Form 10QSB
period 1995-07-31
CHAMPIONS SPORTS INC
filed 1995-09-13
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C.  20549




                                           FORM 10-QSB




         Mark One

         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           [X ]   THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended         July 31, 1995

                                                     OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           [  ]                THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from            to

         Commission file number         0-17263


                                CHAMPIONS SPORTS, INC.
                     (Exact name of registrant as specified in its charter)


                                       Delaware 52-1401755
                        (State or other jurisdiction of (I.R.S. Employer
                                organization) Identification No.)

                        Suite 610,  1749  Old  Meadow  Road,  McLean,  VA  22102
                            (Address of principal executive offices)
                                            (Zip code)

                                          (703) 556-3332
                       (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    x     No

         As of September 1, 1995, the Registrant had a total of 7,300,638 shares of common stock outstanding.

                                     CHAMPIONS SPORTS, Inc.

                                           FORM 10-QSB

                                              INDEX


                                                                     Page

Part I.  Financial Information

                  Item 1.  Financial Statements

                  Consolidated Balance Sheets as of
                    July 31, 1995 (unaudited) and
                    April 30, 1995                                     3

                  Consolidated Statements of Operations:
                    Three months  ended
                    July 31, 1995, and  July 31, 1994,
                          (unaudited)                                  4

                  Consolidated Statements of Cash Flows:
                    Three months ended July 31, 1995, and
                    July 31, 1994 (unaudited)                          5

                  Notes to Consolidated Financial Statements           6

                  Item 2.  Management's Discussions and
                  Analysis of Financial Condition
                  and Results of Operations                            7

Part II. Other Information and Signatures



                  Item 6.   Exhibits and Reports on Form 8-K           7

                  Signatures                                           8

Champions Sports, Inc.
Consolidated Balance Sheet


                                                                          JULY 31,           APRIL 30,
                                                                              1995                1995

                                                                         UNAUDITED

                            ASSETS
Current assets
   Cash and cash equivalents                                              $100,369            $131,102
   Certificate of deposit                                                   25,080              25,080
   Accounts receivable - trade                                              97,933              42,752
   Inventories                                                              38,966              41,235
   Prepaid  expenses                                                        16,005               1,010
         Total current assets                                              278,353             241,179

Property and Equipment

   Furniture and Equipment                                                 516,382            516,383

   Leasehold improvements                                                  567,312             567,312

                                                                         1,083,695           1,083,695
   Accumulated depreciation and amortization                             (552,904)           (529,053)
                                                                           530,791             554,642
Other assets
   Deposits                                                                 11,052              11,052


         Total assets                                                      820,196             806,873

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                         74,883             123,486
   Dividend payable on preferred stock                                      67,290              67,290
   Deferred revenues                                                       125,000              75,000
   Notes payable                                                            18,671              18,671
   Other accrued expenses                                                   38,133              43,720
   Current portion of deferred lease concession                              4,363               4,363
         Total current liabilities                                         328,340             332,530

Deferred lease concession                                                   36,644              37,734
Note payable, excluding current portion                                     38,036              43,019
Total Liabilities                                                          403,019             413,283
Stockholders' equity
   Preferred stock:
Series A, 12% convertible, cumulative,
par value $10 per share, preferred as to
dividends and liquidation: 650,000 shares
56,075 issued and outstanding.                                             560,752             560,752

Undesignated, par value $10 per
share, 150,000 authorized
none issued and outsanding


   Common  stock,  par value  $.001 per  share,  50,000,000  shares  authorized,
7,300,564 and 7,300,564 shares issued and
outstanding at July 31, 1995 and April 30, 1995.                             7,301               7,301

    Additional paid-in capital                                           5,249,312           5,249,312
    Accumulated deficit                                                (5,400,188)         (5,423,775)
          Total stockholders' equity                                       417,177             393,590

          Total liabilities and stockholders' equity                       820,196             806,873


     CHAMPIONS SPORTS, INC.
Consoldiated Statment of Operations

           (Unaudited)



                                                       Three months                     Three months
                                                              ended                            ended
                                                      July 31, 1995                    July 31, 1994

Revenue
   Food and Beverage sales                                 $457,203                         $490,903
   Merchandise and memorabilia                                4,089                            7,232
   Initial license fees                                           -                                -
   Other franchise fees and royalties                        97,104                           61,522
   Interest income                                              835                              535
   Other income                                               3,280                            4,688
                                                           $562,512                         $564,879


Expense
   Cost of food and beverage sales                          130,064                          130,158
   Cost of merchandise and                                    6,792                            1,661
memorabilia sales
   Restaurant payroll and related costs                     162,393                          169,318
   Restaurant occupancy costs                                42,795                           43,456
   Other restaurant costs                                   110,379                           84,105
   General and administrative                                61,635                          109,295
   Depreciation and amortization                             15,761                           25,284
   Interest expense                                           1,016                              256
                                                            530,834                          563,533

Net Income (loss) from continuing                           $31,678                           $1,346
operations

Gain on discontinued operations                                   -                           $4,176

Net Income / (loss)                                         $31,678                           $5,523

Net income (loss) per common share*                           $0.00                            $0.00


   Weighted average number of common
    shares outstanding during the
    period                                                7,300,564                        7,268,536



   *The income (loss) per common share has been computed on the weighted average number of shares outstanding during the period. Warrants are not included as common stock equilvants in the computation of income (loss) per share since the effect would not be material.


CHAMPIONS SPORTS, INC.
Consolidated Statement of Cash Flows
Increase (Decrease) in Cash and Cash Equivalents
(UNAUDITED)

                                                                 JULY 31,                 JULY 31,
                                                                     1995                     1994

Cash flows from operating activities:
   Net income                                                     $31,677                   $5,523

   Adjustments to reconcile net income
   (loss) to cash provided by (used in)
   operating activities
    Depreciation and amortization                                  15,761                   25,284
    (Increase) decrease in accounts receivable                   (55,181)                  (9,553)
    (Increase) Decrease in prepaid expenses                      (14,995)                    (266)
    (Increase) Decrease in inventories                              2,269                    1,474
    (Increase) Decrease in notes receivable                                                  4,166
    Decrease in other assets                                                                 2,269
     (Increase) Decrease in deferred revenues                      50,000
    (Decrease) Increase in accounts payable                      (48,603)                 (15,905)
    (Decrease) Increase in other current liabilities              (5,587)                 (19,611)
    (Decrease) Increase in accrued rent                                                    (1,000)
    (Decrease) Increase in deferred lease concession              (1,090)                  (1,091)
        Total adjustments                                        (57,426)                 (14,233)

        Net cash provided by (used in)
        operating activities                                     (25,749)                  (8,710)

Cash flows from investing activities:
    Sale of equipment                                                                        5,634
    Redemption of certificate of deposit                                                    25,000
    Sale of liquor license                                                                  35,205
        Net cash (used in) investing activities                         0                   65,839


Cash flows from financing activities:
   Repayment of borrowings and capital leases                     (4,984)                  (3,268)

        Net cash provided by financing
         activities                                               (4,984)                  (3,268)




Net increase (decrease) in cash and
 cash equivalents                                                (30,733)                   53,861
Cash and cash equivalents at April 30.                            131,102                   75,466

Cash and cash equivalents at July 31                             $100,369                 $129,327



                                     CHAMPIONS SPORTS, INC.

                           Notes to Consolidated Financial Statements

                                          July 31, 1995

Summarized Financial Information

Company or group of companies for which report is filed:

CHAMPIONS Sports, Inc. and Subsidiaries

The consolidated balance sheet as of July 31, 1995, the consolidated statements of operations and the consolidated statements of cash flows for the three months ended July 31, 1995 and July 31, 1994 have been prepared by the company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at July 31, 1995 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 10-KSB as of April 30, 1995. The results of operations for the period ended July 31, 1995 are not necessarily indicative of the operating results for the full year.

ITEM 2. Management's Discussion and Analysis of Results of Operation and Financial Condition


RESULTS OF OPERATION

         The results of the quarter ended July 31, 1995 produced a net profit of $31,677, ($0.00 per common share) compared to a net profit of $5,523, ($0.00 per common share), for the same quarter in the preceding year.




REVENUES

         The Company's total revenues were $562,512 for the three months ended July 31, 1995 compared to $564,879 for the three months ended July 31, 1994, a decrease of less than 0.5%. By component, food and beverage sales were $457,203 compared to $490,903 for the same period in FY 1995. The decrease of $33,700 is attributed to a decrease in the volume of customer traffic as there was no material price increase during the three months ended July 31, 1995. Merchandise and memorabilia sales were $4,089 for the quarter ended July 31, 1995 versus $7,232 for the comparable previous period. During the quarters ended July 31, 1995 and July 31, 1994, the Company recognized no initial license fees. Other franchise fees and royalties revenue was $97,104 for the current quarter corresponding to $61,522 in the previous year. Interest income in both comparable quarters amount to less than 1% of the Company's total revenues.


EXPENSES

         Cost of food and beverage was 28.4% of related sales for the quarter ended July 31, 1995 compared to 26.5% of related sales during the preceding quarter. This increase in the cost of food and beverage sales is attributed to menu changes made during the first quarter of FY 96. Cost of merchandise and memorabilia of $6,792 exceeded sales as obsolete inventory items were written of., compared to $1,661 for the three months ended July 31, 1994. Restaurant payroll and related costs were $162,393, 35.5% of related sales, compared to $169,318, 34.5% of related sales for the comparable period. Other restaurant costs were $110,739 versus $84,105 for the three months ended July 31, 1994 and 1993, an increase of 35% which is attributed to increase in repairs and maintenance and advertising of the San Antonio restaurant. Occupancy costs for the same unit in San Antonio were constant to the comparable period in the previous fiscal period. General and administrative costs for the Company's corporate offices were $61,635 for the three months July 31, 1995 and $109,295 for the three months ended July 31, 1994 a decrease of 43.6% which is a result of terminating of the lease for the corporate office in November 1994, decreased corporate staff positions and paring of other expenses. Depreciation and amortization expense fell by $9,523 to $15,761 for the three months ended July 31, 1995 from $25,284 in the comparable period in FY 1994. Interest expense for each of the comparable periods was negligible.


LIQUIDITY AND CAPITAL RESOURCES


         The Company's cash position at July 31, 1995 was $100,369 compared to $131,102 at April 30, 1995, an decrease of $30,733. During the quarter ended July 31, 1995, the Company met its cash needs from its cash reserves and from cash flows provided from its operation in San Antonio, TX. During the quarter ended July 31, 1995, the Company reduced its accounts payable and other current liabilities by $54,190, repaid borrowing of $4,984 and deferred recognition of $50,000 in advanced revenues.

           During the quarter ended July 31, 1994, the Company met its cash requirements from cash flow generated by its location in San Antonio, TX., the sale of surplus equipment and the sale of the liquor license from its former location in Miami, FL. Additionally, the Company redeemed a certificate of deposit for $25,000. The Company used $14,232 in cash for its operations and decreased its current liabilities $36,516 and repaid capital leases of $3,268.


         The Company's working capital at July 31, 1994 was a negative $49,987 compared to a negative $91,351 on April 30, 1995.

         The Company is seeking additional financing and also possible mergers or acquisitions to meet its longer term liquidity needs and to finance its future expansion. There is no assurance that the Company will be able to obtain such financing or acquisitions on terms satisfactory to the Company.


MISCELLANEOUS

         Stockholder's equity on July 31, 1995 was $417,177, an increase of $23,587 from April 30, 1995 which is a result of the net profit of the period. On July 31, 1994, stockholder's equity was $145,696 and $140,173 on April 30, 1994.




Item 6.  Exhibits and Reports on Form 8-K

         None.

                                           SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     CHAMPIONS Sports, Inc.




                                                     /s/ James M. Martell
                                                     James M. Martell
                                                     Chairman and President



                                                     /s/ James E. McCollam

                                                     James E. McCollam
                                                     Controller and
                                                     Chief Accounting Officer


September 13, 1995