Form 10QSB
period 1995-10-31
CHAMPIONS SPORTS INC
filed 1995-12-14
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB



         Mark One
                           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           [X ]   THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended         October 31, 1995

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


                                       Delaware 52-1401755
                (State or other jurisdiction of(I.R.S. Employer
                        organization) Identification No.)

                Suite 610, 1749 Old Meadow Road, McLean, VA 22102
                    (Address of principal executive offices)
                                   (Zip code)

                                 (703) 556-3332
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No
         As of December 4, 1995 the Registrant had a total of 7,300,638 shares of common stock outstanding.

                                              CHAMPIONS SPORTS, Inc.

                                                    FORM 10-QSB

                                                       INDEX

                                                                         Page

Part I.  Financial Information

                  Item 1.  Financial Statements

                  Consolidated Balance Sheets as of
                    October 31, 1995 (unaudited) and
                    April 30, 1995                                         3

                  Consolidated Statements of Operations:
                    Three months and six months ended
                    October 31, 1995, and  October 31, 1994,
                          (unaudited)                                      4

                  Consolidated Statements of Cash Flows:
                    Six months ended October 31, 1995, and
                    October  31, 1994 (unaudited)                          5

                  Notes to Consolidated Financial Statements               6

                  Item 2.  Management's Discussions and
                                    Analysis of Financial Condition
                                    and Results of Operations              7

Part II. Other Information and Signatures

                  Item 4.           Submission of Matters to a Vote
                                    of Security Holders                    9

                  Item 6.  Exhibits and Reports on Form 8-K                9

                  Signatures                                              10

                           Champions Sports, Inc.
                         Consolidated Balance Sheet

                                                                                OCTOBER 31,                 APRIL 30,
                                                                                     1995                       1995
                                                                                  UNAUDITED


                                   ASSETS


Current assets
   Cash and cash equivalents                                                               $89,153                   $131,102
   Certificate of deposit                                                                   25,080                     25,080
   Accounts receivable - trade                                                               7,917                     42,752
   Inventories                                                                              50,653                     41,235
   Prepaid  expenses                                                                         1,836                      1,010
         Total current assets                                                              174,639                    241,179

Property and Equipment
   Furniture and Equipment                                                                 516,382                    516,383

   Leasehold improvements                                                                  567,312                    567,312
   Total                                                                                 1,083,695                  1,083,695
   Accumulated depreciation and amortization                                              (562,687)                  (529,053)
                                                                                           521,007                    554,642
Other assets
   Deposits                                                                                 11,052                     11,052


         Total assets                                                                     $706,699                   $806,873

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                                        $72,136                   $123,486
   Dividend payable on preferred stock                                                      67,290                     67,290
   Deferred revenues                                                                             0                     75,000
   Notes payable                                                                            18,671                     18,671
   Other accrued expenses                                                                   38,350                     43,720
   Current portion of deferred lease concession                                              4,363                      4,363
         Total current liabilities                                                         200,810                    332,530

Deferred lease concession                                                                   35,553                     37,734
Note payable, excluding current portion                                                     33,440                     43,019
Total Liabilities                                                                          269,802                    413,283
Stockholders' equity
   Preferred stock:
    Series A, 12% convertible cumulative, par value $10 per share, preferred as to dividends and liquidation: 650,000 shares
      authorized, 56,075 issued and outstanding.                                           560,752                    560,752
     Undesignated, par value $10 per share, 150,000 authorized,
      none issued and outstanding.                                                               -                          -

   Common stock, par value $.001 per share,
   50,000,000 shares authorized, 7,300,564 and 7,300,564
    shares issued and outstanding at
    October 31, 1995 and April 30, 1995, respectively.                                       7,301                      7,301

    Additional paid-in capital                                                           5,249,312                  5,249,312
    Accumulated deficit                                                                (5,380,468)                (5,423,775)
          Total stockholders' equity                                                       436,897                    393,590

          Total liabilities and stockholders' equity                                      $706,699                   $806,873






                             CHAMPIONS SPORTS, INC.

                      Consolidated Statement of Operations
                                   (Unaudited)

                                           Three months     Three months      Six months       Six months
                                               ended            ended            ended            ended
                                            October 31,      October 31,      October 31,      October 31,
                                               1995             1994             1995             1994

Revenue
   Food and Beverage sales                        $399,410         $468,030         $856,613         $958,933
   Merchandise and memorabilia                      55,727            5,638           59,816           12,869
   Initial franchise and license fees               75,000                -           75,000                -
   Other franchise fees and royalties                    -           21,782           97,104           83,304
   Interest income                                   1,097              344            1,932              879
   Other income                                     13,698            4,218           16,978            8,905
                                                  $544,931         $500,011       $1,107,442       $1,064,890


Expense
   Cost of food and beverage sales                 113,422          127,836          243,486          257,994
   Cost of merchandise and                          13,823            5,821           20,615            7,482
memorabilia sales
   Restaurant payroll and related                  150,086          164,677          312,479          333,994
costs
   Restaurant occupancy costs                       50,222           50,670           93,017           94,126
   Other restaurant costs                           79,428           68,903          189,807          141,058
   General and administrative                       83,747           97,227          145,382          206,523
   Promotion                                        23,295           13,141           23,295           25,091
   Depreciation and amortization                    17,873           23,851           33,634           49,135
   Interest expense                                  1,404              663            2,420              919
Total expenses                                     533,300          552,788        1,064,135       $1,116,321

Net Income (loss) from operations                  $11,631        ($52,777)          $43,307        ($51,431)

Gain on discontinued operations                          -          $77,006                -          $81,183

Gain on disposal of fixed assets                         -           $5,500                -           $5,500

Net profit / (loss)                                $11,631          $29,729          $43,307          $35,252

Net income (loss) per common                         $0.00            $0.00            $0.01            $0.00
share*



   Weighted average number of common
    shares outstanding during the
    period                                       7,300,638        7,277,564        7,300,638        7,275,837



   *The income (loss) per common share has been computed on the weighted average number of shares outstanding during the period. Warrants are not included as common stock equilivants in the computation of income (loss) per share since the effect would not be material.


                CHAMPIONS SPORTS, INC.
         Consolidated Statement of Cash Flows
         Increase (Decrease) in Cash and Cash
                      Equivalents
                      (UNAUDITED)

                                                          OCTOBER 31,           OCTOBER 31,
                                                              1995                  1994

Cash flows from operating activities:
   Net income                                                    $43,307                $35,252

   Adjustments to reconcile net income
   (loss) to cash provided by (used in)
   operating activities
    Depreciation and amortization                                 33,634                 49,135
    (Increase) decrease in accounts receivable                    34,835                (9,617)
    (Increase) Decrease in prepaid expenses                        (826)                  1,900
    (Increase) Decrease in inventories                           (9,418)                  (615)
    (Increase) Decrease in notes receivable                                              12,498
    Decrease in other assets                                                              2,269
     (Increase) Decrease in deferred revenues                   (75,000)                 30,000
    (Decrease) Increase in accounts payable                     (51,350)               (17,998)
    (Decrease) Increase in other current liabilities             (5,370)               (22,931)
    (Decrease) Increase in accrued rent                                                (20,605)
    (Decrease) Increase in deferred lease                        (2,181)               (67,131)
     concession
        Total adjustments                                       (75,677)               (43,095)

        Net cash provided by (used in)
        operating activities                                    (32,370)                (7,843)

Cash flows from investing activities:
    Sale of equipment                                                                     4,410
    Redemption of certificate of deposit                                                 25,000
    Sale of liquor license                                                               35,205
        Net cash (used in) investing activities                        0                 64,615


Cash flows from financing activities:
   Repayment of borrowings and capital leases                    (9,579)                (8,839)

        Net cash provided by financing
         activities                                              (9,579)                (8,839)
----------



Net increase (decrease) in cash and
 cash equivalents                                               (41,949)                 47,933
Cash and cash equivalents at April 30.                           131,102                 75,466

Cash and cash equivalents at October 31                          $89,153               $123,399


                                              CHAMPIONS SPORTS, INC.

                                    Notes to Consolidated Financial Statements

                                                 October 31, 1995

Summarized Financial Information

Company or group of companies for which report is filed:

CHAMPIONS Sports, Inc. and Subsidiaries

The consolidated balance sheet as of October 31, 1995, the consolidated statements of operations and the consolidated statements of cash flows for the three months and six months ended October 31, 1995 and October 31, 1994 have been prepared by the company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at October 31, 1995 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 10-KSB as of April 30, 1995. The results of operations for the period ended October 31, 1995 are not necessarily indicative of the operating results for the full year.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations


Results of Operation

For the six month period ended October 31,1995, the Company realized a net profit of $43,307 or $0.01 per common share as compared to a profit of $35,252 or $ .00 per common share for the six month period ended October 31, 1994. The Company's assets decreased to $706,699 at October 31, 1995 from $806,873 at April 30, 1995. For this current period, the Company's profit was derived from its operations. For the six months ended October 31, 1994, the Company lost $51,431 from its ongoing operations and realized a non recurring gain of $81,183 from settlement of a restaurant lease from an abandoned locationand realized a non recurring gain of $5,500 upon the sale of equipment which had been previously written off.

Revenues

         The Company's total revenues were $1,107,442 for the six months ended October 31, 1995 versus $1,064,890 for the six month period ended October 31, 1994, a increase of $42,552 or 4.0%. By component, food and beverage sales decreased 10.7% from $958,933 to $856,613 for the six months ended October 31, 1995. This decrease in food and beverage sales for the same comparable unit is attributed to a decrease in customer volume as there were no price adjustments for menu items. Merchandise and memorabilia sales for the six months ended October 31, 1995 were $59,816 compared to $12,869 for the comparable period in 1994. The increase of $46,947 is a result of the Company providing memorabilia to one new Champions licensed location during the six months ended October 31, 1995. The memorabilia sales is dependant on the number of new Champions locations which open during the period. No new Champions locations opened during the period ended October 31, 1994. The Company realized no new initial license fees during the six months ended October 31, 1994, as no new Champions locations opened during this period. For the six months ended October 31, 1995, the Company realized initial licensing fees of $75,000, which reflect the one Champions licensed location which opened during the six months ended October 1995. Other franchise and royalties realized by the Company during the six months ended October 31, 1995 were $97,104 compared to $83,304 for the same period in 1994. This increase of $13,800 or 16.6% is a result of the increased number of Marriott licensed locations. Interest income for the six month period ended October 31, 1995 was $1,932 versus $879 for the comparable period in the previous year. Other income was $16,978 contrasted to $8,905 for the six months ended October 31, 1994.


Expenses

Cost of food and beverage was $243,486 or 28.4% of related sales of $856,613 for the six months ended October 31, 1995 compared to $257,994 or 26.9% of related sales for the comparable six months ended October 31, 1994. Cost of merchandise and memorabilia sales for the six months ended October 31, 1995 was 34.5% of related sales of $59,816 contrasted to 58.2% of related sales of $12,869 for the comparable period ended October 31, 1994. Restaurant payroll and related costs were $312,479 or 36.5% of food and beverage sales of $856,613 during the six month period ended October 31, 1995 compared to 34.8% of related food and beverage sales during the comparable period in 1994. Restaurant occupancy costs, which remained constant for the comparable periods, were $93,017 for the six months ended October 31, 1995 compared to $94,126 for the same comparable period in 1994. Other restaurant costs were $189,807 or 22.2% of food and beverage sales compared to $141,058 or 14.7% of food and beverage sales for the comparable six month period in 1994. This increase of $48,749 is attributed to an increase in advertising expenditures and to repairs of aging equipment.
General and administrative expense for the Company's corporate office was $145,382 for the six months ended October 31, 1995 compared to $206,523 for the six months ended October 31, 1994. The decrease of $61,141 or 29.6% is attributed primarily to the Company terminating its lease for office space for the Corporate offices in November 1994. The Company currently is leasing its office space on a month to month basis for $700 per month. Promotion expense decreased from $25,091 for the six months ended

October 31, 1994 to $23,295 for the six months ended October 31, 1995. Depreciation and amortization expense dropped from $49,135 during the six months ended October 31, 1994 to $33,634 for the six months ended October 31, 1995.




Liquidity and Capital Resources

The Company's cash position on October 31, 1995 was $89,153 compared to $131,102 on April 30, 1995, a decrease of $41,949. On October 31, 1995, the Company maintained a certificate of deposit of $25,080, as well as on April 30, 1995. For the six months ended October 31, 1995, the Company used $32,370 in cash for its operating activities, repaid borrowings of $9,579 and decreased other current liabilities of $56,720. For the six months ended October 31, 1994, the Company expended $7,843 in cash for its operating activities, repaid borrowings of $8,839 and reduced current liabilities of $40,929. During the six months ended October 31, 1995, the Company met its cash needs from licensing fees and from cash flow from its San Antonio operation. During the six months ended October 31, 1994, the Company met its cash needs from its operating activities, redeemed a certificate of deposit for $25,000, and sold other assets for $39,615. On October 31, 1995, the Company's working capital was a negative $26,171 versus a negative $91,351 on April 30, 1995.




Stockholder's equity increased to $436,897 on of October 31, 1995 compared to $393,590 as of April 30, 1995, as a result of the net profit for the six month period..


Subsequent Events


         On November 6, 1995, the Company's Board of Directors voted to defer payment of $67,290, the annual dividend on the Series A, 12% convertible, cumulative Preferred Stock, par value $10, of which there were 56,075 shares outstanding at October 31, 1995.

Part II.   Other Information

Item 4.  Submission of Matters to A Vote of Security Holders

         The were no matters submitted to a vote of Security Holders during the three month period ended October 31, 1995

Item 6.  Exhibits and Reports on Form 8-K

         None

                                                    SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     CHAMPIONS Sports, Inc.



                                                      /s/ James Martell
                                                     -------------------------

                                                     James Martell
                                                     Chairman, President and
                                                     Chief Executive Officer


                                                      /s/ James E.McCollam
                                                     -------------------------
                                                     James E. McCollam
                                                     Controller and
                                                     Chief Accounting Officer


December 8, 1995