Form 10QSB
period 1996-01-31
CHAMPIONS SPORTS INC
filed 1996-03-18
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C.  20549



                                           FORM 10-QSB




         Mark One
                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           [X ]            THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended         January 31, 1996

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

         As of March 9, 1996, the Registrant had a total of 8,500,638 shares of common stock outstanding.

                                     CHAMPIONS SPORTS, Inc.

                                           FORM 10-QSB

                                              INDEX

                                                                   Page

Part I.  Financial Information

                  Item 1.  Financial Statements

                  Consolidated Balance Sheets as of
                    January 31, 1996 (unaudited) and
                    April 30, 1995                                   3

                  Consolidated Statements of Operations:
                    Three months and nine months ended
                    January 31, 1996, and  January 31, 1995,
                          (unaudited)                                4
                  Consolidated Statements of Cash Flows:
                    Nine months ended January 31, 1996, and
                    January 31,1995 (unaudited)                      5

                  Notes to Consolidated Financial Statements         6

                  Item 2.  Management's Discussions and
                                    Analysis of Financial Condition
                                    and Results of Operations        7

Part II. Other Information and Signatures

                  Item 4.         Submission of Matters to a Vote
                                  of Security Holders               9

                  Item 6.         Exhibits and Reports on Form 8-K  9

                  Signatures                                        10

                       Champions Sports, Inc.
                     Consolidated Balance Sheet

                                                                           JANUARY 31             APRIL 30,
                                                                            1996                    1995
                                                                         UNAUDITED

                               ASSETS
Current assets
   Cash and cash equivalents                                                   $151,704                 $131,102
   Certificate of deposit                                                        25,080                   25,080
   Accounts receivable - trade                                                    6,472                   42,752
   Inventories                                                                   57,353                   41,235
   Prepaid  expenses                                                             34,372                    1,010
         Total current assets                                                   274,980                  241,179

Property and Equipment
   Furniture and Equipment                                                      516,382                  516,383
   Leasehold improvements                                                       567,312                  567,312
                                                                              1,083,695                1,083,695
   Accumulated depreciation and amortization                                  (579,505)                (529,053)
                                                                                504,190                  554,642
Other assets
   Deposits                                                                      11,052                   11,052


         Total assets                                                          $790,222                 $806,873




                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                             $89,296                 $123,486
   Dividend payable on preferred stock                                          134,580                   67,290
   Deferred revenues                                                                  -                   75,000
   Notes payable                                                                 29,425                   18,671
   Other accrued expenses                                                        46,156                   43,720
   Current portion of deferred lease concession                                   4,363                    4,363
         Total current liabilities                                              303,820                  332,530

Deferred lease concession                                                        34,462                   37,734
Note payable, excluding current portion                                          17,988                   43,019
Total Liabilities                                                               356,270                  413,283
Stockholders' equity
   Preferred stock:
    Series A, 12% convertible cumulative, par value $10 per share, preferred as to dividends and liquidation: 650,000 shares
     authorized, 56,075 issued and outstanding.                                 560,752                  560,752
     Undesignated, par value $10 per share, 150,000 authorized,
      none issued and outstanding.                                                    -                        -

   Common stock, par value $.001 per share,
   50,000,000 shares authorized, 8,500,638 and 7,300,638
    shares issued and outstanding at
    January 31, 1996 and April 30, 1995, respectively.                            8,502                    7,301

    Additional paid-in capital                                                5,307,975                5,249,312
    Accumulated deficit                                                     (5,443,276)              (5,423,775)
          Total stockholders' equity                                            433,953                  393,590

          Total liabilities and stockholders' equity                           $790,222                 $806,873


       CHAMPIONS SPORTS, INC.

        Consolidated Statement of Operations
            (Unaudited)

                                      Three months      Three months       Nine months          Nine months
                                         ended           ended                ended                ended
                                      January 31,        January 31,          January 31,       January 31,
                                          1996               1995                 1996              1995


Revenue
   Food and Beverage sales                  $424,223        $472,985           $1,280,836           $1,431,918
   Merchandise and memorabilia                 4,220           4,387               64,036               17,256
   Initial franchise and license fees         81,000               -              156,000                    -
   Other franchise fees and royalties              -          14,079               97,104               97,382
   Interest income                               681              77                2,613                  956
   Other income                                7,042           3,460               24,020               12,365
                                            $517,166        $494,987           $1,624,609            1,559,878


Expense
   Cost of food and beverage sales           120,586         128,400              364,072              386,394
   Cost of merchandise and                     4,670           3,592               25,285               11,074
memorabilia
   Restaurant payroll and related costs      157,454         160,187              469,933              494,181
   Restaurant occupancy costs                 52,495          45,535              145,512              139,660
   Other restaurant costs                     79,794          74,007              269,601              215,065
   General and administrative                 64,715          66,649              210,097              273,171
   Restaurant promotion                       15,044          17,232               38,339               42,322
   Depreciation and amortization              16,818          23,851               50,452               72,986
   Interest expense                            1,302               -                3,722                  919
                                             512,877         519,453            1,577,012            1,635,774

Net Income (loss) from operations             $4,289       ($24,466)              $47,597            ($75,896)

Gain / (Loss) from discontinued                    -               -                    -               81,183
operations
Gain on disposal of fixed assets                   -               -                    -                5,500
Non recurring gain for lease                       -          99,245                    -               99,245
termination
Net Income (loss)                             $4,289         $74,779              $47,597             $110,031


Net income (loss) per common share*            $0.00           $0.01                $0.01                $0.02



   Weighted average number of common
    shares outstanding during the
    period                                 7,778,613       7,300,564            7,513,607            7,283,268


   *The income (loss) per common share has been computed on the weighted average number of shares outstanding during the period. Warrants are not included as common stock equilivants in the computation of income (loss) per share since the effect would not be material.


                  CHAMPIONS SPORTS, INC.
           Consolidated Statement of Cash Flows
              Increase (Decrease) in Cash and Cash Equivalents
                       (UNAUDITED)

                                                                JANUARY 31,          JANUARY 31
                                                                 1996                   1995

Cash flows from operating activities:
   Net income                                                        $47,597                $185,031

   Adjustments to reconcile net income
   (loss) to cash provided by (used in)
   operating activities
    Depreciation and amortization                                     50,508                  72,986
    Loss from discontinued operations                                      -                (81,183)
     Disposal of furniture and equipment                                   -                  77,961
    (Increase) decrease in accounts receivable                        36,280                (14,066)
    (Increase) Decrease in prepaid expenses                         (33,362)                   (331)
    (Increase) Decrease in inventories                              (16,118)                 (3,653)
    (Increase) Decrease in notes receivable                                -                  14,585
    Decrease in other assets                                               -                   9,573
     (Increase) Decrease in deferred revenues                       (75,000)                  78,935
    (Decrease) Increase in accounts payable                         (34,190)               (199,626)
    (Decrease) Increase in other current liabilities                   2,436                (31,930)
    (Decrease) Increase in accrued rent                                    -                (20,605)
    (Decrease) Increase in deferred lease concession                 (3,272)                (68,221)
        Total adjustments                                           (72,718)               (165,575)

        Net cash provided by (used in)
        operating activities                                        (25,121)                  19,456

Cash flows from investing activities:
    Sale of equipment                                                      -                   5,500
    Redemption of certificate of deposit                                   -                  25,000
    Sale of liquor license                                                 -                  35,205
        Net cash (used in) investing activities                            0                  65,705


Cash flows from financing activities:
    Common Stock issued upon exercise of options                      60,000                       -
   Repayment of borrowings and capital leases                       (14,277)                (11,706)

        Net cash provided by financing
        activities                                                    45,723                (11,706)




Net increase (decrease) in cash and
 cash equivalents                                                     20,602                  73,455
Cash and cash equivalents at April 30.                               131,102                  75,466

Cash and cash equivalents at January 31                             $151,704                $148,921


                                     CHAMPIONS SPORTS, INC.

                           Notes to Consolidated Financial Statements

                                        January 31, 1996

Summarized Financial Information

Company or group of companies for which report is filed:

CHAMPIONS Sports, Inc. and Subsidiaries

The consolidated balance sheet as of January 31, 1996, the consolidated statements of operations and the consolidated statements of cash flows for the three months and nine months ended January 31, 1996 and January 31,1995 have been prepared by the company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at January 31, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 10-KSB as of April 30, 1995. The results of operations for the period ended January 31, 1996 are not necessarily indicative of the operating results for the full year.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations


Results of Operation

         For the nine month period ended January 31, 1996, the Company realized a net profit of $47,597 or $0.01 per common share as compared to a net profit of $110,031 or $0.02 per common share for the nine month period ended January 31, 1995. The Company's assets decreased to $790,222 at January 31, 1996 from $806,873 at April 30, 1995. For this current period, the Company's net profit from its ongoing operations was $47,597 for the nine months and $4,289 for the three months ended January 31, 1996. In the previous year, the Company lost $75,896 from its ongoing operations, realized a non recurring gain of $81,183 from settlement of a restaurant lease from an abandoned location, realized a non recurring gain of $5,500 upon the sale of equipment which had been previously written off, and a non recurring gain of $99,245 from settlement of a lease previously used for office space for the Company's corporate headquarters. During the three month period in the previous year, the Company lost $24,466 from its ongoing operations and realized a gain of $99,245 for the settlement of a lease.

Revenues

         The Company's total revenues were $1,624,609 for the nine months ended January 31, 1996 versus $1,559,878 for the nine month period ended January 31, 1995, a increase of $64,731 or 4.1%. By component, food and beverage sales decreased by 10.6% from the previous year for the nine months and decreased 10.3% for the three months period from the previous year. This decrease in food and beverage sales is attributed to a decrease in customer volume as there were no price increases for menu items. Merchandise and memorabilia sales for the nine months ended January 31, 1996 increased to $64,036 or 271.1% compared to the comparable period in 1995. The increase is a result of the Company providing memorabilia to a new Champions licensed location in Jakarta, Indonesia. The Company realized an initial franchise fee of $156,000 during the nine months ended January 31, 1996, for the rights to use the Champions trademark in Jakarta Indonesia and Amman, Jordan. For the nine months ended January 31, 1995, the Company did not record any initial licensing fees. Other franchise and royalties realized by the Company during the nine months ended January 31, 1995 were $97,104 which was comparable to the same period in 1995. Other income was $24,020 contrasted to $12,365 for the nine months ended January 31, 1995.


Expenses

         Cost of food and beverage was 28.4% of related sales for both the nine months and three months ended January 31, 1996 compared to 26.9% for the nine months and 27.2% for the three months ended January 31, 1995. This increase is attributed higher product costs at the wholesale level. Cost of merchandise and memorabilia sales for the nine months ended January 31, 1996 was $25,285 on related sales of $64,036 contrasted to $11,074 on related sales of $17,256 for the comparable period ended January 31, 1995. Restaurant payroll and related costs were 36.7% of related food and beverage sales for the nine months and 37.1% for the three months ended January 31, 1996, versus 34.5%
for the nine months and 33.9% for the three months ended January 31, 1995. This increase is attributed to the decline in food and beverage sales from the comparable period. Restaurant occupancy costs were $145,512 for the nine months and $52,495 for the three months ended January 31, 1996 compared to $139,660 for the nine month and $45,535 for the three month comparable period in 1995. This increase is attributed to escalation provisions in the lease agreement. Other restaurant costs were 21.1% of food and beverage sales for the nine months and 18.8% of food and beverage sales for the three months ended January 31, 1995 compared to 15.0% of food and beverage sales for the comparable nine month and 15.6% for the three months in 1995. This increase is ascribed to the decrease in food and beverage sales from the comparable period and to the increase in repair and maintenance expense to existing restaurant equipment. General and administrative expense for the Company's corporate office was $210,097 for the nine months ended January 31, 1996 compared to $273,171 for the nine months ended January 31, 1995. The decrease of $63,075 or 23.1% is attributed primarily the termination of the lease for office space and reduction in legal fees and other professional fees from the previous period. Restaurant promotion expense remains constant at approximately 3% of food and beverage sales for each comparable nine month period. Depreciation and amortization expense decreased to $50,452 during the nine months ended January 31, 1996 from $72,986 for the nine months ended January 31, 1995.




Liquidity and Capital Resources

         The Company's cash position on January 31, 1996 was $151,704 compared to $131,102 on April 30, 1995, an increase of $20,602. On both January 31, 1996 and April 30, 1995, the Company maintained a certificate of deposit of $25,080. For the nine months ended January 31, 1996 the Company expended $25,121 in cash for its operating activities and repaid borrowings of $14,277. An officer of the Company exercised an option to purchase 1,200,000 shares of the Company's common stock for $60,000 The Company met its cash needs during the nine months ended January 31, 1996 by using its cash reserves and by reducing its accounts receivable by $36,280. For the nine months ended January 31, 1995, the Company generated $19,456 in cash from its operating activities. During the nine months ended January 31, 1995, the Company met its cash needs from franchise and license fees and cash flow from its San Antonio operation.



         Stockholder's equity was $433,953 as of January 31, 1996 compared to $393,590 as of April 30, 1995. On November 6, 1995, the Company's Board of Directors voted to defer payment of the annual dividend on the Series A, 12% Preferred Stock, in order to preserve the Company's cash reserves. This unpaid amount, $67,290, has been placed on the Company's balance sheet as a current liability. The Board of Directors also voted to defer the Annual Meeting of Security Holders until the Company's cash position improves.

         The Company is continuing to seek additional financing and also possible mergers or acquisitions to meet its longer term liquidity need and to finance its future expansion. There is no assurance that the Company will be able to obtain such financing or acquisitions on term satisfactory to the Company.

Part II.   Other Information

Item 4.  Submission of Matters to A Vote of Security Holders

         The were no matters submitted to a vote of Security Holders during the three month period ended January 31, 1996

Item 6.  Exhibits and Reports on Form 8-K

         The Company filed Form 8-K on December 28, 1995 pertaining to the exercise of an option by an officer of the Company to purchase 1,200,000 shares of the Company's common stock for $60,000.

                                           SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     CHAMPIONS Sports, Inc.




                                                     /s/JamesMartell
                                                     James Martell
                                                     Chairman, President
                                                     and Chief Executive Officer



                                                     /s/ James E. McCollam
                                                     James E. McCollam
                                                     Corporate Secretary, Chief
                                                     Accounting
                                                     Officer and Controller


March 15, 1996