Form 10KSB
period 1996-04-30
CHAMPIONS SPORTS INC
filed 1996-07-31
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


         Mark One
               [X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                                       OF
               THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                    For the fiscal year ended April 30, 1996

                                       OR

                   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                                    15(d) OF
                     [ ] THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number 0-17263


                             CHAMPIONS SPORTS, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

                               Delaware 52-1401755
                (State or other jurisdiction of organization)
                      (I.R.S. Employer Identification No.)

            Suite 610, 1749 Old Meadow Road, McLean, VA 22102
                    (Address of principal executive offices)
                                   (Zip code)

                                 (703) 556-3332
              (Registrant's telephone number, including area code)




Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share
                                (Title of Class)

                   Preferred Stock, par value $10.00 per share
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No


     Check it there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrants's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

         For the year ended April 30, 1996, the revenues of the registrant were $2,138,732.

         The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant, based on the average bid and asked price on July 15, 1996, was approximately $675,000.


         As of July 15,1996, the Registrant had a total of 8,500,638 shares of common stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                           PART I

Item 1.  Business

                  (a)      Development of Business.

                           CHAMPIONS Sports, Inc. (the "Company" or "CSI") was
incorporated under the laws of the State of Delaware on June 4, 1985 under the name "International Group, Inc." In September 1985, the Company completed a public offering of 40,000,000 Units, each Unit consisting of one share of Common Stock and warrants to purchase three shares of Common Stock, at a price of $0.01 per Unit. The net proceeds of the offering to the Company were approximately $357,000.

                           On January 16, 1986, the Company acquired 100% of the
outstanding shares of CHAMPIONS Sports International, Inc. ("CSII"), in exchange for 195,555,555 shares of the Company's Common Stock. In February, 1986, International Group, Inc. changed its name to CHAMPIONS Sports, Inc. Between 1987 and 1988, most of the original warrants issued in September 1985 were exercised by stockholders and consequently the Company received additional capital of $2,356,268. On September 12, 1989, CSII was merged with and into the Company, with the Company as the surviving corporation. In November 1991, the Company effected a reverse split of its outstanding shares on a 1 for 100 basis. In November 1992, the Company completed a public offering of 350,000 Shares of Series A 12% Cumulative Convertible Preferred Stock. In March 1993, the Company completed an exchange offer converting all, except 64,575 preferred shares, into 2,171,657 shares of common stock. Subsequently. an additional 8,500 preferred shares have been converted into 40,035 shares of common stock.

     The Company operates one Company owned CHAMPIONS Sports Bar Restaurant and is the licensor of sixteen. Fifteen of these are licensed with Marriott International Inc., with whom the Company has a national licensing agreement. These CHAMPIONS are located in Marriott hotels in Boston, MA; Tampa, FL; Atlanta, GA; Chicago, IL; Baltimore, MD; Los Angeles, CA; Portland, OR; Irvine, CA; Springfield, MA; Orlando, FL; Charlotte, NC; Philadelphia, PA; Dubai, United Arab Emirates; Frankfurt, Germany and Amman, Jordan. One additional CHAMPIONS, licensed to another company, is located in Jakarta, Indonesia. The Company-owned CHAMPIONS is located in San Antonio, TX.


                  (b)      Description of Business.

                           1.       Concept

     CHAMPIONS is a sports theme restaurant bar whose concept combines casual dining, sports viewing with strategic marketing and promotions. The CHAMPIONS popularity is defined in the CHAMPIONS' motto: "Good Food, Good Times, Good Sports." This concept is based, in large measure, on the format implemented in the first CHAMPIONS location which opened in the Georgetown section of Washington, D.C. in 1983. The Company does not own, operate or manage this property nor does it receive any revenues or continuing royalties therefrom. A strong food component has been added to the original concept so that most of the CHAMPIONS being promoted by the Company are now full-fledged restaurants as well as bar establishments. The current CHAMPIONS concept seeks a 60/40 division between food and beverage sales. The sports theme of CHAMPIONS is based upon management's belief that sports appeals to most socio-economic, age and gender groups worldwide. The sports atmosphere at CHAMPIONS is created by the presence of hundreds of items of original sports memorabilia such as uniforms, sports equipment, posters, advertising, signs, magazine covers, official programs, film posters, and photographs from local, national and international celebrities and sporting events, past and present. The sports decor seeks to establish a feeling a comfort and belonging for all customers. In addition, CHAMPIONS' atmosphere is enhanced by sports programming and viewing which is accomplished through a network of strategically placed TV monitors designed to continuously show local, national and international sporting events without taking away from the casual dining experience. Although sports is a theme in CHAMPIONS restaurants it is not the dominant factor. At the heart of the CHAMPIONS concept is the food. The menu, which attracts guests for lunch, happy hour and dinner, appeals to those interested in dining at a moderate price. It incorporates traditional American cuisine as well as popular regional items. The development of CHAMPIONS has allowed the Company to focus more on food and incorporate a full service food operation as an integral part of the concept. CHAMPIONS' average check is about $10.75 per person, placing it within the "casual dining" segment of the restaurant industry. This segment seeks to attract customers who want a higher quality of food and service than that commonly provided at "fast food" or "family style" restaurants. The basic premise of CHAMPIONS' marketing success today is its ability to develop a variety of promotions: contests, movie premiers and appearances by sports and media celebrities. Although no element of the CHAMPIONS' concept is unique, the combination of food, atmosphere, sports memorabilia, sports viewing, marketing and promotions defines the concept.


                           2.       Operations


                As of the end of the fiscal year, the Company was engaged in the following types of operations:

                                    (I)     Company-Owned Operations


     The Company currently operates one Company-owned restaurant. This CHAMPIONS sports bar restaurant has been in operation since 1989 and is located in the River Center Mall in San Antonio, Texas.

     San Antonio restaurant provided approximately 80% of the Company's revenues for FY 1996, as reflected in the consolidated financial statements included herein.

     The estimated cost of opening a new CHAMPIONS sports bar restaurant is approximately $1,000,000 to $1,300,000. Presently, the Company does not have sufficient cash reserves to open more Company owned CHAMPIONS restaurants. The Company is seeking additional financing and also considering possible acquisitions or mergers to meet its longer term liquidity needs to finance its future expansion.

                                    (ii)    Marriott Licensed Locations


     In August, 1987, the Company executed a license agreement with Marriott authorizing Marriott to operate a CHAMPIONS sports bar restaurant in the Marriott Copley Place Hotel in Boston, Massachusetts. The success of the Boston Marriott's CHAMPIONS led to the execution of a master licensing agreement in February 1988 with Marriott that enabled Marriott to open ten CHAMPIONS locations in Marriott hotels. In August 1990, the Company executed a new non-exclusive licensing agreement whereby the Company agreed to the acquisition by Marriott of the rights to the "CHAMPIONS" service mark for use in over 100 specified hotels nationwide. There are presently fifteen CHAMPIONS located in the following Marriott hotels: Boston, MA; Springfield, MA; Baltimore/Washington Airport, MD; Atlanta, GA; Tampa, FL; Chicago O'Hare Airport, IL; Irvine, CA; Los Angeles, CA; Portland, OR; Orlando, FL; Charlotte, NC; Philadelphia, PA; Dubai, United Arab Emirates; Frankfurt, Germany and Amman, Jordan. During FY 1996, the CHAMPIONS licensed locations in New York, NY and Raleigh, NC closed. Marriott is not required to open CHAMPIONS locations in any of the listed hotels. However, if the Company wishes to open, operate or grant a right to another to open or operate a CHAMPIONS sports bar restaurant within a certain restricted radius of any of the Marriott sites (which range from 1/2 to 5 miles), Marriott must decide within three business days of notification whether to allow the CHAMPIONS to open. If Marriott denies the Company the right to open a CHAMPIONS within a restricted radius, then Marriott must commence a good faith build-out of a CHAMPIONS sports bar restaurant at the applicable Marriott location within six months. If Marriott does not commence construction within that period, Marriott will lose its exclusive territory around that site. In fiscal year 1991, the Company received a one-time licensing fee of $1,000,000 from Marriott. Under the terms of the licensing agreement, which was modified effective January 1994, Marriott is required to purchase memorabilia, for each new CHAMPIONS location in a Marriott hotel, at certain prescribed prices. An annual fee of $6,245(with increases pegged to the Consumer Price Index) is paid to the Company by Marriott for each domestic Marriott CHAMPIONS location. Future international Marriott CHAMPIONS will be paying an annual fee of $9,261 (with increases pegged to the Consumer Price Index). The Company plans to open a CHAMPIONS in the Marriott hotel in Beirut, Lebanon in fiscal year 1997 and is in discussions with Marriott International, Inc. to open more locations.

     It is the determination of the Company's management that the non-exclusive Marriott licensing agreement has little, if any, effect in limiting its expansion of Company-owned and other licensed CHAMPIONS restaurants.

     Marriott hotel locations accounted for about 8.3% of the Company's revenues for FY 1996, as reflected in the consolidated financial statements included herein.


                                    (iii)   Other Licensed Locations


                                    In FY 1996, the Company opened a CHAMPIONS
Sports Bar Restaurant in Jakarta, Indonesia pursuant to a licensing agreement with Majordomo Leisure Consultants Pte, LTD. The Company also received $85,000, in FY 1996, from Majordomo for the exclusive rights to open additional CHAMPIONS Sports Bar Restaurants in Indonesia.

     Other licensed locations accounted for about 9.8% of the Company's revenues for FY 1996, as reflected in the consolidated financial statements included herein.


                                    (iv)    Franchising


     In FY 1994 and continuing through FY 1996, the Company has suspended its efforts to sell new franchises. In FY 1995, there were two franchises (Fairfax, and Herndon, VA) in operation. Subsequent to April 30, 1995, these two franchises closed their operations. As of the end of FY 1996, no individual or company had the right to open a CHAMPIONS in any specific location or area in the U.S. with the exception of the Marriott International, Inc., pursuant to their licensing agreement with the Company.



                           3.       Competition


     The food and beverage is highly competitive, as is the business of licensing and franchising such businesses. Most of the companies offering such franchises are substantially larger than the Company, and have greater resources, operating histories and experience. They include many national, regional and local chains with more locations and larger advertising budgets. Food and beverage businesses are also affected by changing customer tastes, local and national economic conditions that affect spending habits, population shifts and traffic patterns. Quality of service, attractiveness of facilities and price are also important factors.

     The popularity of the concept of sports bars has spawned a number of companies seeking to capitalize on that market. While the Company believes that its Champions concept is superior, there are other "sports" bar restaurants in operation.


                           4.       Service Mark


     The Company owns the federally registered service mark "Champions" (the "Mark"), which was issued on January 21, 1986 (Registration No. 1,379,648), for "Discotheque Services" and for "Bar and Cocktail Lounge Services" (collectively, the "Services"). The duration of the Champions Mark is 20 years subject to renewal. Such registration constitutes constructive notice of the claim of ownership to the Mark nationally and is prima facie evidence of the validity and registration of the Mark, of the ownership of the Mark and the exclusive right to use the Mark in interstate commerce in connection with the Services. However, no assurance can be given that no other person has the right to use the Mark in the United States. Any person who used that Mark or one similar thereto prior to the date of federal registration is entitled, under trademark "common law," to continue using that Mark in their limited geographic area of operation at the date of such registration. If any such prior user exists and is engaged in the same general business as that of the Company, then the Company may not use that Mark in such geographic area. The Company maintains vigorous efforts to ascertain the existence of others illegally using the Mark and makes every effort to have them cease such infringing actions. The Company has also registered and is in the process of registering the service mark "Champions" in a number of foreign countries.

     In the event that the Company ceases the business of marketing and managing Champions sports bar restaurants, which is not anticipated, the Mark would revert to Tramps Management, Inc., whose only shareholders are Michael O'Harro and James Desmond, the founders of the original Champions concept. Messrs. O'Harro and Desmond would then transfer to the Company all of the Common Stock of the Company held by them at that time, if any.


                           5.       Government Regulation


     The Company has presently suspended its sale of franchises. If the Company resumes its sale of franchises in the future, it will be subject to FTC regulations and state laws which regulate the offer and sale of franchises and laws regarding the franchisor - franchisee relationship.



     The Company's business is subject to additional extensive federal, state and local governmental regulations, including regulations relating to alcoholic beverage control, public health and safety, zoning and fire codes. The failure to obtain or retain food, liquor or other licenses would adversely affect the operations of the Company's restaurant. While the Company has not experienced and does not anticipate any problems in obtaining required licenses, permits or approvals, any difficulties, delays or failures in obtaining such licenses, permits or approvals could delay or prevent the opening of a restaurant in a particular area. Each restaurant has appropriate licenses from regulatory authorities to sell liquor and/or beer and wine, and each restaurant has food service licenses from local health authorities. Licenses to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause, including violation by the Company or its employees of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of patrons or employees, advertising, wholesale purchasing, and inventory control, handling and storage. However, each restaurant is operated in accordance with standardized procedures designed to assure compliance with all applicable codes and regulations.

     The Company may be subject in certain states to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to such person. While the Company carries liquor liability coverage, a judgment against the Company under a dram-shop statute in excess of the Company's liability coverage, or inability to continue to obtain such insurance coverage at reasonable costs, could have a material adverse effect on the Company.

     The development and construction of additional restaurants will be subject to compliance with applicable zoning, land use and environmental regulations. Management believes that federal and state environmental regulations have not had a material effect on the Company's operations, but more stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay construction of new restaurants and add to their cost.

     The Company is also subject to the Fair Labor Standards Act, the Immigration Reform and Control Act of 1986 and various state laws governing such matters as minimum wages, overtime, tip credits and other working conditions. A significant number of the Company's hourly personnel are paid at rates related to the federal minimum wage and, accordingly, increases in the minimum wage or decreases in the allowable tip credit will increase the Company's labor cost.


                           6.       Employees


     As of April 30, 1996, the Company had 3 full-time employees in its corporate office and 57 employees (both management & hourly) at its San Antonio restaurant.


Item 2.           Properties.


     The Company is leasing, on a month to month basis, its corporate office located at 1749 Old Meadow Road, Suite 610, McLean, VA 22102. The Company's rental payments are $700 per month. The Company is leasing 5,289 square feet of space for its restaurant in San Antonio, Texas pursuant to a lease which expires in November 2004. The lease provides monthly rental payments of $16,720 including CAM charges and real estate taxes. In addition, the lease requires a percentage of the unit's revenues at the location in excess of $1,745,000 per year.



Item 3.           Legal Proceedings.


The Company knows of no material pending legal proceedings as to which the Company is a party or of which its properties are the subject, and no such proceedings are known to the Company to be contemplated by governmental authorities.


Item 4.           Submission of Matters to a Vote of Security Holders.

                  None



                                           PART II



Item 5.           Markets for Common Equity & Related Stockholder Matters.


                  (a)  Principal Market or Markets.

         In FY 1995,  the  Common  Stock was  traded on NASDAQ  SmallCap  Market
(CSBR) until June 24, 1994. At that time, the Common Stock was delisted from NASDAQ SmallCap Market for falling below the financial requirements of the NASDAQ SmallCap Market. The Common Stock is presently trading on the OTC Bulletin Board under the symbol CSBR. In October 1993, the series A 12% Cumulative Convertible Preferred Stock was delisted from NASDAQ due to lack of the required two market makers necessary for continued listing.

                                                    Common Stock
                                            High              Low
                                              $                 $


Fiscal 1996

         First Quarter                      5/64              1/64

         Second Quarter                     11/64             5/64

         Third Quarter                      3/32              1/16

         Fourth Quarter                     11/64             5/64


Fiscal 1995

         First Quarter                      1/4               1/16


         Second Quarter                     1/16              1/32


         Third Quarter                      1/8               1/32


         Fourth Quarter                     1/16              1/32




                  (b) Approximate Number of Holders of Common Stock and the Preferred Stock.

     The number of holders of record of the Company's common stock as of July 15, 1996, was 2,195 and the Company estimates that there are approximately 3,000 additional beneficial shareholders. There are 30 beneficial holders of the Company's preferred stock as of July 15, 1996.

                  (c) Dividends. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's common stock and no dividends are anticipated to be paid in the foreseeable future. In November, 1994 and 1995, the Company's Board of Directors voted each year to defer payment of the annual dividend of $67,290 for 1994 and $67,290 for 1995 on the Series A, 12%, Cumulative Preferred

Stock, in order to preserve the Company's cash reserves.


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                  (a)  Results of Operations for Fiscal Years 1996 and 1995.


                  1.       Revenues

     For the fiscal year ended April 30, 1996, the Company's revenues were $2,138,732 versus $2,167,396 in fiscal year 1995, a decrease of 1.3%

     By component, food and beverage sales decreased 5.5% to $1,701,789 for FY 1996 compared to $1,801,258 in FY 1995. The Company's management attributes the decrease in food and beverage sales to increased competition in the River Walk area of San Antonio, TX where the restaurant is located which resulted in a decline in customer volume, as there were no significant price adjustments in FY 1996. The food to beverage ratio for the San Antonio location was 62/38 in FY 1996 and 64/36 in FY 1995.

     Revenues from merchandise and memorabilia sale and continuing license fees were $244,234 for the current fiscal year compared to $312,498 in FY 1995. Sales of memorabilia are directly tied to the number of new Champions locations which open during the fiscal year. The Company provided memorabilia to two licensed locations in both FY 1996 and FY 1995 . Furthermore, in FY 1996, the continuing licensing fees the Company received nominally escalated by adjustments for increase in the Consumer Price Index and increases in the number of licensed locations. During FY 1995, the Company received continuing franchise fees of $48,819 from two franchised location in the northern Virginia area. These two franchised location ceased operations during the first quarter of FY 1996. The Company no longer has any franchised operations and is not pursuing the opening of any future franchised locations.

     Initial licensing fees for the year ended April 30, 1996 were $160,000 compared to $7,500 for the preceding year. During FY 1995, the Company deferred recognition of an initial licensing fee for a Champions location in Jakarta, Indonesia. This location opened during the second quarter of FY 1996. An additional licensed location opened in Amman, Jordan during the third quarter of FY 1996.


     During FY 1996, the Company received other revenues of $29,123 from the sale of excess equipment, vendor promotional rebates and commissions. In FY 1995, this amount was $45,587.


                           2.       Expenses


     The Company's cost of food and beverage during the years ended April, 30, 1996 and 1995 remained relatively constant at 28.1% and 28.2% of related sales of $1,701,789 and $1,801,258 respectively. This relative same cost as the preceding year is attributed to stable wholesale prices as there was no retail price adjustments during either comparable year.

     Restaurant payroll and related costs totaled $604,496 or 35.5% of food and beverage sales in FY 1996 versus $597,407 or 33.2% of related sales in FY 1995.

     Restaurant occupancy costs for FY 1996 were $195,629 contrasted to $184,944 in the prior fiscal year. This increase is attributed to an increase in common area charges passed through by the landlord.

     General and administrative costs incurred in FY 1996 were $301,090 and $354,515 in FY 1995. The primary components of G&A expenses are operating the Company's corporate office, including executive and staff salaries. By comparison, general and administrative expenses decreased by 15.1% from the prior year. Interest expense in both FY 1996 and 1995 was less than 1% of the Company's expenses.

     Restaurant pomotional costs increased from $16,435 in FY 1995 to $51,951 in FY 1996. The Company increased advertising expenditures for its restaurant in San Antonio as it faced increased competition in the River Walk area where it is located.


                           3.       Profits / Losses

     For FY 1996, the Company generated a profit of $49,381 on a consolidated basis, from its operations. There were no extraordinary items recorded. For FY 1996, the Company owned location in San Antonio, TX produced an operting profit of $67,269 before depreciation and amortization and a loss of $28,161 after deprection and amotization.

     For FY 1995, the Company produced a profit of $24,151 from its operations and an extraordinary gain from lease settlements and debt extinguishment of $183,983 net of the tax benefit of $112,573. For FY 1995, the Company owned location in San Antonio produced a operating profit of $193,796 before depreciation and amortization and a profit of $98,869 after depreciation and amortization.





                  (b) Liquidity and Capital Resources for Fiscal Years 1996 and 1995.


     The Company's cash position on April 30, 1996 was $141,930 compared to $131,102 on April 30, 1995, an increase of $10,828. On both April 30, 1996 and April 30, 1995, $25,080 was held in a certificate of deposit.

                For the year ended April 30, 1996, the Company's operations used $20,501 in cash, contrasted to providing $30,606 in excess of revenues for its operating activities during FY 1995. The Company meet its cash needs from its cash reserves, cash flow from its San Antonio Champions location and from revenues generated from licensing agreements, and by further reducing its general and administrative expenses.

     During the year ended April 30, 1996, the Company reduced its accounts payable by $60,148, its accounts receivable by $38,207. Also, during this period, the Company increased its inventories and prepaid expenses by approximately $31,000. An officer of the Company exercised an option to purchase 1,200,000 restricted shares of the Company's common stock for $60,000. The Company repaid borrowings of $28,671 in principal and $5,329 in interest. The Company made no expenditures for capital equipment during the fiscal year.

     During FY 1995, the Company reduced its accounts payable by $129,308, other accrued expenses of $28,093 and repaid borrowing of $13,656. Also during FY 1995, the Company collected a note amounting to $14,585, increased its accounts receivable by $40,617 and reduced other current assets by $42,004. Additionally, the Company purchased $3,969 in equipment for its San Antonio location and sold $17,655 of surplus equipment. The Company deferred recognition of $75,000 in revenues in FY 1995 until FY 1996.



     The Company's working capital as of April 30, 1996 was a negative $17,363 contrasted to a negative $91,351 on April 30, 1995. The Company is seeking additional financing and also possible mergers or acquisitions to meet its longer term liquidity needs and to finance its future expansion. There is no assurance that the Company will be able to obtain such financing or acquisitions on terms satisfactory to the Company.


                  (c)      Miscellaneous.


     Stockholders' equity on April 30, 1996 was $435,681 compared to $393,590 on April 30, 1995. In both November, 1994 and 1995, the Company's Board of Directors voted to defer payment of the 12% annual dividend of the Company's preferred stock, in the amount of $67,290 for each year, in order to perserve the Company's cash reserves. This dividend is cumulative and has been recorded on the Company's balance sheet as a current liability. The Board of Directors also voted to defer the annual shareholder's meeting until such time as the Company's cash position improves due to its determination that expenses associated with the meeting would cost approximately $50,000.


Item 7.           Financial Statements and Supplementary Data.


     The Report of Independent Accountants appears at page F-1 and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements appear at pages F-2 through F-15 hereof.


Item 8.           Changes In and Disagreements with Accountants on

                  Accounting & Financial Disclosure.


     During the two most recent fiscal years, there have been no changes in the Company's independent accountants and there have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure.

Item 9.           Directors and Executive Officers.


                  The Executive Officers and Directors of the Company are as follows:

NAME                       POSITION(S) PRESENTLY  HELD

James M. Martell                    Chairman,  President,
                                    Chief Executive Officer, Director

James E McCollam                    Controller, Chief Accounting Officer,
                                    Corporate Secretary

Michael M. Tomic                    Director


         James M. Martell, age 49, has served as Chairman since November 1991 and as President and Chief Executive Officer from May 1990 to June 1992 and from January 1993 to September 1993 and from March 1994 to the present and Director of the Company since its inception on June 4, 1985. Additionally, he served the Company as Vice President from October 1988 to May 1990, as Treasurer from June 1985 to January 1989, and as Secretary from June 1985 to January 1986. Mr. Martell is a director and officer of all of the Company's wholly-owned subsidiaries, except for the Been Corporation. From 1983 to 1987, Mr. Martell was a partner along with Mr. Tomic in Tomar Associates, a consulting company specializing in European-American joint ventures, venture capital financing, technology transfer, and corporate finance. From 1981 to 1983, Mr. Martell was a partner in International Group, a partnership involved in promoting national and international business development. From 1973 to 1981, he served in various administrative positions at the U.S. Department of Energy. Mr. Martell received a Bachelor of Science degree in Chemistry in 1968, and a Master of Science degree in Geochemistry in 1973, from George Washington University.

         James E. McCollam, age 49, has served as Chief Accounting Officer of the Company since July 1992 and Controller since May 1988. From 1984 to 1987 he was Controller of the Winston Group, Inc., a five unit food service organization in the Washington D.C. metropolitan area. From 1977 to 1983, he was the Controller of Capitol Hill Cabaret, Inc., an organization which owned and operated two restaurants and nightclubs in the Washington D.C. area. From 1973 to 1977, he was employed by Marriott Corporation in various positions in the corporate accounting department. From 1971 to 1973, he served in the United States Army. He earned a Bachelor of Science degree in Finance from the University of Maryland 1970.

         Michael M. Tomic, age 50, has served as a Director of the Company since its inception on June 4, 1985. From June 1985 to January 1986, he also served as Vice President of the Company. From 1983 to 1987, Mr. Tomic was a partner along with Mr. Martell in Tomar Associates, a consulting company specializing in European-American joint ventures, venture capital financing, technology transfer, and corporate finance. He is a director of a sports equipment, retail, wholesale and export business. He received a Bachelor of Science degree in International Marketing and Economics in 1969 from the University of Maryland.



     The term of office of each Director is until the next annual election of Directors and until a successor is elected and qualified or until the Director's earlier death, resignation or removal.

Item 10.          Executive Compensation.

                  The following table sets forth cash compensation for services rendered during FY 1996, and 1995 which was paid by the Company to, or accrued by the Company for, each of the Company's most highly compensated executive officers whose cash compensation in such year equaled or exceeded $100,000.



Name and                             FY         Annual         Other
Principal Position                  Year        Salary ($)     Compensation ($)
- -----------------                  ----        ----------     ----------------
James M. Martell,                   1996        87,000         34,200
Chairman, President, and            1995        87,000         36,168
Chief Executive Officer

     In FY 1996 all officers of the Company as a group (2 in number) received cash compensation of $171,200. The Board of Directors has the right to change and increase the compensation of executive officers at any time. The Company has no arrangement by which any of its directors are compensated for services solely as directors, and these individuals will not receive any additional remuneration for their services as directors. The Company may from time to time pay consulting fees to its officers and directors.

     Except as described below, the Company has no compensatory plan or arrangement which would result in executive officers receiving compensation as a result of their resignation, retirement or any other termination of employment with the Company or its affiliates, or from a change in control of the Company or a change in responsibilities following a change in control of the Company.

     The Company entered into a five-year employment agreement with Mr. Martell in September 1993, under which Mr. Martell received a base annual salary of $128,000 and options to purchase 200,000 shares of the Company's Common Stock at $1.00 per share at any time prior to September 6, 2001, whether or not Mr. Martell is an employee at such time. If there is a change in the management of the Company and such management acts contrary to the policy of the current Board, or if Mr. Martell's position as Chairman is terminated, Mr. Martell may resign and become entitled to liquidated damages determined pursuant to a formula prescribed in the contract. Mr. Martell, at the present, is temporarily receiving an annual base salary of $87,000 plus 20% of all fees received from international locations.

     In FY 1996, the Board of Directors granted to Mr. Martell an option to purchase 1,200,000 restricted shares of the Company's Common Stock at $0.05 per share. This option for 1,200,000 restricted shares was exercised for $60,000 by Mr. Martell. The Board of Directors also granted an option to Mr. McCollam to purchase 100,000 restricted shares of the Company's Common Stock at $0.05 per share exercisable at any time prior to July 24, 2000.

     The Company has a Stock Option Plan intended to assist the Company in securing and retaining key employees and consultants by allowing them to participate in the ownership and growth of the Company through the grant of incentive and nonqualified options. Incentive stock options granted under the Plan are intended to be "Incentive Stock Options" as defined by Section 422 of the Internal Revenue Code. An aggregate of 840,000 shares of Common Stock has been reserved for issuance under the Plan. As of April 30, 1996 all 840,000 shares are reserved and available for issuance.











Item 11.          Security Ownership of Certain Beneficial Owners and
Management.


                  As of July 15, 1996, there were no persons known to the Company to be beneficial owners of more than 5% of the Company's Common Stock.

                  The stock ownership by officers and directors of the Company and all officers and directors as a group are as follows:

                                                       Common Stock
                                                       Beneficially
                                                       Owned
Name                          TITLE                    July 15, 1996   Percent
- ----                          -----                    -------------   -------

James M. Martell              Chairman,                    1,548,000      18.2%
                              President & Director


Michael M. Tomic              Director                       225,000       2.6%

James E. McCollam             Controller,
                              Chief Accounting Officer
                              & Corporate Secretary            2,000        *
                                                               -----

All officers & directors as a group                         1,775,000     20.8%

*Less  than 1.0%



Item 12.          Certain Relationships and Related Transactions.

                  During FY 1996, there were no related party transactions.

Item 13.          Exhibits and Reports on Form 8-K.

                  (a)   Index to Financial Statements
                                                                      PAGE

                      Independent Auditor's Report                    F-1



                      Consolidated Balance Sheets as of April 30,
                      1996 and 1995                                   F-2


                     Consolidated Statements of Operations
                     for the Years Ended April 30, 1996 and 1995      F-3

                     Consolidated Statements of Stockholder's Equity
                     for the Years ended  April 30, 1996 and 1995     F-4

                     Consolidated Statements of Cash Flows for ended
                     April 30, 1996 and 1995                          F-5

                     Notes to the Consolidated Financial Statements   F-6/F-13


                  (b) There were no Form 8-K's filed during the last quarter of the period covered by this report.

                                         SIGNATURES



         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CHAMPIONS SPORTS, INC






                                    By____________________________

                                      James E. McCollam
                                      Chief Accounting Officer and Controller

                                      Date:        July 30, 1996


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                                    By_____________________________

                                       James M. Martell
                                       Chairman and President


                                       Date:       July 30, 1996




                                    By______________________________

                                       Michael M. Tomic
                                       Director

                                       Date:       July 30, 1996

                          CHAMPIONS SPORTS, INC. AND SUBSIDIARIES

                             Consolidated Financial Statements
                             For The Year Ended April 30, 1996

                                Independent Auditor's Report


To the Stockholders and Board of Directors
Champions Sports, Inc.
Arlington, Virginia


We have audited the consolidated balance sheets of Champions Sports, Inc. and subsidiaries as of April 30, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Champions Sports, Inc. and subsidiaries at April 30, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.













June 18, 1996

                                                                           F-2

                     Champions Sports, Inc. and Subsidiaries
                           Consolidated Balance Sheets
                                                                           APRIL 30
                                                                          1996               1995



                               ASSETS
Current assets
   Cash and cash equivalents                                                $141,930             $131,102
   Certificate of deposit                                                     25,080               25,080
   Accounts receivable - trade                                                 4,545               42,752
   Inventories                                                                53,160               41,235
   Prepaid  expenses                                                          20,516                1,010
         Total current assets                                                245,231              241,179

Property and Equipment

   Furniture and Equipment                                                   516,383             516,383

   Leasehold improvements                                                    567,312              567,312
                                                                           1,083,695            1,083,695
   Accumulated depreciation and amortization                                (596,322)            (529,053)
                                                                             487,373              554,642
Other assets
   Deposits                                                                   11,052               11,052


         Total assets                                                       $743,656             $806,873

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                          $53,338             $123,486
   Dividend payable on preferred stock (note 6)                              134,580               67,290
   Notes payable  (note 2)                                                    31,010               18,670
   Deferred revenue                                                                0               75,000
   Other accrued expenses                                                     39,303               43,720
   Current portion of deferred lease concession                                4,363                4,363
         Total current liabilities                                           262,594              332,529

Deferred lease concession (excluding current portion)                         33,371               37,734
Note payable, excluding current portion                                       12,010               43,020

Commitments and contingencies ( notes 4 and 5)

Stockholders' equity (notes 6, 7 and 8) Preferred stock:
    Series A, 12% convertible cumulative, par value $10 per share, preferred as to dividends and liquidation: 650,000 shares
     authorized 56,075 issued and outstanding.                               560,752              560,752
     Undesignated, par value $10 per share, 150,000 authorized
      and unissued for 1996 and 1995.                                              0                    0

   Common stock, par value $.001 per share,
   50,000,000 shares authorized, 8,500,564 and 7,300,564
    shares issued and outstanding at
     for 1996 and 1995, respectively.                                          8,501                7,301

    Additional paid-in capital                                             5,308,112            5,249,312
    Accumulated deficit                                                   (5,441,684)          (5,423,775)
          Total stockholders' equity                                         435,681              393,590


          Total liabilities and stockholders' equity                        $743,656             $806,873



                                                                           F-3

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations


                          FOR THE YEARS ENDED APRIL 30

                                                        1996          1995
                                                        ----          ----

Revenue
   Food and Beverage sales                             $1,701,789    $1,801,258
   Merchandise, memorabilia and continuing
       license fees                                       244,234       312,498
   Initial license fees                                   160,000         7,500
   Interest income                                          3,586           553
   Other income                                            29,123        45,587
                                                           ------        ------
                                                        2,138,732     2,167,396


Expense
   Cost of food and beverage sales                        478,995       507,763
   Cost of merchandise and memorabilia sales               33,049        60,084
   Restaurant payroll and related costs                   604,496       597,407
   Restaurant occupancy costs                             195,629       184,944
   Other restaurant costs                                 351,994       323,747
   General and administrative                             301,090       354,515
   Promotion                                               51,951        16,435
   Depreciation and amortization                           67,269        96,838
   Interest expense                                         4,878         1,512
                                                            -----         -----
                                                        2,089,351     2,143,245

Income before income tax and extraordinary item           $49,381       $24,151

Extraordinary item - gain in debt extinguishment
    (net of income tax of $112,573) (note 9)                    0       183,983


Net Income                                                $49,381      $320,707
                                                          =======      ========

Earnings per common and common equivalent share:
   Income before extra ordinary item                        $0.01         $0.02
    Extraordinary item                                       0.00          0.02
Net income                                                  $0.01         $0.04

Earnings per common share - assuming full dilution:
    Income before extraordinary item                        $0.01         $0.02
    Extraordinary item                                       0.00          0.02
Net Income                                                  $0.01         $0.04

See notes to consolidated financial statements




                             CHAMPIONS SPORTS, INC.
                 Consolidated Statements of Stockholders' Equity
                   For the Year Ended April 30, 1996 and 1995

                                                                Series A, 12%
                                                                  Convertible Cumulative
                                         Common Stock          Preferred Stock              ADDITIONAL
                                                AMOUNT AT              AMOUNT AT      PAID IN           ACCUMULATED
                                      SHARES       PAR       SHARES       PAR         CAPITAL       DEFICIT       TOTAL


Balance, April 30, 1994               7,268,536      $7,270    62,875      628,752    $5,181,333    (5,677,192)    $140,173
For the year ended April 30, 1995

Conversion of preferred stock (note 6)   32,028          32   (6,800)     (68,000)        67,968


Dividend on preferred stock accrued
   and unpaid                                                                                          (67,290)    (67,290)

Net income                                                                                              320,707     320,707

Balance, April 30, 1995               7,300,564      $7,302    56,075     $560,752    $5,249,301   ($5,423,775)     393,590
For the year ended  April 30, 1996
  Dividend on preferred stock accrued
    and unpaid                                                                                         (67,290)    (67,290)

Options exercised (note 7)            1,200,000      $1,200                              $58,800                     60,000



Net income                                                                                              $49,381      49,381

Balance, April 30, 1996               8,500,564      $8,502    56,075     $560,752    $5,308,112   ($5,441,684)  $435,681
                                                                                                                 ========




                      CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
                    Increase (Decrease) in Cash and Cash Equivalents


                                                                           APRIL 30
                                                                          1996                 1995

Cash flows from operating activities:
   Net income                                                                $49,381             $320,707
   Adjustments to reconcile net income
   to cash provided by (used ) by operating activities:
    Depreciation and amortization                                             67,269               96,838
  Gain on sale of property and equipment                                           0             (12,013)
    Interest income added to certificate of deposit                                0                 (77)
    Extraordinary gain on debt extinguishment                                      0            (296,556)
  Income tax on extraordinary item                                                 0              112,573
  Changes in asset and liabilities
      Notes receivable                                                             0               14,585
      Accounts receivable                                                     38,207             (40,617)
      Inventories                                                           (11,925)                2,412
      Prepaid expenses                                                      (19,506)                4,387
      Deposits                                                                     0               35,205
      Accounts payable                                                      (70,148)            (129,308)
      Deferred revenue                                                      (75,000)               67,500
      Accrued income tax                                                           0            (112,573)
      Other accrued expenses                                                 (4,417)             (28,093)
      Deferred lease concessions                                             (4,363)              (4,364)
              Net cash provided (used) by operating activities              (30,502)               30,606

Cash flows from investing activities:
   Purchases of property and equipment                                             0              (3,969)
   Sale of property and equipment                                                  0               17,655
   Matuiries of certificate of deposit                                             0               25,000
        Net cash provided by investing activities                                  0               38,686


Cash flows from financing activities:
   Options exercised                                                          60,000                    0
   Repayment of borrowings                                                  (18,670)             (13,656)
        Net cash provided (used)  by financing activities                     41,330             (13,656)


Net increase in cash and cash equivalents                                     10,828               55,636

Cash and cash equivalents at beginning of year                               131,102               75,466
Cash and cash equivalents at end of year                                     141,930              131,102

Supplemental disclosure of cash flow information:
  Cash paid during the year for interest                                       5,329                1,512

See notes to consolidated financial statements


                          CHAMPIONS SPORTS, INC. AND SUBSIDIARIES

                         Notes to Consolidated Financial Statements
                                       April 30, 1996

Note 1 - Organization and summary of significant accounting policies

Organization

Champions Sports, Inc., a Delaware corporation, promotes a sports theme restaurant bar concept through Company owned and licensed operations. At April 30, 1996, there are seventeen Champions Sports Bar Restaurants in operation. Of these seventeen, fifteen are in Marriott hotels pursuant to a licensing agreement (note 5), one is Company owned, and one is licensed overseas.

C.S.B.R., Inc., (CSBR) and The Been Corporation (Been) were organized on June 16, 1989 and October 11, 1989, respectively, for the purpose of owning and operating a Champions Sports Bar in San Antonio, Texas. Operations in San Antonio commenced on November 10, 1989.

During June 1992, the Company formed Champions of Miami, Inc. for the purpose of owning and operating a Champions Sports Bar in Miami, Florida. Operations in Miami commenced in October 1992 and ceased in November 1993, and the Company was dissolved on January 15, 1995 (note 9).

During August 1993, the Company formed Champions of Centreville, Inc. for the purpose of owning and operating a Champions Sports Bar in Centreville, Virginia. At April 30, 1994, plans to open the operation had been abandoned and the Company was dissolved on January 15, 1995 (note 9).

Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material inter-company transactions have been eliminated in consolidation.

Property and equipment

Property and equipment are stated at cost. Depreciation is computed from the date property is placed in service using straight-line and accelerated methods over estimated useful lives as follows:
                                                                 Life

         Furniture and equipment                             5-15 years

         Leasehold improvements                    Remaining term of the lease

Depreciation and amortization expense for the years ended April 30, 1996 and 1995, was $67,269 and $96,838, respectively.

                          CHAMPIONS SPORTS, INC. AND SUBSIDIARIES

                                       April 30, 1996


Note 1 - Organization and summary of significant accounting policies (continued)

License fee revenue

Initial license fees are recognized as revenue when all material services provided for in the license agreement have been substantially performed by the Company. Continuing license fees are recognized over the period of time to which they relate.

Inventories

Inventories consist of goods and supplies held for sale in the ordinary course of business and are stated at the lower of cost, determined on the first-in first-out basis, or market. The components of inventories at April 30, 1996 and 1995, were as follows:

                                                            1996           1995
                                                           -------       -------

             Restaurant food, beverage and supplies        $17,156       $17,634
             Promotional merchandise for sale to
               restaurant customers ................         5,966         8,029
             Memorabilia for sale to licensees .....        30,038        15,572
                                                            ------        ------

                                                           $53,160       $41,235
                                                           =======       =======



Net income per share

The computation of earnings per common and common equivalent share is based upon the weighted average number of common shares outstanding during the period, plus (in periods in which they have a dilutive effect) the effect of common shares contingently issuable, primarily from stock options.

The fully diluted per share computation reflects the effect of common shares contingently issuable upon the conversion of preferred stock. The weighted average number of common and common equivalent shares used to compute earnings per share is:

                                                       Years Ended April 30
                                                     1996              1995
                                                     ----              ----
For earnings per common
  and common equivalent share ..............         7,831,302         7,306,865
For earnings per common share
  assuming full dilution ...................         8,095,415         7,570,978

                          CHAMPIONS SPORTS, INC. AND SUBSIDIARIES

                                       April 30, 1996

Note 1 - Organization and summary of significant accounting policies (continued)

Cash and cash equivalents

The statements of cash flows are prepared on the basis of cash and cash equivalents. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less, unless restricted as to use, to be cash equivalents.

Income taxes

To the extent that taxable income differs from financial reporting net income due to temporary differences, deferred taxes are recognized.

Financial statement estimates

The preparation of financial statements in conformity with generally accepted accounting procedures requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

Fair value of financial instruments

The carrying amounts of the Company's financial instruments, including cash, accounts receivable, accounts payable, accrued expenses, and long-term debt, approximate fair values because of the short maturities of these instruments.

Note 2 - Note payable

During 1994, the Company obtained a non-interest bearing loan from a leasing company to purchase equipment. The loan, in the original amount of $62,700, was discounted at eight percent, was secured by the equipment, required monthly payments of $3,300, and matured in March 1995. In April 1995, an agreement was entered into with the leasing company to settle the loan. Accordingly, a balance of $36,957 has been recognized as gain on debt settlement (note 9).

In April 1995, the Company converted an account payable with a vendor to a note payable, bearing interest at 10% annually. The balance outstanding at April 30, 1996 is $43,020 with principal payments of $31,010 and $12,010 due in the fiscal years 1997 and 1998 respectively.

                          CHAMPIONS SPORTS, INC. AND SUBSIDIARIES

                                       April 30, 1996


Note 3 - Income taxes

Income tax benefit (expense) consists of the following for the years ended April 30, 1996 and 1995:


                                                      1996              1995
                                                      ----              ----


Current ......................................       $    --          $    --
Deferred .....................................         (40,000)         (37,638)
                                                       -------          -------
Increase (decrease)
  in valuation allowance .....................          40,000          150,211


Income tax benefit on
  income before extraordinary item ...........            --            112,573
Deferred income taxes related
  to extraordinary item ......................            --           (112,573)
                                                     ---------        ---------
Total income taxes ...........................       $    --          $    --
                                                                      ---------


Temporary differences which give rise to deferred tax assets and liabilities are approximately as follows:

                                                        1996            1995
                                                        ----            ----

Deferred tax assets:
  Deferred rent concessions ....................    $    14,000     $    16,000
  Net operating losses available for
    carryforward ...............................      1,687,000       1,664,000
  Capital losses available for carryforward ....        242,000         242,000
  Tax credits available for carryforward .......          8,000           8,000
                                                    -----------     -----------
      Total deferred tax assets ................      1,951,000       1,930,000
  Valuation allowance ..........................     (1,948,000)     (1,908,000)
                                                    -----------     -----------
     Net deferred tax assets ...................          3,000          22,000
Deferred tax liabilities:
  Depreciation .................................         (3,000)        (22,000)
                                                    -----------     -----------
     Net deferred taxes ........................    $      --       $      --
                                                    -----------     -----------

                          CHAMPIONS SPORTS, INC. AND SUBSIDIARIES

                                       April 30, 1996

Note 3 - Income taxes (continued)

A reconciliation of income taxes computed at federal statutory rates to income taxes recorded by the Company is as follows:

                                                         Years Ended April 30
                                                          1996           1995
                                                          ----           ----

Federal income taxes at statutory rate ...........     $ (16,790)     $ (33,711)
State income taxes net of Federal income
  tax benefit ....................................        (1,955)        (3,927)
Effect of non-deductible expenses ................          (377)          (295)
Benefit of net operating loss carryforward .......        19,122        150,506
                                                       ---------      ---------

Income tax benefit ...............................          --          112,573
Income tax on extraordinary item .................          --         (112,573)
                                                       ---------      ---------
     Total income taxes ..........................     $    --        $    --
                                                                      ---------

At April 30, 1996, the Company has net operating loss carryforwards of $4,445,455 for tax reporting purposes. The Company also has, for tax reporting purposes, a capital loss carryforward of $638,261, and an investment tax credit carryforward of $1,609, which can be used to reduce capital gains or income tax liability in future periods. If not previously used, the investment tax credit carryforward will expire in the fiscal year ending April 30, 2001, and $519,378 and $118,883 of the capital loss carryforward will expire in the fiscal years ending April 30, 2006 and 2007, respectively. The net operating loss carryforwards for income tax purposes expire as follows:
                                            2004                      $  550,300
                                            2005                         328,715
                                            2006                         658,455
                                            2007                       1,199,483
                                            2008                       1,708,502
                                                                       ---------
                                                                      $4,445,455

During the years ended 1996 and 1995, the Company used net operating losses of approximately $50,000 and $309,000, respectively, to offset taxable income for 1996 and 1995.

Note 4 - Commitments and contingencies

Operating leases
The Company leases, as lessee, restaurant space under an operating lease which has renewal options. The lease escalates for increases in the landlord's expenses or for increases in the consumer price index, and requires additional rentals based on a percentage of restaurant sales over a defined amount. The lease grants the Company certain concessions which are amortized to lease expense over the term of the lease. The Company had leases for two other restaurants and office space that were terminated during 1995. The Company now leases office space on a month-to-month basis.

                          CHAMPIONS SPORTS, INC. AND SUBSIDIARIES

                                       April 30, 1996


Note 4 - Commitments and contingencies (continued)

Rental expense charged for 1996 and 1995 was $177,794 and $192,449, respectively. There were no contingent rentals in 1996 or 1995. Future minimum payments under the remaining noncancellable restaurant lease as of April 30, 1996, are as follows:

                                            1997                     $   129,850
                                            1998                         129,850
                                            1999                         129,850
                                            2000                         135,004
                                            2001                         140,158
                                            Thereafter                   490,553
                                                                    ------------
                                                Total                 $1,155,265

Note 5 - Marriott license

In 1990, the Company entered into a trademark license agreement with Marriott International, Incorporated, which granted Marriott a non-exclusive license to use the proprietary Champions trademark at Marriott's primary market areas within the United States. The agreement required Marriott to pay an annual royalty of $2,790, adjusted annually for increases in the consumer price index, for each Champions Sports Bar operated by Marriott. Each hotel which opened a new Champions was required to purchase its sports memorabilia from the Company.

During fiscal 1995, this agreement was modified so that Marriott is required to pay an annual royalty of $5,880, to be adjusted annually for increases in the consumer price index, for each Champions Sports Bar operated by Marriott. The Company is required to provide the sports memorabilia for each new Champions Sports Bar opened by Marriott.

Total annual license and memorabilia fees under these agreements were $178,104 and $207,377 for 1996 and 1995, respectively.

Note 6 - Preferred stock

During fiscal 1993, the Company designated 650,000 shares of preferred stock as Series A, 12% Convertible Cumulative preferred stock. The Series A preferred stock pays a dividend of 12% per annum, and the dividends are cumulative and are to be accrued on the Company's books if not paid. The dividend may be paid in common stock of the Company at the Company's discretion. The number of shares comprising the dividend paid in common stock shall be determined by dividing $1.20 by the closing bid price for the common stock on the payment date. The Series A preferred stock is preferred in liquidation or dissolution up to the amount of their par value ($10 per share). The Series A preferred stock is convertible into 4.71 shares of the Company's common stock. After five years of subscription, the Company has the right to convert the Series A preferred stock into 4.71 shares of the Company's common stock.

                          CHAMPIONS SPORTS, INC. AND SUBSIDIARIES

                                       April 30, 1996


Note 6 - Preferred stock (continued)

The Company sold, for a nominal price, warrants to an underwriter of a public offering in 1992, which entitles the underwriter to purchase up to 35,000 shares of preferred stock at an exercise price of 165 percent of the initial offering price to the public of the preferred stock. The warrants expire if not exercised by November 1997.

In fiscal 1995, 6,800 shares of Series A preferred stock were converted to 32,028 common stock. There was no such conversion in 1996.

During fiscal years 1996 and 1995, the Company's Board of Directors voted to defer payment of the annual dividend on the Series A preferred stock in the amount of $67,290, for each year. Preferred stock dividends in arears at April 30, 1996 aggregated $134,580 ($2.40 per share).


Note 7 - Common stock

During fiscal 1992, the Company granted stock options covering 300,000 shares of common stock at an exercise price of $3.125, to an investment banking company acting as the Company's investment banker. Each option bears an expiration date of four years from the date of the agreement. No options were exercised as of April 30, 1996 and all the options had expired by that date.

Options to purchase a total of 450,000 shares at $1.00 per share were granted to two executive officers during fiscal 1994. The options expire if not exercised by September 2001. No options were exercised as of April 30, 1996.

Options to purchase a total of 1,300,000 shares of common stock at an exercise price of $.05 were granted to two executive officers in July 1995. An officer exercised an option to purchase 1,200,000 of these shares in December 1995 for $60,000 cash. The remaining options expire if not exercised by July 2000.

Note 8 - Stock option plan

During fiscal 1993, the Company adopted a compensatory stock option plan for key employees or consultants of the Company and its subsidiaries. The total number of shares of the Company's common stock, which may be issued under the plan, is 840,000. The plan expires on August 2, 2002. No options were exercised under the plan as of April 30, 1996.

                          CHAMPIONS SPORTS, INC. AND SUBSIDIARIES

                                       April 30, 1996


Note 9 - Extraordinary item - gain on debt extinguishment

In January 1995, Champions of Miami, Inc. and Champions of Centreville, Inc. were dissolved. Certain accounts payable of these subsidiaries from various vendors, who have no recourse against the Company, were written off. Also during fiscal 1995, the Company terminated two leases with settlement payments for less than the amounts owed to the landlords (note 4). Lastly, an account payable to a certain vendor was converted to a note payable for a lesser amount (note 2). The gain on extinguishment of these obligations is reflected in the financial statements as an extraordinary item, and is summarized as follows:

Write-off of accounts payable of subsidiaries .................       $  74,662
Settlements with landlords ....................................         165,082
Settlement of note payable ....................................          36,957
Conversion of account payable to note payable .................          19,855
                                                                      ---------
Total gain on extinguishment of debt ..........................         296,556
Federal and state income taxes at statutory rates .............        (112,573)
                                                                      ---------
Net gain on extinguishment of debt ............................       $ 183,983
                                                                      ---------

Note 10 - Non-cash investing and financing activities

A summary of non-cash investing and financing activities for the years ended April 30, 1996 and 1995, is as follows:

                                                             1996        1995
                                                             ----        ----

Cumulative dividend on preferred stock not yet paid ....     $67,290     $67,290
Conversion of preferred stock to common stock ..........        --        68,000
Conversion of account payable to note payable ..........        --        61,691
Write-off of fully depreciated assets ..................        --        88,417
Property and equipment surrendered to
  creditors to settle accounts payable .................        --         5,142

Note 11 - Accounting for stock options

In October 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("Statement No. 123"), was issued. This statement encourages, but does not require, a fair value based method of accounting for employee stock options, and will be effective for fiscal years beginning after December 15, 1995. While the Company is still evaluating Statement No. 123, it currently expects to elect to continue to measure compensation costs under APB Opinion No. 25, "Accounting for Stock Issued to Employees" and to comply with the pro forma disclosure requirements of Statement No. 123. If the Company makes this election, Statement No. 123 will have no impact on the Company's consolidated financial statements.