Form 10KSB
period 1996-07-31
CHAMPIONS SPORTS INC
filed 1996-09-10
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB




                                    Mark One
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    [X ] THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 1996

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


                               Delaware 52-1401755
                               -------------------
                (State or other jurisdiction of (I.R.S. Employer
                        organization) Identification No.)

                Suite 610, 1749 Old Meadow Road, McLean, VA 22102
                -------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

                                 (703) 556-3332
                                 --------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

         As of September 3, 1995, the Registrant had a total of 8,500,564 shares of common stock outstanding.

                             CHAMPIONS SPORTS, Inc.

                                   FORM 10-QSB

                                      INDEX

                                                                            Page

Part I.           Financial Information

                  Item 1.  Financial Statements

                  Consolidated Balance Sheets as of
                    July 31, 1996 (unaudited) and
                    April 30, 1996                                            3

                  Consolidated Statements of Operations:
                    Three months  ended
                    July 31, 1996, and  July 31, 1995,
                            (unaudited)                                       4

                  Consolidated Statements of Cash Flows:
                    Three months ended July 31, 1996, and
                    July 31, 1995 (unaudited)                                 5

                  Notes to Consolidated Financial Statements                  6

                  Item 2.  Management's Discussions and
                  Analysis of Financial Condition
                  and Results of Operations                                   7

Part II.          Other Information and Signatures



                  Item 6.  Exhibits and Reports on Form 8-K                   8

                  Signatures                                                  9


                     Champions Sports, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                                          JULY 31             APRIL 30
                                                                           1996                 1996


                               ASSETS
Current assets
   Cash and cash equivalents                                                   $66,375            $141,930
   Certificate of deposit                                                       26,080              25,080
   Accounts receivable - trade                                                 104,414               4,545
   Inventories                                                                  59,669              53,160
   Prepaid  expenses                                                            23,248              20,516
                                                                                ------              ------
         Total current assets                                                  279,785             245,231

Property and Equipment

   Furniture and Equipment                                                     516,383             516,383

   Leasehold improvements                                                      567,312             567,312
                                                                               -------             -------
                                                                             1,083,695           1,083,695
   Accumulated depreciation and amortization                                 (609,889)           (596,322)
                                                                             --------            --------
                                                                               473,806             487,373
Other assets
   Deposits                                                                     11,052              11,052
                                                                                ------              ------


         Total assets                                                         $764,644            $743,656
                                                                              ========            ========




                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                            $47,456             $53,338
   Dividend payable on preferred stock                                         134,580             134,580
   Notes payable                                                                31,010              31,010
   Deferred revenue                                                                  0                   0
   Other accrued expenses                                                       43,277              39,303
   Current portion of deferred lease concession                                  4,363               4,363
                                                                                 -----               -----
         Total current liabilities                                             260,686             262,594

Deferred lease concession (excluding current portion)                           32,280              33,371
Note payable, excluding current portion                                          6,213              12,010

Commitments and contingencies

Stockholders' equity
   Preferred stock:
    Series A, 12% convertible cumulative, par value $10 per share, preferred as to dividends and liquidation: 650,000 shares
     authorized 56,075 issued and outstanding.                                 560,752             560,752
     Undesignated, par value $10 per share, 150,000 authorized
      and unissued.                                                                  0                   0

   Common stock, par value $.001 per share,
   50,000,000 shares authorized, 8,500,564
    shares issued and outstanding at
    July 31 and April 30, 1996                                                   8,501               8,501

    Additional paid-in capital                                               5,308,112           5,308,112
    Accumulated deficit                                                     (5,411,900)         (5,441,684)
                                                                            ----------          ----------
          Total stockholders' equity                                           465,465             435,681


          Total liabilities and stockholders' equity                          $764,644            $743,656
                                                                              ========            ========


See notes to consolidated financial statements






                             CHAMPIONS SPORTS, INC.
                      Consolidated Statement of Operations
                                   (Unaudited)

                            Three months ended July 31,

                                                   1996        1995
                                                   ----        ----

Revenue
   Food and beverage sales                       $431,745     $457,203
   Merchandise and memorabilia                      3,155        4,089
   Initial license fees                                 0            0
   Continuing licensing fees  and  royalties       99,702       97,104
   Interest income                                    279          835
   Other income                                     4,869        3,280
                                                    -----        -----
                                                 $539,751     $562,512


Expense
   Cost of food and beverage sales                112,593      130,064
   Cost of merchandise and memorabilia sales        2,999        6,792
   Restaurant payroll and related costs           148,049      162,393
   Restaurant occupancy costs                      50,097       42,795
   Other restaurant costs                          93,568      110,379
   General and administrative                      88,750       61,635
   Depreciation and amortization                   13,567       15,761
   Interest expense                                   345        1,016
                                                      ---        -----
                                                  509,968      530,834

Net Income                                        $29,784      $31,678
                                                  =======      =======

Net income  per common share*                       $0.00        $0.00

   Weighted average number of common
    shares outstanding during the
    period                                      8,500,564    7,300,564


   *The income (loss) per common share has been computed on the weighted average number of shares outstanding during the period. Warrants are not included as common stock equilvants in the computation of income
   (loss) per  share since the effect would not be material.


                                                        4










                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                       For the three months ended July 31,


                                                                           1996                 1995

Cash flows from operating activities:
   Net income                                                                  $29,784             $31,677
   Adjustments to reconcile net income
   to cash provided by (used ) by operating activities:
    Depreciation and amortization                                               13,567              15,761
  Changes in asset and liabilities
      Accounts receivable                                                     (99,869)            (55,181)
      Inventories                                                              (6,509)               2,269
      Prepaid expenses                                                         (2,732)            (14,995)
      Accounts payable                                                         (5,882)            (48,603)
      Deferred revenue                                                               0              50,000
      Other accrued expenses                                                     3,974             (5,587)
      Deferred lease concessions                                               (1,091)             (1,091)
                                                                               ------              ------
              Net cash provided (used) by operating activities                (98,542)            (25,750)

Cash flows from investing activities:
   Purchase of certifcate of deposit                                           (1,000)                   0
   Sale of property and equipment                                                    0                   0
                                                                                     -                   -
        Net cash provided by investing activities                              (1,000)                   0


Cash flows from financing activities:
   Repayment of borrowings                                                     (5,797)             (4,984)
        Net cash provided (used)  by financing activities                      (5,797)             (4,984)


Net increase  (decrease) in cash and cash equivalents                         (75,555)            (30,734)

Cash and cash equivalents at beginning of year                                 141,930             131,102
                                                                               -------             -------
Cash and cash equivalents at end of year                                        66,375             100,368
                                                                                ======             =======

Supplemental disclosure of cash flow information:
  Cash paid during the period  for interest                                        345               1,016

See notes to consolidated financial statements


                             CHAMPIONS SPORTS, INC.

                   Notes to Consolidated Financial Statements

                                  July 31, 1996

Summarized Financial Information

Company or group of companies for which report is filed:

CHAMPIONS Sports, Inc. and Subsidiaries

The consolidated balance sheet as of July 31, 1996, the consolidated statements of operations and the consolidated statements of cash flows for the three months ended July 31, 1996 and July 31, 1995 have been prepared by the company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at July 31, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 10-KSB as of April 30, 1996. The results of operations for the period ended July 31, 1996 are not necessarily indicative of the operating results for the full year.

     ITEM 2. Management's Discussion and Analysis of Results of Operation and Financial Condition

RESULTS OF OPERATION

         The results of the quarter ended July 31, 1996 produced a net profit of $29,784 ($0.00 per common share) compared to a net profit of $ 31,678 ($0.00 per common share) for the same quarter in the preceding year.




REVENUES

         The Company's total revenues were $539,751 for the three months ended July 31, 1996 compared to $562,512 for the three months ended July 31, 1995, a decrease of 4.0%. By component, food and beverage sales were $431,745 compared to $457,203 for the same period in FY 1996, a decrease of 5.6%. This decrease is attributed to a 13.5% reduction in the volume of customer traffic, partially offset by a 9.6% increase in average customer check and an approximate 3% increase in retail prices charged in the restaurant during the three months ended July 31, 1996. Merchandise and memorabilia sales accounted for less than 1% of the Company's consolidated revenues for both comparable quarters. During the quarters ended July 31, 1996 and July 31, 1995, the Company recognized no initial license fees. Continuing licensing fees and royalties revenue was $99,702 for the current quarter corresponding to $97,104 in the previous year. This nominal increase is ascribed to annual adjustments for the CPI . Interest income in both comparable quarters amounted to less than 1% of the Company's total consolidated revenues.


EXPENSES

         Cost of food and beverage was 26.1% of related sales for the quarter ended July 31, 1996 compared to 28.5% of related sales during the preceding quarter. This decrease in the cost of food and beverage sales is attributed to menu changes made during the first quarter of FY 96. Restaurant payroll and related costs were $148,049, 34.3% of related sales, compared to $162,393, 35.5% of related sales for the comparable period. Other restaurant costs were $93,568 versus $110,379 for the three months ended July 31, 1996 and 1995, a decrease of 15.2% which is attributed to a decrease in advertising of the San Antonio restaurant. Occupancy costs for the same unit in San Antonio increased by 17.1% from the comparable period in the previous fiscal period to $50,097 from $42,795. This increase is according to escalation provisions in the lease agreement. General and administrative costs for the Company's corporate offices were $88,750 for the three months July 31, 1996 and $61,635 for the three months ended July 31, 1995 an increase of 44.0% which is a result of increased travel costs and professional fees. Depreciation and amortization expense decreased by $2,194 to $13,567 for the three months ended July 31, 1996 from $15,761 in the comparable period in FY 1996. Interest expense for each of the comparable periods was negligible.


LIQUIDITY AND CAPITAL RESOURCES


         The Company's cash position at July 31, 1996 was $66,375 compared to $141,930 at April 30, 1996, an decrease of $75,555. During the quarter ended July 31, 1996, the Company met its cash need from its cash reserves and from cash provided from its operations. During this period, the Company increased its accounts receivable by $99,869 and increased other current assets by approximately $10,000 while reducing current liabilities by approximately $3,000 and repaying borrowings of $5,797.
         During the quarter ended July 31, 1995, the Company met its cash needs from its cash reserves and from cash flows provided from its operation in San Antonio, TX. During the quarter ended July 31, 1995, the Company reduced its accounts payable and other current liabilities by $54,190, repaid borrowing of $4,984 and deferred recognition of $50,000 in advanced revenues.


     The Company's working capital at July 31, 1996 was $19,099 compared to a negative $17,363 on April 30, 1996.

         The Company is seeking additional financing and also possible mergers or acquisitions to meet its longer term liquidity needs and to finance its future expansion. There is no assurance that the Company will be able to obtain such financing or acquisitions on terms satisfactory to the Company.


MISCELLANEOUS

         Stockholder's equity on July 31, 1995 was $465,465, an increase of $29,784 from April 30, 1996 which is a result of the net profit for the period. On July 31, 1995, stockholder's equity was $417,177.




Item 6.  Exhibits and Reports on Form 8-K

         None.

                                                    SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     CHAMPIONS Sports, Inc.




                                                     /s/ James M. Martell
                                                     --------------------
                                                     James M. Martell
                                                     Chairman and President



                                                     /s/ James E. McCollam
                                                     ---------------------
                                                     James E. McCollam
                                                     Controller and Chief
                                                     Accounting Officer



September 3, 1996