Form 10QSB
period 1996-10-31
CHAMPIONS SPORTS INC
filed 1996-12-16
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB




                                    Mark One
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    [X ] THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1996

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

              Suite 305, 2500 Wilson Boulevard, Arlington, VA 22201
              -----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

                                 (703) 526-0400
                                 --------------
              (Registrant's telephone number, including area code)



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     As of December 13, 1996 the Registrant had a total of 8,500,638 shares of common stock outstanding.

                             CHAMPIONS SPORTS, Inc.

                                   FORM 10-QSB

                                      INDEX

                                                                      Page

Part I.           Financial Information

                  Item 1.    Financial Statements

                  Consolidated Balance Sheets as of
                    October 31, 1996 (unaudited) and
                    April 30, 1996                                      3

                  Consolidated Statements of Operations:
                    Three months and six months ended
                    October 31, 1996, and  October 31, 1995,
                            (unaudited)                                 4

                  Consolidated Statements of Cash Flows:
                    Six months ended October 31, 1996, and
                    October  31, 1995 (unaudited)                       5

                  Notes to Consolidated Financial Statements            6

                  Item 2.    Management's Discussions and
                           Analysis of Financial Condition
                           and Results of Operations                    7

Part II.          Other Information and Signatures

                  Item 4.    Submission of Matters to a Vote
                             of Security Holders                        9

                  Item 6.    Exhibits and Reports on Form 8-K           9

                  Signatures                                           10

                     Champions Sports, Inc. and Subsidiaries
                           Consolidated Balance Sheets


                                                                          OCTOBER 31                 APRIL 30
                                                                             1996                      1996


                               ASSETS
Current assets
   Cash and cash equivalents                                                     $170,635                    $141,930
   Certificate of deposit                                                          25,080                      25,080
   Accounts receivable - trade                                                     17,503                       4,545
   Inventories                                                                     72,567                      53,160
   Prepaid  expenses                                                               11,344                      20,516
         Total current assets                                                     297,128                     245,231

Property and Equipment
   Furniture and Equipment                                                        516,383                     516,383
   Leasehold improvements                                                         567,312                     567,312
                                                                                1,083,695                   1,083,695
   Accumulated depreciation and amortization                                     (623,456)                   (596,322)
                                                                                  460,239                     487,373
Other assets
   Deposits                                                                        11,052                      11,052


         Total assets                                                            $768,419                    $743,656




                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                               $46,044                     $53,338
   Dividend payable on preferred stock                                            134,580                     134,580
   Notes payable                                                                   30,607                      31,010
   Deferred revenue                                                                     0                           0
   Other accrued expenses                                                          36,130                      39,303
   Current portion of deferred lease concession                                     4,363                       4,363
         Total current liabilities                                                251,724                     262,594

Deferred lease concession (excluding current portion)                              31,190                      33,371
Note payable, excluding current portion                                                 0                      12,010



Stockholders' equity
   Preferred stock:
    Series A, 12% convertible cumulative, par value $10 per share, preferred as to dividends and liquidation: 650,000 shares
    authorized 56,075 issued and outstanding.                                    560,752                     560,752
    Undesignated, par value $10 per share, 150,000 authorized
    and unissued.                                                                     0                           0

   Common stock, par value $.001 per share,
   50,000,000 shares authorized, 8,500,638
   shares issued and outstanding at
   October 31 and April 30, 1996                                                   8,501                       8,501

    Additional paid-in capital                                                  5,308,112                   5,308,112
    Accumulated deficit                                                        (5,391,860)                 (5,441,684)
          Total stockholders' equity                                              485,505                     435,681

          Total liabilities and stockholders' equity                             $768,419                    $743,656


See notes to consolidated financial statements




                             CHAMPIONS SPORTS, INC.
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                         Three months ended           Six months ended
                                                             October 31                   October 31
                                                           1996       1995            1996          1995
Revenue
   Food and beverage sales                              $413,673     $399,410       $845,418       $856,613
   Merchandise                                             4,468        3,503          7,623          7,592
   Licensing fees, royalties and memorabilia              95,985      127,224        195,687        224,328
   Interest income                                           514        1,097            794          1,932
   Other income                                            5,698       13,698         10,568         16,978
                                                        $520,338     $544,932     $1,060,090     $1,107,443


Expense
   Cost of food and beverage sales                       111,911      113,422        224,504        243,486
   Cost of merchandise and memorabilia sales              19,125       13,823         22,124         20,615
   Restaurant payroll and related costs                  136,531      150,086        284,580        312,479
   Restaurant occupancy costs                             54,623       50,222        104,720         93,017
   Other restaurant costs                                 89,461      102,723        183,029        213,102
   General and administrative                             74,196       83,747        162,945        145,382
   Depreciation and amortization                          13,567       17,873         27,134         33,634
   Interest expense                                          884        1,404          1,229          2,420
                                                         500,298      533,300      1,010,266      1,064,135

Net Income                                               $20,040      $11,632        $49,824        $43,308

Net income  per common share                               $0.00        $0.00          $0.01          $0.01

Net income  per common share - assuming
full dilution                                              $0.00        $0.00          $0.00          $0.00

   Weighted average number of common
    shares outstanding during the
    period                                             8,500,638    7,300,638      8,500,638      7,300,638





                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                      For the six months ended October 31,


                                                                 1996         1995
Cash flows from operating activities:
   Net income ...........................................   $  49,824    $  43,307
   Adjustments to reconcile net income
   to cash provided by (used ) by operating activities:
    Depreciation and amortization .......................      27,134       33,634
  Changes in asset and liabilities
      Accounts receivable ...............................     (12,958)      34,835
      Inventories .......................................     (19,407)      (9,418)
      Prepaid expenses ..................................       9,172         (826)
      Accounts payable ..................................      (7,294)     (51,350)
      Deferred revenue ..................................           0      (75,000)
      Other accrued expenses ............................      (3,173)      (5,370)
      Deferred lease concessions ........................      (2,181)      (2,181)
        Net cash provided (used) by operating activities       41,117      (32,369)


Cash flows from financing activities:
   Repayment of borrowings ..............................     (12,413)      (9,579)
        Net cash provided (used)  by financing activities     (12,413)      (9,579)


Net increase  (decrease) in cash and cash equivalents ...      28,705      (41,949)

Cash and cash equivalents at beginning of year ..........     141,930      131,102
Cash and cash equivalents at October 31, ................     170,635       89,153

Supplemental disclosure of cash flow information:
  Cash paid during the period  for interest .............       1,229        2,420

See notes to consolidated financial statements



                             CHAMPIONS SPORTS, INC.

                   Notes to Consolidated Financial Statements

                                October 31, 1996

Summarized Financial Information

Company or group of companies for which report is filed:

CHAMPIONS Sports, Inc. and Subsidiaries

The consolidated balance sheet as of October 31, 1996, the consolidated statements of operations and the consolidated statements of cash flows for the three months and six months ended October 31, 1996 and October 31, 1995 have been prepared by the company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at October 31, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 10-KSB as of April 30, 1996. The results of operations for the period ended October 31, 1996 are not necessarily indicative of the operating results for the full year.

     Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Results of Operation

         For the six month period ended October 31,1996, the Company realized a net profit of $49,824 or $0.00 per common share as compared to a profit of $ 43,308 or $ .01 per common share for the six month period ended October 31, 1995. The Company's assets increased to $768,419 at October 31, 1996 from $743,656 at April 30, 1996. For both comparable periods, the Company's profit was derived from its operations.

Revenues

         The Company's total revenues were $1,060,090 for the six months ended October 31, 1996 versus $1,107,443 for the six month period ended October 31, 1995, a decrease of $47,353 or 4.3%. By component, food and beverage sales decreased 1.3% from $856,613 to $845,418 for the six months ended October 31, 1996. This decrease in food and beverage sales for the same comparable unit is attributed to a decrease in customer volume as there were no material price adjustments for menu items. Merchandise sales for the six months ended October 31, 1996 and 1996 were less than 1% if the Company's total revenues. Revenues from licensing fees, royalties and memorabilia decreased by 12.8% to $195,687 for the six months ended October 31, 1996 from $224,328 in the proceeding period. During each of the periods presented, one new Champions licensed location opened. One in Jakarta, Indonesia (1995) and Beirut, Lebanon (1996).


Expenses

         Cost of food and beverage was $224,504 or 26.6% of related sales of $845,418 for the six months ended October 31, 1996 compared to $243,486 or 28.4% of related sales for the comparable six months ended October 31, 1995. Cost of merchandise and memorabilia sales for the six months ended October 31, 1996 was of $22,124 and $20,615 for the six months ended October 31, 1995. Restaurant payroll and related costs decreased to 33.7% or food and beverage sales for the six months ended October 31, 1996 contrasted to 36.5% of food and beverage sales during the six months ended October 31,1995. Restaurant occupancy costs escalated by 12.6% from the comparable period in 1995, due to an increase in the base rent as prescribed in the lease agreement and in increases in the common area charges and real estate taxes passed on by the landlord. Other restaurant costs decrease by 14.1% to $183,029 from $213,102. This decrease is attributed to reduction in advertising costs which during the six months ended October 31, 1995 proved not to be effective. General and administrative expense for the Company's corporate office was $162,945 for the six months ended October 31, 1996 compared to $145,382 for the six months ended October 31, 1995. Depreciation and amortization expense dropped from $33,634 during the six months ended October 31, 1996 to $27,134 for the six months ended October 31, 1996, as some of the Company's equipment, still in use, becomes fully depreciated.




Liquidity and Capital Resources

         The Company's cash position on October 31, 1996 was $170,635 compared to $141,930 on April 30, 1996, a increase of $28,705. On October 31, 1996, the Company maintained a certificate of deposit of $25,080, as well as on April 30, 1996. For the six months ended October 31, 1996, the Company's operations provided cash of $41,117 and used $12,413 to repay borrowings. For the six months ended October 31, 1995, the Company used $32,369 in cash for its operating activities, repaid borrowings of $9,579 and decreased other current liabilities of $56,720. During the six months ended October 31, 1996 and 1995, the Company met its cash needs from licensing fees and from cash flow from its San Antonio operation. On October 31, 1996, the Company's working capital was $45,404 versus a negative $17,363 on April 30, 1996. The Company anticipates that the revenues generated from its location in San Antonio, Texas along with licensing, royalty and memorabilia revenues will be sufficient to met its operating obligations for the next six months.

         Stockholder's equity increased to $485,505 on of October 31, 1996 compared to $435,681 as of April 30, 1996, as a result of the net profit for the six month period.


Other Events

     On October 4, 1996, Champions Sports, Inc. signed a joint venture letter of agreement with Business Expansion Capital Corporation, a privately held corporation, to assist Champions Sports, Inc. in actively searching and selection of merger or acquisitions candidate(s). Business Expansion Capital Corporation is owned by George A. Naddaff. The term of the agreement is for two years. Champions Sports, Inc issued 8,500,000 performance based warrants exercisable at $0.11 per share, subject to Champions Sports, Inc. approval of a successful acquisition or merger. Mr. George A. Naddaff has been appointed to the Board of Directors of Champions Sports, Inc.

Subsequent Events


         On November 6, 1996, the Company's Board of Directors voted to defer payment of $67,290, the annual dividend on the Series A, 12% convertible, cumulative Preferred Stock, par value $10, of which there were 56,075 shares outstanding at October 31, 1996.

Part II.   Other Information

Item 4.  Submission of Matters to A Vote of Security Holders

         The were no matters submitted to a vote of Security Holders during the three month period ended October 31, 1996



Item 6.  Exhibits and Reports on Form 8-K

         On October 4, 1996, the Company filed with the Commission Form 8-K, in which the Company disclosed a joint venture letter of agreement between the Company and Business Expansion Capital Corporation and the issuance of 8,500,000 performance based warrants.

                                                    SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CHAMPIONS Sports, Inc.




                                              __/s/ James Martell______

                                               James Martell
                                               Chairman, President and
                                               Chief Executive Officer



                                               __/s/ James E. McCollam__

                                               James E. McCollam
                                               Controller and
                                               Chief Accounting Officer


December 13, 1996