Form 10QSB
period 1997-01-31
CHAMPIONS SPORTS INC
filed 1997-03-17
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB




         Mark One
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    [X ] THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 1997

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

                   Suite 305, 2500 Wilson Blvd., Arlington VA  22201
                   -------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

                                 (703) 526-0400
                                 --------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

         As of March 17, 1997, the Registrant had a total of 8,500,638 shares of common stock outstanding.

                             CHAMPIONS SPORTS, Inc.

                                   FORM 10-QSB

                                      INDEX

                                                                         Page

Part I.           Financial Information

                  Item 1.           Financial Statements

                  Consolidated Balance Sheets as of
                    January 31, 1997 (unaudited) and
                    April 30, 1996                                        3

                  Consolidated Statements of Operations:
                    Three months and nine months ended
                    January 31, 1997, and  January 31, 1996,
                          (unaudited)                                     4

                  Consolidated Statements of Cash Flows:
                    Nine months ended January 31, 1997, and
                    January 31,1996 (unaudited)                           5

                  Notes to Consolidated Financial Statements              6

                  Item 2.           Management's Discussions and
                                    Analysis of Financial Condition
                                    and Results of Operations             7

Part II.          Other Information and Signatures

                  Item 4.           Submission of Matters to a Vote
                                    of Security Holders                   9

                  Item 6.           Exhibits and Reports on Form 8-K      9

                  Signatures                                             10

                     Champions Sports, Inc. and Subsidiaries
                           Consolidated Balance Sheets



                                                                          JANUARY 31               APRIL 30
                                                                             1997                    1996
                                                                          (UNAUDITED)
                               ASSETS
Current assets
   Cash and cash equivalents                                                      $85,598         $141,930
   Certificate of deposit                                                          25,080           25,080
   Accounts receivable - trade                                                    100,017            4,545
   Inventories                                                                     76,780           53,160
   Prepaid  expenses                                                               35,240           20,516
         Total current assets                                                     322,714          245,231

Property and Equipment
   Furniture and Equipment                                                        516,383          516,383
   Leasehold improvements                                                         567,312          567,312
                                                                                1,083,695        1,083,695
   Accumulated depreciation and amortization                                     (637,023)         (596,322)
                                                                                  446,672          487,373
Other assets
   Deposits                                                                        11,052           11,052


         Total assets                                                            $780,438         $743,656

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                               $44,110          $53,338
   Dividend payable on preferred stock                                            201,870          134,580
   Notes payable                                                                   23,824           31,010
   Deferred revenue                                                                     0                0
   Other accrued expenses                                                          52,939           39,303
   Current portion of deferred lease concession                                     4,363            4,363
         Total current liabilities                                                327,106          262,594


Deferred lease concession (excluding current portion)                              30,098           33,371
Note payable, excluding current portion                                                 0           12,010

Stockholders' equity
   Preferred stock:
    Series A, 12% convertible cumulative, par value $10 per share, preferred as to dividends and liquidation: 650,000 shares
     authorized 56,075 issued and outstanding.                                    560,752          560,752
     Undesignated, par value $10 per share, 150,000 authorized
      and unissued.                                                                     0                0

   Common stock, par value $.001 per share,
   50,000,000 shares authorized, 8,500,638
    shares issued and outstanding at
    January 31, 1997 and April 30, 1996                                             8,501            8,501

    Additional paid-in capital                                                  5,308,112        5,308,112
    Accumulated deficit                                                        (5,454,131)      (5,441,684)
          Total stockholders' equity                                              423,234          435,681

          Total liabilities and stockholders' equity                             $780,438         $743,656


See notes to consolidated financial statements

                                       3


                     CHAMPIONS SPORTS, INC.
              Consolidated Statement of Operations
                           (Unaudited)

                                                 Three months ended     Three months ended  Nine months ended     Nine months ended

                                                   January 31, 1997      Janaury 31, 1996    January 31, 1997     Janaury 31, 1996

Revenue
   Food and beverage sales                             $440,949               $424,223          $1,286,367           $1,280,836
   Merchandise                                            3,778                  4,220              11,401               11,812
   Licensing fees, royalties and memorabilia             81,000                 81,000             276,687              305,328
   Interest income                                          315                    681               1,108                2,613
   Other income                                           5,180                  7,042              15,747               24,020
                                                       $531,221               $517,166          $1,591,311           $1,624,609


Expense
   Cost of food and beverage sales                      119,141                120,586             343,645              364,072

   Licensing fees, royalties and memorabilia             81,000                 81,000             276,687              305,328
   Cost of merchandise and memorabilia sales             10,071                  4,670              32,194               25,285
   Restaurant payroll and related costs                 152,907                157,454             437,487              469,933
   Restaurant occupancy costs                            51,483                 52,495             156,203              145,512
   Other restaurant costs                                83,118                 94,838             266,147              307,940
   General and administrative                            95,200                 64,715             258,145              210,097
   Depreciation and amortization                         13,567                 16,818              40,702               50,452
   Interest expense                                         717                  1,302               1,946                3,722
                                                        526,203                512,878           1,536,468            1,577,013

Net Income                                               $5,018                 $4,288             $54,842              $47,596

Net income  per common share                              $0.00                  $0.00               $0.01                $0.01

Net income  per common share - assuming                   $0.00                  $0.00               $0.00                $0.00
full dilution

   Weighted average number of common
    shares outstanding during the
    period                                            8,500,638              7,778,613           8,500,638            7,513,607



                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                      For the nine months ended January 31,


                                                                   1997          1996
Cash flows from operating activities:
   Net income                                                     $54,842         $47,597
   Adjustments to reconcile net income
   to cash provided by (used ) by operating activities:
    Depreciation and amortization                                  40,702          50,508
  Changes in asset and liabilities
      Accounts receivable                                        (95,472)          36,280
      Inventories                                                (23,620)        (16,118)
      Prepaid expenses                                           (14,724)        (33,362)
      Accounts payable                                            (9,228)        (34,190)
      Deferred revenue                                                  -        (75,000)
      Other accrued expenses                                       13,636           2,436
      Deferred lease concessions                                  (3,273)         (3,272)
         Net cash provided (used) by operating activities        (37,137)        (25,121)


Cash flows from investing activities:
   Purchase of certificate of deposit                                   0               0
   Sale of property and equipment                                       0               0
        Net cash provided by investing activities                       0               0


Cash flows from financing activities:
   Repayment of borrowings                                       (19,196)        (14,277)
   Common Stock issued upon the exercise of options                     -          60,000
        Net cash provided (used)  by financing activities        (19,196)          45,723


Net increase  (decrease) in cash and cash equivalents            (56,332)          20,602

Cash and cash equivalents at beginning of year                    141,930         131,102
Cash and cash equivalents at January 31,                           85,598         151,704

Supplemental disclosure of cash flow information:
  Cash paid during the period  for interest                         1,946           3,722

See notes to consolidated financial statements


                                        5

                             CHAMPIONS SPORTS, INC.

                   Notes to Consolidated Financial Statements

                                January 31, 1997

                        Summarized Financial Information

Company or group of companies for which report is filed:

CHAMPIONS Sports, Inc. and Subsidiaries
---------------------------------------

     The consolidated balance sheet as of January 31, 1997, the consolidated statements of operations and the consolidated statements of cash flows for the three months and nine months ended January 31, 1997 and January 31,1996 have been prepared by the company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at January 31, 1997 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 10-KSB as of April 30, 1996. The results of operations for the period ended January 31, 1997 are not necessarily indicative of the operating results for the full year.

     Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Results of Operation

         For the nine month period ended January 31, 1997, the Company realized a net profit of $54,842 or $0.01 per common share as compared to a net profit of $47,596 or $0.01 per common share for the nine month period ended January 31, 1996. The Company's assets increased to $780,438 at January 31, 1997 from $743,656 at April 30, 1996. The Company's net profit from its ongoing operations was $54,842 for the nine months and $5,018 for the three months ended January 31, 1997.


Revenues

         The Company's total revenues were $1,591,311 for the nine months ended January 31, 1997 versus $1,624,609 for the nine month period ended January 31, 1996, a decrease of $33,298 or 2.0%. By component, food and beverage sales increased slightly from the previous year for the nine months and increased 3.9% for the three months period from the previous year. This increase in food and beverage sales is attributed to a increase in customer volume as there were no price increases for menu items. Merchandise sales for the nine months ended January 31, 1997 were comparable to merchandise sales for the same period in 1996. For the nine months ended January 31, 1997, the Company realized$276,687 from Licensing fees, royalties and memorabilia. For the three months ended January 31, 1997, this was $81,000 for the license rights for Guatemala City, Guatemala CA. The Company realized initial licensing fees of $156,000 during the nine months ended January 31, 1996, for the rights to use the Champions trademark in Jakarta Indonesia and Amman, Jordan For the nine months ended January 31, 1997, other income was $15,747 contrasted to $24,020 for the nine months ended January 31, 1996.


Expenses

         Cost of food and beverage was 26.7% of related sales for the nine months and 27.0% for the three months ended January 31, 1997 compared to 28.4% for both the nine month and three months ended January 31, 1996. This decrease is attributed sightly lower costs at the wholesale level. Cost of merchandise and memorabilia sales for the nine months ended January 31, 1997 was $32,194 compared to $25,285 in the preceding year. Restaurant payroll and related costs were 34.1% of related food and beverage sales for the nine months and 34.7% for the three months ended January 31, 1997, versus 36.7% for the nine months and 37.1% for the three months ended January 31, 1996. This decrease is attributed to better labor cost controls implemented in the current fiscal year. Restaurant occupancy costs were $156,203 for the nine months and $51,483 for the three months ended January 31, 1997 compared to $145,512 for the nine month and $52,495 for the three month comparable period in 1996. This increase is attributed to escalation provisions in the lease agreement. Other restaurant costs were 20.7% of food and beverage sales for the nine months and 18.9% of food and beverage sales for the three months ended January 31, 1997 compared to 24.0% of food and beverage sales for the comparable nine month and 22.4% for the three months in 1996. This decrease is ascribed to better cost controls implemented during the current fiscal year. General and administrative expense for the Company's corporate office was $258,145 for the nine months ended January 31, 1997 compared to $210,097 for the nine months ended January 31, 1996. The increase of $48,048 is attributed primarily to the relocation of the Company's corporate offices in November 1996 and cost associated with the Annual Meeting of Shareholders in December, 1996. Depreciation and amortization expense decreased to $40,702 during the nine months ended January 31, 1997 from $50,452 for the nine months ended January 31, 1996.

Liquidity and Capital Resources

         The Company's cash position on January 31, 1997 was $85,598 compared to $141,930 on April 30, 1996, an decrease of $56,332. On both January 31, 1997 and April 30, 1996, the Company maintained a certificate of deposit of $25,080. For the nine months ended January 31, 1997, the Company used $37,137 for its operating activities and repaid borrowings of $19,196. For the nine months ended January 31, 1996, the Company expended $25,121 in cash for its operating activities and repaid borrowings of $14,277. Additionally during the nine months ended January 31, 1996, an officer of the Company exercised an option to purchase 1,200,000 shares of the Company's common stock for $60,000. The Company met its cash needs during the nine months ended January 31, 1996 by using its cash reserves and by reducing its accounts receivable by $36,280.


         Stockholder's equity was $423,234 as of January 31, 1997 compared to $435,681 as of April 30, 1996. On November 6, 1996, the Company's Board of Directors voted to defer payment of the annual dividend on the Series A, 12% Preferred Stock, in order to preserve the Company's cash reserves. This unpaid amount, $67,290, has been recorded on the Company's balance sheet as a current liability.

Part II.   Other Information

Item 4.  Submission of Matters to A Vote of Security Holders

         (a)  Annual  Meeting  of  Shareholders   held  at  the  office  of  the
Corporation on Friday December 20, 1996.

         (b)   The Meeting involved the election of three directors:

                      Shares Voted FOR                    Shares Voted WITHHOLD

James Martell           6,196,048                          129,194
George Naddaff          6,199,228                          126,014
Michael Tomic           6,198,253                          126,989

Item 6.  Exhibits and Reports on Form 8-K

         None.

                                   SIGNATURES

     Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CHAMPIONS Sports, Inc.




                                    /s/ James Matell
                                    ---------------
                                    James Martell
                                    Chairman, President and
                                    Chief Executive Officer



                                    /s/ James E. McCollam
                                    ---------------------
                                    James E. McCollam
                                    Corporate Secretary, Chief Accounting
                                    Officer and Controller


March 17, 1997