Form 10KSB/A
period 1996-04-30
CHAMPIONS SPORTS INC
filed 1997-04-22
CIK 771856

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


                Suite 305, 2500 Wilson Blvd., Arlington, VA 22201
                -------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

                                 (703)526-0400
                                 -------------
              (Registrant's telephone number, including area code)



Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share
                     ---------------------------------------
                                (Title of Class)

                   Preferred Stock, par value $10.00 per share
                   -------------------------------------------
                                (Title of Class)

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



Name and                             FY         Annual         Other
Principal Position                  Year        Salary ($)     Compensation ($)
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

                  The stock ownership by officers and directors of the Company and all officers and directors as a group are as follows:

                                                       Common Stock
                                                       Beneficially
                                                       Owned
Name                          TITLE                    July 15, 1996   Percent
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

                                       Michael M. Tomic
                                       Director

                                       Date:       July 30, 1996

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements
                        For The Year Ended April 30, 1996

                                                        PANNELL KERR FORESTER PC
                                                    Certified Public Accountants

                                                           5845 Richmond Highway
                                                                       Suite 630
                                                            Alexandria, VA 22303

                                                        Telephone (703) 329-1952
                                                          Telefax (703) 329-1959



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





                                        /s/ Pannell Kerr Forster PC


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