Form 10KSB
period 1997-04-30
CHAMPIONS SPORTS INC
filed 1997-07-29
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


                                    Mark One
              [X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                    For the fiscal year ended April 30, 1997

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

                2500 Wilson Blvd. Suite 305, Arlington, VA 22201
                ------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

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

                   Preferred Stock, par value $10.00 per share
                   -------------------------------------------
                                 (Title of Class

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     Check it there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrants's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

     For the year ended April 30, 1997, the revenues of the registrant were $2,162,264

     The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant, based on the average bid and asked price on July 15, 1997, was approximately $4,000,000.

     As of July 15,1997, the Registrant had a total of 8,500,638 shares of common stock outstanding.

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

     The Company operates one Company owned CHAMPIONS Sports Bar Restaurant and is the licensor of nineteen. Eighteen of these are licensed with Marriott International Inc., with whom the Company has a national licensing agreement. These CHAMPIONS are located in Marriott hotels in Boston, MA; Tampa, FL; Atlanta, GA; Chicago, IL; Baltimore, MD; Los Angeles, CA; Portland, OR; Irvine, CA; Springfield, MA; Orlando, FL; Charlotte, NC; Philadelphia, PA; Dubai, United Arab Emirates; Frankfurt, Germany; Amman, Jordan; Beirut, Lebanon; Guatemala City, Guatemala and Warsaw, Poland. One additional CHAMPIONS, licensed to another company, is located in Jakarta, Indonesia. The Company-owned CHAMPIONS is located in San Antonio, TX.
                  (b)      Description of Business.

                           1.       Concept

     CHAMPIONS is a sports theme restaurant bar whose concept combines casual dining, sports viewing with strategic marketing and promotions. The CHAMPIONS popularity is defined in the CHAMPIONS' motto: "Good Food, Good Times, Good Sports." This concept is based, in large measure, on the format implemented in the first CHAMPIONS location which opened in the Georgetown section of Washington, D.C. in 1983. The Company does not own, operate or manage this property nor does it receive any revenues or continuing royalties therefrom. A strong food component was added to the original concept so that the CHAMPIONS being promoted by the Company are now full-fledged restaurants as well as bar establishments. The current CHAMPIONS concept seeks a 60/40 division between food and beverage sales. The sports theme of CHAMPIONS is based upon management's belief that sports appeals to most socio-economic, age and gender groups worldwide. The sports atmosphere at CHAMPIONS is created by the presence of hundreds of items of original sports memorabilia such as uniforms, sports equipment, posters, advertising, signs, magazine covers, official programs, film posters, and photographs from local, national and international celebrities and sporting events, past and present. The sports decor seeks to establish a feeling a comfort and belonging for all customers. In addition, CHAMPIONS' atmosphere is enhanced by sports programming and viewing which is accomplished through a network of strategically placed TV monitors designed to continuously show local, national and international sporting events without taking away from the
                                        3
casual dining experience. Although sports is a theme in CHAMPIONS restaurants it is not the dominant factor. At the heart of the CHAMPIONS concept is the food. The menu, which attracts guests for lunch, happy hour and dinner, appeals to those interested in dining at a moderate price. It incorporates traditional American cuisine as well as popular regional items. The development of CHAMPIONS has allowed the Company to focus more on food and incorporate a full service food operation as an integral part of the concept. CHAMPIONS' average check is about $10.75 per person, placing it within the "casual dining" segment of the restaurant industry. This segment seeks to attract customers who want a higher quality of food and service than that commonly provided at "fast food" or "family style" restaurants. The basic premise of CHAMPIONS' marketing success today is its ability to develop a variety of promotions: contests, movie premiers and appearances by sports and media celebrities. Although no element of the CHAMPIONS' concept is unique, the combination of food, atmosphere, sports memorabilia, sports viewing, marketing and promotions defines the concept.


                           2.       Operations


     As of the end of the fiscal year, the Company was engaged in the following types of operations:

   (I)     Company-Owned Operations


     The Company currently operates one Company-owned restaurant. This CHAMPIONS sports bar restaurant has been in operation since 1989 and is located in the River Center Mall in San Antonio, Texas. San Antonio restaurant provided approximately 80% of the Company's revenues for FY 1997, as reflected in the consolidated financial statements included herein. The estimated cost of opening a new CHAMPIONS sports bar restaurant is approximately $1,000,000 to $1,300,000. Presently, the Company does not have sufficient cash reserves to open more Company owned CHAMPIONS restaurants.


                        (ii) Marriott Licensed Locations


     In August, 1987, the Company executed a license agreement with Marriott authorizing Marriott to operate a CHAMPIONS sports bar restaurant in the Marriott Copley Place Hotel in Boston, Massachusetts. The success of the Boston Marriott's CHAMPIONS led to the execution of a master licensing agreement in February 1988 with Marriott that enabled Marriott to open ten CHAMPIONS locations in Marriott hotels. In August 1990, the Company executed a new non-exclusive licensing agreement whereby the Company agreed to the acquisition by Marriott of the rights to the "CHAMPIONS" service mark for use in over 100 specified hotels nationwide. There are presently eighteen CHAMPIONS located in the following Marriott hotels: Boston, MA; Springfield, MA; Baltimore/Washington Airport, MD; Atlanta, GA; Tampa, FL; Chicago O'Hare Airport, IL; Irvine, CA; Los Angeles, CA; Portland, OR; Orlando, FL; Charlotte, NC; Philadelphia, PA; Dubai, United Arab Emirates; Frankfurt, Germany; Amman, Jordan; Beirut, Lebanon; Guatemala City, Guatemala and Warsaw, Poland. Marriott is not required to open CHAMPIONS locations in any of the listed hotels. However, if the Company wishes to open, operate or grant a right to another to open or operate a CHAMPIONS sports bar restaurant within a certain restricted radius of any of the Marriott sites (which range from 1/2 to 5 miles), Marriott must decide within three business days of notification whether to allow the CHAMPIONS to open. If Marriott denies the Company the right to open a CHAMPIONS within
                                        4
a restricted radius, then Marriott must commence a good faith build-out of a CHAMPIONS sports bar restaurant at the applicable Marriott location within six months. If Marriott does not commence construction within that period, Marriott will lose its exclusive territory around that site. In fiscal year 1991, the Company received a one-time licensing fee of $1,000,000 from Marriott. Under the terms of the licensing agreement, which was modified effective January 1994, Marriott is required to purchase memorabilia, for each new CHAMPIONS location in a Marriott hotel, at certain prescribed prices. An annual fee of $6,401(with increases pegged to the Consumer Price Index) is paid to the Company by Marriott for each domestic Marriott CHAMPIONS location. Future international Marriott CHAMPIONS will be paying an annual fee of $9,492 (with increases pegged to the Consumer Price Index).


     Marriott hotel locations accounted for about 18.8% of the Company's revenues for FY 1997, as reflected in the consolidated financial statements included herein.


                         (iii) Other Licensed Locations



     A CHAMPIONS Sports Bar Restaurant is licensed to Majordomo Leisure Consultants Pte. LTD in Jakarta. This licensed location accounted for less than 1% of the Company's revenues for FY 1997, as reflected in the consolidated financial statements included herein.


                           3.       Competition


     The food and beverage is highly competitive, as is the business of licensing and franchising such businesses. Most of the companies offering such franchises are substantially larger than the Company, and have greater resources, operating histories and experience. They include many national, regional and local chains with more locations and larger advertising budgets. Food and beverage businesses are also affected by changing customer tastes, local and national economic conditions that affect spending habits, population shifts and traffic patterns. Quality of service, attractiveness of facilities and price are also important factors. The popularity of the concept of sports bar restaurants has spawned a number of companies seeking to capitalize on that market. While the Company believes that its Champions concept is superior, there are other "sports" bar restaurants in operation. 4. Service Mark The Company owns the federally registered service mark "Champions" (the "Mark"), which was issued on January 21, 1986 (Registration No. 1,379,648), for "Discotheque Services" and for "Bar and Cocktail Lounge Services" (collectively, the "Services"). The duration of the Champions Mark is 20 years subject to renewal. Such registration constitutes constructive notice of the claim of ownership to the Mark nationally and is prima facie evidence of the validity and registration of the Mark, of the ownership of the Mark and the exclusive right to use the Mark in interstate commerce in connection with the Services. However, no assurance can be given that no other person has the right to use the Mark in the United States. Any person who used that Mark or one similar thereto prior to the date of federal registration is entitled, under trademark "common law," to continue using that Mark in their limited geographic area of operation at the date of such registration. If any such prior user exists and is engaged in the same general business as that of the

Company, then the Company may not use that Mark in such geographic area. The Company maintains vigorous efforts to ascertain the existence of others illegally using the Mark and makes every effort to have them cease such infringing actions. The Company has also registered and is in the process of registering the service mark "Champions" in a number of foreign countries.



                           5.       Government Regulation


     In 1993, the Company suspended its sale of franchising in the United States. If the Company resumes its sale of franchises in the future, it will be subject to FTC regulations and state laws which regulate the offer and sale of franchises and laws regarding the franchisor - franchisee relationship.

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


                                  6. Employees


    As of April 30, 1997, the Company had 2 full-time employees and on part - time employee in its corporate office and 50 employees (both management & hourly) at its San Antonio restaurant.

Item 2.           Properties.


     The Company is leasing, on a month to month basis, its corporate office located at 2500 Wilson Blvd., Suite 305, Arlington, VA 22201. The Company's rental payments are $920 per month. The Company is leasing 5,289 square feet of space for its restaurant in San Antonio, Texas pursuant to a lease which expires in November 2004. The lease provides monthly rental payments of $18,500 including CAM charges and real estate taxes. In addition, the lease requires a percentage of the unit's revenues at the location in excess of $1,745,000 per year.


Item 3.           Legal Proceedings.


The Company knows of no material pending legal proceedings as to which the Company is a party or of which its properties are the subject, and no such proceedings are known to the Company to be contemplated by governmental authorities.


Item 4.           Submission of Matters to a Vote of Security Holders.

     (a) Annual Meeting of Shareholders held was held at the office of the Corporation on December 20, 1996.

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






                                     PART II



Item 5.           Markets for Common Equity & Related Stockholder Matters.


                  (a)  Principal Market or Markets.


         In FY 1995, the Common Stock was traded on the NASDAQ SmallCap Market until June 24, 1994. At that time, the Common Stock was delisted from the NASDAQ SmallCap Market for falling below the minimum financial requirements. The Common Stock is presently trading on the OTC Bulletin Board under the symbol CSBR. In October 1993, the series A 12% Cumulative Convertible Preferred Stock was delisted from NASDAQ due to lack of the required two market makers necessary for continued listing and has not been trading since.

                                                 Common Stock
                                            High              Low
                                              $                 $
Fiscal 1997

         First Quarter                      0.19              0.07

         Second Quarter                     1.62              0.07

         Third Quarter                      0.59              0.25

         Fourth Quarter                     0.97              0.38

Fiscal 1996

         First Quarter                      0.08              0.02

         Second Quarter                     0.17              0.08

         Third Quarter                      0.09              0.06

         Fourth Quarter                     0.17              0.08





                  (b)  Approximate Number of Holders of Common Stock and
                           the Preferred Stock.

     The number of holders of record of the Company's common stock as of July 15, 1997, was 2,200 and the Company estimates that there are approximately 3,000 additional beneficial shareholders. There are 30 beneficial holders of the Company's preferred stock as of July 15, 1997.


                  (c) Dividends. Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's common stock and no dividends are anticipated to be paid in the foreseeable future. In November, 1994, 1995, and 1996, the Company's Board of Directors voted each year to defer payment of the annual dividend of $67,290 for 1994, $67,290 for 1995 and $67,290 for 1996 on the Series A, 12%, Cumulative Preferred Stock, in order to preserve the Company's cash reserves.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.


                  (a)  Results of Operations for Fiscal Years 1997 and 1996.


                           1.       Revenues

     For the fiscal year ended April 30, 1997, the Company's revenues increased by 1.1% to $2,162,264 versus $2,138,732 in fiscal year 1996.

     By component, food and beverage sales rose 1.9% to $1,735,016 for FY 1997 compared to $1,701,789 in FY 1996. The Company's management attributes the slight increase in food and beverage sales to an increase in the average customer check, offset by increased competition in the River Walk area of San Antonio, TX, where the restaurant is located which resulted in a decline in customer volume, as there were no significant price adjustments in FY 1997. The food to beverage ratio for the San Antonio location was 60/40 in FY 1997 and 62/38 in FY 1996.

     Revenues from merchandise and memorabilia sale and continuing license fees were $405,501 for the current fiscal year compared to $244,234 in FY 1996. Sales of memorabilia are directly tied to the number of new Champions locations which open during the fiscal year. The Company provided memorabilia to three licensed locations in FY 1997 and two licensed locations in FY 1996. Furthermore, in FY 1997, the continuing licensing fees the Company received nominally escalated by adjustments for increase in the Consumer Price Index and increases in the number of licensed locations. Initial licensing fees for the year ended April 30, 1996 were $160,000.

     During FY 1997, the Company received other revenues of $19,882 from vendor promotional rebates and commissions. During FY 1996, the Company received other revenues of $29,123 from the sale of excess equipment, vendor promotional rebates and commissions.

                           2.       Expenses


     The Company's cost of food and beverage during the year ended April, 30, 1997 was 26.9% of related sales compared to 28.1% in the preceding year. This decrease in product costs in FY 1997 is attributed to stable wholesale prices as there was no retail price adjustments during either comparable year and to improved inventory and production controls by the restaurant's management.
     Restaurant payroll and related costs total ed $582,818 or 33.5% of food and beverage sales in FY 1997 versus $604,496 or 35.5% of related sales in FY 1996. The 2.0% decrease in direct labor costs is a result of better managed staffing scheduling by the restaurant's management.

     Restaurant occupancy costs for FY 1996 were $206,860 contrasted to $195,629 in the prior fiscal year. This increase is attributed to an increase in common area charges passed through by the landlord.

     General and administrative costs incurred in FY 1997 were $368,298 and $301,090 in FY 1996. The primary components of G&A expenses are operating the Company's corporate office, including executive and staff salaries. By comparison, general and administrative expenses increased by 22.3% from the prior year, primarily due to costs associated with the annual meeting of security holders and relocation of the Company's corporate offices.
                                        9

     Interest expense in both FY 1997 and 1996 was less than 1% of the Company's expenses.

     Restaurant promotional costs decreased from $51,951 in FY 1996 to $43,148 in FY 1997. The Company decreased advertising expenditures for its restaurant in San Antonio in FY 1997.

                               3. Profits / Losses

     For FY 1997, the Company generated a profit of $67,388 on a consolidated basis, from its operations, and a $215,892 gain from deferred income tax asset. For FY 1997, the Company owned location in San Antonio, TX produced an operating profit of $137,873 before depreciation and amortization and a net profit of $98,117 after deprecation and amortization.

     For FY 1996, the Company produced a profit of $49,381 from its operations. There were no extraordinary items recorded. For FY 1996, the Company owned location in San Antonio produced a operating profit of $67,269 before depreciation and amortization and a loss of $28,161 after depreciation and amortization..





       (b) Liquidity and Capital Resources for Fiscal Years 1997 and 1996.


     The Company's cash position on April 30, 1997 was $244,961 compared to $167,010 on April 30, 1996, an increase of $77,951. On both April 30, 1997 and April 30, 1996, $25,080 was held in a certificate of deposit.

     For the year ended April 30, 1997, the Company's operations provided cash in excess of expenses of $110,572. The Company met its cash requirements from its cash reserves, cash flow from its San Antonio Champions location and from revenues generated from licensed locations.

     During the year ended April 30, 1997, the Company reduced its accounts payable by $3,680 and repaid borrowings of $25,819 in principal and $3,182 interest, increased its accounts receivable by $11,054, inventories by $4,759 and other accrued expenses by $11,430. The Company realized a gain of $215,892 from a deferred tax asset recorded during the year. During FY 1997, the Company purchased equipment totaling $6,802.


     For the year ended April 30, 1996, the Company's operations used $30,502 in cash. The Company meet its cash needs from its cash reserves, cash flow from its San Antonio Champions location and from revenues generated from licensed locations, and by reducing its general and administrative expenses.

     During the year ended April 30, 1996, the Company reduced its accounts payable by $70,148, its accounts receivable by $38,207. Also, during this period, the Company increased its inventories and prepaid expenses by approximately $31,000. An officer of the Company exercised an option to purchase 1,200,000 restricted shares of the Company's common stock for $60,000. The Company repaid borrowings of $18,670 in principal and $5,329 in interest. The Company made no expenditures for capital equipment during the fiscal year.

     The Company's working capital as of April 30, 1997 was a $229,720 contrasted to a negative $17,363 on April 30, 1996.This improvement in working capital from the preceding year is attributed to the net profit from operations and the recognition of the deferred tax asset. The Company is seeking merger or acquisition candidates to meet its longer term liquidity needs. There is no assurance that the Company will be able to structure such merger or acquisitions on terms satisfactory to the Company.

                  (c)      Miscellaneous


     Stockholders' equity on April 30, 1997 was $651,671 compared to $435,681 on April 30, 1996. In both November, 1995 and 1996, the Company's Board of Directors voted to defer payment of the 12% annual dividend of the Company's preferred stock, in the amount of $67,290 for each year, in order to preserve the Company's cash reserves. This dividend is cumulative and has been recorded on the Company's balance sheet as a current liability. During FY 1997, the Company held its annual meeting of security holders. In FY 1996, the Board of Directors voted to defer the annual meeting of security holders until such time as the Company's cash position improves due to its determination that expenses associated with the meeting would cost approximately $30,000.

     On October 2, 1996, Champions Sports, Inc. signed a joint venture letter of agreement with Business Expansion Capital Corporation, a privately held corporation, to assist Champions Sports, Inc. in actively searching and selection of merger or acquisitions candidate(s).

     Business Expansion Capital Corporation is owned by George A. Naddaff. The term of the agreement is for two years. Champions Sports, Inc. will issue 8,500,000 performance based warrants exercisable at $0.11 per share, subject to Champions Sports, Inc's. approval of a successful acquisition or merger.


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


                  The Executive Officers and Directors of the Company are as follows:

NAME                       POSITION(S) PRESENTLY  HELD

James M. Martell                    Chairman,  President, Chief Executive
                                    Officer, Director

James E McCollam                    Controller, Chief Accounting Officer,
                                    Corporate Secretary

George A. Naddaff                   Director

Michael M. Tomic                    Director


         James M. Martell, age 50, has served as Chairman since November 1991 and as President and Chief Executive Officer from May 1990 to June 1992 and from January 1993 to September 1993 and from March 1994 to the present and Director of the Company since its inception on June 4, 1985. Additionally, he served the Company as Vice President from October 1988 to May 1990, as Treasurer from June 1985 to January 1989, and as Secretary from June 1985 to January 1986. Mr. Martell is a director and officer of all of the Company's wholly-owned subsidiaries, except for the Been Corporation. From 1983 to 1987, Mr. Martell was a partner along with Mr. Tomic in Tomar Associates, a consulting company specializing in European-American joint ventures, venture capital financing, technology transfer, and corporate finance. From 1981 to 1983, Mr. Martell was a partner in International Group, a partnership involved in promoting national and international business development. From 1973 to 1981, he served in various administrative positions at the U.S. Department of Energy. Mr. Martell received a Bachelor of Science degree in Chemistry in 1968, and a Master of Science degree in Geochemistry in 1973, from George Washington University.

         James E. McCollam, age 50, has served as Chief Accounting Officer of the Company since July 1992 and Controller since May 1988. From 1984 to 1987 he was Controller of the Winston Group, Inc., a five unit food service organization in the Washington D.C. metropolitan area. From 1977 to 1983, he was the Controller of Capitol Hill Cabaret, Inc., an organization which owned and operated two restaurants and nightclubs in the Washington D.C. area. From 1973 to 1977, he was employed by Marriott Corporation in various positions in the corporate accounting department. From 1971 to 1973, he served in the United States Army. He earned a Bachelor of Science degree in Finance from the University of Maryland 1970.


         George A. Naddaff, age 67, was appointed to the Board of Directors the Company in October 1996. He is the sole officer, director and stockholder of Business Expansion Capital Corporation ("BECC"), which he founded in 1987. BECC invests in developing enterprises capable of expansion through replication of a successful prototype operation. In 1997, Mr Naddaff became CEO of Ranch 1, a chain of chicken sandwich stores in New York City. From 1994 to 1996, Mr. Naddaff served as Chairman and Director of Food Trends Acquisition Corporation a publicly traded company which merged with Silver Diner, Inc., a company for which he presently serves as a Director. Since 1995, Mr. Naddaff has been a Director of Vie de France, a publicly-traded manufacturer of frozen foods. In September 1995, Mr. Naddaff was named as Vice-Chairman of First Mortgage Network, Inc., a privately held national company providing mortgage services, In September 1992, he co-founded Olde World Bakeries, Ltd. ("OWB") with Douglas M. Suliman, Jr. and since, inception, was its Chief Executive Officer. OWS was a commercial bread bakery which developed a chain of retail gourmet coffee and breakfast shops, In December 1994, OWB sold its assets and discontinued its business. From 1988 until June 1992, Mr. Naddaff was Chairman, Chief Executive Officer and a Director of New Boston Chicken, Inc. ("Boston Chicken") and from 1988 until 1989, he also served as its President. Boston Chicken, operates and franchises limited service restaurants that specialize in complete meals featuring rotisserie roasted chicken. In addition, to formulating overall strategic direction, he was in charge of Boston Chicken's franchise expansion program and was primarily responsible for site selection for both franchised and Boston Chicken-owned locations. Mr. Naddaff also was active in the development of Mulberry Child Care Centers, Inc. ("MCC,,), which developed a chain of child care centers in the northeast United States. Mr. Naddaff was Chairman of MCC until 1991 when he sold his interest. Boston Chicken and MCC were organized with the assistance of BECC during BECC's first 15 months of operations.


         Michael M. Tomic, age 51, has served as a Director of the Company since its inception on June 4, 1985. From June 1985 to January 1986, he also served as Vice President of the Company. From 1983 to 1987, Mr. Tomic was a partner along with Mr. Martell in Tomar Associates, a consulting company specializing in European-American joint ventures, venture capital financing, technology transfer, and corporate finance. He is a director of a sports equipment, retail, wholesale and export business. He received a Bachelor of Science degree in International Marketing and Economics in 1969 from the University of Maryland.



         The term of office of each Director is until the next annual election of Directors and until a successor is elected and qualified or until the Director's earlier death, resignation or removal.


Item 10.          Executive Compensation.

                  The following table sets forth cash compensation for services rendered during FY 1997, and 1996 which was paid by the Company to, or accrued by the Company for, each of the Company's most highly compensated executive officers whose cash compensation in such year equaled or exceeded $100,000.



Name and                      FY         Annual              Other
Principal Position          Year      Salary ($)         Compensation ($)
------------------          ----  -----------------      ------------------

James M. Martell,           1997           87,000                 42,600
Chairman, President, and    1996           87,000                 34,200
Chief Executive Officer

     In FY 1997 all officers of the Company as a group (2 in number) received cash compensation of $199,975. The Board of Directors has the right to change and increase the compensation of executive officers at any time. The Company has no arrangement by which any of its directors are compensated for services solely as directors, and these individuals will not receive any additional remuneration for their services as directors. The Company may from time to time pay consulting fees to its officers and directors.

     Except as described below, the Company has no compensatory plan or arrangement which would result in executive officers receiving compensation as a result of their resignation, retirement or any other termination of employment with the Company or its affiliates, or from a change in control of the Company or a change in responsibilities following a change in control of the Company.

     The Company entered into a five-year employment agreement with Mr. Martell in September 1993, under which Mr. Martell received a base annual salary of $128,000 and options to purchase 200,000 shares of the Company's Common Stock at $1.00 per share at any time prior to September 6, 2001, whether or not Mr. Martell is an employee at such time. If there is a change in the management of the Company and such management acts contrary to the policy of the current Board, or if Mr. Martell's position as Chairman is terminated, Mr. Martell may resign and become entitled to liquidated
                                       13
damages determined pursuant to a formula prescribed in the contract. Since 1994, in order to preserve the Company's cash reserves, Mr. Martell has been receiving an annual base salary of $87,000 plus 20% of all fees received from international locations.

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

     The Company has a Stock Option Plan intended to assist the Company in securing and retaining key employees and consultants by allowing them to participate in the ownership and growth of the Company through the grant of incentive and non qualified options. Incentive stock options granted under the Plan are intended to be "Incentive Stock Options" as defined by Section 422 of the Internal Revenue Code. An aggregate of 840,000 shares of Common Stock has been reserved for issuance under the Plan. As of April 30, 1997 all 840,000 shares are reserved and available for issuance.



Item 11.   7    Security Ownership of Certain Beneficial Owners and Management.


                  As of July 15, 1997, the following were persons known to the Company to own beneficially more than 5% of the Company's outstanding Common Stock,

Name and Address of        Common Stock Beneficially       Percent
  Beneficial Owner                  Owned

James M. Martell                    1,548,000              18.2%
2500 Wilson Blvd.
Arlington, VA 22201

Robert Scheuermann                    641,500               7.3%
4720 65th  Avenue, NE
Olympia, WA 98516

                  The stock ownership by officers and directors of the Company and all officers and directors as a group are as follows:

                                  Common Stock
                                  Beneficially
                                      Owned
Name                 Title                     July 15, 1996       Percent
----                 -----                     ------------        -------

James M. Martell     Chairman, President           1,548,000        18.2%
                     & Director
Michael M. Tomic     Director                        225,000         2.6%
James E. McCollam    Controller,                       2,000           *
                      Chief Accounting Officer
                     & Corporate Secretary


All officers & directors as a group                1,775,000         20.8%
-----------------
*Less  than 1.0%

Item 12.          Certain Relationships and Related Transactions.

                  During FY 1997 and FY 1996, there were no related party transactions.





Item 13.          Exhibits and Reports on Form 8-K.

                  (a)   Index to Financial Statements                PAGE


      Independent Auditor's Report                                    F-1


      Consolidated Balance Sheets as of April 30, 1997 and 1996       F-2


      Consolidated Statements of Operations for the Years Ended
               April 30, 1997 and 1996                                F-3

      Consolidated Statements of Stockholder's Equity for the Years
               ended  April 30, 1997 and 1996                         F-4

      Consolidated Statements of Cash Flows for the Years ended
               April 30, 1997 and 1996                                F-5

      Notes to the Consolidated Financial Statements                  F-6/F-13


                  (b) There were no Form 8-K's filed during the last quarter of the period covered by this report.

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements
                        For The Year Ended April 30, 1997

                                Table of Contents


                                                                     Page

Independent Auditor's Report                                          F-1

Consolidated Balance Sheets                                           F-2

Consolidated Statements of Operations                                 F-3

Consolidated Statements of Stockholders' Equity                       F-4

Consolidated Statements of Cash Flows                                 F-5

Notes to Consolidated Financial Statements                            F-6

PKF
worldwide
[GRAPHIC OMITTED]

                                                                         PANNELL
                                                                            KERR
                                                                      FORSTER PC
                                                    Certified Public Accountants
                                                               [GRAPHIC OMITTED]
                                                           5845 Richmond Highway
                                                                       Suite 630
                                                            Alexandria, VA 22303

                                                        Telephone (703) 329-1952
                                                          Telefax (703) 329-1959
                                                              pkfcpa@pkfwash.com

                          Independent Auditor's Report


To the Stockholders and Board of Directors
Champions Sports, Inc.
Arlington, Virginia


We have audited the consolidated balance sheets of Champions Sports, Inc. and subsidiaries as of April 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Champions Sports, Inc. and subsidiaries at April 30, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


June 6, 1997
                                                     /s/ Pannell Kerr Forster PC


                                                                            F-2
                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                                Assets
                                                                           April 30
                                                              ---------------------------------------
                                                                      1997                 1996
                                                              ------------------   ------------------
Current assets
     Cash and cash equivalents                          $               244,961   $           167,010
     Accounts receivable - trade                                         15,599                4,545
     Inventories                                                         57,919               53,160
     Prepaid expenses                                                    19,174               20,516
     Deferred tax asset (note 3)                                        215,892                    0
                                                              ------------------   ------------------
                Total current assets                                    553,545              245,231
                                                              ------------------   ------------------

Property and equipment
     Furniture and equipment                                            516,956              516,383
     Leasehold improvements                                             567,312              567,312
                                                              ------------------   ------------------
                                                                      1,084,268            1,083,695
     Accumulated depreciation and amortization                         (644,362)            (596,322)
                                                              ------------------   ------------------
                                                                        439,906              487,373
                                                              ------------------   ------------------

Other assets
     Deposits                                                            11,052               11,052
                                                              -----------------   ------------------
                Total assets                               $          1,004,503 $            743,656
                                                             ------------------   ------------------

                                                 Liabilities and Stockholders' Equity

Current liabilities
     Accounts payable                                       $             49,658 $             53,338
     Dividend payable on preferred stock (note 6)                        201,870              134,580
     Note payable (note 2)                                                17,201               31,010
     Other accrued expenses                                               50,733               39,303
     Current portion of deferred lease concessions                         4,363                4,363
                                                               ------------------   ------------------
                Total current liabilities                                323,825              262,594
                                                               ------------------   ------------------

Deferred lease concessions, net of current portion                        29,007               33,371
                                                               ------------------   ------------------

Note payable, net of current portion (note 2)                                  0               12,010
                                                               ------------------   ------------------

Commitments and contingencies (notes 4 and 5)

Stockholders' equity (notes 6 and 7)
     Preferred stock
       Series A, 12% Convertible Cumulative; $10 par value;
       preferred as to dividends and liquidation; 650,000 shares
       authorized; 56,075 issued and outstanding.                        560,752              560,752
     Undesignated, par value $10 per share, 150,000 shares
       authorized and unissued for 1997 and 1996                               0                    0
     Common stock, par value $.001 per share, 50,000,000 shares
       authorized; 8,500,564 shares issued and outstanding                 8,501                8,501
     Additional paid-in capital                                        5,308,112            5,308,112
     Accumulated deficit                                              (5,225,694)          (5,441,684)
                                                                    ------------------   ---------------
                   Total stockholders' equity                            651,671              435,681
                                                                    ------------------   --------------
                   Total liabilities and stockholders' equity    $     1,004,503          $   743,656
                                                                    ==================   ===============

See notes to consolidated financial statements

                                                                            F-3
                    CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                     Consolidated Statements of Operations


                                                      Years Ended April 30
                                                      1997            1996
Revenue
Food and beverage                                   1,735,016      $1,701,789
        Merchandise, memorabilia and continuing
         license fees                                 405,501         244,234
        Initial license fees                                0         160,000
        Interest income                                 1,865           3,586
        Other income                                   19,882          29,123
                                                       ------          ------
                                                    2,162,264       2,138,732
Costs and expenses
        Cost of food and beverage sales               466,218         478,995
        Cost of merchandise, memorabilia and
          continuing license fees                      62,016          33,049
        Restaurant payroll and related costs          582,818         604,496
        Restaurant occupancy costs                    206,860         195,629
        Other restaurant costs                        308,067         351,994
        General and administrative                    368,298         301,090
        Promotion                                      43,148          51,951
        Depreciation and amortization                  54,269          67,269
        Interest                                        3,182           4,878
                                                        -----           -----
                                                    2,094,876       2,089,351

        Income before income tax benefit               67,388          49,381

Income tax benefit (note 3)                          (215,892)              0

        Net income                                  $ 283,280       $  49,381

Earnings per common and common equivalent share:

        Net income                                  $   0.03        $    0.01

Earnings per common share - assuming full dilution:

        Net income                                  $   0.03        $    0.01


See notes to consolidated financial statements


                CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                                                                         F-4

                Consolidated Statements of Stockholders' Equity
                For the Years Ended April 30, 1997 and 1996


                                                             Series A, 12%
                                                              Convertible
                                                              Cumulative
                                Common Stock                  Preferred Stock  Additional
                                                Amount                 Amount    Paid-in         Accumulated
                                Shares          at Par     Shares      at Par    Capital         Deficit         Total

Balance, April 30, 1995       7,300,564       $ 7,301      56,075   $ 560,752 $ 5,249,312      $(5,423,775)    $ 393,590

For the year ended April 30, 1996
  Dividend on preferred stock
  accrued and unpaid                  0             0           0           0         0            (67,290)      (67,290)

  Options exercised (note 7)  1,200,000         1,200           0           0      58,800                0        60,000


  Net income                          0             0           0           0         0             49,381        49,381

Balance, April 30, 1996       8,500,564         8,501      56,075      560,752  5,308,112       (5,441,684)      435,681

For the year ended April 30, 1996
  Dividend on preferred stock
  accrued and unpaid                   0            0           0           0         0            (67,290)     (67,290)

Net income                             0            0           0           0         0             283,280     283,280

Balance, April 30, 1997       8,500,564       $ 8,501      56,075  $ 560,752   $ 5,308,112      $(5,225,694)   $ 651,671



                                                                            F-5
                    CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                                       `
                     Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents


                                                       Years Ended April 30
                                                       1997            1996
                                                       ----            ----
Cash flows from operating activities:
  Net income                                       $    283,280 $   49,381
  Adjustments to reconcile net income
    to net cash provided (used)
     by operating activities:
   Depreciation and amortization                         54,269      67,269
   Changes in assets and liabilities:
     Accounts receivable                                (11,054)     38,207
     Inventories                                         (4,759)    (11,925)
     Prepaid expenses                                     1,342     (19,506)
     Deferred income taxes                             (215,892)          0
     Accounts payable                                    (3,680)    (70,148)
     Deferred revenue                                         0     (75,000)
     Other accrued expenses                              11,430      (4,417)
     Deferred lease concessions                          (4,364)     (4,363)
      Net cash provided (used)
       by operating activities                          110,572     (30,502)

Cash flows from investing activities:
     Purchases of property and equipment                 (6,802)     0
      Net cash provided  by
       investing activities                              (6,802)     0

Cash flows from financing activities:
     Options exercised                                    0          60,000
     Repayments on borrowings                           (25,819)    (18,670)
      Net cash provided (used)
       by financing activities                          (25,819)     41,330

Net increase in cash and cash equivalents                77,951      10,828

Cash and cash equivalents at beginning of year          167,010     156,182
Cash and cash equivalents at end of year              $ 244,961    $167,010

Supplemental disclosures of cash flow information:
    Cash paid during the year for interest            $   3,182    $  5,329


See notes to consolidated financial statements

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                 April 30, 1997


Note 1 - Organization and summary of significant accounting policies

Organization

Champions Sports, Inc., a Delaware corporation, promotes a sports theme restaurant bar concept through Company owned and licensed operations. At April 30, 1997, there are twenty Champions Sports Bar Restaurants. Of these twenty, eighteen are in Marriott hotels pursuant to a licensing agreement (note 5), one is Company owned, and one is licensed overseas.

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

Property and equipment

Property and equipment are stated at cost. Depreciation is computed from the date property is placed in service using the straight-line method over estimated useful lives as follows:
                                                              Life

       Furniture and equipment                             5-15 years

       Leasehold improvements                    Remaining term of the lease

Depreciation and amortization expense for the years ended April 30, 1997 and 1996, was $54,269 and $67,269, respectively.

License fee revenue

Initial license fees are recognized as revenue when all material services provided for in the license agreement have been substantially performed by the Company. Continuing license fees are recognized over the period of time to which they relate.

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES

                                 April 30, 1997


Note 1 - Organization and summary of significant accounting policies (continued)

Inventories

Inventories consist of goods and supplies held for sale in the ordinary course of business and are stated at the lower of cost, determined on the first-in first-out basis, or market. The components of inventories at April 30, 1997 and 1996, were as follows:

                                              1997               1996
                                            ----------         -------

   Restaurant food, beverage and supplies     $ 16,332          $ 17,156
   Promotional merchandise for sale to
     restaurant customers                        7,966             5,966
   Memorabilia for sale to licensees            33,621            30,038
                                             ---------         ---------
                                              $ 57,919          $ 53,160
                                              --------          --------

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

The fully diluted per share computation reflects the effect of common shares contingently issuable upon the conversion of preferred stock. The weighted average number of common and common equivalent shares used to compute earnings per share is:

                                                    Years Ended April 30
                                                 1997                   1996
    For earnings per common
      and common equivalent share            8,600,564                7,831,302
    For earnings per common share
      assuming full dilution                 8,864,677                8,095,415

Cash and cash equivalents

The statements of cash flows are prepared on the basis of cash and cash equivalents. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less, unless restricted as to use, to be cash equivalents.

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES

                                 April 30, 1997


Note 1 - Organization and summary of significant accounting policies (continued)

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

Fair value of financial instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalent, accounts receivable, accounts payable, accrued expenses, and note payable approximate fair values because of the short maturities of these instruments.

Reclassifications

Certain items in the 1996 statements have been reclassified to conform with 1997 presentation. These reclassifications have no effect on the 1996 net income as previously reported.

Note 2 - Note payable

In April 1995, the Company converted an account payable with a vendor to a note payable, bearing interest at 10% annually and maturing at December 1997. The balance outstanding at, April 30, 1997 and 1996 was $17,201 and $43,020, respectively.

Note 3 - Income taxes

Income tax (benefit) expense consists of the following for the years ended April 30, 1997 and 1996:

                                              1997                 1996
                                        ---------------       ---------

  Current                              $            -          $        -
  Deferred                                     158,069              (40,000)
  Increase (decrease)
    in valuation allowance                    (373,961)              40,000
                                         -------------         ------------
  Total income taxes (benefit) expense    $   (215,892)    $              -
                                           -------------    ----------------

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES

                                 April 30, 1997


Note 3 - Income taxes (continued)

Temporary differences which give rise to deferred tax assets and liabilities are as follows:

                                                  1997             1996
                                             --------------   ---------

 Deferred tax assets:
   Deferred rent concessions                  $     12,668     $     14,324
   Net operating losses available for
     carryforward                                1,537,774        1,694,251
   Tax credits available for carryforward            7,611            7,611
                                            --------------   --------------
       Total deferred tax assets                 1,558,053        1,716,186
   Valuation allowance                          (1,338,847)      (1,712,808)
                                               -----------      -----------
      Net deferred tax assets                      219,206            3,378
 Deferred tax liabilities:
   Depreciation                                      (3,314)         (3,378)
                                             --------------  --------------
      Net deferred tax asset (liability)     $    215,892     $           -
                                             ------------     -------------

A reconciliation of income taxes computed at federal statutory rates to income taxes recorded by the Company is as follows:

                                                      Years Ended April 30
                                                       1997          1996

 Federal income taxes at statutory rate        $     (22,912) $    (16,790)
 State income taxes net of Federal income
   tax benefit                                        (2,669)       (1,955)
 Effect of non-deductible expenses                      (345)         (377)
 Benefit of net operating loss carryforward           25,926        19,122
                                                  -------------   ------------

      Total income taxes                        $          -     $        -
                                                ---------------- -------------

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES

                                 April 30, 1997


Note 3 - Income taxes (continued)

At April 30, 1997, the Company has net operating loss carryforwards of approximately $4,000,000 for tax reporting purposes. The net operating loss carryforwards for income tax purposes expire approximately as follows:

                                            2005            $   562,000
                                            2006                  9,000
                                            2007                561,000
                                            2008              1,004,000
                                            2009              1,915,000
                                                            -----------
                                                             $4,051,000

During the years ended 1997 and 1996, the Company used net operating losses of approximately $93,000 and $50,000, respectively, to offset taxable income.

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

Rental expense charged for 1997 and 1996 was $179,650 and $177,794, respectively. There were no contingent rentals in 1997 or 1996. Future minimum payments under the remaining noncancellable restaurant lease as of April 30, 1997, are as follows:

                                            1998             129,580
                                            1999             129,580
                                            2000             140,158
                                            2001             140,158
                                            2002             140,158
                                            Thereafter       280,316
                                                           ---------
                                                Total       $959,950

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES

                                 April 30, 1997


Note 5 - Marriott license

The Company has a trademark license agreement with Marriott International, Incorporated, (Marriott) which grants Marriott a non-exclusive license to use the proprietary Champions trademark at Marriott's primary market areas within the United States

Marriott is required to pay an annual royalty of $5,880, to be adjusted annually for increases in the consumer price index, for each Champions Sports Bar operated by Marriott. The Company is required to provide the sports memorabilia for each new Champions Sports Bar opened by Marriott. During fiscal 1996, this agreement was modified to an annual royalty of $6,250 within the United States and $9,261 for locations outside the United States.

Total annual license and memorabilia fees under this agreement were $372,687 and $178,104 for 1997 and 1996, respectively.

Note 6 - Preferred stock

The Company designated 650,000 shares of preferred stock as Series A, 12% Convertible Cumulative preferred stock. The Series A preferred stock pays a dividend of 12% per annum, and the dividends are cumulative and are to be accrued on the Company's books if not paid. The dividend may be paid in common stock of the Company at the Company's discretion. The number of shares comprising the dividend paid in common stock shall be determined by dividing $1.20 by the closing bid price for the common stock on the payment date. The Series A preferred stock is preferred in liquidation or dissolution up to the amount of their par value ($10 per share). The Series A preferred stock is convertible into 4.71 shares of the Company's common stock. As of fiscal 1997, the Company has the right to convert the Series A preferred stock into 4.71 shares of the Company's common stock. There were no conversions of Series A preferred stock in 1997 or 1996.

The Company sold, for a nominal price, warrants to an underwriter of a public offering in 1992, which entitles the underwriter to purchase up to 35,000 shares of preferred stock at an exercise price of 165 percent of the initial offering price to the public of the preferred stock. The warrants expire if not exercised by November 1997.

During fiscal years 1997, 1996 and 1995, the Company's Board of Directors voted to defer payment of the annual dividend on the Series A preferred stock in the amount of $67,290, for each year. Preferred stock dividends in arrears at April 30, 1997 aggregated $201,870 ($3.60 per share).

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES

                                 April 30, 1997


Note 7 - Common stock

During fiscal 1992, the Company granted stock options covering 300,000 shares of common stock at an exercise price of $3.125, to an investment banking company acting as the Company's investment banker. Each option had an expiration date of four years from the date of the agreement. No options were exercised as of April 30, 1996 and all the options had expired by that date.

Options to purchase a total of 450,000 shares at $1.00 per share were granted to two executive officers during fiscal 1994. The options expire if not exercised by September 2001. No options were exercised as of April 30, 1997.

Options to purchase a total of 1,300,000 shares of common stock at an exercise price of $.05 were granted to two executive officers in July 1995. An officer exercised an option to purchase 1,200,000 of these shares in December 1995 for $60,000 cash. The remaining options of 100,000 shares of common stock expire if not exercised by July 2000. The effect of valuing the stock options as required by the Statement of Financial Accounting Standards No 123, "Accounting for Stock Based Compensation", at April 30, 1997 is not material to the Company's consolidated financial statements.

During fiscal 1993, the Company adopted a compensatory stock option plan for key employees or consultants of the Company and its subsidiaries. The total number of shares of the Company's common stock, which may be issued under the plan, is 840,000. The plan expires on August 2, 2002. No options have been granted under the plan as of April 30, 1997.

Stock option activity is summarized as follows:

                                    Number of shares     Weighted average
                                                           exercise price


 Outstanding, April 30, 1995               750,000             $ 1.85
      Granted                            1,300,000                .05
      Exercised                         (1,200,000)               .05
      Expired                             (300,000)              3.125
                                      ------------            --------
 Outstanding, April 30, 1996               550,000               0.83
      Granted                                    -                  -
      Exercised                                  -                  -
                                 -----------------         ----------
 Outstanding, April 30, 1997               550,000             $ 0.83
                                      ============             ======

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES

                                 April 30, 1997


Note 7 - Common stock (continued)

The following table summarizes information about stock options outstanding and exercisable at April 30, 1997



          Outstanding                             Exercisable
                                  Weighted              Weighted
      Option   Number   Weighted   Average    Number     Average
       Price     of      Average  Exercise      of      Exercise
      Range    Shares     Life     Price      Shares      Price

$.05 - $1.00   550,000  3.8 years     0.83    550,000       0.83

At April 30, 1996, options were exerciseable for 550,000 shares at a weighted average exercise price of 0.83 per share.

On October 2, 1996, the Company entered into a joint venture agreement whereby only upon the approval of the Board of Directors of a merger or acquisition, 8,500,000 warrants will be issued and exercisable at market price of $0.11 per warrant. These warrants will automatically expire in two years. As of April 30, 1997, the Board of Directors have not approved a merger or acquisition and no warrants have been issued.

Note 8 - Non-cash investing and financing activities

A summary of non-cash investing and financing activities for the years ended April 30, 1997 and 1996, is as follows:
                                                          1997         1996
                                                       ---------    -------

Cumulative dividend on preferred stock not yet paid      $67,290     $67,290
Write-off of fully depreciated property and equipment      6,229           -

Note 9 - Recent accounting Pronouncement

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (SFAS No. 128), which revises the calculation and presentation provisions of Accounting Principles Board Opinion 15 and related interpretations. SFAS No. 128 is effective for financial statements with period ending after December 15, 1997. Retroactive application will be required. Adoption of this statement will not have a material effect on Company's reported earnings per share.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             CHAMPIONS SPORTS, INC
                              --------------------




                            By /s/ James E. McCollam
                   ------------------------------------------


                               James E. McCollam
                     Chief Accounting Officer andController

                              Date: July 29, 1997



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                             By /s/ James M. Martell
              -----------------------------------------------------



                                James M. Martell
                             Chairman and President

                                  July 29, 1997
              -----------------------------------------------------



                             By /s/ Michael M. Tomic
              -----------------------------------------------------
                                Michael M. Tomic
                                    Director


                               Date: July 29, 1997
              -----------------------------------------------------



                            By /s/ George A. Naddaff
              -----------------------------------------------------
                                George A. Naddaff
                                    Director
              -----------------------------------------------------

                               Date: July 29, 1997
              -----------------------------------------------------