Form 10QSB
period 1997-07-31
CHAMPIONS SPORTS INC
filed 1997-09-11
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB




         Mark One
                           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           [X ]   THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended         July 31, 1997

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

                   Suite 305, 2500 Wilson Blvd., Arlington, VA
                   -------------------------------------------
                      22201 (Address of principal executive
                                    offices)
                                   (Zip code)

                                 (703) 526-0400
                                 --------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

         As of September 8, 1997, the Registrant had a total of 8,500,638 shares of common stock outstanding.

                             CHAMPIONS SPORTS, Inc.

                                   FORM 10-QSB

                                      INDEX

                                                                      Page

Part I.           Financial Information

                  Item 1.           Financial Statements

                  Consolidated Balance Sheets as of
                    July 31, 1997 (unaudited) and
                    April 30, 1997                                      3

                  Consolidated Statements of Operations:
                    Three months  ended
                    July 31, 1997, and  July 31, 1996,
                            (unaudited)                                 4

                  Consolidated Statements of Cash Flows:
                    Three months ended July 31, 1997, and
                    July 31, 1996 (unaudited)                           5

                  Notes to Consolidated Financial Statements            6

                  Item 2.           Management's Discussions and
                  Analysis of Financial Condition
                  and Results of Operations                             7

Part II.          Other Information and Signatures



                  Item 6. Exhibits and Reports on Form 8-K              8

                  Signatures                                            9

                     Champions Sports, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                      JULY 31    APRIL 30
                                                        1997       1997


                               ASSETS
Current assets
   Cash and cash equivalents                         $122,552      $219,881
   Certificate of deposit                              25,080        25,080
   Accounts receivable - trade                        139,001        15,599
   Inventories                                         68,390        57,919
   Prepaid  expenses                                   18,663        19,174
   Deferred tax asset                                 215,892       215,892
         Total current assets                         589,578       553,545

Property and Equipment
   Furniture and Equipment                            524,055       516,956
   Leasehold improvements                             570,962       567,312
                                                      -------       -------
                                                    1,095,017     1,084,268
   Accumulated depreciation and amortization        (657,929)     (644,362)
                                                    --------      --------
                                                      437,089       439,906
Other assets
   Deposits                                            11,052        11,052


         Total assets                              $1,037,718    $1,004,503
                                                   ==========    ==========




                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                   $51,811     $49,658
   Dividend payable on preferred stock                201,870     201,870
   Notes payable                                       10,072      17,201
   Deferred revenue                                         0           0
   Other accrued expenses                              49,112      50,733
   Current portion of deferred lease concession         4,363       4,363
                                                        -----       -----
         Total current liabilities                    317,228     323,825

Deferred lease concession                              27,917      29,007
(excluding current portion)


Commitments and contingencies

Stockholders' equity
   Preferred stock:
    Series A, 12% convertible cumulative,
    par value $10 per share, preferred as to
    dividends and liquidation:
    650,000 shares
    authorized 56,075 issued and outstanding.        560,752     560,752
    Undesignated, par value $10 per share, 150,000
    authorized and unissued.                               0           0

   Common stock, par value $.001 per share,
   50,000,000 shares authorized, 8,500,638
    shares issued and outstanding at
    July 31 and April 30, 1996                          8,501       8,501

    Additional paid-in capital                      5,308,112   5,308,112
    Accumulated deficit                           (5,184,792) (5,225,694)
                                                  ----------  ----------
          Total stockholders' equity                  692,573     651,671

  Total liabilities and stockholders' equity        1,037,718  $1,004,503
                                                    =========  ==========


See notes to consolidated financial statements

                             CHAMPIONS SPORTS, INC.
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                            Three months
                                                            ended July 31,
                                                         1997          1996


Revenue
   Food and beverage sales                              $437,430       $431,745
   Merchandise and memorabilia                             5,079          3,155
   Initial license fees                                        0              0
  Continuing licensing fees  and  royalties              130,740         99,702
   Interest income                                         1,016            279
   Other income                                            6,873          4,869
                                                        $539,751       $581,138


Expense
   Cost of food and beverage sales                       120,989        112,593
   Cost of merchandise and memorabilia sales               4,109          2,999
   Restaurant payroll and related costs                  150,916        148,049
   Restaurant occupancy costs                             50,657         50,097
   Other restaurant costs                                 85,578         93,568
   General and administrative                            114,048         88,750
   Depreciation and amortization                          13,567         13,567
   Interest expense                                          371            345
                                                         540,236        509,968

Net Income                                               $40,902        $29,784

Net income  per common share*                              $0.00          $0.00

   Weighted average number of common
    shares outstanding during the
    period                                             8,500,638      8,500,638



   *The income (loss) per common share has been computed on the weighted average number of shares outstanding during the period. Warrants are not included as common stock equilvants in the computation of income

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                       For the three months ended July 31,


                                                            1997         1996
                                                            ====         ====

Cash flows from operating activities:
   Net income                                              $40,902     $29,784
   Adjustments to reconcile net income
   to cash provided by (used ) by operating activities:
    Depreciation and amortization                           13,567      13,567
  Changes in asset and liabilities
      Accounts receivable                                (123,402)    (99,869)
      Inventories                                         (10,471)     (6,509)
      Prepaid expenses                                         511     (2,732)
      Accounts payable                                       2,153     (5,882)
      Deferred revenue                                                       0
      Other accrued expenses                               (1,621)       3,974
      Deferred lease concessions                           (1,090)     (1,091)
   Net cash provided (used) by operating activities       (79,451)    (68,758)

Cash flows from investing activities:
   Purchase of certificate of deposit                                  (1,000)
   Purchase of  property and equipment                    (10,749)           0
        Net cash provided by investing activities         (10,749)     (1,000)


Cash flows from financing activities:
   Repayment of borrowings                                 (7,129)     (5,797)
   Net cash provided (used)  by financing activities       (7,129)     (5,797)


Net increase  (decrease) in cash and cash equivalents     (97,329)    (75,555)

Cash and cash equivalents at beginning of year             244,961     141,930
Cash and cash equivalents at July 31                       147,632      66,375

Supplemental disclosure of cash flow information:
  Cash paid during the period  for interest                    371         345

See notes to consolidated financial statements

                             CHAMPIONS SPORTS, INC.

                   Notes to Consolidated Financial Statements

                                  July 31, 1997

Summarized Financial Information

Company or group of companies for which report is filed:

CHAMPIONS Sports, Inc. and Subsidiaries

The consolidated balance sheet as of July 31, 1997, the consolidated statements of operations and the consolidated statements of cash flows for the three months ended July 31, 1997 and July 31, 1996 have been prepared by the company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at July 31, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 10-KSB as of April 30, 1997. The results of operations for the period ended July 31, 1997 are not necessarily indicative of the operating results for the full year.

     ITEM 2. Management's Discussion and Analysis of Results of Operation and Financial Condition


RESULTS OF OPERATION

         The results of the quarter ended July 31, 1997 produced a net profit of $40,902 ($0.00 per common share) compared to a net profit of $ 29,784 ($0.00 per common share) for the same quarter in the preceding year.




REVENUES

         The Company's total revenues were $581,138 for the three months ended July 31, 1997 compared to $539,751 for the three months ended July 31, 1996, a increase of 7.7%. By component, food and beverage sales were $437,430 compared to $431,745 for the same period in the prior fiscal year, a increase of 1.3%. This increase is attributed to a nominal increase in average customer check. Merchandise and memorabilia sales accounted for less than 1% of the Company's consolidated revenues for both comparable quarters. During the quarters ended July 31, 1997 and July 31, 1996, the Company recognized no initial license fees. Continuing licensing fees and royalties revenue was $130,740 for the current quarter corresponding to $99,702 in the previous year. This increase is ascribed to the additional number of licensed locations. Interest income in both comparable quarters amounted to less than 1% of the Company's total consolidated revenues.


EXPENSES

         Cost of food and beverage was 27.7% of related sales for the quarter ended July 31, 1997 compared to 26.1% of related sales during the quarter end July 31, 1996. Restaurant payroll and related costs were $150,916, 34.5% of related sales, compared to $148,049, 34.3% of related sales for the comparable period. Other restaurant costs were $85,578 versus $93,568 for the three months ended July 31, 1997 and 1996, a decrease of 8.5%. Occupancy costs for the same unit in San Antonio remained constant for the comparable periods, $50,657 for the quarter ended July 31, 1997 and $50,097 for the quarter end July 31, 1996. General and administrative costs for the Company's corporate offices were $114,048 for the three months July 31, 1997 and $88,750 for the three months ended July 31, 1996 an increase of 28.5% which is a result of increased professional fees. Depreciation and amortization expense was $13,567 for the three months ended July 31, 1997 and 1996. Interest expense for each of the comparable periods was negligible.


LIQUIDITY AND CAPITAL RESOURCES


         The Company's cash position at July 31, 1997 was $147,632 compared to $244,961 at April 30, 1997, a decrease of $97,329. For the quarter ended July 31, 1997, the Company's operations used $79,451 in cash in excess of cash provided from its operating activities. The Company increased its accounts receivable by $123,402 and inventories by $10,471, while the Company's current liabilities remained virtually unchanged from the comparable quarter. The Company purchased equipment and other property for $10,749 and repaid borrowing of $7,129.

         During the quarter ended July 31, 1996, the Company met its cash need from its cash reserves and from cash provided from its operations. During this period, the Company increased its accounts receivable by $99,869 and increased other current assets by approximately $10,000 while reducing current liabilities by approximately $3,000 and repaying borrowings of $5,797.


     The Company's working capital at July 31, 1997 was $272,351 compared to $229,720 on April 30, 1997.

         The Company is actively pursuing financing and merger candidates to meet it liquidity needs. There is no assurance that the Company will be able to obtain such financing or structure a merger on terms satisfactory to the Company.

MISCELLANEOUS

         Stockholder's equity on July 31, 1997 was $692,573, an increase of $40,902 from April 30, 1997 which is a result of the net profit for the period. On July 31, 1996, stockholder's equity was $465,465.





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


September 8, 1997