Form 10QSB
period 1997-10-31
CHAMPIONS SPORTS INC
filed 1997-12-10
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB




         Mark One
           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           [X ]   THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended         October 31, 1997
                                                ----------------

                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           [  ]  THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to

          Commission file number 0-17263



                           CHAMPIONS SPORTS, INC.
                           ----------------------
             (Exact name of registrant as specified in its charter)


                       Delaware                      52-1401755
                       --------                      ----------


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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

As of December 10, 1997 the Registrant had a total of 8,500,638 shares of common stock outstanding.

                             CHAMPIONS SPORTS, Inc.

                                   FORM 10-QSB

                                      INDEX

                                                                      Page

Part I.    Financial Information

           Item 1.  Financial Statements

           Consolidated Balance Sheets as of
             October 31, 1997 (unaudited) and
             April 30, 1997                                             3

           Consolidated Statements of Operations:
             Three months and six months ended
             October 31, 1997, and  October 31, 1996,
                     (unaudited)                                        4

           Consolidated Statements of Cash Flows:
             Six months ended October 31, 1997, and
             October  31, 1996 (unaudited)                              5

           Notes to Consolidated Financial Statements                   6

           Item 2.  Management's Discussions and
                    Analysis of Financial Condition
                    and Results of Operations                           7

Part II.   Other Information and Signatures

           Item 4.     Submission of Matters to a Vote
                         of Security Holders                            9

           Item 6.      Exhibits and Reports on Form 8-K                9

           Signatures                                                  10


                     Champions Sports, Inc. and Subsidiaries
                           Consolidated Balance Sheets



                                                                          OCT 31       APRIL 30
                                                                           1997          1997


                               ASSETS

Current assets
   Cash and cash equivalents                                              $179,689     $219,881
   Certificate of deposit                                                   25,080       25,080
   Accounts receivable - trade                                             447,600       15,599
   Inventories                                                              53,030       57,919
   Prepaid  expenses                                                        14,664       19,174
   Deferred tax asset                                                      215,892      215,892
         Total current assets                                              935,955      553,545

Property and Equipment
   Furniture and Equipment                                                 524,055      516,956
   Leasehold improvements                                                  570,962      567,312
                                                                         1,095,017    1,084,268
   Accumulated depreciation and amortization                             (671,496)    (644,362)
                                                                           423,521      439,906
Other assets
   Deposits                                                                 11,052       11,052


         Total assets                                                   $1,370,528   $1,004,503




                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                        $121,035      $49,658
   Dividend payable on preferred stock                                      201,870      201,870
   Notes payable                                                              7,745       17,201
   Deferred revenue                                                               0            0
   Other accrued expenses                                                    44,142       50,733
   Current portion of deferred lease concession                               4,363        4,363
         Total current liabilities                                          379,155      323,825

Deferred lease concession (excluding current portion)                        26,826       29,007

   Accounts receivable - trade                                              447,600       15,599
Note payable, excluding current portion

Commitments and contingencies

Stockholders' equity
 Preferred stock:
  Series A, 12% convertible cumulative, par value $10 per share, preferred as to dividends and liquidation: 650,000 shares
  authorized 56,075 issued and outstanding.                                 560,752      560,752
  Undesignated, par value $10 per share, 150,000 authorized
  and unissued.                                                                  0            0

 Common  stock,  par  value  $.001  per  share,  50,000,000  shares  authorized,
  8,500,638 shares issued and outstanding at
  July 31 and April 30, 1996                                                  8,501        8,501

 Additional paid-in capital                                               5,308,112    5,308,112
 Accumulated deficit                                                    (4,912,818)  (5,225,694)
    Total stockholders' equity                                              964,547      651,671

    Total liabilities and stockholders' equity                           $1,370,528   $1,004,503


See notes to consolidated financial statements




                             CHAMPIONS SPORTS, INC.
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                              Three months                    Six months
                                                            ended October 31                ended October 31,
                                                           1997             1996             1997          1996
Revenue
   Food and beverage sales                                $406,559        $413,673          $843,989      $845,418
   Merchandise                                               3,790           4,468             8,868         7,623
   Licensing fees,  royalties and memorabilia               95,700          95,985           226,404       195,687
   Interest income                                             199             515             1,250           794
   Other income                                              4,626           5,699            11,499        10,568
                                                          $510,873        $520,339        $1,092,010    $1,060,090
Expense
   Cost of food and beverage sales                         114,540         111,911           235,529       224,504
   Cost of merchandise and memorabilia sales                25,165          19,125            29,274        22,124
   Restaurant payroll and related costs                    147,366         136,531           298,282       284,580
   Restaurant occupancy costs                               40,358          54,623            91,015       104,720
   Other restaurant costs                                   82,136          89,461           167,714       183,029
   General and administrative                              106,517          74,195           220,565       162,945
   Depreciation and amortization                            13,567          13,567            27,134        27,134
   Interest expense                                             84             884               455         1,229
                                                           529,733         500,297         1,069,969     1,010,265

Net Income from continuing operations                    ($18,860)         $20,041           $22,042       $49,825

Extraordinary gain                                        $290,641               -          $290,641             -

Net income                                                $271,781         $20,041          $312,683       $49,825

Net income  per common share*                                $0.03           $0.00             $0.04         $0.01

   Weighted average number of common
    shares outstanding during the
    period                                               8,500,638       8,500,638         8,500,638     8,500,638


  *The income (loss) per common share has been computed on the weighted average number of shares outstanding during the period. Warrants are not included as common stock equilvants in the computation of income (loss) per share since the effect would not be material.







                         CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
                    Increase (Decrease) in Cash and Cash Equivalents
                          For the nine months ended January 31,


                                                                     1997         1996

Cash flows from operating activities:
   Net income ................................................   $  54,842    $  47,597
   Adjustments to reconcile net income
   to cash provided by (used ) by operating activities:
    Depreciation and amortization ............................      40,702       50,508
  Changes in asset and liabilities
      Accounts receivable ....................................     (95,472)      36,280
      Inventories ............................................     (23,620)     (16,118)
      Prepaid expenses .......................................     (14,724)     (33,362)
      Accounts payable .......................................      (9,228)     (34,190)
      Deferred revenue .......................................        --        (75,000)
      Other accrued expenses .................................      13,636        2,436
      Deferred lease concessions .............................      (3,273)      (3,272)
              Net cash provided (used) by operating activities     (37,137)     (25,121)

Cash flows from investing activities:
   Purchase of certificate of deposit ........................           0            0
   Sale of property and equipment ............................           0            0
        Net cash provided by investing activities ............           0            0


Cash flows from financing activities:
   Repayment of borrowings ...................................     (19,196)     (14,277)
   Common Stock issued upon the exercise of options ..........        --         60,000
        Net cash provided (used)  by financing activities ....     (19,196)      45,723


      Deferred revenue .......................................        --        (75,000)
Net increase  (decrease) in cash and cash equivalents ........     (56,332)      20,602

Cash and cash equivalents at beginning of year ...............     141,930      131,102
Cash and cash equivalents at January 31, .....................      85,598      151,704

Supplemental disclosure of cash flow information:
  Cash paid during the period  for interest ..................       1,946        3,722

See notes to consolidated financial statements

                             CHAMPIONS SPORTS, INC.

                   Notes to Consolidated Financial Statements

                                October 31, 1997

Summarized Financial Information

Company or group of companies for which report is filed:

CHAMPIONS Sports, Inc. and Subsidiaries

The consolidated balance sheet as of October 31, 1997, the consolidated statements of operations and the consolidated statements of cash flows for the three months and six months ended October 31, 1997 and October 31, 1996 have been prepared by the company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at October 31, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 10-KSB as of April 30, 1997. The results of operations for the period ended October 31, 1997 are not necessarily indicative of the operating results for the full year.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations


Results of Operation

     For the six month period ended October 31,1997, the Company realized a net profit of $312,683 or $0.04 per common share as compared to a profit of $ 49,825 or $0.01 per common share for the six month period ended October 31, 1996. The increase in net profit is attributed to the Company selling the Champions brand name and trademark to Marriott International during the second quarter of the current fiscal year. Company's assets increased to $1,370,528 at October 31, 1997 from $1,004,503 at April 30, 1997. The Company realized a one time extraordinary gain from the sale of the Champions brand of $290,641 and a profit from its operations of $22,042 during the six months ended October 31, 1997 For the six months ended October 31, 1996, the Company's net profit was $49,825 which was derived from its operations.

Revenues

     The Company's total revenues were $1,092,010 for the six months ended October 31, 1997 versus $1,060,090 for the six month period ended October 31, 1996, an increase of $31,920 or 3.0%. By component, food and beverage sales remained flat at $843,989 compared to $845,418 for the six months ended October 31, 1997 and 1996. Merchandise sales for the six months ended October 31, 1997 and 1996 were less than 1% if the Company's total revenues. Revenues from licensing fees, royalties and memorabilia increased by 15.7% to $226,404 for the six months ended October 31, 1997 from $195,687 in the proceeding period. The Company recorded licensing fees of $226,404 prior to the sale of the Champions brand and trademark to Marriott International.

Expenses

     Cost of food and beverage was $235,529 or 27.9% of related sales of $843,989 for the six months ended October 31, 1997 compared to $224,504 or 26.6% of related sales for the comparable six months ended October 31, 1996. Cost of merchandise and memorabilia sales for the six months ended October 31, 1997 was of $29,274 and $22,124 for the six months ended October 31, 1996. Restaurant payroll and related costs increased to 35.3% or food and beverage sales for the six months ended October 31, 1997 contrasted to 33.7% of food and beverage sales during the six months ended October 31,1996. Restaurant occupancy costs decreased by 13.1% from the comparable period in 1996, due to a decrease in the common area charges and real estate taxes passed on by the landlord. Other restaurant costs decreased by 8.4% to $167,714 from $183,029. This decrease is attributed to reduction in promotion costs. General and administrative expense for the Company's corporate office was $220,565 for the six months ended October 31, 1997 compared to $162,945 for the six months ended October 31, 1996. Depreciation and amortization expense remained constant in each comparable period at $27,134.


Liquidity and Capital Resources

     The Company's cash position on October 31, 1997 was $179,689 compared to $219,881 on April 30, 1997, a decrease of $40,192. On October 31, 1997, as well as on April 30, 1997, the Company maintained a certificate of deposit of $25,080. For the six months ended October 31, 1997, the Company's operating activities consumed $19,987 in cash. The Company purchased $10,749 in property and equipment and repaid borrowings of $9,456. For the six months ended October 31, 1996, the Company's operations provided cash of $41,117 and used $12,413 to repay borrowings. During the six months ended October 31, 1997 and 1996, the Company met its cash needs from its revenues and from cash flow from its San Antonio operation. On October 31, 1997, the Company's working capital was $556,800 versus $229,720 on April 30, 1997. The Company anticipates that the revenues generated from its location in San Antonio, Texas along with revenues generated from its consulting and the sale of memorabilia will be sufficient to met its operating obligations for the next six months. Stockholder's equity increased to $964,547 on of October 31, 1997 compared to $651,671 as of April 30, 1997, as a result of the net profit for the six month period.

     The Company is actively pursuing merger/acquisition candidates. There is no assurance that the Company will be able to structure a merger or acquisition on terms satisfactory to the Company.

Subsequent Events


     On September 22, 1997, the Board of Directors, in order to preserve the Company's cash reserves, voted to defer payment of $67,290, the annual dividend on the Series A, 12% convertible, cumulative Preferred Stock, par value $10, of which there were 56,075 shares outstanding at October 31, 1997.

Part II.   Other Information

Item 4.  Submission of Matters to A Vote of Security Holders

     The were no matters submitted to a vote of Security Holders during the three month period ended October 31, 1997.


Item 6.  Exhibits and Reports on Form 8-K

     On November 10, 1997, the Company filed with the Commission Form 8-K, in which the Company disclosed the sale of the Champions brand and trademark to Marriott International.

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


December 10, 1997