Form 10QSB
period 1998-01-31
CHAMPIONS SPORTS INC
filed 1998-03-17
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB




 Mark One
                   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   [X ]                     THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended         January 31, 1998
 -------------------------------------------------------

                                             OR

                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   [  ]                         THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from               to

         Commission file number         0-17263


                             CHAMPIONS SPORTS, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


                     Delaware                  52-1401755
                     ------------------------------------
           (State or other jurisdiction of   (I.R.S. Employer
                      organization)          Identification No.)

                   Suite 101, 2500 Wilson Blvd., Arlington VA 22201
                   ------------------------------------------------
               (Address of principal executive offices) (Zip code)

                                 (703) 526-0400
                                 --------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

         As of March 17,1998, the Registrant had a total of 8,500,638 shares of common stock outstanding.

                             CHAMPIONS SPORTS, Inc.

                                   FORM 10-QSB

                                      INDEX

                                                                     Page

Part I.   Financial Information

          Item 1.           Financial Statements

          Consolidated Balance Sheets as of
            January 31, 1998 (unaudited) and
            April 30, 1997                                            3

          Consolidated Statements of Operations:
            Three months and nine months ended
            January 31, 1998, and  January 31, 1997,
                  (unaudited)                                         4

          Consolidated Statements of Cash Flows:
            Nine months ended January 31, 1998, and
            January 31,1997 (unaudited)                               5

          Notes to Consolidated Financial Statements                  6

          Item 2.     Management's Discussions and
                      Analysis of Financial Condition
                      and Results of Operations                       7

Part II.  Other Information and Signatures

          Item 4.     Submission of Matters to a Vote
                      of Security Holders                             9

          Item 6.     Exhibits and Reports on Form 8-K                9

          Signatures                                                 10



               Champions Sports, Inc. and Subsidiaries
                     Consolidated Balance Sheets

                                                     JAN 31         APRIL 30
                                                      1998            1997

                   ASSETS

Current assets
   Cash and cash equivalents                             $553,621        $219,881
   Certificate of deposit                                  25,080          25,080
   Accounts receivable - trade                              1,833          15,599
   Inventories                                             63,109          57,919
   Prepaid  expenses                                       19,479          19,174
   Deferred tax asset                                     215,892         215,892
         Total current assets                             879,015         553,545

Property and Equipment
   Furniture and Equipment                                524,055         516,956
   Leasehold improvements                                 570,962         567,312
                                                        1,095,017       1,084,268
   Accumulated depreciation and amortization            (685,063)       (644,362)
                                                          409,954         439,906
Other assets
   Deposits                                                11,052          11,052


         Total assets                                  $1,300,021      $1,004,503

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                       $42,345         $49,658
   Dividend payable on preferred stock                    269,160         201,870
   Notes payable                                                           17,201
   Deferred revenue                                             0               0
   Other accrued expenses                                  35,792          50,733
   Current portion of deferred lease concession             4,363           4,363
         Total current liabilities                        351,659         323,825

Deferred lease concession
 (excluding current portion)                               25,735          29,007
Note payable, excluding current portion

Commitments and contingencies

Stockholders' equity
   Preferred stock:
    Series A, 12% convertible cumulative,
    par value $10 per share, preferred as to
    dividends and liquidation: 650,000 shares
    authorized 56,075 issued and outstanding.            560,752         560,752
     Undesignated, par value $10 per share,
     150,000 authorized and unissued.                          0               0

   Common stock, par value $.001 per share,
   50,000,000 shares authorized, 8,500,638
    shares issued and outstanding at
    January 31, 1998 and April 30, 1997                     8,501           8,501

    Additional paid-in capital                          5,308,112       5,308,112
    Accumulated deficit                                (4,954,738)     (5,225,694)
          Total stockholders' equity                      922,627         651,671

          Total liabilities and stockholders' equity   $1,300,021      $1,004,503

See notes to consolidated financial statements

                                       3



                    CHAMPIONS SPORTS, INC.
             Consolidated Statement of Operations
                         (Unaudited)

                                                        Three months ended         Nine months ended
                                                           January 31,                 January 31,
                                                      1998             1997        1998             1997


Revenue
   Food and beverage sales                        $486,297         $440,949    $1,330,285        $1,286,367
   Merchandise                                       8,219            3,778        17,087            11,401
   Consulting,licensing, royalties
     and memorabilia fees                           89,534           81,000       315,938           276,687
   Interest income                                   4,686              315         5,936             1,108
   Other income                                      7,083            5,180        18,582            15,747
                                                  $595,818         $531,222    $1,687,829        $1,591,310

   Cost of food and beverage sales                 133,296          119,141       368,825           343,645
   Cost of merchandise and memorabilia sales        35,888           10,071        65,163            32,194
   Restaurant payroll and related costs            168,334          152,907       466,615           437,487
   Restaurant occupancy costs                       45,142           51,483       136,157           156,203
   Other restaurant costs                          101,144           83,118       268,859           266,147
   General and administrative                       72,884           95,200       293,448           258,145
   Depreciation and amortization                    13,567           13,567        40,702            40,702
   Interest expense                                      0              717           455             1,946
                                                   570,255          526,204     1,640,224         1,536,469

Net Income from continuing operations               25,563            5,018        47,605            54,841

Extraordinary gain                                       -                -       290,641                 -

Net income                                          25,563            5,018       338,246            54,841

Earnings per share - Primary                         $0.00            $0.00         $0.04             $0.01

Earnings per share - Diluted                         $0.00            $0.00         $0.04             $0.01

   Weighted average number of common
    shares outstanding during the period

Primay                                           8,500,638        8,500,638     8,500,638         8,500,638

Diluted                                          9,308,676        9,308,676     9,308,676         9,308,676




               CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
          Increase (Decrease) in Cash and Cash Equivalents
                For the nine months ended January 31,

                                                                           1998                  1997

Cash flows from operating activities:
   Net income                                                                 $338,246               $54,842
   Adjustments to reconcile net income
   to cash provided by (used ) by operating activities:
    Depreciation and amortization                                               40,702                40,702
    Extraordingay gain                                                       (290,641)                     -
  Changes in asset and liabilities
      Accounts receivable                                                       13,766              (95,472)
      Inventories                                                              (5,190)              (23,620)
      Prepaid expenses                                                           (305)              (14,724)
      Accounts payable                                                         (7,313)               (9,228)
      Other accrued expenses                                                  (14,941)                13,636
      Deferred lease concessions                                               (3,273)               (3,273)
       Net cash provided (used) by operating activities                         71,051              (37,137)

Cash flows from investing activities:
   Purchase of  property and equipment                                        (10,749)                     -
        Net cash provided by investing activities                             (10,749)                     -

Cash flows from financing activities:
   Repayment of borrowings                                                    (17,201)              (19,196)
        Net cash provided (used)  by financing activities                     (17,201)              (19,196)

Net increase  (decrease) in cash and cash equivalents                           43,101              (56,332)

Cash and cash equivalents at beginning of year                                 219,881               141,930
Cash and cash equivalents at January 31,                                       553,621                85,598

Supplemental disclosure of cash flow information:
  Cash paid during the period  for interest                                          -                 1,946

See notes to consolidated financial statements

                                       5

                             CHAMPIONS SPORTS, INC.

                   Notes to Consolidated Financial Statements

                                January 31, 1998

Summarized Financial Information

Company or group of companies for which report is filed:

CHAMPIONS Sports, Inc. and Subsidiaries

The consolidated balance sheet as of January 31, 1998, the consolidated statements of operations and the consolidated statements of cash flows for the three months and nine months ended January 31, 1998 and January 31,1997 have been prepared by the company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at January 31, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 10-KSB as of April 30, 1997. The results of operations for the period ended January 31, 1998 are not necessarily indicative of the operating results for the full year.

     Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations


Results of Operation

         For the nine month period ended January 31, 1998, the Company realized a net profit of $338,246 or $0.04 per common share as compared to a net profit of $54,841 or $0.01 per common share for the nine month period ended January 31, 1997. Net income from continuing operations for the nine months ended January 31, 1998 was $47,605 compared to $54,841 in the comparable period ended January 31, 1997. The Company realized a extraordinary gain of $290,641 for the nine months ended January 31, 1998 from the sale of the CHAMPIONS brand. The Company's assets increased to $1,300,021 at January 31, 1998 from $1,004,503 at April 30, 1997. The Company's net profit from its ongoing operations was $25,563 for the three months ended January 31, 1998 versus $5,018 for the three months ended January 31, 1997.


Revenues

         The Company's total revenues were $1,687,829 for the nine months ended January 31, 1998 versus $1,591,310 for the nine month period ended January 31, 1997, a increase of $96,519 or 6.1%. By component, food and beverage sales increased 3.4% from the previous year for the nine months and increased 10.3% for the three months period from the previous year. This increase in food and beverage sales is attributed to a increase in customer volume as there were no material price increases for menu items. Merchandise sales for the nine months ended January 31, 1997 accounted for 1.0% of the Company's total revenues compared to .7% in the prior comparable period. For the nine months ended January 31, 1998, the Company realized $315,938 from consulting and memorabilia fees. For the three months ended January 31, 1998, this amount was $89,534. For the nine months ended January 31, 1997, the Company received licensing , royalties and memorabilia fees of $276,687. For the three months ended January 31, 1997, this amount was $81,000. For the nine months ended January 31, 1998, other income was $18,582 contrasted to $15,747 for the nine months ended January 31, 1997. Interest income in both comparable periods was less than 1% of the Company's total revenue.


Expenses

         Cost of food and beverage was 27.7% of related sales for the nine months and 27.4% for the three months ended January 31, 1998 compared to 26.7% for the nine months and 27.0% for the three months ended January 31, 1997. This increase is attributed to sightly higher costs at the wholesale level. Cost of merchandise and memorabilia sales for the nine months ended January 31, 1998 was $65,163 compared to $32,194 in the preceding year. Restaurant payroll and related costs were 35.1% of related food and beverage sales for the nine months and 34.6% for the three months ended January 31, 1998, versus 34.0% for the nine months and 34.7% for the three months ended January 31, 1997. Restaurant occupancy costs were $136,157 for the nine months and $45,142 for the three months ended January 31, 1998 compared to $156,203 for the nine month and $51,483 for the three month comparable period in 1997. This decrease is attributed to reduction in common area charges passed on by the landlord. Other restaurant costs were 20.2% of food and beverage sales for the nine months and 20.8% of food and beverage sales for the three months ended January 31, 1998 compared to 20.7% of food and beverage sales for the comparable nine month and 18.9% for the three months in 1997. General and administrative expense for the Company's corporate office was $293,448 for the nine months ended January 31, 1998 compared to $258,145 for the nine months ended January 31, 1997. Depreciation and amortization expense remained constant at $40,702 during the nine months ended January 31, 1998 and 1997.

Liquidity and Capital Resources

         The Company's cash position on January 31, 1998 was $578,701 compared to $244,961 on April 30, 1997, an increase of $333,740. For the nine months ended January 31, 1998, the Company provided $71,051 in cash from its continuing operating activities and repaid borrowings of $17,201. For the nine months ended January 31, 1997, the Company expended $37,137 in cash for its operating activities and repaid borrowings of $19,196. The Company met its cash needs during the nine months ended January 31, 1998 and 1997 from its revenues and from cash flow from its San Antonio, Texas operation.

         The Company's working capital was $527,356 on January 31 1998 and $229,720 on April 30, 1997.

         Stockholder's equity was $922,627 as of January 31, 1998 compared to $651,671 as of April 30, 1997. In November 1997, the Company's Board of Directors voted to defer payment of the annual dividend on the Series A, 12% Preferred Stock, in order to preserve the Company's cash reserves. This unpaid amount, $67,290, has been recorded on the Company's balance sheet as a current liability.

         The Company is actively pursuing merger/acquisition candidates. There is no assurance that the Company will be able to structure a merger or acquisition on terms satisfactory to the Company.


Other

         This document contains "forward-looking statements" (within the meaning of the Private Securities Litigation Act of 1995) that inherently involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of unforeseen external factors. These factors may include, but are not limited to, changes in general economic conditions, customer acceptance of products offered and other general competitive factors.

Part II.   Other Information

Item 4.  Submission of Matters to A Vote of Security Holders

         None



Item 6.  Exhibits and Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CHAMPIONS Sports, Inc.




                                /s/ James Martell
                                -----------------
                                  James Martell
                 Chairman, President and Chief Executive Officer



                              /s/ James E. McCollam
                              ---------------------
                                James E. McCollam
                      Corporate Secretary, Chief Accounting
                             Officer and Controller


March 17, 1998