Form 10KSB
period 1998-04-30
CHAMPIONS SPORTS INC
filed 1998-07-28
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


          Mark One
              [X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                    For the fiscal year ended April 30, 1998

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     [ ] THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number 0-17263
                         ------------------------------


                             CHAMPIONS SPORTS, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

                               Delaware 52-1401755
                               -------------------
                (State or other jurisdiction of (I.R.S. Employer
                        organization) Identification No.)

                2500 Wilson Blvd., Suite 101, Arlington, VA 22201
                -------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

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

     Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     Check it there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form10-KSB. [X]

     For the year ended April 30, 1998, the revenues of the registrant were $2,327,778.

     The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant, based on the average bid and asked price on July 15, 1998, was approximately $2,200,000.

     As of July 15,1998, the Registrant had a total of 8,500,638 shares of common stock outstanding.

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

     The Company promotes a sports theme restaurant bar concept through a Company owned and licensed operations and is also an exclusive supplier of sports memorabilia to Marriott International, Inc. (Marriott). Effective November, 1997, the Company sold the rights to the CHAMPIONS brand to Marriott and became a licensee of CHAMPIONS Sports Bar Restaurants and an exclusive supplier of sports memorabilia and a consultant to all new managed Marriott and Renaissance Hotel sports bar restaurants worldwide. At April 30, 1997 there were 20 Champions Sports Bar Restaurants. Of these twenty, eighteen were in Marriott hotels pursuant to a licensing agreement. These CHAMPIONS are located in Marriott hotels in Boston, MA; Tampa, FL; Atlanta, GA; Chicago, IL; Baltimore, MD; Los Angeles, CA; Portland, OR; Irvine, CA; Springfield, MA; Orlando, FL; Charlotte, NC; Philadelphia, PA; Dubai, United Arab Emirates; Frankfurt, Germany; Amman, Jordan; Beirut, Lebanon; Guatemala City, Guatemala and Warsaw, Poland. Of the two other CHAMPIONS, one was Company owned, located in San Antonio, TX and the other was licensed to a company in Jakarta, Indonesia. At April 30, 1998, the Company owns the one CHAMPIONS in San Antonio, TX and licenses one.


                (b)      Description of Business.

                  1.       Concept

     CHAMPIONS is a sports theme restaurant bar whose concept combines casual dining, sports viewing with strategic marketing and promotions. The CHAMPIONS popularity is defined in the CHAMPIONS motto: "Good Food, Good Times, Good Sports." This concept is based, in large measure, on the format implemented in the first CHAMPIONS location which opened in the Georgetown section of Washington, D.C. in 1983. The Company does not own, operate or manage this property nor does it receive any revenues or continuing royalties therefrom. A strong food component was added to the original concept so that the CHAMPIONS being promoted by the Company are now full-fledged restaurants as well as bar establishments. The sports theme of CHAMPIONS is based upon management's belief that sports appeals to most socio-economic, age and gender groups worldwide. The sports atmosphere at CHAMPIONS is created by the presence of hundreds of items of original sports memorabilia such as uniforms, sports equipment, posters, advertising, signs, magazine covers, official programs, film posters, and photographs from local, national and international celebrities and sporting events, past and present. The sports decor seeks to establish a feeling a comfort and belonging for all customers. In addition, CHAMPIONS atmosphere is enhanced by sports programming and viewing which is accomplished through a network of strategically placed TV monitors designed to continuously show local, national and international sporting events without taking away from the casual dining experience. Although sports is a theme in CHAMPIONS restaurants it is not the dominant factor. At the heart of the CHAMPIONS concept is the food. The menu, which attracts guests for lunch, happy hour and dinner, appeals to those interested in dining at a moderate price. It incorporates traditional American cuisine as well as popular regional items. The development of CHAMPIONS has allowed the Company to focus more on food and incorporate a full service food operation as an integral part of the concept. CHAMPIONS average check is about $10.75 per person, placing it within the "casual dining" segment of the restaurant industry. This segment seeks to attract customers who want a higher quality of food and service than that commonly provided at "fast food" or "family style" restaurants. The basic premise of CHAMPIONS marketing success today is its ability to develop a variety of promotions: contests, movie premiers and appearances by sports and media celebrities. Although no element of the CHAMPIONS concept is unique, the combination of food, atmosphere, sports memorabilia, sports viewing, marketing and promotions defines the concept.

                  2.       Operations

     As of the end of the fiscal year, the Company was engaged in the following types of operations:

     (i) Company-Owned Operation The Company currently operates one Company-owned restaurant. This location is licensed from Marriott royalty free to use the name CHAMPIONS pursuant to a licensing agreement signed in FY 1998. This CHAMPIONS sports bar restaurant has been in operation since 1989 and is located in the River Center Mall in San Antonio, Texas. The San Antonio restaurant provided approximately 80% of the Company's revenues for FY 1998, as reflected in the consolidated financial statements included herein.

   (ii) Supplier of Sports Memorabilia and Consulting Services to Marriott

         Effective November, 1997, the Company sold the rights to the CHAMPIONS brand to Marriott and became a licensee of CHAMPIONS Sports Bar Restaurants and an exclusive supplier of sports memorabilia and a consultant to all new managed Marriott and Renaissance Hotel sports bar restaurants worldwide. Under the terms of this agreement, Marriott is required to purchase sports memorabilia and for the Company to serve as a consultant for each new CHAMPIONS or like sports bar restaurant that opens in a new Marriott or Renaissance Hotel worldwide at the same prescribed prices (with increases pegged to the Consumer Price Index) as paid to the Company by Marriott in its previous agreement, except that Marriott will not pay any annual fees as before. At April 30, 1997 there were 20 Champions Sports Bar Restaurants. Of these twenty, eighteen were in Marriott hotels pursuant to a licensing agreement These CHAMPIONS are located in Marriott hotels in Boston, MA; Tampa, FL; Atlanta, GA; Chicago, IL; Baltimore, MD; Los Angeles, CA; Portland, OR; Irvine, CA; Springfield, MA; Orlando, FL; Charlotte, NC; Philadelphia, PA; Dubai, United Arab Emirates; Frankfurt, Germany; Amman, Jordan; Beirut, Lebanon; Guatemala City, Guatemala and Warsaw, Poland. With the addition of Munich CHAMPIONS in Germany and Leipzig CHAMPIONS also in Germany, at April 30, 1998 there were 20 Marriott Sports Bar Restaurants.

     Marriott hotel locations accounted for about 18.0% of the Company's revenues for FY 1998, as reflected in the consolidated financial statements included herein.


   (iii) Licensed Location

     A CHAMPIONS Sports Bar Restaurant is licensed to Majordomo Leisure Consultants Pte. LTD in Jakarta, Indonesia. Due to the financial and political situation in Indonesia, this licensed location accounted for no revenues for the Company for FY 1998.


                  3.       Competition

         The food and beverage industry is highly competitive. Food and beverage businesses are affected by changing customer tastes, local and national economic conditions that affect spending habits, population shifts and traffic patterns. Quality of service, attractiveness of facilities and price are also important factors. The popularity of the concept of sports bar restaurants has spawned a number of companies seeking to capitalize on that market. While the Company believes that the Champions concept is superior, there are other "sports" bar restaurants in operation.

         The sports memorabilia business is also highly competitive. There is no assurance that the Company will be the exclusive supplier of sports memorabilia to all new Marriott and Renaissance Sports Bar Restaurants if its agreement with Marriott is not automatically renewed in November, 1999.

                  4.       Service Mark

         The Company sold the federally registered service mark "Champions" to Marriott pursuant to the November, 1997 agreement and transferred to Marriott all of its international service marks that the Company had registered. .

                  5.       Government Regulation


         The Company's CHAMPIONS sports bar restaurant is subject to federal, state and local governmental regulations, including regulations relating to alcoholic beverage control, public health and safety, zoning and fire codes. The failure to retain food, liquor or other licenses would adversely affect the operations of the Company's restaurant. While the Company has not experienced and does not anticipate any problems in retaining required licenses, permits or approvals, any difficulties, delays or failures in retaining such licenses, permits or approvals could adversely affect the restaurant. The license to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause, including violation by the Company or its employees of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of patrons or employees, advertising, wholesale purchasing, and inventory control, handling and storage. However, the restaurant is operated in accordance with standardized procedures designed to assure compliance with all applicable codes and regulations.

     The Company may be subject to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment which wrongfully served alcoholic beverages to such person. While the Company carries liquor liability coverage, a judgment against the Company under a dram-shop statute in excess of the Company's liability coverage, or inability to continue to obtain such insurance coverage at reasonable costs, could have a material adverse effect on the Company. The Company is also subject to the Fair Labor Standards Act, the Immigration Reform and Control Act of 1986 and various state laws governing such matters as minimum wages, overtime, tip credits and other working conditions. A significant number of the Company's hourly personnel are paid at rates related to the federal minimum wage and, accordingly, increases in the minimum wage or decreases in the allowable tip credit will increase the Company's labor cost.


                  6.        Employees


         As of April 30, 1998, the Company had 2 full-time employees in its corporate office and 50 employees (both management and hourly) at its San Antonio restaurant.



Item 2.           Properties.


         The Company is leasing, on a month to month basis, its corporate office space located at 2500 Wilson Blvd., Suite 101, Arlington, VA 22201. The Company's rental payments are $920 per month. The Company is leasing 5,289 square feet of space for its restaurant in San Antonio, TX pursuant to a lease which expires in November 2004. The lease provides monthly rental payments of $18,650 including CAM charges and real estate taxes. In addition, the lease requires a percentage of the unit's revenues at the location in excess of $1,745,000 per year.


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

                                  Common Stock
                                  High                 Low
                                  $                     $
Fiscal 1998

         First Quarter              0.68              0.50

         Second Quarter             0.75              0.43

         Third Quarter              0.59              0.25

         Fourth Quarter             0.36              0.22

Fiscal 1997

         First Quarter             0.19               0.07

         Second Quarter            1.62               0.07

         Third Quarter             0.59               0.25

         Fourth Quarter            0.97               0.38


                  (b) Approximate Number of Holders of
                          Common Stock and the Preferred Stock

         The number of holders of record of the Company's common stock as of July 15, 1998, was 2,150 and the Company estimates that there are approximately 3,000 additional beneficial shareholders. There are 30 beneficial holders of the Company's preferred stock as of July 15, 1998.


                  (c) Dividends.

          Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's common stock and no dividends are anticipated to be paid in the foreseeable future. Since November, 1994, the Company's Board of Directors voted each year to defer payment of the annual dividend of $67,290 on the Series A, 12%, Cumulative Preferred Stock, in order to preserve the Company's cash reserves.

Item 6.            Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.

                  (a)  Results of Operations for Fiscal Years 1998 and 1997.

                  1.       Revenues

         For the fiscal year ended April 30, 1998, the Company's revenues increased by 7.7% to $2,327,778 versus $2,162,264 in fiscal year 1997.

         By component, food and beverage sales rose 7.8% to $1,869,646 for FY 1998 compared to $1,735,016 in FY 1997. The Company's management attributes the increase in food and beverage sales to an increase in the average customer check and in customer volume, as there were no significant price adjustments in FY 1997. The food to beverage ratio for the San Antonio location was 60/40 for both comparable years.

         Revenues from merchandise and memorabilia sale and continuing license fees were $421,442 for the current fiscal year compared to $405,501 in FY 1997. Sales of memorabilia are directly tied to the number of new Champions locations which open during the fiscal year. The Company provided memorabilia to two Champions locations in FY 1998 and FY 1997. Furthermore, in FY 1998, the continuing licensing fees the Company received nominally escalated by adjustments for increase in the Consumer Price Index and increases in the number of locations. During FY 1998, the Company received other revenues of $24,834 from vendor promotional rebates and commissions compared to $19,882 in FY 1997.


                           2.       Expenses


         The Company's cost of food and beverage during the year ended April 30, 1998 was 27.6% of related sales compared to 26.9% in the preceding year. This slight increase in product costs in FY 1998 is attributed to nominal wholesale prices increases as there was no retail price adjustments during either comparable year.

          Restaurant payroll and related costs totaled $652,901 or 34.9% of food and beverage sales in FY 1998 versus $582,818 or 33.6% of related sales in FY 1997. The increase in direct labor costs is a result of increases in the minium wage and scarcity of qualified restaurant employees in the San Antonio area.

         Restaurant occupancy costs for FY 1998 were $191,644 contrasted to $206,860 in the prior fiscal year. This decrease is attributed to a decrease in common area charges and real estate tax assessments passed through by the landlord.

         Other restaurant cost increased from 20.2% of food and beverage sales in FY 1997 to 21.9% of related sales in FY 1998. This increase is a result of higher costs of repairs and maintenance for the facility.

         General and administrative costs incurred in FY 1998 were $341,734 and $368,298 in FY 1997. The primary components of G&A expenses are operating the Company's corporate office, including salaries. By comparison, general and administrative expenses decreased by 7.2% from the prior year. Interest expense in both FY 1997 and 1996 was less than 1% of the Company's expenses.

                          3. Profits / Losses

         For FY 1998, the Company generated a profit of $71,481 on a consolidated basis, from its operations, and a $290,641 gain from the sales of the Champions brand and trademark to Marriott in FY 1998. For the year, the Company owned Champions location in San Antonio, Texas generated a profit of $95,091.

          For FY 1997, the Company produced a profit of $67,388, on a consolidated basis, from its operations and a gain from recording a deferred income tax asset of $215,892. The Company owned location in San Antonio, TX produced an operating profit of $98,117 in FY 1997.

     (b) Liquidity and Capital Resources for Fiscal Years 1998 and 1997.

          The Company's cash position on April 30, 1998 was $631,230 compared to $244,961 on April 30, 1997, an increase of $386,269.

         During the past fiscal year, the Company operating activities generated cash in excess of expenses of $422,708 including the one time gain for the sale of the Champions trademark and brand to Marriott. The Company's operating activities provided sufficient cash flow for the Company to meet its cash needs. During the past fiscal year, the Company reduced its current assets by nearly $19,000 and reduced its accounts payable and other accrued expenses by approximately $10,000. The Company utilized $17,225 to purchase new equipment and additional $17,201 to repay borrowings. The company had an income tax expense of $7,490 in FY 1998.

         For the year ended April 30, 1997, the Company's operations provided cash in excess of expenses of $110,572. The Company met its cash requirements from its cash reserves, cash flow from its San Antonio Champions location and from revenues generated from its then licensed locations.

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

         The Company's working capital as of April 30, 1998 was a $549,005 contrasted to a $229,720 on April 30, 1997. This improvement in working capital from the preceding year is attributed to the net profit from operations and the sale of the Champions brand to Marriott. The Company is actively pursuing merger or acquisition candidates to meet its longer term liquidity needs. There is no assurance that the Company will be able to structure such a merger or acquisition on terms satisfactory to the Company.

                  (c)      Miscellaneous

         Stockholders' equity on April 30, 1998 was $938,563 compared to $651,671 on April 30, 1997. In both November, 1998 and 1997, the Company's Board of Directors voted to defer payment of the 12% annual dividend of the Company's preferred stock, in the amount of $67,290 for each year, in order to preserve the Company's cash reserves. This dividend is cumulative and has been recorded on the Company's balance sheet as a current liability. During FY1997, the Company held its annual meeting of security holders. In FY 1998, the Board of Directors voted to defer the annual meeting of security holders in order to preserve the Company's cash reserves.

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

Item 7.           Financial Statements and Supplementary Data.


         The Report of Independent Accountants appears at page F-1 and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements appear at pages F-2 through F-13 hereof.

     Item 8. Changes In and Disagreements with Accountants on Accounting & Financial Disclosure.

     During the two most recent fiscal years, there have been no changes in the Company's independent accountants and there have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure.


Item 9.           Directors and Executive Officers.


                  The Executive Officers and Directors of the Company are as follows:

NAME                                 POSITION(S) PRESENTLY HELD
----                                 --------------------------

James M. Martell                    Chairman,  President, Chief Executive
                                    Officer, Director

James E. McCollam                   Controller, Chief Accounting Officer,
                                    Corporate Secretary

George A. Naddaff                   Director

Michael M. Tomic                    Director


         James M. Martell, age 51, has served as Chairman since November 1991 and as President and Chief Executive Officer from May 1990 to June 1992 and from January 1993 to September 1993 and from March 1994 to the present and Director of the Company since its inception on June 4, 1985. Additionally, he served the Company as Vice President from October 1988 to May 1990, as Treasurer from June 1985 to January 1989, and as Secretary from June 1985 to January 1986. Mr. Martell is a director and officer of all of the Company's wholly-owned subsidiaries, except for the Been Corporation. From 1983 to 1987, Mr. Martell was a partner along with Mr. Tomic in Tomar Associates, a consulting company specializing in European-American joint ventures, venture capital financing, technology transfer, and corporate finance. From 1981 to 1983, Mr. Martell was a partner in International Group, a partnership involved in promoting national and international business development. From 1973 to 1981, he served in various administrative positions at the U.S. Department of Energy. Mr. Martell received a Bachelor of Science degree in Chemistry in 1968, and a Master of Science degree in Geochemistry in 1973, from George Washington University.

         James E. McCollam, age 51, has served as Chief Accounting Officer of the Company since July 1992 and Controller since May 1988. From 1984 to 1987 he was Controller of the Winston Group, Inc., a five unit food service organization in the Washington D.C. metropolitan area. From 1977 to 1983, he was the Controller of Capitol Hill Cabaret, Inc., an organization which owned and operated two restaurants and nightclubs in the Washington D.C. area. From 1973 to 1977, he was employed by Marriott Corporation in various positions in the corporate accounting department. From 1971 to 1973, he served in the United States Army. He earned a Bachelor of Science degree in Finance from the University of Maryland 1970.

         George A. Naddaff, age 68, was appointed to the Board of Directors the Company in October 1996. He is the sole officer, director and stockholder of Business Expansion Capital Corporation ("BECC"), which he founded in 1987. BECC invests in developing enterprises capable of expansion through replication of a successful prototype operation. From 1994 to 1996, Mr. Naddaff served as Chairman and Director of Food Trends Acquisition Corporation, a publicly traded company which merged with Silver Diner, Inc., a company for which he presently serves as a Director. In September 1995, Mr. Naddaff was named as Vice-Chairman of First Mortgage Network, Inc., a privately held national company providing mortgage services, In September 1992, he co-founded Olde World Bakeries, Ltd. ("OWB") with Douglas M. Suliman, Jr. and since, inception, was its Chief Executive Officer. OWS was a commercial bread bakery which developed a chain of retail gourmet coffee and breakfast shops. In December 1994, OWB sold its assets and discontinued its business. From 1988 until June 1992, Mr. Naddaff was Chairman, Chief Executive Officer and a Director of New Boston Chicken, Inc. ("Boston Chicken") and from 1988 until 1989, he also served as its President. Boston Chicken, operates and franchises limited service restaurants that specialize in complete meals featuring rotisserie roasted chicken. In addition, to formulating overall strategic direction, he was in charge of Boston Chicken's franchise expansion program and was primarily responsible for site selection for both franchised and Boston Chicken-owned locations. Mr. Naddaff also was active in the development of Mulberry Child Care Centers, Inc. ("MCC"), which developed a chain of child care centers in the northeast United States. Mr. Naddaff was Chairman of MCC until 1991 when he sold his interest. Boston Chicken and MCC were organized with the assistance of BECC during BECC's first 15 months of operations. In November 1996, Mr. Naddaff acquired major stock in a New York based restaurant chain called Ranch*1, a chain of chicken sandwich stores in New York City. The company currently operates 30 units in the New York metro area. He is the Chairman of the Board at Ranch*1. Mr. Naddaff serves as a consultant to Red River Barbeque, a five unit restaurant chain in the Washington D.C. area and also serves as a consultant to Jreck Subs Group, Inc., a 360 unit pizza and sub chain. Jreck Subs is a public company located in Orlando, Florida. Mr. Naddaff serves as Director of Strategic Planning for Adventures in Advertising, located in Quincy, Massachusetts. AIA is a promotional products company with 130 franchisees. AIA is a rapidly growing concept that deals with logo merchandise for large corporations. In March, 1998, Mr. Naddaff acquired Frame King Express with a group of investors. Frame King Express is a 16 store chain of frame shops located in Boston and San Francisco. The company plans to franchise this concept. Mr. Naddaff serves as the Chairman of the Board.

     Michael M. Tomic, age 52, has served as a Director of the Company since its inception on June 4, 1985. From June 1985 to January 1986, he also served as Vice President of the Company. From 1983 to 1987, Mr. Tomic was a partner along with Mr. Martell in Tomar Associates, a consulting company specializing in European-American joint ventures, venture capital financing, technology transfer, and corporate finance. He received a Bachelor of Science degree in International Marketing and Economics in 1969 from the University of Maryland.

         The term of office of each Director is until the next annual election of Directors and until a successor is elected and qualified or until the Director's earlier death, resignation or removal.

Item 10.          Executive Compensation.

         The following table sets forth cash compensation for services rendered during FY 1998, and 1997 which was paid by the Company to, or accrued by the Company for, each of the Company's most highly compensated executive officers whose cash compensation in such year equaled or exceeded $100,000.



Name and                             FY       Annual            Other
Principal Position                  Year     Salary ($)       Compensation ($)
------------------                  ----     ----------       ----------------

James M. Martell,                   1998         87,000              61,039
Chairman, President,&               1997         87,000              42,600
Chief Executive Officer

         In FY 1998 all officers of the Company as a group (2 in number) received cash compensation of $228,139. The Board of Directors has the right to change and increase the compensation of executive officers at any time. The Company has no arrangement by which any of its directors are compensated for services solely as directors, and these individuals will not receive any additional remuneration for their services as directors. The Company may from time to time pay consulting fees to its officers and directors.

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

         The Company has a Stock Option Plan intended to assist the Company in securing and retaining key employees and consultants by allowing them to participate in the ownership and growth of the Company through the grant of incentive and non qualified options. Incentive stock options granted under the Plan are intended to be "Incentive Stock Options" as defined by Section 422 of the Internal Revenue Code. An aggregate of 840,000 shares of Common Stock has been reserved for issuance under the Plan. As of April 30, 1998 all 840,000 shares are reserved and available for issuance.

Item 11.    Security Ownership of Certain Beneficial Owners and Management.

         As of July 15, 1998, the following were persons known to the Company to own beneficially more than 5% of the Company's outstanding Common Stock,

Name and Address of           Common Stock
  Beneficial Owner            Beneficially Owned       Percentage
  ----------------            ------------------       ----------

James M. Martell              1,548,000                18.2%
2500 Wilson Blvd.
Arlington, VA 22201



         The stock ownership by officers and directors of the Company and all officers and directors as a group are as follows:

                                             Common Stock
                                             Beneficially
                                             Owned
Name               Title                     July 15, 1998      Percent
----               -----                     -------------      -------

James M. Martell   Chairman, President,      1,548,000           18.2%
                   CEO  & Director
Michael M. Tomic   Director                    225,000            2.6%
James E. McCollam  Controller,                   2,000             *
                   Chief Accounting Officer
                   & Corporate Secretary


All officers & directors as a group          1,775,000            20.8%

*Less  than 1.0%


Item 12.          Certain Relationships and Related Transactions.

                  During FY 1998 and FY 1997, there were no related party transactions.





Item 13.           Exhibits and Reports on Form 8-K.

                  (a)   Index to Financial Statements                  PAGE

      Independent Auditor's Report                                     F-1


      Consolidated Balance Sheets as of April 30, 1998 and 1997        F-2


      Consolidated Statements of Operations for the Years Ended
               April 30, 1998 and 1997                                 F-3

      Consolidated Statements of Stockholder's Equity for the Years
               ended  April 30, 1998 and 1997                          F-4

      Consolidated Statements of Cash Flows for the Years ended
               April 30, 1998 and 1997                                 F-5

      Notes to the Consolidated Financial Statements                   F-6/F-13


                  (b) There were no Form 8-K's filed during the last quarter of the period covered by this report.

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements
                        For The Year Ended April 30, 1998

                                Table of Contents

                                                                       Page

Independent Auditors' Report                                             1

Consolidated Balance Sheets                                              2

Consolidated Statements of Operations                                    3

Consolidated Statements of Stockholders' Equity                          4

Consolidated Statements of Cash Flows                                    5

Notes to Consolidated Financial Statements                               6

PKF
worldwide
[Graphic omitted]

                                                                         PANNELL
                                                                            KERR
                                                                      FORSTER PC
                                                    Certified Public Accountants

                                                           5845 Richmond Highway
                                                                       Suite 630
                                                            Alexandria, VA 22303

                                                        Telephone (703) 329-1952
                                                          Telefax (703) 329-1959
                                                               [Graphic omitted]


                          Independent Auditors' Report


To the Stockholders and Board of Directors
Champions Sports, Inc.
Arlington, Virginia


We have audited the consolidated balance sheets of Champions Sports, Inc. and subsidiaries as of April 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Champions Sports, Inc. and subsidiaries at April 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                             /s/ PANNELL KERR FORSTER PC





June 25, 1998

                                                                             F-2
                                                                                                    ---
                              CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                                    Consolidated Balance Sheets

                                               Assets
                                                                                April 30
                                                                     --------------------------------

                                                                          1998             1997
                                                                     ---------------  ---------------
Current assets
    Cash and cash equivalents                                           $   631,230     $    244,961
    Accounts receivable - trade                                                 612           15,599
    Inventories                                                              69,594           57,919
    Prepaid expenses                                                          3,850           19,174
    Deferred tax asset (note 3)                                             207,952          215,892
                                                                     ---------------  ---------------
            Total current assets                                            913,238          553,545
                                                                     ---------------  ---------------

Property and equipment
    Furniture and equipment                                                 530,531          516,956
    Leasehold improvements                                                  570,962          567,312
                                                                     ---------------  ---------------
                                                                          1,101,493        1,084,268
    Accumulated depreciation and amortization                              (700,356)        (644,362)
                                                                     ---------------  ---------------
                                                                            401,137          439,906
                                                                     ---------------  ---------------

Other assets
    Deposits                                                                 13,065           11,052
                                                                     ---------------  ---------------
            Total assets                                                $ 1,327,440      $ 1,004,503
                                                                     ===============  ===============

                                Liabilities and Stockholders' Equity

Current liabilities
    Accounts payable                                              $          42,672 $         49,658
    Dividend payable on preferred stock (note 6)                            269,160          201,870
    Note payable (note 2)                                                         -           17,201
    Other accrued expenses                                                   48,038           50,733
    Current portion of deferred lease concessions                             4,363            4,363
                                                                     ---------------  ---------------
            Total current liabilities                                       364,233          323,825
                                                                     ---------------  ---------------

Deferred lease concessions, net of current portion                           24,644           29,007
                                                                     ---------------  ---------------

Commitments and contingencies (notes 4 and 5)

Stockholders' equity (notes 6 and 7)
    Preferred stock
      Series A, 12% Convertible Cumulative; $10 par value;
      preferred as to dividends and liquidation; 650,000
      shares authorized; 56,075 issued and outstanding                      560,752          560,752
    Undesignated, par value $10 per share, 150,000 shares
      authorized and unissued for 1998 and 1997                                   -                -
    Common stock, par value $.001 per share, 50,000,000
      shares authorized; 8,500,564 shares issued and                          8,501            8,501
      outstanding
    Additional paid-in capital                                            5,308,112        5,308,112
    Accumulated deficit                                                  (4,938,802)      (5,225,694)
                                                                     ---------------  ---------------
            Total stockholders' equity                                      938,563          651,671
                                                                     ---------------  ---------------
            Total liabilities and stockholders' equity            $       1,327,440  $     1,004,503
                                                                     ===============  ===============

See notes to consolidated financial statements


                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                    Years Ended April 30
                                                ------------------------------

                                                     1998          1997
                                               ------------   ------------
Revenue
    Food and beverage                        $   1,869,646 $    1,735,016
    Merchandise, memorabilia and continuing
      license fees                                 421,442        405,501
    Interest income                                 11,856          1,865
    Other income                                    24,834         19,882
                                               ------------   ------------
                                                 2,327,778      2,162,264
                                               ------------   ------------
Costs and expenses
    Cost of food and beverage sales                515,775        466,218
    Cost of merchandise, memorabilia and
      continuing license fees                       88,315         62,016
    Restaurant payroll and related costs           652,901        582,818
    Restaurant occupancy costs                     191,644        206,860
    Other restaurant costs                         409,479        351,215
    General and administrative                     341,734        368,298
    Depreciation and amortization                   55,994         54,269
    Interest                                           455          3,182
                                               ------------   ------------
                                                 2,256,297      2,094,876
                                               ------------   ------------

Operating income                                    71,481         67,388


Gain on sale of name and trademarks (note 5)       290,641              -
                                               ------------   ------------

Income before income tax benefit (expense)         362,122         67,388

Income tax benefit (expense) (note 3)               (7,940)       215,892
                                               ------------   ------------

             Net income                            354,182        283,280

Less preferred stock dividends                     (67,290)       (67,290)
                                               ------------   ------------

             Net income available to common
               stockholders                  $     286,892 $      215,990
                                               ============   ============

Basic earnings per share                     $         .03            .03
                                               ============   ============

Earnings per common share -
 assuming full dilution                      $         .03            .03
                                               ============   ============



See notes to consolidated financial statements

                                                                             F-4


                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                 Consolidated Statements of Stockholders' Equity
                   For The Years Ended April 30, 1998 and 1997

                                                                                  Series A, 12%
                                                                              Convertible Cumulative
                                              Common Stock                       Preferred Stock
                                              ------------                    ----------------------

                                                                                               Additional
                                                     Amount                       Amount       Paid-in     Accumulated
                                      Shares         at Par           Shares      at Par       Capital     Deficit           Total
                                      ------         ------           ------      ------       -------     -------           -----


Balance, April 30, 1996               8,500,564   $     8,501        56,075   $   560,752   $ 5,308,112   $(5,441,684)   $   435,681

For the year ended April 30, 1997
  Dividend on preferred stock
    accrued and unpaid                     --            --            --            --            --         (67,290)      (67,290)

Net income                                 --            --            --            --            --         283,280        283,280
                                    -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance, April 30, 1997               8,500,564         8,501        56,075       560,752     5,308,112    (5,225,694)       651,671
                                    -----------   -----------   -----------   -----------   -----------   -----------    -----------

For the year ended April 30, 1998
  Dividend on preferred stock
    accrued and unpaid                     --            --            --            --            --         (67,290)      (67,290)

Net income                                 --            --            --            --            --         354,182        354,182
                                    -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance, April 30, 1998               8,500,564   $     8,501        56,075   $   560,752   $ 5,308,112   $ 4,938,802)   $   938,563
                                    ===========   ===========   ===========   ===========   ===========   ===========    ===========



                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents


                                                           Years Ended April 30
                                                          ---------------------
                                                             1998        1997
                                                         ----------  ----------
Cash flows from operating activities:
    Net income                                            $354,182 $   283,280
    Adjustments to reconcile net income to net
      cash provided by operating activities:
       Depreciation and amortization                        55,994      54,269
       Changes in assets and liabilities:
          Accounts receivable                               14,987     (11,054)
          Inventories                                      (11,675)     (4,759)
          Prepaid expenses                                  15,324       1,342
          Deferred income taxes                              7,940    (215,892)
          Accounts payable                                  (6,986)     (3,680)
          Other accrued expenses                            (2,695)     11,430
          Deferred lease concessions                        (4,363)     (4,364)
                                                         ----------  ----------
             Net cash provided by operating activities     422,708     110,572
                                                         ----------  ----------

Cash flows from investing activities:
    Purchases of property and equipment                    (17,225)     (6,802)
    Deposits                                                (2,013)          -
                                                         ----------  ----------
             Net cash (used) by investing activities       (19,238)     (6,802)
                                                         ----------  ----------

Cash flows from financing activities:
    Repayments on borrowings                               (17,201)    (25,819)
                                                         ----------  ----------
             Net cash (used) by financing activities       (17,201)    (25,819)
                                                         ----------  ----------

Net increase in cash and cash equivalents                  386,269      77,951

Cash and cash equivalents at beginning of year             244,961     167,010
                                                         ----------  ----------
Cash and cash equivalents at end of year                  $631,230 $   244,961
                                                         ==========  ==========

Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                $    455 $     3,182
                                                         ==========  ==========

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                 April 30, 1998


Note 1 - Organization and summary of significant accounting policies

Organization

Champions Sports, Inc., (Company) a Delaware corporation, promotes a sports theme restaurant bar concept through Company owned and licensed operations. Effective November 1997, the Company sold the rights to the Champions brand to Marriott International, Inc. (Marriott) and became a licensee of Champions Sports Bar Restaurants (note 5). The Company is an exclusive supplier of sports memorabilia and a consultant to all new managed Marriott and Renaissance Hotel Sports Bar Restaurants worldwide. At April 30, 1997, there were twenty Champions Sports Bar Restaurants. Of these twenty, eighteen were in Marriott hotels pursuant to a licensing agreement (note 5), one was Company owned, and one was licensed overseas. At April 30, 1998, the Company owns one and licenses one, without any royalty fee, Champions Sports Bar Restaurant.

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

Property and equipment

Property and equipment are stated at cost. Depreciation is computed from the date property is placed in service using the straight-line method over estimated useful lives as follows:

                                                                 Life
                                                                 ----

           Furniture and equipment                             5-15 years

           Leasehold improvements                    Remaining term of the lease

Depreciation and amortization expense for the years ended April 30, 1998 and 1997, was $55,994 and $54,269, respectively.

License fee revenue

Initial license fees were recognized as revenue when all material services provided for in the license agreement had been substantially performed by the Company. Continuing license fees were recognized over the period of time to which they related.

Due to the economic instability in East Asia, the license fee for the Jakarta location has not been recognized in the current fiscal year.

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES

                                 April 30, 1998


Note 1 - Organization and summary of significant accounting policies (continued)

Inventories

Inventories consist of goods and supplies held for sale in the ordinary course of business and are stated at the lower of cost, determined on the first-in first-out basis, or market. The components of inventories at April 30, 1998 and 1997, were as follows:

                                                            1998           1997
                                                          -------        -------

Restaurant food and beverage .....................        $28,603        $16,332
Promotional merchandise for sale to
  restaurant customers ...........................          8,786          7,966
Memorabilia for sale .............................         32,205         33,621
                                                          -------        -------
                                                          $69,594        $57,919
                                                          =======        =======

Net income per share

Basic earnings per common share is computed by dividing the net income reduced by preferred stock dividends by the weighted average number of common shares outstanding during the period.

The weighted average number of common shares used to compute earnings per share is:

                                         At April 30, 1998
                              Income available to   Common    Per
                              Common Shareholders   Shares    Share
                              -------------------   ------    -----

 Basic earnings per
   Common Share                   $286,892        8,500,564   $.034   Dilutive
 Options                                 -           88,889

 Assuming full dilution            286,892        8,589,453    .033   Dilutive

 Convertible preferred
   stock                            67,290          264,113
                                  --------        ---------
 Assuming full conversion
   which results in anti-dilution $354,182        8,853,566    .040   Anti
                                  ========        =========           dilutive

The convertible preferred shares are antidilutive and, therefore, are excluded from the computation of diluted earnings per share.

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES

                                 April 30, 1998


Note 1 - Organization and summary of significant accounting policies (continued)

Net income per share (continued)

                                             At April 30, 1998
                                             -----------------
                               Income available to  Common      Per
                               Common Shareholders  Shares     Share
                               -------------------  ------     -----

 Basic earnings per
   Common Share                      $286,892       8,500,564  $.034  Dilutive
 Options                                    -          88,889
                                     --------       ---------
 Assuming full dilution               286,892       8,589,453   .033  Dilutive

 Convertible preferred
   stock                               67,290         264,113
                                     --------       ---------
 Assuming full conversion
   which results in anti-dilution    $354,182       8,853,566   .040  Anti
                                     ========       =========         dilutive

The convertible preferred shares are antidilutive and, therefore, are excluded from the computation of diluted earnings per share.

Cash and cash equivalents

The statements of cash flows are prepared on the basis of cash and cash equivalents. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less, unless restricted as to use, to be cash equivalents. At April 30, 1998, the Company had amounts on deposit at financial institutions in excess of federally insured limits.

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

Fair value of financial instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate fair values because of the short maturities of these instruments.

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES

                                 April 30, 1998


Note 2 - Note payable

In April 1995, the Company converted an account payable with a vendor to a note payable, bearing interest at 10 percent annually and maturing at December 1997. The balance outstanding at April 30, 1997 was $17,201. The balance was repaid during fiscal year 1998.

Note 3 - Income taxes

Income tax benefit (expense) consists of the following for the years ended April 30, 1998 and 1997:

                                                     1998                 1997
                                                     ----                 ----

  Current                                     $         -            $      -
  Deferred                                        137,810              158,069
  (Decrease) in valuation allowance              (129,870)            (373,961)
                                                 ---------            ---------
     Total income tax benefit (expense)       $    (7,940)           $ 215,892
                                                 =========           =========

Temporary differences which give rise to deferred tax assets and liabilities are as follows:

                                                           1998           1997
                                                           ----           ----

    Deferred tax assets and (liabilities)
      Deferred rent concessions                       $   11,011   $     12,668
      Net operating losses available for carryforward  1,382,188      1,537,774
      Depreciation                                        16,119         (3,314)
      Tax credits available for carryforward               7,611          7,611
                                                       ----------    -----------
             Total deferred tax assets                 1,416,929      1,554,739
      Valuation allowance                             (1,208,977)    (1,338,847)
                                                       ----------    -----------
             Net deferred tax assets                 $   207,952    $   215,892
                                                       ==========     ==========

A reconciliation of income taxes computed at federal statutory rates to income taxes recorded by the Company is as follows:

                                                       Years Ended April 30
                                                       --------------------
                                                      1998               1997
                                                      ----               ----
   Federal income taxes at statutory rate           $ (123,121)   $   (22,912)
   State income taxes net of Federal income
     tax benefit                                       (14,341)        (2,669)
   Effect of non-deductible expenses                      (348)          (345)
   Change in valuation allowance                       129,870        373,961
   Expiration of capital loss carryforward                   -       (132,143)
                                                 -------------    -----------
            Total income tax benefit (expense)    $     (7,940)   $   215,892
                                                      =========   ===========

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES

                                 April 30, 1998


Note 3 - Income taxes (continued)

At April 30, 1998, the Company has net operating loss carryforwards of approximately $3,919,000 for tax reporting purposes. The net operating loss carryforwards for income tax purposes expire approximately as follows:

                                            2005                     $   419,000
                                            2006                           9,000
                                            2007                         561,000
                                            2008                       1,004,000
                                            2009                       1,915,000
                                            2010                               -
                                            2011                          11,000
                                                                   -------------
                                                                      $3,919,000

During the years ended 1998 and 1997, the Company used net operating losses of approximately $399,000 and $93,000, respectively, to offset taxable income.

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

Rental expense charged for 1998 and 1997 was $174,217 and $179,650, respectively. There were no contingent rentals in 1998 or 1997. Future minimum payments under the noncancellable restaurant lease as of April 30, 1998, are as follows:

                                            1999                        $129,580
                                            2000                         140,158
                                            2001                         140,158
                                            2002                         140,158
                                            2003                         140,158
                                            Thereafter                   140,158
                                                                       ---------
                                                Total                   $830,370

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES

                                 April 30, 1998


Note 5 - Marriott license

The Company had a trademark license agreement with Marriott International, Inc., which granted Marriott a non-exclusive license to use the proprietary Champions trademark at Marriott's primary market areas within the United States. Marriott was required to pay an annual royalty of $6,250 within the United States and $9,261 for locations outside the United States, to be adjusted annually for increases in the consumer price index, for each Champions Sports Bar operated by Marriott. The Company was required to provide the sports memorabilia for each new Champions Sports Bar opened by Marriott. The agreement was terminated in November 1997 and replaced by Consulting Services and Sports Memorabilia Supply Agreement for an initial term of two years and a renewal at Marriott's option of an additional two years. Also, the Company sold the rights to the Champions brand to Marriott International, Inc., and became a licensee of Champions Sports Bar Restaurants. Currently, the Company is an exclusive supplier of sports memorabilia and a consultant to all new Champions Sports Bars located in Marriott and Renaissance Hotels worldwide.

Total annual license and memorabilia fees under this agreement were $380,988 and $372,687 for 1998 and 1997, respectively.

Note 6 - Preferred stock

The Company designated 650,000 shares of preferred stock as Series A, 12% Convertible Cumulative preferred stock. The Series A preferred stock pays a dividend of 12 percent per annum, and the dividends are cumulative and are to be accrued on the Company's books if not paid. The dividend may be paid in common stock of the Company at the Company's discretion. The number of shares comprising the dividend paid in common stock shall be determined by dividing $1.20 by the closing bid price for the common stock on the payment date. The Series A preferred stock is preferred in liquidation or dissolution up to the amount of their par value ($10 per share). The Series A preferred stock is convertible into 4.71 shares of the Company's common stock. As of fiscal 1998, the Company has the right to convert the Series A preferred stock into 4.71 shares of the Company's common stock. There were no conversions of Series A preferred stock in 1998 or 1997.

The Company sold, for a nominal price, warrants to an underwriter of a public offering in 1992, which entitles the underwriter to purchase up to 35,000 shares of preferred stock at an exercise price of 165 percent of the initial offering price to the public of the preferred stock. The warrants expired in November 1997.

During fiscal years 1998, 1997, 1996, and 1995, the Company's Board of Directors voted to defer payment of the annual dividend on the Series A preferred stock in the amount of $67,290 for each year. Preferred stock dividends in arrears at April 30, 1998 aggregated $269,160 ($4.80 per share).

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES

                                 April 30, 1998


Note 7 - Common stock

Options to purchase a total of 450,000 shares at $1.00 per share were granted to two executive officers during fiscal 1994. The options expire if not exercised by September 2001. No options were exercised as of April 30, 1998.

Options to purchase a total of 1,300,000 shares of common stock at an exercise price of $.05 were granted to two executive officers in July 1995. An officer exercised an option to purchase 1,200,000 of these shares in December 1995 for $60,000 cash. The remaining options of 100,000 shares of common stock expire if not exercised by July 2000. The effect of valuing the stock options as required by the Statement of Financial Accounting Standards Number 123, "Accounting for Stock Based Compensation", at April 30, 1998, is not material to the Company's consolidated financial statements.

During fiscal 1993, the Company adopted a compensatory stock option plan for key employees or consultants of the Company and its subsidiaries. The total number of shares of the Company's common stock, which may be issued under the plan, is 840,000. The plan expires on August 2, 2002. No options have been granted under the plan as of April 30, 1998.

Stock option activity is summarized as follows:

                                                            Weighted average
                                         Number of shares     exercise price

    Outstanding, April 30, 1996               550,000            $ 0.83
         Granted                                    -                 -
         Exercised                                  -                 -
    Outstanding, April 30, 1997               550,000              0.83
                                              -------           -------
         Granted                                    -                 -
         Exercised                                  -                 -
                                        -------------         ---------
    Outstanding, April 30, 1998               550,000            $ 0.83
                                              =======            ======

The following table summarizes information about stock options outstanding and exercisable at April 30, 1998.

                                Outstanding
          Exercisable

                                    Weighted                 Weighted
 Option       Number     Weighted    Average       Number     Average
  Price          of       Average   Exercise         of      Exercise
 Range        Shares       Life      Price         Shares      Price

$.05 - $1.00  550,000     2.8 years   $0.83         550,000     $0.83

At April 30, 1997, options were exercisable for 550,000 shares at a weighted average exercise price of $0.83 per share.

                    CHAMPIONS SPORTS, INC. AND SUBSIDIARIES

                                 April 30, 1998


Note 7 - Common stock (continued)

On October 2, 1996, the Company entered into a performance based stock option joint venture agreement whereby only upon the approval of the Board of Directors of a merger or acquisition, 8,500,000 common shares will be issued and exercisable at market price of $0.11 per share. These shares will automatically expire in two years. As of April 30, 1998, the Board of Directors have not approved a merger or acquisition and no shares have been issued.

Note 8 - Non-cash investing and financing activities

A summary of non-cash investing and financing activities for the years ended April 30, 1998 and 1997, is as follows:
                                                     1998               1997
                                                  ---------           -------

         Cumulative dividend on preferred
           stock not yet paid                       $67,290           $67,290
         Write-off of fully depreciated property
           and equipment                                  -             6,229

Note 9 - Recent accounting pronouncement

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which revises the presentation of the statements of operations. SFAS No. 130 is effective for financial statements with years beginning after December 15, 1997. Adoption of this statement will not have a material effect on the Company's net income.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               CHAMPIONS SPORTS, INC
                                               ---------------------



                                                        By /s/ James E. McCollam

                                                               James E. McCollam
                                         Chief Accounting Officer and Controller
                                                             Date: July 29, 1998


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                                         By /s/ James M. Martell
                                                         -----------------------
                                                                James M. Martell
                                                          Chairman and President
                                                             Date: July 29, 1998


                                                         By /s/ Michael M. Tomic
                                                         -----------------------
                                                                Michael M. Tomic
                                                                        Director
                                                             Date: July 29, 1998


                                                        By /s/ George A. Naddaff
                                                        ------------------------
                                                               George A. Naddaff
                                                                        Director
                                                             Date: July 29, 1998