Form 10QSB
period 1998-07-31
CHAMPIONS SPORTS INC
filed 1998-09-14
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB




         Mark One
                           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           [X ]                     THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended         July 31, 1998

                                                     OR

                           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           [  ]                         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to

         Commission file number         0-17263


                             CHAMPIONS SPORTS, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


                         Delaware               52-1401755
                         ---------------------------------
               (State or other jurisdiction of  (I.R.S. Employer
                      organization)            Identification No.)

                Suite 101,  2500 Wilson  Blvd.,  Arlington VA 22201
                -----------------------------------------------------
                        (Address of principal executive offices)
                                   (Zip code)

                                 (703) 526-0400
                                 --------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     As of July 14,1998, the Registrant had a total of 8,500,638 shares of common stock outstanding.

                             CHAMPIONS SPORTS, Inc.

                                   FORM 10-QSB

                                      INDEX

                                                                   Page

Part I.  Financial Information

                  Item 1.  Financial Statements

                  Consolidated Balance Sheets as of
                    July 31, 1998 (unaudited) and
                    April 30, 1998                                   3

                  Consolidated Statements of Operations:
                    Three months ended
                    July 31, 1998, and  July 31, 1997,
                            (unaudited)                              4

                  Consolidated Statements of Cash Flows:
                    Three months ended July 31, 1998, and
                    July 31,1997 (unaudited)                         5

                  Notes to Consolidated Financial Statements         6

                  Item 2.  Management's Discussions and
                             Analysis of Financial Condition
                             and Results of Operations               7

Part II. Other Information and Signatures

                  Item 4.  Submission of Matters to a Vote
                                  of Security Holders                9

                  Item 6.  Exhibits and Reports on Form 8-K          9

                  Signatures                                        10


                     Champions Sports, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                               JULY 31             APRIL 30
                                                                1998               1998
                                                                ----               ----


ASSETS
Current assets
   Cash and cash equivalents                                   $677,660            $631,230
   Certificate of deposit                                                                 -
   Accounts receivable - trade                                      650                 612
   Inventories                                                   51,402              69,594
   Prepaid  expenses                                             11,995               3,850
   Deferred tax asset                                           207,952             207,952
                                                                -------             -------
         Total current assets                                   949,659             913,238

Property and Equipment
   Furniture and Equipment                                      530,531             530,531
   Leasehold improvements                                       570,962             570,962
                                                              1,101,494           1,101,493
   Accumulated depreciation and amortization                  (713,924)           (700,356)
                                                              --------            --------
                                                                387,570             401,137
Other assets
   Deposits                                                      13,065              13,065
                                                                 ------              ------


 Total assets                                                $1,350,294          $1,327,440
                                                             ==========          ==========




LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                             $49,642             $42,672
   Dividend payable on preferred stock                          269,160             269,160
   Notes payable                                                      0                   0
   Deferred revenue                                                   0                   0
   Other accrued expenses                                        41,518              48,038
   Deposits                                                      13,065              13,065
   Current portion of deferred lease concession                   4,363               4,363
                                                                  -----               -----
         Total current liabilities                              364,683             364,233

Deferred lease concession (excluding current portion)            24,281              24,644
Note payable, excluding current portion

Commitments and contingencies

Stockholders' equity
   Preferred stock:
    Series A, 12% convertible cumulative,
      par value $10 per share,
      preferred as to dividends and liquidation:
      650,000 shares authorized 56,075 issued
      and outstanding.                                           560,752             560,752
     Undesignated, par value $10 per share, 150,000
      authorized and unissued.                                         0                   0

   Common stock, par value $.001 per share,

   50,000,000 shares authorized, 8,500,638
    shares issued and outstanding at
    July 31 and April 30, 1996                                    8,501               8,501

    Additional paid-in capital                                5,308,112           5,308,112
    Accumulated deficit                                     (4,916,035)         (4,938,802)
                                                            ----------          ----------
          Total stockholders' equity                            961,330             938,563

    Total liabilities and stockholders' equity               $1,350,294          $1,327,440
                                                             ==========          ==========


See notes to consolidated financial statements


                       CHAMPIONS SPORTS, INC.
                Consolidated Statement of Operations
                             (Unaudited)

                                                              Three months
                                                            ended July 31,
                                                           1998        1997
                                                           ----------------


Revenue
   Food and beverage sales                                $457,512   $437,430
   Merchandise and memorabilia                              83,584      5,079
   Licensing fees                                                -    130,740
   Interest income                                           6,111      1,016
   Other income                                              8,235      6,873
                                                             -----      -----
                                                          $555,443   $581,138

Expense
   Cost of food and beverage sales                         123,513    120,989
   Cost of merchandise and memorabilia sales                24,686      4,109
   Restaurant payroll and related costs                    150,743    150,916
   Restaurant occupancy costs                               52,494     50,657
   Other restaurant costs                                   90,987     85,578
   General and administrative                               76,686    114,048
   Depreciation and amortization                            13,567     13,567
   Interest expense                                              -        371
                                                            ------        ---
                                                           532,676    540,236

Net Income                                                 $22,767    $40,902
                                                           =======    =======

Less preferred stock dividends                              16,800     16,800

Net income available to common share holders                $5,967    $24,102
                                                            ======    =======

Basic earnings per share                                     $0.00      $0.00

Earnings per common share  - assuming full dilution          $0.00      $0.00

See notes to consolidated financial statements

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                       For the three months ended July 31,


                                                               1998       1997
                                                               ----       ----

Cash flows from operating activities:
   Net income                                                 $22,767    $40,902
   Adjustments to reconcile net income
   to cash provided by (used ) by operating activities:
    Depreciation and amortization                              13,567     13,567
  Changes in asset and liabilities
    Accounts receivable                                          (38)  (123,402)
    Inventories                                                18,191   (10,471)
    Prepaid expenses                                          (8,145)        511
    Accounts payable                                            6,971      2,153
    Deferred revenue
    Other accrued expenses                                    (6,520)    (1,621)
    Deferred lease concessions                                  (363)    (1,090)
                                                                ----     ------
      Net cash provided (used) by operating activities         46,430   (79,451)

Cash flows from investing activities:
   Purchase of certifcate of deposit
   Purchase of  property and equipment                                  (10,749)
                                                                        -------
     Net cash provided by investing activities                          (10,749)


Cash flows from financing activities:
   Repayment of borrowings                                               (7,129)
                                                                         ------
     Net cash provided (used)  by financing activities                   (7,129)


Net increase  (decrease) in cash and cash equivalents          46,430   (97,329)

Cash and cash equivalents at beginning of year                631,230    244,961
Cash and cash equivalents at July 31                          677,660    147,632

                             CHAMPIONS SPORTS, INC.

                   Notes to Consolidated Financial Statements

                                  July 31, 1998

Summarized Financial Information

Company or group of companies for which report is filed:

CHAMPIONS Sports, Inc. and Subsidiaries

The consolidated balance sheet as of July 31, 1998, the consolidated statements of operations and the consolidated statements of cash flows for the three months ended July 31, 1998 and July 31,1997 have been prepared by the company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at July 31, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 10-KSB as of April 30, 1998. The results of operations for the period ended July 31, 1998 are not necessarily indicative of the operating results for the full year.

     Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Results of Operation

         For the three month period ended July 31, 1998, the Company's net income was $22,767, net income available to common shareholders was $5,967 ($0.00 per common share) versus net income of $40,902 and net income available to common shareholders of $24,102 ($0.00 per common share). The Company's assets increased to $1,350,294 at July 31, 1998 from $1,327,440 at April 30, 1998.


Revenues

         The Company's total revenues were $555,443 for the three months ended July 31, 1998 versus $581,138 for the three month period ended July 31, 1998, a decrease of $25,695 or 4.42%. By component, food and beverage sales increased 4.6% from the previous year for the three months ended July 31, 1998. This increase in food and beverage sales is attributed to a increase in customer volume as there were no material price increases for menu items. Merchandise sales for the three months ended July 31, 1998 were $83,584 compared to $5,079 during the comparable period in the prior year. This increase is attributed to the Company providing memorabilia to one Marriott Champions location during the quarter. For the three months ended July 31, 1997, the Company recorded licensing fees of $130,740. In November 1997, the Company sold the Champions brand and trademark to Marriott International and no longer receives licensing fees. Interest income was 1.1% of the Company's total revenue for the period ended July 31, 1998 compared to less than 1% in the comparable period in 1997. Other income represented 1.5% and 1.2% of the company's total revenue for the three months ended July 31, 1998 and 1997.


Expenses

         Cost of food and beverage was 27.0% of related sales for the three months ended July 31, 1998 compared to 27.7% for the three months ended July 31, 1997. Cost of merchandise and memorabilia sales for the nine months ended July 31, 1998 was $24,686 compared to $4,109 in the preceding year. Restaurant payroll and related costs were 32.9% of related food and beverage sales for the three months ended July 31, 1997 and 34.5% for the three months ended July 31, 1997. Restaurant occupancy costs remained constant at 11.5 % of food and beverage sales for both comparable periods. Other restaurant costs also remained constant during both periods at approximately 20% of food and beverage sales. General and administrative expense for the Company's corporate office was $76,686 for the three months ended July 31, 1998 compared to $114,048 for the three months ended July 31, 1997. Depreciation and amortization expense remained constant at $13,567 during the three months ended July 31, 1998 and 1997.



Liquidity and Capital Resources

         The Company's cash position on July 31, 1998 was $677,660 compared to $631,230 on April 30, 1998, an increase of $46,430. For the three months ended July 31, 1998, the Company operating activities provided $46,430 in cash. During the three months ended July 31, 1998, the Company did not use any funds for investing. During the three months ended July 31, 1997, the Company's operations used $79,451 in cash, purchased equipment for $10,749 and repaid debt of $7,129. Company met its cash needs during the three months ended July 31, 1998 and 1997 from its revenues and from cash flow from its San Antonio, Texas operation.

         The Company's working capital was $584,976 on July 31 1998 and $549,005 on April 30, 1998.

         Stockholder's equity was $961,330 as of July 31, 1998 compared to $938,563 as of April 30, 1998.

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



YEAR 2000

     The Company has taken appropriate measures by purchasing software and computer equipment that is compliant with identifying the year 2000. However, the Company relies on outside vendors and financial institutions for other service and there is no assurance that these vendors and financial institutions will be able to meet the year 2000 requirements.

Part II.   Other Information

Item 4.  Submission of Matters to A Vote of Security Holders

         None



Item 6.  Exhibits and Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    CHAMPIONS Sports, Inc.




                                    ---------------------
                                    James Martell
                                    Chairman, President and
                                    Chief Executive Officer





                                    -------------------------
                                    James E. McCollam
                                    Corporate Secretary, Chief Accounting
                                    Officer and Controller


September 14, 1998