Form 10QSB
period 1998-10-31
CHAMPIONS SPORTS INC
filed 1998-12-15
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB




Mark One
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    [X ] THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 1998

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     [ ] THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number 0-17263


                             CHAMPIONS SPORTS, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


                               Delaware           52-1401755
                             ------------       ----------------
                (State or other jurisdiction of  (I.R.S. Employer
                        organization)          Identification No.)

              Suite 101, 2500 Wilson Boulevard, Arlington, VA 22201 (Address of principal executive offices) (Zip code)

                                 (703) 526-0400
                                 --------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

         As of December 10, 1998 the Registrant had a total of 8,500,638 shares of common stock outstanding.

                             CHAMPIONS SPORTS, Inc.

                                   FORM 10-QSB

                                      INDEX

                                                                       Page

Part I.  Financial Information

    Item 1.  Financial Statements

    Consolidated Balance Sheets as of
      October 31, 1998 (unaudited) and
      April 30, 1998                                                      3

    Consolidated Statements of Operations:
      Three months and six months ended
      October 31, 1998, and  October 31, 1997,
              (unaudited)                                                 4

    Consolidated Statements of Cash Flows:
      Six months ended October 31, 1998, and
      October  31, 1997 (unaudited)                                       5

    Notes to Consolidated Financial Statements                            6

    Item 2.  Management's Discussions and
             Analysis of Financial Condition
             and Results of Operations                                    7

Part II. Other Information and Signatures

   Item 4.           Submission of Matters to a Vote
                     of Security Holders                                  9

   Item 6.  Exhibits and Reports on Form 8-K                              9

   Signatures                                                            10

                     Champions Sports, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                               ASSETS                OCTOBER 31        APRIL 30
                                                        1998             1998
Current assets
   Cash and cash equivalents                             $567,882     $631,230
   Accounts receivable - trade                                650          612
   Inventories                                             63,881       69,594
   Prepaid  expenses                                       12,953        3,850
   Deferred tax asset                                     207,952      207,952
                                                          -------      -------
         Total current assets                             853,319      913,238

Property and Equipment
   Furniture and Equipment                                533,415      530,531
   Leasehold improvements                                 570,962      570,962
                                                        1,104,377    1,101,493
   Accumulated depreciation and amortization            (727,491)    (700,356)
                                                        --------     --------
                                                          376,886      401,137
Other assets
   Deposits                                                13,065       13,065
                                                           ------       ------

         Total assets                                  $1,243,270   $1,327,440
                                                       ==========   ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                      $51,719       $42,672
   Dividend payable on preferred stock                   269,160       269,160
   Other accrued expenses                                 22,320        48,038
   Current portion of deferred lease concession            4,363         4,363
                                                           -----         -----
         Total current liabilities                       347,562       364,233

Deferred lease concession (excluding current portion)     23,921        24,644
Note payable, excluding current portion

Commitments and contingencies

Stockholders' equity
   Preferred stock:
    Series A, 12% convertible cumulative,
      par value $10 per share, preferred as to
      dividends and liquidation: 650,000 shares
      authorized 56,075 issued and outstanding.          560,752       560,752

     Undesignated, par value $10 per share, 150,000
      authorized and unissued.                                 0             0

   Common stock, par value $.001 per share,
   50,000,000 shares authorized, 8,500,638
    shares issued and outstanding at
    July 31 and April 30, 1996                           8,501           8,501

    Additional paid-in capital                       5,308,112       5,308,112
    Accumulated deficit                            (5,005,578)     (4,938,802)
                                                   ----------       ----------
          Total stockholders' equity                   871,787         938,563

          Total liabilities and stockholders'equity $1,243,270      $1,327,440
                                                    ==========      ==========

See notes to consolidated financial statements

                             CHAMPIONS SPORTS, INC.
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                  Three months                    Six months
                                                ended October 31               ended October 31,
                                              1998         1997               1998          1997

Revenue
   Food and beverage sales                  $409,568     $406,559           $867,080      $843,989
   Merchandise and memorabilia                10,641        3,790             94,225         8,868
   Licensing fees                                  0       95,700                  -       226,404
   Interest income                             6,107          199             12,218         1,250
   Other income                                2,019        4,626             10,254        11,499
                                               -----        -----             ------        ------
                                            $428,335     $510,873           $983,777    $1,092,010


Expense
   Cost of food and beverage sales           110,475      114,540            233,988       235,529
   Cost of merchandise and memorabili          6,318       25,165             31,004        29,274
   Restaurant payroll and related costs      147,022      147,366            297,766       298,282
   Restaurant occupancy costs                 54,513       40,358            107,007        91,015
   Other restaurant costs                     98,367       82,136            189,354       167,714
   General and administrative                 87,615      106,517            164,301       220,565
   Depreciation and amortization              13,567       13,567             27,134        27,134
   Interest expense                                0           84                  0           455
                                                   -           --                  -           ---
                                             517,878      529,733          1,050,554     1,069,969

Net Income (loss) from  operations         $(89,543)    $(18,860)          $(66,776)        $22,042

Extraordinary gain                                $0     $290,641                  0      $290,641
                                                  --     --------                  -      --------

Net income (loss)                           $(89,543)    $271,781          $(66,776)      $312,683

Basic earnings(loss)per share                 $(0.01)       $0.03            $(0.01)         $0.04

Earnings per common share -
    fully diluted                            $(0.01)        $0.03            $(0.01)         $0.03


                       CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows
                   Increase (Decrease) in Cash and Cash Equivalents
                      For the six months ended October 31,


                                                    1998               1997
                                                    ----               ----

Cash flows from operating activities:
   Net income (loss)                                  $(66,776)      $312,683
   Adjustments to reconcile net income
   to cash provided by (used )
      by operating activities:
    Depreciation and amortization                        27,135        27,134
  Changes in asset and liabilities
      Accounts receivable                                  (38)     (432,001)
      Inventories                                         5,712         4,889
      Prepaid expenses                                  (9,103)         4,510
      Accounts payable                                    9,047        71,377
      Other accrued expenses                           (25,718)       (6,398)
      Deferred lease concessions                          (723)       (2,181)
                                                          ----        ------
        Net cash provided (used)
          by operating activities                      (60,464)      (19,987)

Cash flows from investing activities:
   Purchase of certifcate of deposit
   Purchase of  property and equipment                  (2,884)      (10,749)
                                                        ------       -------
        Net cash provided by investing
          activities                                    (2,884)      (10,749)


Cash flows from financing activities:
   Repayment of borrowings                                    0       (9,456)
                                                              -       ------
        Net cash provided (used)
          by financing activities                             0       (9,456)


Net increase (decrease) in cash
          and cash equivalents                         (63,348)      (40,192)

Cash and cash equivalents at beginning of year          631,230       219,881
                                                        -------       -------
Cash and cash equivalents at October 31.                567,882       179,689

Supplemental disclosure of cash flow information:
  Cash paid during the period  for interest                   -           455

See notes to consolidated financial statements

                             CHAMPIONS SPORTS, INC.

                   Notes to Consolidated Financial Statements

                                October 31, 1998

Summarized Financial Information

Company or group of companies for which report is filed:

CHAMPIONS Sports, Inc. and Subsidiaries

The consolidated balance sheet as of October 31, 1998, the consolidated statements of operations and the consolidated statements of cash flows for the three months and six months ended October 31, 1998 and October 31, 1997 have been prepared by the company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at October 31, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 10-KSB as of April 30, 1998. The results of operations for the period ended October 31, 1998 are not necessarily indicative of the operating results for the full year.

     Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Results of Operation
--------------------

         For the six months ended October 31, 1998, the Company sustained a loss of $66,776, or $0.01 per common share from its operations. For the six month period ended October 31,1997, the Company realized a net profit of $312,683 or $0.03 per common share. The net profit was attributed to the Company selling the Champions brand name and trademark to Marriott International during the second quarter of the fiscal year.

          The Company's assets decreased to $1,243,270 at October 31, 1998 from $1,327,440 at April 30, 1998. The Company realized a one time extraordinary gain from the sale of the Champions brand of $290,641 and a profit from its operations of $22,042 during the six months ended October 31, 1997.

Revenues
--------

         The Company's total revenues were $983,777 for the six months ended October 31, 1998 versus $1,092,010 for the six month period ended October 31, 1997, a decrease of 9.9%. By component, food and beverage sales increased 2.7% to $867,080 from $843,989 for the six months ended October 31, 1997. This slight increase in food and beverage sales is attributed to a constant customer volume and sales price increase. Merchandise and memorabilia sales for the six months ended October 31, 1998 were $94,225 compared to $8,868 in the comparable period. The Company provided sports memorabilia to one Marriott Champions location during the six months ended October 31, 1998. In the preceding year the Company provided memorabilia to one Marriott Champions location, as the Company, at that time, licensed the Champions brand and trademark to Marriott. During the six months ended October 31, 1997, the Company recorded licensing fees of $226,404 prior to the sale of the Champions brand and trademark to Marriott International.


Expenses
--------

         Cost of food and beverage remained relatively constant at 27% and 27.9% of food and beverage sales of for the six months ended October 31, 1998 and 1997. Cost of merchandise and memorabilia sales for the six months ended October 31, 1998 was of $31,004 and $29,274 for the six months ended October 31, 1997. Restaurant payroll and related costs decreased slightly to 34.3% or food and beverage sales for the six months ended October 31, 1998 contrasted to 35.3% of food and beverage sales during the six months ended October 31,1997. Restaurant occupancy costs increased by 17.6% from the comparable period in 1997, due to a increase in the common area charges and real estate taxes passed on by the landlord. Other restaurant costs increased by12.9% to $189,354 from $167,714. This increase is attributed to higher cost associated with repair and maintenance. General and administrative expense for the Company's corporate office was $164,301 for the six months ended October 31, 1998 compared to $220,565 for the six months ended October 31, 1997. Depreciation and amortization expense remained constant in each comparable period at $27,134.

Liquidity and Capital Resources
-------------------------------

     The Company's cash position on October 31, 1998 was $567,882 compared to $631,230 on April 30, 1998, a decrease of $63,348. For the six months ended October 31, 1998, the Company's operating activitiesconsumed $60,464 in cash. The Company purchased equipment for $2,884 . For the six months ended October 31, 1998, the Company's operating activities used $19,987 in cash. The Company purchased $10,749 in property and equipment and repaid borrowings of $9,456. During the six months ended October 31, 1998 and 1997, the Company met its cash needs from its revenues and cash reserves and from cash flow from its San Antonio operation. On October 31, 1998, the Company's working capital was $505,757 versus $549,005 on April 30, 1997. The Company anticipates that the revenues generated from its location in San Antonio, Texas along with revenues generated from its consulting and sales of memorabilia will be sufficient to meet its operating obligations for the next six months.

         Stockholder's equity decreased to $871,787 as of October 31, 1998 compared to $938,563 as of April 30, 1998, as a result of the loss for the six month period.


         In October, 1998, the Board of Directors, in order to preserve the Company's cash reserves, voted to defer payment of $67,290, the annual dividend on the Series A, 12% convertible, cumulative Preferred Stock, par value $10, of which there were 56,075 shares outstanding at October 31, 1998. The Board of Directors also voted to defer the annual meeting of security holders in order to preserve the Company's cash reserves.

         The Company is actively pursuing merger/acquisition candidates. There is no assurance that the Company will be able to structure a merger or acquisition on terms satisfactory to the Company.

         The agreement between Business Expansion Capitol Corporation and Champions Sports expired in October, 1998 and was not renewed. Subsequently, Mr. George Naddaff, owner of Business Expansion Capitol Corporation, resigned from the Board of Directors of Champions Sports, Inc.

         This document contains "forward-looking statements" (within the meaning of the Private Securities Litigation Act of 1995) that inherently involves risk and uncertainties. The Company's actual result could differ materially for those anticipated in there forward-looking statements as a result of unforseen external factors. These factors may include, but are not limited to, changes in general economic conditions, customer acceptance of products offered and other general competitive factors.


Subsequent events
-----------------

         The Company has signed agreements to provide sports memorabilia to Champions locations in Turkey and in the Peoples Republic of China in the third quarter of Fiscal 1999.

Part II.   Other Information

Item 4.  Submission of Matters to A Vote of Security Holders

         There were no matters submitted to a vote of Security Holders during the three month period ended October 31, 1998.



Item 6.  Exhibits and Reports on Form 8-K

         None.

                                                     SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CHAMPIONS Sports, Inc.




                                                       __/s/ James Martell______

                                                                   James Martell
                                                              Chairman, Presiden
                                                     and Chief Executive Officer



                                                       __/s/ James E. McCollam__
                                                               James E. McCollam
                                                 Controller and Chief Accounting
                                                                         Officer


December 14, 1998