Form 10QSB
period 1999-01-31
CHAMPIONS SPORTS INC
filed 1999-03-12
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         Mark One
                        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           [X ]                THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended         January 31, 1998
         -----------------------------------------------------------

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

                Suite 214, 2420 Wilson Blvd., Arlington VA 22201
                ------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

                                 (703) 526-0400
                                 --------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     As of March 12,1999, the Registrant had a total of 8,500,638 shares of common stock outstanding.
                                        1

                             CHAMPIONS SPORTS, Inc.

                                   FORM 10-QSB

                                      INDEX

                                                               Page

Part I.   Financial Information

          Item 1. Financial Statements

          Consolidated Balance Sheets as of
            January 31, 1999 (unaudited) and
            April 30, 1998                                       3

          Consolidated Statements of Operations:
            Three months and nine months ended
            January 31, 1999, and  January 31, 1998,
                  (unaudited)                                    4

          Consolidated Statements of Cash Flows:
            Nine months ended January 31, 1999, and
            January 31,1998 (unaudited)                          5

          Notes to Consolidated Financial Statements             6

          Item 2. Management's Discussions and
                   Analysis of Financial Condition
                   and Results of Operations                     7

Part II.  Other Information and Signatures

          Item 4. Submission of Matters to a Vote
                   of Security Holders                           9

          Item 6. Exhibits and Reports on Form 8-K               9

          Signatures                                            10



          Champions Sports, Inc. and Subsidiaries
                Consolidated Balance Sheets

                           ASSETS                               January 31          April 30
                                                                   1999               1998
Current assets
   Cash and cash equivalents                                           $689,696          $631,230
   Accounts receivable - trade                                           26,450               612
   Inventories                                                           60,527            69,594
   Prepaid  expenses                                                     14,024             3,850
   Deferred tax asset                                                   207,952           207,952
         Total current assets                                           998,649           913,238

Property and Equipment
   Furniture and Equipment                                              534,546           530,531
   Leasehold improvements                                               570,962           570,962
                                                                      1,105,508         1,101,493
   Accumulated depreciation and amortization                           (741,058)         (700,356)
                                                                        364,450           401,137
Other assets
   Deposits                                                              13,065            13,065

         Total assets                                                $1,376,164        $1,327,440

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                    $126,446           $42,672
   Dividend payable on preferred stock                                  336,450           269,160
   Other accrued expenses                                                36,011            48,038
   Current portion of deferred lease concession                           4,363             4,363
         Total current liabilities                                      503,271           364,233

Deferred lease concession (excluding current portion)                    21,372            24,644

Stockholders' equity
   Preferred stock:
    Series A, 12% convertible cumulative, par value $10 per share, preferred as to dividends and liquidation: 56,075 shares
     authorized, issued and outstanding.                                560,752           560,752
   Common stock, par value $.001 per share,
   50,000,000 shares authorized, 8,500,638
    shares issued and outstanding at
    January  31, 1999 and April 30, 1998                                  8,501             8,501

    Additional paid-in capital                                        5,308,112         5,308,112
    Accumulated deficit                                              (5,025,843)       (4,938,802)
          Total stockholders' equity                                    851,522           938,563

          Total liabilities and stockholders' equity                 $1,376,164        $1,327,440
See notes to consolidated financial statements





           CHAMPIONS SPORTS, INC.
    Consolidated Statement of Operations
                 Unaudited

                                                          Three months ended             Nine  months ended
                                                             January 31,                    January 31,
                                                           1999           1998            1999            1998

Revenue
   Food and beverage sales                                $409,758     $486,297       $1,276,838      $1,330,285
   Merchandise, memorabilia and licensing fees             236,703       97,753          330,929         333,025
   Interest income                                           5,571        4,686           17,789           5,936
   Other income                                              3,493        7,083           13,747          18,582
Total Revenues                                            $655,525     $595,818       $1,639,302      $1,687,829


Expense
   Cost of food and beverage sales                        $112,295     $133,296         $346,282        $368,825
   Cost of merchandise and memorabilia                      74,828       35,888          105,832          65,163
   Restaurant payroll and related costs                    150,960      168,334          448,726         466,615
   Restaurant occupancy costs                               48,415       45,142          155,422         136,157
   Other restaurant costs                                   93,900      101,144          283,254         268,858
   General and administrative                              114,536       72,884          278,837         293,448
   Depreciation and amortization                            13,567       13,567           40,702          40,702
   Interest expense                                              -            -                -             455
Total Expense                                             $608,500     $570,255       $1,659,054      $1,640,223

Net Income (loss) from  operations                         $47,025      $25,563        $(19,751)         $47,605

Extraordinary gain                                               -            -                -         290,641

Net income  (loss)                                         $47,025      $25,563        $(19,751)        $338,246

Basic earnings per share                                     $0.01        $0.00            $0.00           $0.04

 Earnings per common share -  fully diluted                  $0.00        $0.00            $0.00           $0.03

   Weighted average number of common
    shares outstanding during the period                 8,500,638    8,500,638        8,500,638       8,500,638

See notes to consolidated financial statements




         CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
          Consolidated Statements of Cash Flows
    Increase (Decrease) in Cash and Cash Equivalents
          For the nine months ended January 31,


                                                                1999                    1998

Cash flows from operating activities:
   Net income (loss)                                               $(19,751)                $338,246
   Adjustments to reconcile net income
   to cash provided by (used ) by operating activities:
    Depreciation and amortization                                     40,702                  40,702
    Extraordinary gain                                                     -               (290,641)
  Changes in asset and liabilities
      Accounts receivable                                           (25,838)                  13,766
      Inventories                                                      9,067                 (5,190)
      Prepaid expenses                                              (10,174)                   (305)
      Accounts payable                                                83,774                 (7,313)
      Other accrued expenses                                        (12,027)                (14,941)
      Deferred lease concessions                                     (3,272)                 (3,273)
              Net cash provided (used) by operating activities        62,481                  71,051

Cash flows from investing activities:
   Purchase of certificate of deposit
   Purchase of  property and equipment
  (4,015)                (10,749)
        Net cash provided by investing activities                    (4,015)                (10,749)

Cash flows from financing activities:
   Repayment of borrowings                                                 -                (17,201)
        Net cash provided (used)  by financing activities                  -                (17,201)

Net increase  (decrease) in cash and cash equivalents                 58,466                  43,101

Cash and cash equivalents at beginning of year                       631,230                 219,881
Cash and cash equivalents at January 31                             $689,696                $553,621

Supplemental disclosure of cash flow information:
  Cash paid during the period  for interest                                -                       -

See notes to consolidated financial statements



                             CHAMPIONS SPORTS, INC.

                   Notes to Consolidated Financial Statements

                                January 31, 1999

Summarized Financial Information

Company or group of companies for which report is filed:

CHAMPIONS Sports, Inc. and Subsidiaries

     The consolidated balance sheet as of January 31, 1999, the consolidated statements of operations and the consolidated statements of cash flows for the three months and nine months ended January 31, 1999 and January 31,1998 have been prepared by the company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at January 31, 1999 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 10-KSB as of April 30, 1998. The results of operations for the period ended January 31, 1999 are not necessarily indicative of the operating results for the full year.

     Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Results of Operation

     For the nine month period ended January 31, 1999, the Company incurred a loss of $19,751 or $0.00 per common share as compared to a net profit of $338,246 or $0.04 per common share for the nine month period ended January 31, 1998. Net loss for the nine months ended January 31, 1999 was from the Company's ongoing operations, compared to a profit of $47,605 from continuing operations in the comparable period ended January 31, 1998. The Company realized a extraordinary gain of $290,641 for the nine months ended January 31, 1998 from the sale of the CHAMPIONS brand. The Company's assets increased to $1,376,164 at January 31, 1999 from $1,327,440 at April 30, 1998. The Company's net profit from its ongoing operations was $47,025 for the three months ended January 31, 1999 versus $25,563 for the three months ended January 31, 1998.

Revenues

     The Company's total revenues were $1,639,302 for the nine months ended January 31, 1999 versus $1,687,829 for the nine month period ended January 31, 1998, a decrease of 2.9%. By component, food and beverage sales decreased 4.0% from the previous year for the nine months and decreased 15.7% for the three months period from the previous year. This decrease in food and beverage sales is attributed to a decrease in customer volume, especially during the NBA player lockout. Sales trends have improved and are comparable to the prior year, now that the NBA has commenced its season. Merchandise and memorabilia sales for the nine months ended January 31, 1999 and 1998 accounted for approximately 20% of the Company's total revenues. This was primarily memorabilia for Marriott CHAMPIONS locations. For the three months ended January 31, 1999, this amount was $236,703, or 36.1% of the Company's total revenue versus $97,753 or 16.4% of the Company's revenues for the three months ending January 31, 1998. For the nine months ended January 31, 1999, other income was $13,747 contrasted to $18,582 for the nine months ended January 31, 1998. Interest income in both comparable periods was less than 1.1% of the Company's total revenue.

Expenses


     Cost of food and beverage remained constant at 27.1% of related sales for the nine months and 27.4% for the three months ended January 31, 1999 compared to 27.7% for the nine months and 27.4% for the three months ended January 31, 1998. This is attributed to stable prices at the wholesale level. Cost of merchandise and memorabilia sales for the nine months ended January 31, 1999 was $105,832 compared to $65,163 in the preceding year. Restaurant payroll and related costs were 35.1% of related food and beverage sales for the nine months and 36.8% for the three months ended January 31, 1999, versus 35.1% for the nine months and 34.6% for the three months ended January 31, 1998. Restaurant occupancy costs were $155,422 for the nine months and $48,415 for the three months ended January 31, 1999 compared to $136,157 for the nine month and

     $45,142 for the three month comparable period in 1998. This increase is attributed to higher common area charges and real estate taxes passed on by the landlord. Other restaurant costs were 22.2% of food and beverage sales for the nine months and 22.9% of food and beverage sales for the three months ended January 31, 1999 compared to 20.2% of food and beverage sales for the comparable nine month and 20.8% for the three months in 1998. General and administrative expense for the Company's corporate office was $278,837 for the nine months ended January 31, 1999 compared to $293,448 for the nine months ended January 31, 1998. Depreciation and amortization expense remained constant at $40,702 during the nine months ended January 31, 1999 and 1998.

Liquidity and Capital Resources

     The Company's cash position on January 31, 1998 increased by $58,466 to $689,696 from $631,230 on April 30, 1998. For the nine months ended January 31, 1999, the Company's ongoing operations provided cash of $62,481. The Company purchased equipment for $4,000. For the nine months ended January 31, 1998, the Company provided $71,051 in cash from its continuing operating activities and repaid borrowings of $17,201. The Company met its cash needs during the nine months ended January 31, 1999 and 1998 from its revenues and from cash flow from its San Antonio, Texas operation.

     The Company's working capital was $495,378 on January 31, 1999 and $527,356 on January 31 1998.

     Stockholder's equity was $851,522 as of January 31, 1999 compared to $938,563 as of April 30, 1998. In November 1998, the Company's Board of Directors voted to defer payment of the annual dividend on the Series A, 12% Preferred Stock, in order to preserve the Company's cash reserves. This unpaid amount, $67,290, has been recorded on the Company's balance sheet as a current liability.

     The Company is actively pursuing merger/acquisition candidates. There is no assurance that the Company will be able to structure a merger or acquisition on terms satisfactory to the Company.

Other
     The Company relocated its corporate offices in January 1999 to 2420 Wilson Blvd, Suite 214, Arlington, VA 22201.

     In November 1999, the Company's Board of Directors voted to defer the annual meeting of shareholders in order to preserve the Company's cash position.

     This document contains "forward-looking statements" (within the meaning of the Private Securities Litigation Act of 1995) that inherently involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of unforeseen external factors. These factors may include, but are not limited to, changes in general economic conditions, customer acceptance of products offered and other general competitive factors.
                                        7

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


                                    CHAMPIONS Sports, Inc.



                                     /s/ James Martell
                                    ---------------------
                                    James Martell
                                    Chairman, President
                                    and Chief Executive Officer


                                     /s/ James E. McCollam
                                    -------------------------
                                    James E. McCollam
                                    Corporate Secretary, Chief Accounting
                                    Officer and Controller


March 12, 1998