Form 10QSB/A
period 1999-01-31
CHAMPIONS SPORTS INC
filed 1999-04-19
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         Mark One
                        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           [X ]                THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended         January 31, 1999
         -----------------------------------------------------------

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

Other
     The Company relocated its corporate offices in January 1999 to 2420 Wilson Blvd, Suite 214, Arlington, VA 22201.

     In November 1998, the Company's Board of Directors voted to defer the annual meeting of shareholders in order to preserve the Company's cash position.

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


March 12, 1999