Form 10KSB
period 1999-04-30
CHAMPIONS SPORTS INC
filed 1999-07-29
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


          Mark One
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended April 30, 1999

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ______  to ________

                         Commission file number 0-17263


                             CHAMPIONS SPORTS, INC.

             (Exact name of registrant as specified in its charter)

                               Delaware 52-1401755

                (State or other jurisdiction of (I.R.S. Employer
                        organization) Identification No.)

                2420 Wilson Blvd., Suite 214, Arlington, VA 22201

                    (Address of principal executive offices)
                                   (Zip code)

                                 (703) 526-0400
              (Registrant's telephone number, including area code)

         Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock, par value $.001 per share
                                (Title of Class)

                   Preferred Stock, par value $10.00 per share
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form10-KSB or any amendment to this Form 10-KSB. [X]

     For the year ended April 30, 1999, the revenues of the registrant were $2,197,667.

     The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant, based on the average bid and asked price on July 19, 1999, was approximately $600,000.

     As of July 19,1999, the Registrant had a total of 8,513,591 shares of common stock outstanding.

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

     On January 16, 1986, the Company acquired 100% of the outstanding shares of CHAMPIONS Sports International, Inc. ("CSII"), in exchange for 195,555,555 shares of the Company's Common Stock. In February, 1986, International Group, Inc. changed its name to CHAMPIONS Sports, Inc. Between 1987 and 1988, most of the original warrants issued in September 1985 were exercised by stockholders and consequently the Company received additional capital of $2,356,268. On September 12, 1989, CSII was merged with and into the Company, with the Company as the surviving corporation. In November 1991, the Company effected a reverse split of its outstanding shares on a 1 for 100 basis. In November 1992, the Company completed a public offering of 350,000 Shares of Series A 12% Cumulative Convertible Preferred Stock. In March 1993, the Company completed an exchange offer converting all, except 64,575 preferred shares, into 2,171,657 shares of common stock. Subsequently. an additional 11,250 preferred shares have been converted into 52,988 shares of common stock.

     The Company is a licensee of one CHAMPIONS Sports Bar Restaurant and the exclusive supplier of sports memorabilia and consultant to Marriott International, Inc. (Marriott). Effective November, 1997, the Company sold the rights to the CHAMPIONS brand to Marriott and became a licensee of CHAMPIONS Sports Bar Restaurants and an exclusive supplier of sports memorabilia and a consultant to all new managed Marriott and Renaissance Hotel sports bar restaurants worldwide. At April 30, 1999, the Company owns the one CHAMPIONS Sports Bar Restaurant in San Antonio, Texas.


                (b)      Description of Business.

                  1.       Concept

     The Company operates a restaurant in San Antonio, Texas by the name of CHAMPIONS which has a sports theme concept that combines casual dining, sports viewing with strategic marketing and promotions. The CHAMPIONS popularity is defined in the CHAMPIONS motto: "Good

Food, Good Times, Good Sports." This concept is based, in large measure, on the format implemented in the first CHAMPIONS location which opened in the Georgetown section of Washington, D.C. in 1983. The Company does not own, operate or manage this property nor does it receive any revenues or continuing royalties therefrom. A strong food component was added to the original concept so that the CHAMPIONS in San Antonio, Texas is a full-fledged restaurant as well as bar. The sports theme of CHAMPIONS is based upon management's belief that sports appeals to most socio-economic, age and gender groups worldwide. The sports atmosphere at CHAMPIONS is created by the presence of hundreds of items of original sports memorabilia such as uniforms, sports equipment, posters, advertising, signs, magazine covers, official programs, film posters, and photographs from local, national and international celebrities and sporting events, past and present. The sports decor seeks to establish a feeling a comfort and belonging for all customers. In addition, CHAMPIONS atmosphere is enhanced by sports programming and viewing which is accomplished through a network of strategically placed TV monitors designed to continuously show local, national and international sporting events without taking away from the casual dining experience. Although sports is a theme in CHAMPIONS restaurants it is not the dominant factor. At the heart of the CHAMPIONS concept is the food. The menu, which attracts guests for lunch, happy hour and dinner, appeals to those interested in dining at a moderate price. It incorporates traditional American cuisine as well as popular regional items. CHAMPIONS average check is about $14.25 per person, placing it within the "casual dining" segment of the restaurant industry. This segment seeks to attract customers who want a higher quality of food and service than that commonly provided at "fast food" or "family style" restaurants.. Although no element of he CHAMPIONS concept is unique, the combination of food, atmosphere, sports memorabilia, sports viewing, marketing and promotions defines the concept.

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

                  2.       Operations

         As of the end of the fiscal year, the Company was engaged in the following types of operations:

         (i)  Company-Owned Operation

         The Company currently operates one Company-owned restaurant. This location is licensed from Marriott, royalty free, to use the name CHAMPIONS pursuant to a licensing agreement signed in FY 1998. This CHAMPIONS sports bar restaurant has been in operation since 1989 and is located in the River Center Mall in San Antonio, Texas. The San Antonio restaurant provided approximately 78% of the Company's revenues for FY 1999, as reflected in the consolidated financial statements included herein.

         (ii) Supplier of Sports Memorabilia and Consulting Services to Marriott

         Effective November 1997, the Company sold the rights to the CHAMPIONS brand to Marriott and became a licensee of CHAMPIONS Sports Bar Restaurants and an exclusive supplier of sports memorabilia and a consultant to all new managed Marriott and Renaissance Hotel sports bar restaurants worldwide. Under the terms of this agreement, Marriott is required to purchase sports memorabilia and for the Company to serve as a consultant for each new CHAMPIONS or like sports bar restaurant that opens in a new Marriott or Renaissance Hotel worldwide at the same prescribed prices (with increases pegged to the Consumer Price Index) as paid to the Company by Marriott in its previous agreement, except that Marriott will not pay any annual fees as before. In FY 1999, the Company signed agreements to provide sports memorabilia to Champions locations in Turkey, Panama, People's Republic of China, and Cancun, Mexico.

     Marriott hotel locations accounted for about 20% of the Company's revenues for FY 1999, as reflected in the consolidated financial statements included herein.

                  3.       Competition

         The food and beverage industry is highly competitive. Food and beverage businesses are affected by changing customer tastes, local and national economic conditions that affect spending habits, population shifts and traffic patterns. Quality of service, attractiveness of facilities and price are also important factors. The popularity of the concept of sports bar restaurants has spawned a number of companies seeking to capitalize on that market. While the Company believes that the Champions concept is superior, there are other "sports" bar restaurants in operation. The sports memorabilia business is also highly competitive. There is no assurance that the Company will be the exclusive supplier of sports memorabilia to all new Marriott and Renaissance Sports Bar Restaurants if its agreement with Marriott is not renewed in November, 1999.

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


                  6.        Employees


         As of April 30, 1999, the Company had 2 full-time employees in its corporate office in Arlington, Virginia and 45 employees (both management and hourly) at its San Antonio restaurant.



Item 2.           Properties.


         The Company is leasing, on a month to month basis, its corporate office space located at 2420 Wilson Blvd., Suite 214, Arlington, VA 22201. The Company's rental payments are $400 per month. The Company is leasing 5,289 square feet of space for its restaurant in San Antonio, TX pursuant to a lease which expires in November 2004. The lease provides monthly rental payments of $18,650 including CAM charges and real estate taxes. In addition, the lease requires a percentage of the unit's revenues at the location in excess of $1,745,000 per year.


Item 3.            Legal Proceedings.


     The Company knows of no material pending legal proceedings as to which the Company is a
                                       -6-
party or of which its properties are the subject, and no such proceedings are known to the Company to be contemplated by governmental authorities.


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

                                  Common Stock
                                            High                        Low
                                            $                           $
Fiscal 1999

         First Quarter                       0.50                      0.19

         Second Quarter                      0.27                      0.07

         Third Quarter                       0.14                      0.06

         Fourth Quarter                      0.09                      0.06

Fiscal 1998

         First Quarter                       0.68                      0.50

         Second Quarter                      0.75                      0.43

         Third Quarter                       0.59                      0.25

         Fourth Quarter                      0.36                      0.22








                  (b) Approximate Number of Holders of Common Stock and the Preferred Stock.

         The number of holders of record of the Company's common stock as of July 19 1999, was 2,150 and the Company estimates that there are approximately3,000 additional beneficial shareholders. There are about 30 beneficial holders of the Company's preferred stock as of July 19, 1999.


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


Item 6.            Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.

                  (a) Results of Operations for Fiscal Years 1999 and 1998.

                  Revenues

         For the fiscal year ended April 30, 1999, the Company's revenues decreased by 5.6% to $2,197,677 versus $2,327,778in fiscal year 1998.

         By component, food and beverage sales decreased 8.3% to $1,714,237 for FY1999 compared to $1,869,646 in FY 1998. The Company's management attributes the decrease in food and beverage sales to a delay in the NBA season during FY 1999 in which the customer count decreased. In FY 1998, the San Antonio CHAMPIONS benefitted from two, one time events, the Big Twelve Tournament and the NCAA Championship. The food to beverage ratio for the San Antonio location was approximately 60/40 for both comparable years.

         Revenues from merchandise and memorabilia sales and continuing license fees accounted for 19.8% of the Company's total revenue in FY 1999 compared to 18.1% in FY 1998. Sales of memorabilia are directly tied to the number of new Champions locations which open during the fiscal year. In FY 1999, the Company signed agreements to provide sports memorabilia to Champions locations in Turkey, Panama, People's Republic of China, and Cancun, Mexico. In FY 1998, the Company opened two Champions locations and received continuing licensing fees, which were discontinued in FY 1999 pursuant to the November, 1997 agreement with Marriott for the sale of the rights to the CHAMPIONS brand. During FY 1999, the Company received other revenues of $22,986 from vendor promotional rebates and commissions compared to $24,834 in FY 1998. Interest income represented 1% of the Company's total revenues in FY 1999 and less than 1% in the comparable year.

                           2.       Expenses

         The Company's cost of food and beverage during the year ended April 30, 1999 was 26.7% of related sales, compared to 27.6% in the preceding year. This slight decrease in product costs in FY 1999 is attributed to stable wholesale prices , as there was no retail price adjustments during either comparable year.

          Restaurant payroll and related costs remained constant during both comparable years at 35.09% of food and beverage sales in FY 1999 and 34.9% of related sales in FY1998. Restaurant occupancy costs for FY 1999 increased 8% to $206,888 from $191,644 due to increases in common area charges and real estate tax assessments passed through by the landlord.

         Other restaurant costs remained constant at 21.3% and 21.9% of related food and beverage sales. General and administrative costs incurred in FY 1999 were $346,176 and$341,734 in FY 1998. The primary components of G&A expenses are operating the Company's corporate office, including salaries. Interest expense in both FY 1999 and 1998 was less than 1% of the Company's expenses.

                               3. Profits / Losses

         For FY 1999 the Company's net income was $16,397 from its operations, before dividends accrued on the outstanding preferred stock of $67,290, creating a net loss available to common shareholders of $50,893.

         For FY 1998, the Company's net income was $354,182 before the dividend accrued on the outstanding preferred stock of $67,290, producing a net income available for common shareholders of $286,892. For FY 1998, the Company generated a profit of $71,481 on a consolidated basis, from its operations, and a $290,641 gain from the sales of the Champions brand and trademark to Marriott in FY 1998.


         (b) Liquidity and Capital Resources for Fiscal Years 1999 and 1998

     The Company's cash position on April 30, 1999 was $726,241 compared to $631,230 on April 30, 1998, an increase of $95,011.

          During the past fiscal year, the Company's operating activities generated cash in excess of expenses of $105,486. The Company realized a gain on the disposal of a fixed assets of $4,000, reduced its inventories by $49,418 and current liabilities by $20,233. The Company purchased equipment for $32,286 and repaid capitol lease for $5,756. Cash used to pay interest was $5,097. The Company's operating activities provided sufficient cash flow for the Company to meet its cash needs

         During FY 1998, the Company operating activities generated cash in excess of expenses of $422,708 including the one time gain for the sale of the Champions trademark and brand to Marriott. The Company's operating activities provided sufficient cash flow for the Company to meet its cash needs. Also, the Company reduced its current assets by nearly $19,000 and reduced its accounts payable and other accrued expenses by approximately $10,000. The Company utilized $17,225 to purchase new equipment and additional $17,201 to repay borrowings. The Company had an income tax expense of $7,490 in FY 1998.

     The Company's working capital as of April 30, 1999 was a $535,863 contrasted to a $549,005 on April 30, 1998.

         The Company is actively pursuing merger or acquisition candidates and other investment opportunities to meet its longer term liquidity needs. There is no assurance that the Company will be able to structure such a merger or acquisition on terms satisfactory to the Company.

                  (c)      Miscellaneous


         Stockholders' equity on April 30, 1999 was $887,670 compared to $938,563 on April 30, 1998. In FY 1999 and 1998, the Company's Board of Directors voted to defer payment of the 12% annual dividend of the Company's preferred stock, in the amount of $67,290 for each year, in order to preserve the Company's cash reserves. This dividend is cumulative and has been recorded on the Company's balance sheet as a current liability. In addition, in FY 1999 and 1998, the Board of Directors voted to defer the annual meeting of security holders in order to preserve the Company's cash reserves.

         The agreement between Business Expansion Capitol Corporation and Champions Sports expired in October, 1998 and was not renewed.

         This document contains "forward-looking statements" (within the meaning of the Private Securities Litigation Act of 1995) that inherently involves risk and uncertainties. The Company's actual result could differ materially for those anticipated in there forward-looking statements as a result of unforeseen external factors. These factors may include, but are not limited to, changes in general economic conditions, customer acceptance of products offered and other general competitive factors.


                   (d) Year 2000

         The Company has taken appropriate measures by purchasing software and computer equipment that is compliant with identifying the year 2000. However, the Company relies on outside vendors and financial institutions and there is no assurance that these vendors and financial institutions will be able to meet the year 2000 requirements.

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


                  The Executive Officers and Directors of the Company are as follows:

         NAME                       POSITION(S) PRESENTLY  HELD


James M. Martell                    Chairman,  President, Chief Executive
                                    Officer, Director

James E. McCollam                   Controller, Chief Accounting Officer,
                                    Corporate Secretary

Michael M. Tomic                    Director


         James M. Martell, age 52, has served as Chairman since November 1991and as President and Chief Executive Officer from May 1990 to June 1992 and from January 1993 to September 1993 and from March 1994 to the present and Director of the Company since its inception on June 4, 1985. Additionally, he served the Company as Vice President from October 1988 to May 1990, as Treasurer from June 1985 to January 1989, and as Secretary from June 1985 to January 1986. Mr. Martell is a director and officer of all of the Company's wholly-owned subsidiaries, except for the Been Corporation. From 1983 to 1987, Mr. Martell was a partner along with Mr. Tomic in Tomar Associates, a consulting company specializing in European-American joint ventures, venture capital financing, technology transfer, and corporate finance. From 1981 to 1983, Mr. Martell was a partner in International Group, a partnership involved in promoting national and international business development. From 1973 to 1981, he served in various administrative positions at the U.S. Department of Energy. Mr. Martell received a Bachelor of Science degree in Chemistry in 1968, and a Master of Science degree in Geochemistry in 1973, from George Washington University.

         James E. McCollam, age 52, has served as Chief Accounting Officer of the Company since July 1992 and Controller since May 1988. From 1984 to 1987 he was Controller of the Winston Group, Inc., a five unit food service organization in the Washington D.C. metropolitan area. From 1977 to 1983, he was the Controller of Capitol Hill Cabaret, Inc., an organization which owned and operated two restaurants and nightclubs in the Washington D.C. area. From 1973 to 1977, he was employed by Marriott Corporation in various positions in the corporate accounting department. He earned a Bachelor of Science degree in Finance from the University of Maryland 1970.

         Michael M. Tomic, age 53, has served as a Director of the Company since its inception on June 4, 1985. From June 1985 to January 1986, he also served as Vice President of the Company.

From 1983 to 1987, Mr. Tomic was a partner along with Mr. Martell in Tomar Associates, a consulting company specializing in European-American joint ventures, venture capital financing, technology transfer, and corporate finance. He received a Bachelor of Science degree in International Marketing and Economics in 1969 from the University of Maryland.

         George Naddaff, owner of Business Expansion Capitol Corporation, resigned from the Board of Directors of the Company after the agreement between Business Expansion Capitol Corporation and the Company expired in October, 1998.

        The term of office of each Director is until the next annual election of Directors and until a successor is elected and qualified or until the Director's earlier death, resignation or removal.


Item 10.          Executive Compensation.

         The following table sets forth cash compensation for services rendered during FY 1999, and 1998 which was paid by the Company to, or accrued by the Company for, each of the Company's most highly compensated executive officers whose cash compensation in such year equaled or exceeded $100,000.

Name and                       FY              Annual            Other
Principal Position             Year             Salary ($)       Compensation($)

James M. Martell,               1999               87,000              73,000
Chairman, President,&           1998               87,000              61,039
Chief Executive Officer

         In FY 1999 all officers of the Company as a group (2 in number) received cash compensation of $233,000. The Board of Directors has the right to change and increase the compensation of executive officers at any time. The Company has no arrangement by which any of its directors are compensated for services solely as directors, and these individuals will not receive any additional remuneration for their services as directors. The Company may from time to time pay consulting fees to its officers and directors.

         Except as described below, the Company has no compensatory plan or arrangement which would result in executive officers receiving compensation as a result of their resignation, retirement or any other termination of employment with the Company or its affiliates, or from a change in control of the Company or a change in responsibilities following a change in control of the Company.

         The Company entered into a five-year employment agreement with Mr. Martell in September 1993, under which Mr. Martell received a base annual salary of $128,000 and options to purchase 200,000 shares of the Company's Common Stock at $1.00 per share at any time prior to

September 6, 2001, whether or not Mr.Martell is an employee at such time. If there is a change in the management of the Company and such management acts contrary to the policy of the current Board, or if Mr. Martell's position as Chairman is terminated, Mr. Martell may resign and become entitled to liquidated damages determined pursuant to a formula prescribed in the contract. Since 1994, in order to preserve the Company's cash reserves, Mr. Martell has been receiving an annual base salary of $87,000 plus 20% of all fees received from international locations. This agreement was extended for one year in FY 1999.

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

         The Company has a Stock Option Plan intended to assist the Company in securing and retaining key employees and consultants by allowing them toparticipate in the ownership and growth of the Company through the grant of incentive and non qualified options. Incentive stock options granted under the Plan are intended to be "Incentive Stock Options" as defined by Section 422 of the Internal Revenue Code. An aggregate of 840,000 shares of Common Stock has been reserved for issuance under the Plan. As of April 30, 1999 all 840,000 shares are reserved and available for issuance.





Item 11.    Security Ownership of Certain Beneficial Owners and Management.

         As of July 19, 1999, the following were persons known to the Company to own beneficially more than 5% of the Company's outstanding Common Stock,

Name and Address of               Common Stock
  Beneficial Owner                Beneficially Owned                  Percentage

James M. Martell                      1,548,000                           18.2%
2420 Wilson, Blvd. Suite 214
Arlington, VA 22201

         The stock ownership by officers and directors of the Company and all officers and directors as a group are as follows:

                                              Common Stock
                                              Beneficially
                                              Owned
         Name       Title                     July 19, 1999             Percent

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

                  During FY 1999 and FY 1998, there were no related party transactions.

Item 13.          Exhibits and Reports on Form 8-K.

                 (a)   Index to Financial Statements                       PAGE

     Independent Auditor's Report                                           F-1

     Consolidated Balance Sheets as of April 30, 1999 and 1998              F-2

     Consolidated Statements of Operations for the Years Ended
              April 30, 1999 and 1998                                       F-3

     Consolidated Statements of Stockholder's Equity for the Years
              ended  April 30, 1999 and 1998                                F-4

     Consolidated Statements of Cash Flows for the Years ended
              April 30, 1999 and 1998                                       F-5

     Notes to the Consolidated Financial Statements                     F6/F-13

                  (b) There were no Form 8-K's filed during the last quarter of the period covered by this report.

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements
                        For The Year Ended April 30, 1999

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

PKF                                              PANNELL
worldwide                                        KERR
[graphics omitted]                               FORSTER  PC
                                                 Certified Public Accountants

                                                 10304 Eaton Place
                                                 Suite 440
                                                 Fairfax, VA 22030

                                                 Telephone (703) 385-8809
                                                 Telefax (703) 385-8890
                                                 pkfcpa@pfkwash.com


                          Independent Auditors' Report



To the Stockholders and Board of Directors
Champions Sports, Inc.
Arlington, Virginia


We have audited the consolidated balance sheets of Champions Sports, Inc. and subsidiaries as of April 30, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Champions Sports, Inc. and subsidiaries at April 30, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                                   /s/ Pannell Kerr Forster PC




June 14, 1999


                                                                              2
                                                                             --
                               CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                                     Consolidated Balance Sheets

                                               Assets
                                                                                 April 30
                                                                     ---------------------------------
                                                                          1999              1998
                                                                     ---------------   ---------------
Current assets
    Cash and cash equivalents                                              $726,241          $631,230
    Accounts receivable - trade                                                 800               612
    Inventories                                                              20,176            69,594
    Prepaid expenses                                                          3,232             3,850
    Deferred tax asset (note 2)                                             207,952           207,952
                                                                     ---------------   ---------------
            Total current assets                                            958,401           913,238
                                                                     ---------------   ---------------

Property and equipment
    Furniture and equipment                                                 539,139           530,531
    Leasehold improvements                                                  570,962           570,962
                                                                     ---------------   ---------------
                                                                          1,110,101         1,101,493
    Accumulated depreciation and amortization                              (729,420)         (700,356)
                                                                     ---------------   ---------------
                                                                            380,681           401,137
                                                                     ---------------   ---------------
Other assets
    Deposits                                                                 11,052            13,065
                                                                     ---------------   ---------------
            Total assets                                                 $1,350,134        $1,327,440
                                                                     ===============   ===============

                                Liabilities and Stockholders' Equity

Current liabilities
    Accounts payable                                                        $36,817           $42,672
    Dividend payable on preferred stock (note 6)                            336,450           269,160
    Other accrued expenses                                                   38,023            48,038
    Current portion of deferred lease concession                              4,363             4,363
    Current portion of capital lease obligation (note 4)                      6,885                 -
                                                                     ---------------   ---------------
            Total current liabilities                                       422,538           364,233
                                                                     ---------------   ---------------

Capital lease obligation, net of current portion (note 4)                    19,645                 -
Deferred lease concession, net of current portion                            20,281            24,644
                                                                     ---------------   ---------------
                                                                     ---------------   ---------------
            Total liabilities                                               462,464           388,877
                                                                     ---------------   ---------------

Commitments and contingencies (notes 3, 4, and 5)

Stockholders' equity (notes 6 and 7)
    Preferred stock
      Series A, 12% Convertible Cumulative; $10 par value;
      preferred as to dividends and liquidation; 56,075 shares
      authorized; 55,775 and 56,075 shares issued and
      outstanding for 1999 and 1998, respectively                           557,752           560,752
    Common stock, par value $.001 per share, 50,000,000
      shares authorized; 8,501,977 and 8,500,564 shares
      issued and outstanding for 1999 and 1998, respectively                  8,502             8,501
    Additional paid-in capital                                            5,311,111         5,308,112
    Accumulated deficit                                                  (4,989,695)       (4,938,802)
                                                                     ---------------   ---------------
            Total stockholders' equity                                      887,670           938,563
                                                                     ---------------   ---------------
            Total liabilities and stockholders' equity                   $1,350,134        $1,327,440
                                                                     ===============   ===============

See notes to consolidated financial statements



                                                                             3

                              CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                               Consolidated Statements of Operations

                                                                         Years Ended April 30
                                                                  -----------------------------------
                                                                       1999               1998
                                                                 ----------------   ----------------
Revenue
    Food and beverage                                                  $1,714,237         $1,869,646
    Merchandise, memorabilia and continuing
      license fees                                                        435,843            421,442
    Interest income                                                        24,601             11,856
    Other income                                                           22,986             24,834
                                                                  ----------------   ----------------
                                                                        2,197,667          2,327,778
                                                                  ----------------   ----------------
Costs and expenses
    Cost of food and beverage sales                                       457,455            515,775
    Cost of merchandise, memorabilia and
      continuing license fees                                             136,753             88,315
    Restaurant payroll and related costs                                  600,516            652,901
    Restaurant occupancy costs                                            206,888            191,644
    Other restaurant costs                                                364,911            409,479
    General and administrative                                            346,176            341,734
    Depreciation and amortization                                          63,474             55,994
    Interest                                                                5,097                455
                                                                  ----------------   ----------------
                                                                        2,181,270          2,256,297
                                                                  ----------------   ----------------

Operating income                                                           16,397             71,481

Gain on sale of name and trademarks (note 5)                                    -            290,641
                                                                  ----------------   ----------------

Income before income tax expense                                           16,397            362,122

Income tax expense (note 2)                                                     -              7,940
                                                                  ----------------   ----------------

             Net income                                                    16,397            354,182

Less preferred stock dividends                                            (67,290)           (67,290)
                                                                  ----------------   ----------------

             Net income (loss) available to common
               stockholders                                              $(50,893)          $286,892
                                                                  ================   ================

Basic earnings (loss) per share                                             $(.00)            $.03
                                                                  ================   ================

Earnings (loss) per common share - assuming
  dilution                                                                 $(.00)             $.03
                                                                  ================   ================


See notes to consolidated financial statements


                                                                              4
                                                              CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                                                          Consolidated Statements of Stockholders' Equity
                                                            For The Years Ended April 30, 1999 and 1998

                                                                           Series A, 12%
                                                                       Convertible Cumulative
                                          Common Stock                     Preferred Stock
                                                                                         Additional
                                                 Amount                  Amount          Paid-in         Accumulated
                                     Shares      at Par      Shares      at Par          Capital           Deficit       Total
                                     -----------------------------------------------------------------------------------------


Balance, April 30, 1997               8,500,564      $8,501      56,075    $560,752       $5,308,112      $(5,225,694) $651,671

For the year ended April 30, 1998
  Dividend on preferred stock
    accrued and unpaid                        -           -           -           -                -          (67,290)  (67,290)

Net income                                    -           -           -           -                -          354,182   354,182
                                     -------------------------------------------------------------------------------------------


Balance, April 30, 1998               8,500,564       8,501      56,075     560,752        5,308,112       (4,938,802)  938,563

For the year ended April 30, 1999
  Dividend on preferred stock
    accrued and unpaid                        -           -           -           -                -          (67,290)  (67,290)

Preferred stock converted
    to common (note 6)                    1,413           1        (300)     (3,000)           2,999                -         -

Net income                                    -           -           -           -                -           16,397    16,397
                                      ------------------------------------------------------------------------------------------

Balance, April 30, 1999               8,501,977      $8,502      55,775    $557,752       $5,311,111      $(4,989,695) $887,670
                                      =========      ======      ======    ========       ==========      ===========  ========



See notes to consolidated financial statements


                                                                             5
                              CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                               Consolidated Statements of Cash Flows
                          Increase (Decrease) in Cash and Cash Equivalents


                                                          Years Ended April 30
                                                   ----------------------------
                                                        1999          1998
                                                        ----          ----

Cash flows from operating activities:
    Net income                                             $16,397   $354,182
    Adjustments to reconcile net income to net
      cash provided by operating activities:
       Depreciation and amortization                        63,474     55,994
       Gain on disposal of asset                            (4,000)         -
       Changes in assets and liabilities:
          Accounts receivable                                 (188)    14,987
          Inventories                                       49,418    (11,675)
          Prepaid expenses                                     618     15,324
          Deferred income taxes                                  -      7,940
          Accounts payable                                  (5,855)    (6,986)
          Other accrued expenses                           (10,015)    (2,695)
          Deferred lease concessions                        (4,363)    (4,363)
                                                   ---------------- ----------
             Net cash provided
               by operating activities                     105,486    422,708
                                                   ---------------- ----------

Cash flows from investing activities:
    Purchases of property and equipment(net of
      deposits applied)                                     (4,719)   (17,225)
    Deposits                                                     -     (2,013)
                                                   ---------------- ----------
             Net cash (used) by
              investing activities                          (4,719)   (19,238)
                                                   ---------------- ----------

Cash flows from financing activities:
    Principal payments on capital lease                     (5,756)   (17,201)
                                                   ---------------- ----------

Net increase in cash and cash equivalents                   95,011    386,269

Cash and cash equivalents at beginning of year             631,230    244,961
                                                   ---------------- ----------
Cash and cash equivalents at end of year                  $726,241   $631,230
                                                   ================ ==========

Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                  $5,097       $455
                                                   ================ ==========


See notes to consolidated financial statements

                                                                             6
                 CHAMPIONS SPORTS , INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                                 April 30, 1999


Note 1 - Organization and summary of significant accounting policies

Organization

Champions Sports, Inc., (Company) a Delaware corporation, promotes a sports theme restaurant bar concept through Company owned and licensed operations. Effective November 1997, the Company sold the rights to the Champions brand to Marriott International, Inc. (Marriott) and became a licensee of Champions Sports Bar Restaurants (note 5). The Company is an exclusive supplier of sports memorabilia and a consultant to all new Champions Sports Bars located in Marriott and Renaissance Hotels worldwide. At April 30, 1999, the Company owns and licenses, without any royalty fee, one Champions Sports Bar Restaurant.

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

Property and equipment are stated at cost. Depreciation is computed from the date property is placed in service using the straight-line method over estimated useful lives as follows:

                                                                    Life

                 Furniture and equipment                         5-15 years

                 Leasehold improvements              Remaining term of the lease

Depreciation and amortization expense for the years ended April 30, 1999 and 1998, was $63,474 and $55,994, respectively.

License fee revenue

Initial license fees were recognized as revenue when all material services provided for in the license agreement had been substantially performed by the Company. Continuing license fees were recognized over the period of time to which they related.

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES

                                 April 30, 1999


Note 1 - Organization and summary of significant accounting policies (continued)

Inventories

Inventories consist of goods and supplies held for sale in the ordinary course of business and are stated at the lower of cost, determined on the first-in first-out basis, or market. The components of inventories at April 30, 1999 and 1998, were as follows:

                                                          1999       1998
                                                       ---------- ----------

             Restaurant food and beverage                 $13,561    $28,603
             Promotional merchandise for sale to
               restaurant customers                         6,615      8,786
             Memorabilia for sale                               -     32,205
                                                    -------------   --------

                                                          $20,176    $69,594
                                                          =======    =======

Net income (loss) per share

Basic earnings per common share is computed by dividing the net income reduced by preferred stock dividends by the weighted average number of common shares outstanding during the period.

The weighted average number of common shares used to compute earnings per share is:

                                              At April 30, 1999

                             (Loss) available to           Common         Per
                             Common Stockholders           Shares        Share

       Basic (loss) per
         Common Share                 $(50,893)             8,501,977  $ (.00)
                                      ========              =========

The stock options (note 7) and convertible preferred shares are antidilutive and, therefore, are excluded from the computation of basic earnings per share.

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES

                                 April 30, 1999


Note 1 - Organization and summary of significant accounting policies (continued)

Net income (loss) per share (continued)

                                         At April 30, 1998
                           (Loss) available to   Common   Per
                           Common Stockholders   Shares   Share

 Basic earnings per
   Common Share              $286,892        8,500,564   $ .034   Dilutive
 Options                            -           88,889
                            ---------        ---------
 Assuming dilution            286,892        8,589,453     .033   Dilutive

 Convertible preferred
   stock                       67,290          264,113
                             --------        ---------
 Assuming full conversion
   which results in
      anti-dilution          $354,182        8,853,566     .040   Anti-dilutive
                             ========        =========

The convertible preferred shares are anti-dilutive and, therefore, are excluded from the computation of diluted earnings per share.

Cash and cash equivalents

The statements of cash flows are prepared on the basis of cash and cash equivalents. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less, unless restricted as to use, to be cash equivalents. At April 30, 1999, the Company had amounts on deposit at financial institutions in excess of federally insured limits.

Income taxes

To the extent that taxable income differs from financial reporting net income due to temporary differences, deferred taxes are recognized.

Financial statement estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES

                                 April 30, 1999

Note 1 - Organization and summary of significant accounting policies (continued)

Fair value of financial instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate fair values because of the short maturities of these instruments.

Note 2 - Income taxes

Income tax (benefit) expense consists of the following for the years ended April 30, 1999 and 1998:

                                               1999                 1998
                                           --------             --------

         Current                            $     -            $     -
         Deferred                             2,669              137,810
         (Increase) decrease in
          valuation allowance                (2,669)            (129,870)
                                        ------------           ----------
             Total income tax expense       $    -             $  7,940
                                        ============           ==========

Temporary differences which give rise to deferred tax assets and liabilities are as follows:

                                                   1999                1998
                                              --------------      -------------

 Deferred tax assets and (liabilities)
   Deferred rent concessions                   $     10,071        $     11,011
   Net operating losses available
    for carryforward                              1,393,451           1,382,188
   Depreciation                                      16,076              16,119
   Tax credits available for carryforward                 -               7,611
                                              -------------       --------------
          Total deferred tax assets               1,419,598           1,416,929
   Valuation allowance                           (1,211,646)         (1,208,977)
                                                -----------          -----------
          Net deferred tax assets               $   207,952         $   207,952
                                                ===========          ===========

A reconciliation of income taxes computed at Federal statutory rates to income taxes recorded by the Company is as follows:
                                                        Years Ended April 30
                                                         1999           1998

    Federal income taxes at statutory rate          $      1,810     $  123,121
    State income taxes net of Federal income
      tax benefit                                            477         14,341
    Effect of non-deductible expenses                        382            348
    Change in valuation allowance                         (2,669)      (129,870)
                                                   -------------    -----------
             Total income tax expense               $          -     $  7,940
                                                    ============     ==========

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                                 April 30, 1999

Note 2 - Income taxes (continued)

At April 30, 1999, the Company has net operating loss carryforwards of approximately $3,873,000 for tax reporting purposes. The net operating loss carryforwards for income tax purposes expire approximately as follows:

                                            2005            $   143,000
                                            2006                  9,000
                                            2007                561,000
                                            2008              1,004,000
                                            2009              1,915,000
                                            2011                 11,000
                                            2012                 28,000
                                                          -------------
                                                             $3,671,000

During the years ended 1999 and 1998, the Company used net operating losses of approximately $46,000 and $399,000, respectively, to offset taxable income.

Note 3 - Commitments and contingencies

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

Rental expense charged during the years ended 1999 and 1998 was $174,279 and $174,217, respectively. There were no contingent rentals in 1999 or 1998. Future minimum payments under the noncancellable restaurant lease as of April 30, 1999, are as follows:

                                            2000       $140,158
                                            2001        140,158
                                            2002        140,158
                                            2003        140,158
                                            2004        140,158
                                                      ---------
                                            Total      $700,790
                                                       ========

Note 4 - Capital lease obligation

The Company is the lessee of equipment under a capital lease effective July 1998. The equipment cost of $32,286 is depreciated over its useful life, and such depreciation is included in the depreciation expense for 1999.

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES

                                 April 30, 1999

Note 4 - Capital lease obligation (continued)

Minimum future lease payments under the capital lease as of April 30, 1999 are as follows:

           2000                                                 $11,841
           2001                                                  11,841
           2002                                                  11,841
           2003                                                   1,974
                                                              ---------
           Total future minimum lease payments                   37,497
           Less interest                                        (10,967)
                                                               --------
         Principal payments due                                  26,530
         Less current portion                                    (6,885)
                                                                $19,645

Note 5 - Marriott license

The Company had a trademark license agreement with Marriott International, Inc., which granted Marriott a non-exclusive license to use the proprietary Champions trademark at Marriott's primary market areas within the United States. Marriott was required to pay an annual royalty of $6,250 within the United States and $9,261 for locations outside the United States, to be adjusted annually for increases in the Consumer Price Index, for each Champions Sports Bar operated by Marriott. The Company was required to provide the sports memorabilia for each new Champions Sports Bar opened by Marriott. The agreement was terminated in November 1997 and replaced by Consulting Services and a Sports Memorabilia Supply Agreement for an initial term of two years and a renewal at Marriott's option of an additional two years. Also, the Company sold the rights to the Champions brand to Marriott International, Inc., and became a licensee of Champions Sports Bar Restaurants. Currently, the Company is an exclusive supplier of sports memorabilia and a consultant to all new Champions Sports Bars located in Marriott and Renaissance Hotels worldwide.

Total annual license and memorabilia fees under this agreement were $403,244 and $380,988 for 1999 and 1998, respectively.

Note 6 - Preferred stock

The Series A preferred stock pays a dividend of 12 percent per annum, and the dividends are cumulative and are to be accrued on the Company's books if not paid. The dividend may be paid in common stock of the Company at the Company's discretion. The number of shares comprising the dividend paid in common stock shall be determined by dividing $1.20 by the closing bid price for the common stock on the payment date. The Series A preferred stock is preferred in liquidation or dissolution up to the amount of their par value ($10 per share). The Series A preferred stock is convertible into 4.71 shares of the Company's common stock. There were conversions of 300 shares of Series A preferred stock in 1999 and no conversions in 1998.

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES

                                 April 30, 1999


Note 6 - Preferred stock (continued)

For each of the five fiscal years ended April 30, 1999, the Company's Board of Directors voted to defer payment of the annual dividend on the Series A preferred stock in the amount of $67,290 for each year. Preferred stock dividends in arrears at April 30, 1999 aggregated $336,450 ($6.03 per share).

Note 7 - Common stock

Options to purchase a total of 450,000 shares at $1.00 per share were granted to two executive officers during fiscal 1994. The options expire if not exercised by September 2001. No options were exercised as of April 30, 1999.

Options to purchase a total of 1,300,000 shares of common stock at an exercise price of $.05 were granted to two executive officers in July 1995. An officer exercised an option to purchase 1,200,000 of these shares in December 1995 for $60,000 cash. The remaining options of 100,000 shares of common stock expire if not exercised by July 2000. The effect of valuing the stock options as required by the Statement of Financial Accounting Standards Number 123, "Accounting for Stock Based Compensation", at April 30, 1999, is not material to the Company's consolidated financial statements.

During fiscal 1993, the Company adopted a compensatory stock option plan for key employees or consultants of the Company and its subsidiaries. The total number of shares of the Company's common stock, which may be issued under the plan, is 840,000. The plan expires on August 2, 2002.
No options have been granted under the plan as of April 30, 1999.

Stock option activity is summarized as follows:

                                                             Weighted average
                                             Number of shares  exercise price


         Outstanding, April 30, 1997               550,000         $ 0.83
              Granted                                    -              -
              Exercised                                  -              -
                                             -------------      ---------
         Outstanding, April 30, 1998               550,000           0.83
              Granted                                    -              -
              Exercised                                  -              -
                                             -------------      ---------
         Outstanding, April 30, 1999               550,000         $ 0.83
                                                   =======         ======

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES

                                 April 30, 1999


Note 7 - Common stock (continued)

The following table summarizes information about stock options outstanding and exercisable at April 30, 1999.

             Outstanding                        Exercisable

                                        Weighted             Weighted
 Option         Number   Weighted       Average  Number      Average
  Price            of     Average       Exercise    of       Exercise
 Range          Shares     Life         Price    Shares       Price

$.05 - $1.00   550,000   1.8 years       $0.83   550,000      $0.83

Note 8 - Non-cash investing and financing activities

A summary of non-cash investing and financing activities for the years ended April 30, 1999 and 1998, is as follows:
                                                    1999             1998
                                                 ---------        ----------

  Cumulative dividend on preferred
    stock not yet paid                             $67,290           $67,290

  Equipment acquired through capital lease         $32,286      $          -

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CHAMPIONS SPORTS, INC




                                  By: /s/ James E. McCollam
                                         James E. McCollam
                            Chief Accounting Officer and Controller
                                       Date: July 29, 1999


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                  By: /s/ James M. Martell
                                        James M. Martell
                                        Chairman and President
                                        Date: July 29, 1999


                                  By: /s/ Michael M. Tomic
                                         Michael M. Tomic
                                         Director
                                         Date: July 29, 1999