Form 10QSB
period 1999-07-31
CHAMPIONS SPORTS INC
filed 1999-09-14
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


         Mark One
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    [X ] THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended         July 31, 1999

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

         As of September 9,1999, the Registrant had a total of 8,513,591 shares of common stock outstanding.

                             CHAMPIONS SPORTS, Inc.
                                   FORM 10-QSB

                                      INDEX

                                                                            Page

Part I.           Financial Information

                  Item 1.     Financial Statements

                  Consolidated Balance Sheets as of
                    July 31, 1999 (unaudited) and
                    April 30, 1999                                         3

                  Consolidated Statements of Operations:
                    Three months ended
                    July 31, 1999, and  July 31, 1998,
                            (unaudited)                                    4

                  Consolidated Statements of Cash Flows:
                      Three months ended July 31, 1999, and
                           July 31,1998 (unaudited) 5

                  Notes to Consolidated Financial Statements               6

                  Item 2.     Management's Discussions and
                         Analysis of Financial Condition
                           and Results of Operations 7

Part II.          Other Information and Signatures

                  Item 4.    Submission of Matters to a Vote
                                    of Security Holders                    9

                  Item 6.    Exhibits and Reports on Form 8-K              9

                  Signatures                                              10

                     Champions Sports, Inc. and Subsidiaries
                           Consolidated Balance Sheets

                                                     JULY 31           APRIL 30
                                                      1999               1999
                                                   (UNAUDITED)
                                     ASSETS
Current assets
   Cash and cash equivalents                         $638,416          $726,241
   Accounts receivable - trade                            703               800
   Inventories                                         22,582            20,176
   Prepaid  expenses                                   10,546             3,232
   Deferred tax asset                                 207,952           207,952
                                                      -------           -------
         Total current assets                         880,198           958,401

Property and Equipment
   Furniture and Equipment                            539,139           539,139
   Leasehold improvements                             570,962           570,962
                                                      -------           -------
                                                    1,110,101         1,110,101
   Accumulated depreciation and amortization         (742,909)         (729,420)
                                                     --------          --------
                                                      367,192           380,681
Other assets
   Deposits                                            11,052            11,052
    Investments                                       167,030                 -
                                                      -------           -------
         Total assets                              $1,425,472        $1,350,134
                                                   ==========        ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                   $99,749           $36,817
   Dividend payable on preferred stock                336,450           336,450
   Notes payable                                        6,885             6,885
   Other accrued expenses                              35,917            38,023
   Current portion of deferred
     lease concession                                   4,363             4,363
                                                        -----             -----
         Total current liabilities                    483,364           422,538

Deferred lease concession
     (excluding current portion)                       19,553            20,281
Note payable, excluding current portion                18,592            19,645

Commitments and contingencies

Stockholders' equity
   Preferred stock:
    Series A, 12% convertible cumulative,
      par value $10 per share, preferred as to
      dividends and liquidation: 56,075 shares
      authorized: 53,325 and 55,775  issued
      and outstanding at
      July 31 and April 30, 1999                      533,250           557,752

   Common stock, par value $.001 per share,
      50,000,000 shares authorized: 8,513,591
      and  8,500,638 shares issued and
      outstanding at July 31 and April 30, 1999         8,504             8,502

    Additional paid-in capital                      5,335,419         5,311,111
    Accumulated deficit                            (4,973,210)       (4,989,695)
                                                   ----------        ----------
          Total stockholders' equity                  903,962           887,670

          Total liabilities and
           stockholders' equity                    $1,425,472        $1,350,134
                                                   ==========        ==========

See notes to consolidated financial statements

                             CHAMPIONS SPORTS, INC.
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                       Three months
                                                       ended July 31,
                                                1999                 1998
                                                ----                 ----


Revenue
   Food and beverage sales                     $523,212             $457,512
   Merchandise, memorabilia
      and consulting fee                        104,726               83,584
   Interest income                                6,800                6,111
   Other income                                   4,536                8,235
                                                  -----                -----
                                               $639,273             $555,443


Expense
   Cost of food and beverage sales              132,964              123,513
   Cost of merchandise and
      memorabilia sales                          38,403               24,686
   Restaurant payroll and related costs         172,046              150,743
   Restaurant occupancy costs                    52,695               52,494
   Other restaurant costs                        95,846               90,987
   General and administrative                   116,598               76,686
   Depreciation and amortization                 12,220               13,567
   Interest expense                                 920                    -
                                                    ---
                                                621,692              532,676

Net Income                                      $17,581              $22,767

Less preferred stock dividends                  $15,998              $16,800
                                                -------              -------

Net income (loss) available to
     common share holders                        $1,584               $5,967
                                                 ======               ======

Basic earnings per share                          $0.00                $0.00
                                                  =====                =====

Earnings per common share
       - assuming full dilution                   $0.00                $0.00
                                                  =====                =====

See notes to consolidated financial statements

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                       For the three months ended July 31,

                                                       1999               1998
                                                       ----               ----

Cash flows from operating activities:
   Net income                                        $17,581            $22,767
   Adjustments to reconcile net income
   to cash provided by
   (used ) by operating activities:
    Depreciation and amortization                     12,201             13,567
  Changes in asset and liabilities
      Accounts receivable                                 97                (38)
      Inventories                                     (2,406)            18,191
      Prepaid expenses                                (7,314)            (8,145)
      Accounts payable                                62,932              6,971
      Other accrued expenses                          (2,106)            (6,520)
      Deferred lease concessions                        (727)              (363)
                                                        ----               ----
    Net cash provided (used)
      by operating activities                         80,258             46,430

Cash flows from investing activities:
   Purchase of restricted securitites               (100,000)                 -
   Purchase of marketable investment securitites     (67,030)                 -
                                                     -------                 ---

     Net cash provided by investing activities      (167,030)                 -


Cash flows from financing activities:
   Repayment of borrowings                            (1,053)                 -
                                                      ------                ---

     Net cash provided (used)
       by financing activities                        (1,053)                 -
Net increase  (decrease)
     in cash and cash equivalents                    (87,825)            46,430

Cash and cash equivalents
     at beginning of year                             726,241           631,230
Cash and cash equivalents at July 31                  638,416           677,660
                                  ==                  =======           =======

Supplemental disclosure of cash flow information:
  Cash paid during the period  for interest               919                  -

See notes to consolidated financial statements

                             CHAMPIONS SPORTS, INC.

                   Notes to Consolidated Financial Statements

                                  July 31, 1999

Summarized Financial Information

Company or group of companies for which report is filed:

CHAMPIONS Sports, Inc. and Subsidiaries

The consolidated balance sheet as of July 31, 1999, the consolidated statements of operations and the consolidated statements of cash flows for the three months ended July 31, 1999 and July 31,1998 have been prepared by the company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at July 31, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 10-KSB as of April 30, 1999. The results of operations for the period ended July 31, 1999 are not necessarily indicative of the operating results for the full year.

     Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Results of Operation
--------------------

         For the three month period ended July 31, 1999, the Company's net income was $17,581, and the net income available to common shareholders was $1,584 ($0.00 per common share). For the three months ended July 31, 1998, the net income was $22,767 and the net income available to common shareholders of $5,967 ($0.00 per common share). The Company's assets increased to $1,425,472 at July 31, 1999 from $1,350,134 at April 30, 1999.


Revenues
--------

         The Company's total revenues were $639,273 for the three months ended July 31, 1999 versus $555,443 for the three month period ended July 31, 1998, an increase of $83,830 or 15.1%. By component, food and beverage sales increased 14.3% from the previous year for the three months ended July 31, 1999. This increase in food and beverage sales is attributed to a increase in customer volume during the NBA championship playoff games held in San Antonio during June 1999, as there were no material price increases for menu items. Merchandise, memorabilia and consulting revenues increased 25.3% for the three months ended July 31, 1999 to $104,726 compared to $83,584 during the comparable period in the prior year. This increase is attributed to the increase in merchandise sales at the San Antonio location. Interest income was 1.1% of the Company's total revenue for both comparable periods. Other income represented approximately 1.0% of total revenues for the three months ended July 31, 1999 and 1998.


Expenses
--------

         Cost of food and beverage was 25.4% of related sales for the three months ended July 31, 1999 compared to 27.0% for the three months ended July 31, 1998. Cost of merchandise and memorabilia sales for the three months ended July 31, 1998 was $38,403 compared to $24,686 in the preceding year. Restaurant payroll and related costs were 32.9% of related food and beverage sales for the three months ended July 31, 1999 and 1998. Restaurant occupancy costs remained constant for both comparable periods. Other restaurant costs also remained constant during both periods at approximately 19% of food and beverage sales. General and administrative expense for the Company's corporate office was 18.2% of the Company's total revenues for the three months ended July 31, 1999 compared to 13.8 % of total revenues for the three months ended July 31, Depreciation and amortization expense decreased to $12,220 during the three months ended July 31, 1999 from $13,567 during the three months ended July 31, 1998, as some of the Company's restaurant equipment has become fully depreciated.

Liquidity and Capital Resources
-------------------------------

         The Company's cash position on July 31, 1999 was $638,416 compared to $726,241 on April 30, 1999, a decrease of $87,825. For the three month ended July 31, 1999, the Company's operating activities provided net cash of $80,258. The Company used its cash to repay equipment leases for $1,053. The Company purchased marketable investment securities for $67,030 and restricted securities for $100,000. For the three months ended July 31, 1998, the Company operating activities provided $46,430 in cash. During the three months ended July 31, 1998, the Company did not use any funds for investing. The Company met its cash needs during the three months ended July 31, 1999 and 1998 from its revenues and from cash flow from its San Antonio, Texas operation. The Company anticipates that it will be able to meet its cash requirements for the next twelve months from its cash reserves and from its operating activities.

     The Company's working capital was $396,834 on July 31 1999 and $535,863 on April 30, 1999.

     Stockholder's equity was $903,962 as of July 31, 1999 compared to $887,670 as of April 30, 1999.

         The Company continues to review and evaluate its operations and priorities. The Company is actively pursuing merger or acquisition candidates and other opportunities to met its longer term liquidity needs. There is no assurance that the Company will be able to structure a merger or acquisition on terms satisfactory to the Company.


Other
-----

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



YEAR 2000
---------

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

                             CHAMPIONS Sports, Inc.




                                /s/ James Martell
                               -----------------
                                  James Martell
                               Chairman, President and Chief Executive Officer



                               /s/   James E. McCollam
                               -----------------------
                                James E. McCollam
                               Corporate Secretary, Chief Accounting
                                    Officer and Controller




September 14, 1999