Form 10QSB
period 1999-10-31
CHAMPIONS SPORTS INC
filed 1999-12-15
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB




         Mark One
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           [X ]   THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended         October 31, 1999

                                                     OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF [ ] THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to

         Commission file number         0-17263


                             CHAMPIONS SPORTS, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


                           Delaware        52-1401755
                        -------------------------------
                (State or other jurisdiction of  (I.R.S. Employer
                        organization)             Identification No.)

              Suite 214, 2420 Wilson Boulevard, Arlington, VA 22201
              -----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

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

         As of December 10, 1999 the Registrant had a total of 8,513,591 cares of common stock outstanding.

                             CHAMPIONS SPORTS, Inc.

                                   FORM 10-QSB

                                      INDEX

                                                                     Page

Part I.  Financial Information

                  Item 1.  Financial Statements

                  Consolidated Balance Sheets as of
                    October 31, 1999(unaudited) and
                    April 30, 1999                                     3

                  Consolidated Statements of Operations:
                    Three months and six months ended
                    October 31, 1999, and  October 31, 1998,
                            (unaudited)                                4

                  Consolidated Statements of Cash Flows:
                    Six months ended October 31, 1999, and
                    October  31, 1998 (unaudited)                      5

                  Notes to Consolidated Financial Statements           6

                  Item 2.  Management's Discussions and
                           Analysis of Financial Condition
                           and Results of Operations                   7

Part II. Other Information and Signatures

                  Item 4.  Submission of Matters to a Vote
                           of Security Holders                         9

                  Item 6.  Exhibits and Reports on Form 8-K            9

                  Signatures                                           10

                     Champions Sports, Inc. and Subsidiaries
                           Consolidated Balance Sheets


                                                   OCT 31,        APRIL 30
                                                    1999            1999
                                                (UNAUDITED)
                                  ASSETS
Current assets
   Cash and cash equivalents                       $524,470      $726,241
   Marketable securities                            111,059             -
   Accounts receivable - trade                       75,831           800
   Inventories                                       25,042        20,176
   Prepaid  expenses                                  8,725         3,232
   Deferred tax asset                               207,952       207,952
                                                    -------       -------
         Total current assets                       953,079       958,401

Property and Equipment
   Furniture and Equipment                          540,287       539,139
   Leasehold improvements                           570,962       570,962
                                                    -------       -------
                                                  1,111,249     1,110,101
   Accumulated depreciation
     and amortization                              (755,014)     (729,420)
                                                   --------      --------
                                                    356,235       380,681
Other assets
   Deposits                                          11,052        11,052
    Investments                                     100,000             -
                                                    -------        ------

         Total assets                            $1,420,366    $1,350,134
                                                 ==========    ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
   Accounts payable                                 $79,278       $36,817
   Dividend payable on preferred stock              336,450       336,450
   Notes payable                                      6,885         6,885
   Other accrued expenses                            32,947        38,023
   Current portion of
   deferred lease concession                          4,363         4,363
                                                      -----         -----
         Total current liabilities                  459,923       422,538

Deferred lease concession
(excluding current portion)                          18,463        20,281
Note payable, excluding current portion              17,465        19,645

Commitments and contingencies

Stockholders' equity
   Preferred stock:
    Series A, 12% convertible cumulative,
      par value $10 per share,
      preferred as to dividends and liquidation:
      56,075 shares authorized: 53,325 and 55,775
      issued and outstanding at
      October 31 and April 30, 1999                 533,250       557,752

   Common stock, par value $.001 per share,
   50,000,000 shares authorized: 8,513,59
   and  8,500,638 shares issued and
   outstanding at October 31 and April 30, 1999       8,504         8,502

   Additional paid-in capital                     5,334,322     5,311,111
   Accumulated deficit                           (4,951,561)   (4,989,695)
                                                 ----------    ----------
    Total stockholders' equity                      924,515       887,670

    Total liabilities and stockholders' equity   $1,420,366    $1,350,134
                                                 ==========    ==========

See notes to consolidated financial statements


                             CHAMPIONS SPORTS, INC.
                      Consolidated Statement of Operations
                                   (Unaudited)

                                                Three months            Six months
                                               ended October 31        ended October 31
                                               1999       1998         1999          1998
                                               ----       ----         ----          ----

Revenue
   Food and beverage sales                   $393,356   $409,568      $916,568     $867,080
   Merchandise, memorabilia
      and consulting fees                      85,818     10,641       190,544       94,225
   Interest income                              5,390      6,107        12,190       12,218
   Other income                                 3,547      2,019         8,083       10,254
                                                -----      -----         -----       ------
                                             $488,112   $428,335     1,127,385     $983,777

Expense
   Cost of food and beverage sales            103,194    110,475       236,158      233,988
   Cost of merchandise and memorabilia         22,367     6,318         60,770       31,004
   Restaurant payroll and related costs       142,454    147,022       314,500      297,766
   Restaurant occupancy costs                  51,158     54,513       103,853      107,007
   Other restaurant costs                      77,477     98,367       173,323      189,354
   General and administrative                  57,959     87,615       174,557      164,301
   Depreciation and amortization               12,105     13,567        24,325       27,134
   Interest expense                               846        -            1766            -
                                               ------     ------        ------       ------
                                              467,560    517,878     1,089,252    1,050,554

Net Income (loss) from operations             $20,552   ($89,543)      $38,133     ($66,776)

Less preferred stock dividends                $15,998    $16,800       $31,996      $33,600
                                              -------    -------       -------      -------

Net income  (loss)                             $4,554   ($106,343)      $6,137    ($100,376)

Basic earnings (loss) per share                 $0.00     ($0.01)        $0.00       ($0.01)

Earnings per common share -
    fully diluted                               $0.00      ($0.01)       $0.00       ($0.01)
                                                =====      ======        =====       ======

See notes to consolidated financial
statements


                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                      For the six months ended October 31,


                                                          1999      1998
                                                          ----      ----

Cash flows from operating activities:
   Net income                                          $38,133      ($66,776)
   Adjustments to reconcile net income
   to cash provided by (used )
   by operating activities:
    Depreciation and amortization                       24,325        27,135
  Changes in asset and liabilities
   Accounts receivable                                 (75,031)          (38)
   Inventories                                          (4,866)        5,712
   Prepaid expenses                                     (5,493)       (9,103)
   Accounts payable                                     42,461         9,047
   Other accrued expenses                               (5,076)      (25,718)
   Deferred lease concessions                           (1,837)         (723)
                                                        ------          ----
    Net cash provided (used)
    by operating activities                             12,616       (60,464)

Cash flows from investing activities:
 Purchase of restricted securities                    (100,000)            -
 Purchase of marketable investment securities         (111,059)            -
 Purchase of property and equipment                     (1,148)       (2,884)
                                                        ------        ------
  Net cash provided by investing activities           (212,207)       (2,884)


Cash flows from financing activities:
   Repayment of borrowings                              (2,180)            -
                                                        ------
    Net cash provided(used)byfinancing activities       (2,180)            -


Net increase(decrease)in cash and cash equivalents    (201,771)      (63,348)

Cash and cash equivalents at beginning of year         726,241       631,230
                                                       -------       -------
Cash and cash equivalents at October 31,               524,470       567,882
                                                       =======       =======

Supplemental disclosure of cash flow information:
  Cash paid during the period  for interest              1,766             -

See notes to consolidated financial statements

                             CHAMPIONS SPORTS, INC.

                   Notes to Consolidated Financial Statements

                                October 31, 1999

Summarized Financial Information

Company or group of companies for which report is filed:

CHAMPIONS Sports, Inc. and Subsidiaries

The consolidated balance sheet as of October 31, 1999, the consolidated statements of operations for the three months and six months ended October 31, 1999 and October 31, 1998 and the consolidated statements of cash flows for the six months ended October 31, 1999 and October 31, 1998 have been prepared by the company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at October 31, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 10-KSB as of April 30, 1999. The results of operations for the period ended October 31, 1999 are not necessarily indicative of the operating results for the full year.


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

     Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Results of Operation

         For the six months ended October 31, 1999, the Company's net income from operations was $38,133 before preferred stock dividends of $31,996 resulting in a net income of $6,137 or $0.00 per common share. For the six months ended October 31, 1998, the Company sustained a loss from operations of $66,776 before preferred stock dividends of $33,600 which resulted in a net loss of $100,376 or ($0.01) per common share.

          The Company's assets increased to $1,420,366 at October 31, 1999 from $1,350,134 at April 30, 1999 as a result of the net income for the six month period.

Revenues

         The Company's total revenues increased 14.6% for the six month period and 14.0% for the three month period ended October 31, 1999. The Company's total revenues were$1,127,385 and $983,777 for the six months ended October 31, 1999 and 1998. By component, food and beverage sales increased 5.7% to $916,568 for the six months ended October 31, 1999 from $867,080 for the six months ended October 31, 1998. The increase in food and beverage sales is attributed to an increase in both customer volume and sales prices. For the three month period , food and beverage sales decreased 4.0% for the comparable period. The decrease in food and beverage sales is a result of a decline in customer volume during the quarter ended October 31, 1999. Merchandise and memorabilia sales for the six months ended October 31, 1999 were $190,544 compared to $94,225 in the comparable period. The Company provided sports memorabilia to two Marriott Champions locations during the six months ended October 31, 1999 and one Marriott Champions location during the six months ended October 31, 1998.
Interest income and other income represent 1% or less of the Company's total revenues for the three months and six months ended October 31, 1999 and 1998.


Expenses

         Cost of food and beverage decreased to 25.8% versus 27.0% of food and beverage sales of for the six months ended October 31, 1999 and 1998. Cost of merchandise and memorabilia sales was 31.9% and 32.9% of related sales for the six months ended October 31, 1999 and 1998. Restaurant payroll and related costs remained constant at 34.3% or food and beverage sales for the six months ended October 31, 1999 and 1998. Restaurant occupancy costs represented 11.3% and 12.3% of restaurant sales for the six month periods. Other restaurant costs decreased to 18.9% of food and beverage sales compared to 21.8% of related sales in the six months ended October 31, 1998. General and administrative expense for the Company's corporate office was 15.5% of the Company's total revenues for the six months ended October 31, 1999 compared to 16.7% for the six months ended October 31, 1998. Depreciation and amortization expense represented less than 3% of the Company's total revenues during each six month period.




Liquidity and Capital Resources

         The Company's cash position on October 31, 1999 was $524,470 compared to $726,241 on April 30, 1999, a decrease of $201,771. For the six months ended October 31, 1999, the Company's operating activities provided $12,616 in cash. The Company used its cash to repay equipment leases for $2,180. The Company purchased marketable investment securities for $111,059 and restricted investment securities for $100,000. The Company purchased equipment for $1,148. For the six months ended October 31, 1998, the Company's operating activities used $60,464 in cash. The Company purchased $2,884 in property and equipment. During the six months ended October 31, 1999 and 1998, the Company met its cash needs from its revenues and cash reserves and from cash flow from its San Antonio operation. On October 31, 1999, the Company's working capital was $493,156 versus $535,863 on April 30, 1999. The Company anticipates that the revenues generated from its location in San Antonio, Texas along with revenues generated from its consulting and sales of memorabilia will be sufficient to meet its operating obligations for the next twelve months.

         Stockholder's equity increased to $924,515 as of October 31, 1999 compared to $887,670 as of April 30, 1999, as a result of the net income for the six month period.


         In October, 1999, the Board of Directors, in order to preserve the Company's cash reserves, voted to defer payment of $63,990, the annual dividend on the Series A, 12% convertible, cumulative Preferred Stock, par value $10, of which there were 53,325 shares outstanding at October 31, 1999. The Board of Directors also voted to defer the annual meeting of security holders in order to preserve the Company's cash reserves.


         The Company continues to review and evaluate its operations and priorities. The Company is actively pursuing merger or acquisition candidates and other opportunities to met its longer term liquidity needs. There is no assurance that the Company will be able to structure a merger or acquisition on terms satisfactory to the Company.


YEAR 2000

         The Company has taken appropriate measures by purchasing software and computer equipment that is compliant with identifying the year 2000. The Company relies on outside vendors and financial institutions and all of whom have indicated to the Company that their computer systems are compliant for identifying the year 2000.




         .

Part II.   Other Information

Item 4.  Submission of Matters to A Vote of Security Holders

         There were no matters submitted to a vote of Security Holders during the three month period ended October 31, 1999.



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


December 14, 1999