Form 10QSB
period 2000-01-31
CHAMPIONS SPORTS INC
filed 2000-03-10
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                    Mark One

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    [X ] THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2000

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

                2420 Wilson Blvd., Suite 214, Arlington VA 22201
                ------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

                                 (703) 526-0400
                                 --------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

         As of March 10, 2000, the Registrant had a total of 8,513,591 shares of common stock outstanding.

                             CHAMPIONS SPORTS, Inc.

                                   FORM 10-QSB

                                      INDEX

                                                                      Page

Part I.     Financial Information

            Item 1. Financial Statements

            Consolidated Balance Sheets as of
              January 31, 2000 (unaudited) and

              April 30, 1999                                            3

            Consolidated Statements of Operations:
              Three months and nine months ended
              January 31, 2000, and  January 31, 1999,
                    (unaudited)                                         4

            Consolidated Statements of Cash Flows:
              Nine months ended January 31, 2000, and
              January 31,1999 (unaudited)                               5

            Notes to Consolidated Financial Statements                  6

            Item 2. Management's Discussions and
                     Analysis of Financial Condition

                     and Results of Operations                          7

Part II.    Other Information and Signatures

            Item 4. Submission of Matters to a Vote
                    of Security Holders                                 9

            Item 6. Exhibits and Reports on Form 8-K                    9

            Signatures                                                  10

             Champions Sports, Inc. and Subsidiaries
                   Consolidated Balance Sheets

                                               January 31, 2000  April 30, 1999
                                                    UNAUDITED

                             ASSETS

Current assets

   Cash and cash equivalents                          $747,362       $726,241
   Marketable securities                                     -              -
   Accounts receivable - trade                             873            800
   Inventories                                          33,645         20,176
   Prepaid  expenses                                    21,454          3,232
   Deferred tax asset                                  207,952        207,952
         Total current assets                       $1,011,286       $958,401

Property and Equipment

   Furniture and Equipment                             545,275        539,139
   Leasehold improvements                              570,962        570,962
                                                     1,116,237      1,110,101
   Accumulated depreciation and amortization         (767,119)      (729,420)
          Total Property and Equipment                 349,118        380,681

Other assets

   Deposits                                             11,052         11,052
    Investments                                        100,000              -

         Total assets                               $1,471,456     $1,350,134

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

   Accounts payable                                    $66,990        $36,817
   Dividend payable on preferred stock                 383,940        336,450
   Notes payable                                         6,885          6,885
   Other accrued expenses                               50,860         38,023
   Current portion of deferred lease concession          4,363          4,363
         Total current liabilities                     513,038        422,538

Deferred lease concession
(excluding current portion)                             17,372         20,281
Note payable, excluding current portion                 15,597         19,645

Commitments and contingencies

Stockholders' equity
   Preferred stock:

    Series A, 12% convertible cumulative,
    par value $10 per share,preferred as
    to dividends and liquidation: 56,075 shares
    authorized: 53,325 and 55,775  issued and
    outstanding at January 31, 2000 and
    April 30, 1999                                     533,250        557,752

   Common stock, par value $.001 per share,
   50,000,000 shares authorized: 8,513,591 and
   8,500,638 shares issued and outstanding at
   October 31 and April 30, 1999                         8,504          8,502
    Additional paid-in capital                       5,334,322      5,311,111
    Accumulated deficit                             (4,950,626)    (4,989,695)
          Total stockholders' equity                   925,450        887,670

   Total liabilities and stockholders' equity       $1,471,457     $1,350,134
See notes to consolidated financial statements



        CHAMPIONS SPORTS, INC.
 Consolidated Statement of Operations
              (Unaudited)

                                         Three months     Three months      Nine months      Nine months
                                       ended January 31 ended January 31 ended January 31  ended January 31
                                             2000             1999             2000              1999

Revenue

   Food and beverage sales                     $461,513          $409,758       $1,378,081        $1,276,838
   Merchandise, memorabilia and consulting fee   12,650           236,703          203,194           330,929
   Interest income                                5,827             5,571           18,017            17,789
   Other income                                   3,512             3,493           11,595            13,747
Total Revenues                                 $483,502          $655,525       $1,610,887        $1,639,303


Expense

   Cost of food and beverage sales             $115,565          $112,295         $351,723          $346,282
   Cost of merchandise and memorabilia           10,141            74,828           70,911           105,832
   Restaurant payroll and related costs         163,151           150,960          477,651           448,726
   Restaurant occupancy costs                    53,535            48,415          157,388           155,422
   Other restaurant costs                       106,232            93,900          279,555           283,254
   General and administrative                    66,834           114,536          241,391           278,838
   Depreciation and amortization                 12,105            13,567           36,430            40,702
   Interest expense                               1,198                 -            2,964                 -
Total Expense                                   528,761           608,501        1,618,013         1,659,056

Net Income (loss) from operations              ($45,259)           $47,024         $(7,126)         $(19,753)

Gain on the sale of securities held for trade    93,684                 -           93,684                 -

Less preferred stock dividends                   15,998            15,998           47,994            47,994

Net income  (loss)                              $32,427           $31,026          $38,564         $(67,747)

Basic earnings per  common share                  $0.00             $0.00            $0.00           $(0.01)

Earnings per common share -                       $0.00             $0.00            $0.00           $(0.01)
    fully diluted

   Weighted average number of common
    shares outstanding during the period      8,513,591         8,500,638        8,513,591         8,500,638

See notes to consolidated financial statements




         CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
          Consolidated Statements of Cash Flows
    Increase (Decrease) in Cash and Cash Equivalents
          For the nine months ended January 31,


                                                         2000         1999

Cash flows from operating activities:

   Net income                                           $86,559     $(19,751)
   Adjustments to reconcile net income
   to cash provided by (used )
   by operating activities:
  Depreciation and amortization                          36,430       40,702
  Gain on the sale of marketable
  securities held for trade                             (93,684)           -
  Changes in asset and liabilities
      Accounts receivable                                  (73)      (25,838)
      Inventories                                      (13,469)        9,067
      Prepaid expenses                                 (18,222)      (10,174)
      Accounts payable                                   30,172       83,774
      Other accrued expenses                             12,837      (12,027)
      Deferred lease concessions                        (2,909)       (3,272)
 Net cash provided (used) by operating activities       37,641        62,481


Cash flows from investing activities:

   Purchase of restricted securities                  (100,000)            -
   Purchase of marketable
   securities held for trade                          (274,626)            -
   Sale of marketable securities held for trade         368,310            -
   Purchase of property and equipment                   (6,156)       (4,015)
 Net cash provided ( used) by investing activities     (12,472)       (4,015)


Cash flows from financing activities:

   Repayment of borrowings                              (4,048)            -
 Net cash provided (used)  by financing activities      (4,048)            -


Net increase(decrease)in cash and cash equivalents       21,121       58,466

Cash and cash equivalents at beginning of year          726,241      631,230
Cash and cash equivalents at January 31,                747,362      689,696

Supplemental disclosure of cash flow information:

  Cash paid during the period  for interest               2,964            -
See notes to consolidated financial statements

                             CHAMPIONS SPORTS, INC.

                   Notes to Consolidated Financial Statements

                                January 31, 2000


Summarized Financial Information

Company or group of companies for which report is filed:

CHAMPIONS Sports, Inc. and Subsidiaries

The consolidated balance sheet as of January 31, 2000, the consolidated statements of operations and the consolidated statements of cash flows for the three months and nine months ended January 31, 2000 and January 31,1999 have been prepared by the company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at January 31, 2000 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 10-KSB as of April 30, 1999. The results of operations for the period ended January 31, 2000 are not necessarily indicative of the operating results for the full year.

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

     Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Results of Operation

         For the nine month period ended January 31, 2000, the Company's net income was $38,564 or $0.00 per common share as compared to a net loss of $67,747 or ($0.01) per common share for the nine month period ended January 31, 1999. For the nine months ended January 31, 2000, the Company's ongoing operations generated loss of $7,126 and the Company realized a gain of $93,684 on marketable securities held for trade , compared to a loss of $19,753 from continuing operations in the comparable period ended January 31, 1999. Dividends accrued for the Company's Preferred Stock totaled $47,994. The Company's assets increased to $1,471,456 at January 31, 2000 from $1,350,134 at April 30, 1999.
The Company's net loss from its ongoing operations was $45,259, and a realized gain of $93,684 from the sale of marketable securities held for trade during the three months ended January 31, 2000 versus a net income from operations of $47,024 for the three months ended January 31, 1999.

Revenues

         The Company's total revenues were $1,610,887 for the nine months ended January 31, 2000 versus $1,639,303 for the nine month period ended January 31, 1999, a decrease of 1.7%. By component, food and beverage sales increased 7.9% from the previous year, for the nine months and 12.6% for the three months period from the previous year. This increase in food and beverage sales is attributed to a increase in customer volume, especially during the NBA playoff games and to an approximate 4% increase in menu prices initiated in October of 1999. Sales trends continue to improve and are expected to increase 7 to 8% to the comparable prior year. Merchandise and memorabilia sales for the nine months ended January 31, 2000 decreased 38.6% to $203,194 compared to $330,929 or 20.1% of the Company's total revenues for the nine months ended January 31,1999. This decrease is attributed directly to the number of Marriott CHAMPIONS locations opened during the period. For the three months ended January 31, 2000, this amount was $12,650, or 2.6% of the Company's total revenue versus $236,703 or
36.1 % of the Company's revenues for the three months ending January 31, 1999 and $203,194 or 12.6% for the nine months ended January 31, 2000 and $330,929 or 20.2% for the nine months ended January 31, 1999. For the nine months ended January 31, 2000 and 1999, other income was less than 1% of the Company's total revenues. Interest income in all comparable periods was approximately1.1% the Company's total revenue.

Expenses

         Cost of food and beverage remained constant at 25.5% of related sales for the nine months and 25.0% for the three months ended January 31, 2000 compared to 27.1% for the nine months and 27.4% for the three months ended January 31, 1999. This is attributed to stable prices at the wholesale level and an increase in menu prices. Cost of merchandise and memorabilia sales for the nine months ended January 31, 2000 was $70,911 compared to $105,832 in the preceding year. Restaurant payroll and related costs were 34.7% of related food and beverage sales for the nine months and 35.4% for the three months ended January 31, 2000, versus 35.1% for the nine months and 36.8% for the three months ended January 31, 1999. Restaurant occupancy costs were $157,388 for the nine months and $53,535 for the three months ended January 31, 2000 compared to $155,422 for the nine month and $48,415 for the three month comparable period in 1999. This increase is attributed to higher common area charges and real estate taxes passed on by the landlord. Other restaurant costs were 20.1% of food and beverage sales for the nine months and 23.1 of food and beverage sales for the three months ended January 31, 2000 compared to 22.2% of food and beverage sales for the comparable nine month and 22.9% for the three months in 1999. General and administrative expense for the Company's corporate office was $241,391 for the nine months ended January 31, 2000 compared to $278,838 for the nine months ended January 31, 1999. Depreciation and amortization expense accounted for less than 2.5 % of the Company's total revenues during the nine months ended January 31, 2000 and 1999.

Liquidity and Capital Resources

         The Company's cash position on January 31, 2000 increased by $21,121 to $747,362 from $726,241 on April 30, 1999. For the nine months ended January 31, 2000, the Company's ongoing operations provided cash of $37,641 and the Company realized a gain of $93,684 from the sale of marketable securities held for trade. At January 31, 2000, the Company held $100,000 of restricted securities of privately held companies and owned no marketable securities held for trade. Subsequent to January 31, 2000, the Company purchased additional marketable securities held for trade for approximately $300,000. During the nine months ended January 31, 2000, the Company purchased equipment for $6,156 for the CHAMPIONS location in San Antonio, Texas and repaid borrowing of $4,040. Fro the nine months ended January 31, 1999, the Company's operating activities provided $62,481 in cash. The Company met its cash needs during the nine months ended January 31, 2000 and 1999 from its revenues and from cash flow from its San Antonio, Texas operation. The Company anticipates that the revenues generated from its location in San Antonio, Texas along with revenues generated from its consulting and sales of memorabilia will be sufficient to meet its operating obligations for the next twelve months.

         The Company's working capital was $498,248 on January 31, 2000 and $535,863 on January 31 1999.

         Stockholder's equity was $925,450 as of January 31, 2000 compared to $887,670 as of April 30, 1999.

         The Company continues to review and evaluate its operations and priorities. The Company is actively pursuing merger or acquisition candidates and other opportunities to meet its longer term liquidity needs. There is no assurance that the Company will be able to structure a merger or acquisition on terms satisfactory to the Company.

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

March 10, 2000