Form 10KSB
period 2000-04-30
CHAMPIONS SPORTS INC
filed 2000-07-28
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                   FORM 10-KSB


          Mark One

              [X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 2000

                                                        OR

             [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from ______  to ________

                         Commission file number 0-17263


                             CHAMPIONS SPORTS, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)

                         Delaware                 52-1401755
                         -----------------------------------
                (State or other jurisdiction of (I.R.S. Employer
                        organization) Identification No.)

                2420 Wilson Blvd., Suite 214, Arlington, VA 22201
                -------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

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

     Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form10-KSB. [X]

     For the year ended April 30, 2000, the revenues of the registrant were $2,217,328.

     The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant, based on the average bid and asked price on July 17, 2000, was approximately $673,950.

     As of July 17, 2000, the Registrant had a total of 8,514,459 shares of common stock outstanding.


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

     On January 16, 1986, the Company acquired 100% of the outstanding shares of CHAMPIONS Sports International, Inc. ("CSII"), in exchange for 195,555,555 shares of the Company's Common Stock. In February, 1986, International Group, Inc. changed its name to CHAMPIONS Sports, Inc. Between 1987 and 1988, most of the original warrants issued in September 1985 were exercised by stockholders and consequently the Company received additional capital of $2,356,268. On September 12, 1989, CSII was merged with and into the Company, with the Company as the surviving corporation. In November 1991, the Company effected a reverse split of its outstanding shares on a 1 for 100 basis. In November 1992, the Company completed a public offering of 350,000 Shares of Series A 12% Cumulative Convertible Preferred Stock. In March 1993, the Company completed an exchange offer converting all, except 64,575 preferred shares, into 2,171,657 shares of common stock. Subsequently. an additional 11,450 preferred shares have been converted into 53,930 shares of common stock.

     The Company is a licensee of one CHAMPIONS Sports Bar Restaurant and the exclusive supplier of sports memorabilia and consultant to Marriott International, Inc. (Marriott). Effective November, 1997, the Company sold the rights to the CHAMPIONS brand to Marriott and became a licensee of CHAMPIONS Sports Bar Restaurants and an exclusive supplier of sports memorabilia and a consultant to all new managed Marriott and Renaissance Hotel sports bar restaurants worldwide. At April 30, 2000, the Company owns the one CHAMPIONS Sports Bar Restaurant in San Antonio, Texas.

                (b)      Description of Business.

                  1.       Concept

     The Company operates a restaurant in San Antonio, Texas by the name of CHAMPIONS which has a sports theme concept that combines casual dining, sports viewing with strategic marketing and promotions. The CHAMPIONS popularity is defined in the CHAMPIONS motto: "Good Food, Good Times, Good Sports." This concept is based, in large measure, on the format implemented in the first CHAMPIONS location which opened in the Georgetown section of Washington, D.C. in 1983. The Company does not own, operate or manage this property. A strong food component was added to the original concept so that the CHAMPIONS in San Antonio, Texas is a full-fledged restaurant as well as bar. The sports theme of CHAMPIONS is based upon management's belief that sports appeals to most socio-economic, age and gender groups worldwide. The sports atmosphere at CHAMPIONS is created by the presence of hundreds of items of original sports memorabilia such as uniforms, sports equipment, posters, advertising, signs, magazine covers, official programs, film posters, and photographs from local, national and international celebrities and sporting events, past and present. The sports decor seeks to establish a feeling a comfort and belonging for all customers. In addition, CHAMPIONS atmosphere is enhanced by sports programming and viewing which is accomplished through a network of strategically placed TV monitors designed to continuously show local, national and international sporting events without taking away from the casual dining experience. Although sports is a theme in CHAMPIONS restaurants it is not the dominant factor. At the heart of the CHAMPIONS concept is the food. The menu, which attracts guests for lunch and dinner, appeals to those interested in dining at a moderate price. It incorporates traditional American cuisine as well as popular regional items. CHAMPIONS average check is about $14.25 per person, placing it within the "casual dining" segment of the restaurant industry. This segment seeks to attract customers who want a higher quality of food and service than that commonly provided at "fast food" or "family style" restaurants. Although no element of he CHAMPIONS concept is unique, the combination of food, atmosphere, sports memorabilia, sports viewing, marketing and promotions defines the concept.
                  2.       Operations

         As of the end of the fiscal year, the Company was engaged in the following types of operations:

         (i)  Company-Owned Operation

         The Company currently operates one Company-owned restaurant. This location is licensed from Marriott, royalty free, to use the name CHAMPIONS pursuant to a licensing agreement signed in FY 1998. This CHAMPIONS sports bar restaurant has been in operation since 1989 and is located in the River Center Mall in San Antonio, Texas. The San Antonio restaurant provided approximately 83.3% of the Company's revenues for FY 2000, as reflected in the consolidated financial statements included herein.

         (ii) Supplier of Sports Memorabilia and Consulting Services to Marriott

         Effective November 1997, the Company sold the rights to the CHAMPIONS brand to Marriott and became a licensee of CHAMPIONS Sports Bar Restaurants and an exclusive supplier of sports memorabilia and a consultant to all new managed Marriott and Renaissance Hotel sports bar restaurants worldwide. Under the terms of this agreement, Marriott is required to purchase sports memorabilia and for the Company to serve as a consultant for each new CHAMPIONS or like sports bar restaurant that opens in a new Marriott or Renaissance Hotel worldwide at the same prescribed prices (with increases pegged to the Consumer Price Index) as paid to the Company by Marriott in its previous agreement, except that Marriott does not pay any annual fees as before. In FY 2000, the Company signed agreements to provide sports memorabilia to Champions locations in Aruba, Tampa, Florida and Tunisa.

     Marriott hotel locations accounted for about 12.4% of the Company's revenues for FY 2000, as reflected in the consolidated financial statements included herein.

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

                  6.        Employees

         As of April 30, 2000, the Company had 2 full-time employees in its corporate office in Arlington, Virginia and 56 employees (both management and hourly) at its San Antonio restaurant.

Item 2.           Properties.


         The Company is leasing, on a month to month basis, its corporate office space located at 2420 Wilson Blvd., Suite 214, Arlington, VA 22201. The Company's rental payments are $350 per month. The Company is leasing 5,289 square feet of space for its restaurant in San Antonio, TX pursuant to a lease which expires in November 2004. The lease provides monthly rental payments of $18,650 including CAM charges and real estate taxes. In addition, the lease requires a percentage of the unit's revenues at the location in excess of $1,745,000 per year.

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

                                                    Common Stock
                                            High                        Low
                                            $                           $
Fiscal 2000

         First Quarter                       0.125                     0.07

         Second Quarter                      0.15                      0.07

         Third Quarter                       0.125                     0.07

         Fourth Quarter                      0.38                      0.10

Fiscal 1999

          First Quarter                      0.50                      0.19

         Second Quarter                      0.27                      0.07

         Third Quarter                       0.14                      0.06

         Fourth Quarter                      0.09                      0.06

                  (b) Approximate Number of Holders of Common Stock and the
                            Preferred Stock.

         The number of holders of record of the Company's common stock as of July 17 2000, was 2,150 and the Company estimates that there are approximately 3,000 additional beneficial shareholders. There are about 30 beneficial holders of the Company's preferred stock as of July 17, 2000.

                  (c) Dividends.

          Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's common stock and no dividends are anticipated to be paid in the foreseeable future. Since November, 1994, the Company's Board of Directors voted each year to defer payment of the annual dividend on the Series A, 12%, Cumulative Preferred Stock, in order to preserve the Company's cash reserves.


Item 6.            Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.

                  (a)  Results of Operations for Fiscal Years 2000 and 1999.

                  Revenues

         For the fiscal year ended April 30, 2000, the Company's revenues increased by less than 1% to $2,217,328 versus $2,197,677 in FY 1999.

         By component, food and beverage sales increased 7.7% to $1,846,255 for FY2000 compared to $1,714,237 in FY 1999. The Company's management attributes the increase in food and beverage sales to an increase in customer volume during the NBA championship payoff games held in San Antonio and to increase in menu prices. During FY1999, a delay in the NBA season had a negative impact on food and beverage sales. The food to beverage ratio for the San Antonio location was approximately 60/40 for both comparable years. Food and beverage sales account for 83.3 % of the Company's total revenue.

     Revenues from merchandise and memorabilia sales and consulting fees accounted for 14.9% of the Company's total revenue in FY 2000 compared to 19.8% in FY 1999. Sales of memorabilia are directly tied to the number of new Champions locations which open during the fiscal year. In both FY2000 and FY1999, the Company signed agreements to provide sports memorabilia to three Champions locations. During FY 2000, the Company received other revenues of $18,465 from vendor promotional rebates and commissions compared to $22,986 in FY 1999. Interest income represented approximately 1% of the Company's total revenues in both FY 2000 and FY1999.

                           2. Expenses

         The Company's cost of food and beverage during the year ended April 30, 2000 was 25.6% of related sales, compared to 26.7% in the preceding year. The decrease in product costs in FY 2000 is attributed to stable wholesale prices, an increase in customer volume and a increase in menu prices.

          Restaurant payroll and related costs remained constant during both comparable years at 34.1% of food and beverage sales in FY 2000 and 35.0% of related sales in FY1999. Restaurant occupancy costs for FY 2000 were 11.3% of food and beverage sales compared to 12.1% in FY1999.

         Other restaurant costs decreased as a percentage of food and beverage sales to 19.4% compared to 21.3 % in the prior year. General and administrative costs incurred in FY 2000 were $322,475 and $346,176 in FY 1999. The primary components of G&A expenses are operating the Company's corporate office, including salaries. Interest expense in both FY 2000 and 1999 was less than 0.2% of the Company's expenses.

                          3. Profits / Losses

         For FY 2000, the Company's net income was $51,512 from its operations before dividends accrued on the outstanding preferred stock, net of conversions, of $47,490, producing a net income available to common shareholders of $4,022.

         For FY 1999, the Company's net income was $16,397 from its operations, before dividends accrued on the outstanding preferred stock of $67,290, creating a net loss available to common shareholders of $50,893.

         (b) Liquidity and Capital Resources for Fiscal Years 2000 and 1999

         The Company's cash position on April 30, 2000 was $591,208 compared to $726,241 on April 30, 1999, an decrease of $135,033.

         During the past fiscal year, the Company's operating activities used cash in excess of expenses of $18,350. The Company increased its accounts receivable and other current assets by

$139,668, and increased its current liabilities by $20,719. The Company used cash to purchase equipment for $13,495 and $5,895 to repay an equipment lease. Furthermore, the Company purchased equity positions in two non publically traded companies for $100,000, and realized a gain of $2,636 from the purchase and sale of marketable securities. Cash used for interest payment in FY 2000 were $4,264. The Company's operating activities coupled with its cash reserves provided sufficient cash flow for the Company to meet its cash needs in FY 2000.

          During FY 1999, the Company's operating activities generated cash in excess of expenses of $105,486. The Company realized a gain on the disposal of a fixed assets of $4,000, reduced its inventories by $49,418 and current liabilities by $20,233. The Company purchased and leased equipment for $32,286 and repaid capitol lease for $5,756. Cash used to pay interest was $5,097. The Company's operating activities provided sufficient cash flow for the Company to meet its cash needs

         The Company's working capital as of April 30, 2000 was a $466,762 contrasted to a $535,863 on April 30, 1999.

         The Company continues to review and evaluate its operations and priorities. The Company is actively pursuing merger or acquisition candidates and other opportunities to meet its longer term liquidity needs. There is no assurance that the Company will be able to structure a merger or acquisition on terms satisfactory to the Company.

                  (c)      Miscellaneous

         Stockholders' equity on April 30, 2000 was $891,692 compared to $887,670 on April 30, 1999. In FY 2000 and 1999, the Company's Board of Directors voted to defer payment of the 12% annual dividend of the Company's preferred stock, in order to preserve the Company's cash reserves. This dividend is cumulative and has been recorded on the Company's balance sheet as a current liability. In addition, in FY 2000 and 1999, the Board of Directors voted to defer the annual meeting of security holders in order to preserve the Company's cash reserves.

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

Item 7.           Financial Statements and Supplementary Data.

         The Report of Independent Accountants appears at page F-1 and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements appear at pages F-2 through F-12 hereof.

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


                  The Executive Officers and Directors of the Company are as follows:

         NAME                       POSITION(S) PRESENTLY  HELD


James M. Martell                    Chairman,  President, Chief Executive
                                    Officer, Director

James E. McCollam                   Controller, Chief Accounting Officer,
                                    Corporate Secretary

Michael M. Tomic                    Director


         James M. Martell, age 53, has served as Chairman since November 1991and as President and Chief Executive Officer from May 1990 to June 1992 and from

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

         James E. McCollam, age 53, has served as Chief Accounting Officer of the Company since July 1992 and Controller since May 1988. From 1984 to 1987 he was Controller of the Winston Group, Inc., a five unit food service organization in the Washington D.C. metropolitan area. From 1977 to 1983, he was the Controller of Capitol Hill Cabaret, Inc., an organization which owned and operated two restaurants and nightclubs in the Washington D.C. area. From 1973 to 1977, he was employed by Marriott Corporation in various positions in the corporate accounting department. He earned a Bachelor of Science degree in Finance from the University of Maryland 1970.

         Michael M. Tomic, age 54, has served as a Director of the Company since its inception on June 4, 1985. From June 1985 to January 1986, he also served as Vice President of the Company. From 1983 to 1987, Mr. Tomic was a partner along with Mr. Martell in Tomar Associates, a consulting company specializing in European-American joint ventures, venture capital financing, technology transfer, and corporate finance. He received a Bachelor of Science degree in International Marketing and Economics in 1969 from the University of Maryland.

        The term of office of each Director is until the next annual election of Directors and until a successor is elected and qualified or until the Director's earlier death, resignation or removal.

Item 10.          Executive Compensation.

         The following table sets forth cash compensation for services rendered during FY 2000, and 1999 which was paid by the Company to, or accrued by the Company for, each of the Company's most highly compensated executive officers whose cash compensation in such year equaled or exceeded $100,000.

Name and                         FY       Annual            Other
Principal Position              Year      Salary ($)       Compensation ($)
------------------              ----      ----------       ----------------

James M. Martell,               2000      148,208                   0
Chairman, President,&           1999       87,000              73,000
Chief Executive Officer

         In FY 2000, all officers of the Company as a group (2 in number) received cash compensation of $221,028. The Board of Directors has the right to change and increase the compensation of executive officers at any time. The Company has no arrangement by which any of its directors are compensated for services solely as directors, and these individuals will not receive any additional remuneration for their services as directors. The Company may from time to time pay consulting fees to its officers and directors.

         Except as described below, the Company has no compensatory plan or arrangement which would result in executive officers receiving compensation as a result of their resignation, retirement or any other termination of employment with the Company or its affiliates, or from a change in control of the Company or a change in responsibilities following a change in control of the Company.

         The Company entered into a five-year employment agreement with Mr. Martell in September 1993, under which Mr. Martell received a base annual salary of $128,000 and options to purchase 200,000 shares of the Company's Common Stock at $1.00 per share at any time prior to September 6, 2001, whether or not Mr.Martell is an employee at such time. If there is a change in the management of the Company and such management acts contrary to the policy of the current Board, or if Mr. Martell's position as an officer or director is terminated, Mr. Martell may resign and become entitled to liquidated damages determined pursuant to a formula prescribed in the contract. Since 1994, in order to preserve the Company's cash reserves, Mr. Martell had been receiving an annual base salary of $87,000 plus 20% of all fees received from international locations. This agreement was extended for two years in FY 2000 at an annual salary of $148,000.

In FY 1996, the Board of Directors granted to Mr. Martell an option to purchase 1,200,000 restricted shares of the Company's Common Stock at $0.05 per share. This option for 1,200,000 restricted shares was exercised for $60,000 by Mr. Martell. The Board of Directors also granted an option to Mr. McCollam to purchase 100,000 restricted shares of the Company's Common Stock at $0.05 per share exercisable at any time prior to July 30, 2001.

         The Company has a Stock Option Plan intended to assist the Company in securing and retaining key employees and consultants by allowing them to participate in the ownership and growth of the Company through the grant of incentive and non qualified options. Incentive stock options granted under the Plan are intended to be "Incentive Stock Options" as defined by Section 422 of the Internal Revenue Code. An aggregate of 840,000 shares of Common Stock has been reserved for issuance under the Plan. As of April 30, 2000, all 840,000 shares are reserved and available for issuance.

Item 11.    Security Ownership of Certain Beneficial Owners and Management.

         As of July 17, 2000, the following were persons known to the Company to own beneficially more than 5% of the Company's outstanding Common Stock,

Name and Address of               Common Stock
Beneficial Owner                  Beneficially Owned       Percentage

James M. Martell                  1,548,000                 18.2%
2420 Wilson, Blvd. Suite 214
Arlington, VA 22201



         The stock ownership by officers and directors of the Company and all officers and directors as a group are as follows:

                                  Common Stock
                                  Beneficially
                                      Owned
         Name          Title                     July 17, 2000   Percent
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

                  During FY 2000 and FY 1999, there were no related party transactions.

Item 13.           Exhibits and Reports on Form 8-K.

                  (a)   Index to Financial Statements
                                                                       PAGE

    Independent Auditor's Report                                        F-1

    Consolidated Balance Sheets as of April 30, 2000 and 1999           F-2

    Consolidated Statements of Operations for the Years Ended

             April 30, 2000 and 1999                                    F-3

    Consolidated Statements of Stockholder's Equity for the Years

             ended  April 30, 2000 and 1999                             F-4

    Consolidated Statements of Cash Flows for the Years ended
             April 30, 2000 and 1999                                    F-5

    Notes to the Consolidated Financial Statements                      F-6/F-12




                  (b) There were no Form 8-K's filed during the last quarter of the period covered by this report.

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements
                        For The Year Ended April 30, 2000

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

PKF                                                PAANNELL
worldwide                                          KERR
[graphics omitted]                                 FORESTER PC
                                                   Certified Public Accountants

                                                   10304 Eaton Place
                                                   Suite 440
                                                   Fairfax, VA 22030
                                                   Telephone (703) 385-8809
                                                   Telefax (703) 385-8890
                                                   pkfcpa@pkfwash.com






                          Independent Auditors' Report

To the Stockholders and Board of Directors
Champions Sports, Inc.
Arlington, Virginia

We have audited the consolidated balance sheets of Champions Sports, Inc. and subsidiaries as of April 30, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Champions Sports, Inc. and subsidiaries at April 30, 2000 and 1999, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

June 16, 2000


                                            /s/ Pannell Kerr Forester PC



                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                     Assets

                                                                                         April 30
                                                                            ------------------------------------
                                                                                  2000              1999
                                                                            ----------------  ----------------
Current assets
   Cash and cash equivalents                                                        $591,208          $726,241
   Accounts receivable - trade                                                       114,063               800
   Inventories   (note 1)                                                             24,181            20,176
   Prepaid expenses                                                                   25,632             3,232
   Deferred tax asset (note 2)                                                       207,952           207,952
                                                                            ----------------  ----------------
            Total current assets                                                     963,036           958,401
                                                                            ----------------  ----------------

Property and equipment

   Furniture and equipment                                                           552,634           539,139
   Leasehold improvements                                                            570,962           570,962
                                                                            ----------------  ----------------
                                                                                   1,123,596         1,110,101
   Accumulated depreciation and amortization                                       (781,214)         (729,420)
                                                                            ----------------  ----------------
                                                                                     342,382           380,681
                                                                            ----------------  ----------------
Other assets

   Available for sale investments, at cost (note 1)                                  100,000                 -
   Deposits                                                                           11,052            11,052
                                                                            ----------------  ----------------
            Total assets                                                          $1,416,470        $1,350,134
                                                                            ================  ================

                      Liabilities and Stockholders' Equity

Current liabilities

   Accounts payable                                                                  $48,173           $36,817
   Dividend payable on preferred stock (note 6)                                      383,940           336,450
   Other accrued expenses                                                             51,386            38,023
   Current portion of deferred lease concession                                        4,363             4,363
   Current portion of capital lease obligation (note 4)                                8,412             6,885
                                                                            ----------------  ----------------
            Total current liabilities                                                496,274           422,538
                                                                            ----------------  ----------------

Capital lease obligation, net of current portion (note 4)                             12,223            19,645
Deferred lease concession, net of current portion                                     16,281            20,281
                                                                            ----------------  ----------------
            Total liabilities                                                        524,778           462,464
                                                                            ----------------  ----------------

Commitments and contingencies (notes 3, 4, and 5)

Stockholders' equity (notes 6 and 7)
   Preferred stock

     Series A, 12% Convertible Cumulative; $10 par value; preferred as to dividends and liquidation; 56,075 shares authorized; 53,125 and 55,775 shares issued and

     outstanding for 2000 and 1999, respectively                                     531,252           557,752
   Common stock, par value $.001 per share, 50,000,000
     shares authorized; 8,514,459 and 8,501,977 shares
     issued and outstanding for 2000 and 1999, respectively                            8,514             8,502
   Additional paid-in capital                                                      5,337,599         5,311,111
   Accumulated deficit                                                           (4,985,673)       (4,989,695)
                                                                            ----------------  ----------------
            Total stockholders' equity                                               891,692           887,670
                                                                            ----------------  ----------------
            Total liabilities and stockholders' equity                            $1,416,470        $1,350,134
                                                                            ================  ================

See notes to consolidated financial statements

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                        Years Ended April 30
                                                         2000          1999

Revenue

    Food and beverage                               $  1,846,255 $ 1,714,237
    Merchandise, memorabilia,
        and consulting fees                              330,319     435,843
    Interest income                                       22,289      24,601
    Other income                                          18,465      22,986
                                                      ----------   ---------
                                                       2,217,328   2,197,667
                                                      ----------   ---------
Costs and expenses

    Cost of food and beverage sales                      472,476     457,455
    Cost of merchandise and memorabilia                  118,592     136,753
    Restaurant payroll and related costs                 628,760     600,516
    Restaurant occupancy costs                           208,546     206,888
    Other restaurant costs                               358,909     364,911
    General and administrative                           322,475     346,176
    Depreciation and amortization                         51,794      63,474
    Interest                                               4,264       5,097
                                                      ----------   ---------
                                                       2,165,816   2,181,270
                                                      ----------   ---------

Operating income before income tax expense                51,512      16,397
Income tax expense (note 2)                                   -            -
                                                      ----------   ---------

              Net income                                  51,512      16,397

Less preferred stock dividends (net of conversions)     (47,490)    (67,290)
                                                      ----------   ---------

              Net income (loss) available to common
                stockholders                        $      4,022 $  (50,893)
                                                    ============ ==========

Basic earnings (loss) per share                     $       0.00 $     (.00)
                                                    ============ ==========

Earnings (loss) per common share - assuming
  dilution                                          $       0.00 $     (.00)
                                                    ============ ==========

See notes to consolidated financial statements

                                                                             F-4


     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
 Consolidated Statements of Stockholders' Equity
   For The Years Ended April 30, 2000 and 1999

                                                                                Series A, 12%
                                                                           Convertible Cumulative

                                               Common Stock             Preferred Stock     Additional
                                                         Amount                 Amount       Paid-in       Accumulated
                                             Shares      at Par    Shares       at Par       Capital         Deficit       Total

    .....................................
Balance, April 30, 1998 .................     8,500,564   $8,501  56,075      $560,752$      5,308,112   $(4,938,802)      $938,563

For the year ended April 30, 1999
  Dividend on preferred stock
  accrued and unpaid ....................          --       --      --             --             --         (67,290)       (67,290)

Preferred stock converted

   to common (note 6) ...................         1,413        1    (300)        (3,000)         2,999          --             --

Net income ..............................          --       --      --             --             --          16,397         16,397

Balance, April 30, 1999 .................     8,501,977    8,502  55,775        557,752      5,311,111    (4,989,695)       887,670

For the year ended April 30, 2000
  Dividend on preferred stock
  accrued and unpaid ....................          --       --      --             --             --         (63,990)       (63,990)

Dividend on preferred stock
adjusted for preferred stock converted to
  common stock ..........................          --       --      --             --             --          16,500         16,500

Preferred stock converted
  to common (note 6) ....................        12,482       12  (2,650)       (26,500)        26,488          --             --

Net income ..............................          --       --      --             --             --          51,512         51,512

Balance, April 30, 2000 .................     8,514,459   $8,514  53,125      $531,252$      5,337,599    $4,985,673)      $891,692

See notes to consolidated financial
statements


                                  CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                                   Consolidated Statements of Cash Flows
                             Increase (Decrease) 4in Cash and Cash Equivalents

                                                      Years Ended April 30

                                                         2000       1999
                                                         ----       ----

Cash flows from operating activities:
    Net income                                          $51,512    $16,397
    Adjustments to reconcile net income to net
      cash provided (used) by operating activities:
       Depreciation and amortization                     51,794     63,474
       Gain on sale of marketable securities             (2,707)         -
       Gain on disposal of asset                              -     (4,000)
       Changes in assets and liabilities:
          Accounts receivable                          (113,263)      (188)
          Inventories                                    (4,005)    49,418
          Prepaid expenses                              (22,400)       618
          Accounts payable                                11,356    (5,855)
          Other accrued expenses                          13,363   (10,015)
          Deferred lease concessions                     (4,000)    (4,363)
                                                       ---------  --------
             Net cash provided (used) by
               operating activities                     (18,350)   105,486
                                                       ---------  --------

Cash flows from investing activities:

    Purchases of property and equipment                 (13,495)   (4,719)
    Available for sale investments                     (100,000)        -
    Purchase of marketable securities                  (964,975)        -
    Sale of marketable securities                        967,682        -
                                                       ---------  --------
    Net cash (used) by investing activities             (110,788)  (4,719)
                                                       ---------  --------

Cash flows from financing activities:

    Principal payments on capital lease                  (5,895)   (5,756)
                                                       ---------  --------

Net increase (decrease) in cash and
  cash equivalents                                     (135,033)    95,011

Cash and cash equivalents at beginning of year           726,241   631,230
                                                       ---------  --------
Cash and cash equivalents at end of year                $591,208  $726,241
                                                       =========  ========

Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                $4,264    $5,097
                                                       =========  ========

Supplemental disclosure of non-cash investing
        and financing activities:
    Cumulative dividend on preferred stock,
      (net of conversions)                               $47,490   $67,290
                                                       =========  ========
    Equipment acquired through capital lease                   -   $32,286
                                                       =========  ========

See notes to consolidated financial statements

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 April 30, 2000


Note 1 - Organization and summary of significant accounting policies

Organization

Champions Sports, Inc., (Company) a Delaware corporation, promoted a sports theme restaurant bar concept through Company owned and licensed operations. The Company sold the rights to the Champions brand to Marriott International, Inc. (Marriott) and became a licensee of Champions Sports Bar Restaurants (note 5). Substantially all memorabilia sales are to Marriott. At April 30, 2000 and 1999, respectively, the Company owns and licenses, without any royalty fee, one Champions Sports Bar Restaurant.

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

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                                 April 30, 2000


Note 1 - Organization and summary of significant accounting policies (continued)

Inventories

Inventories consist of goods and supplies held for sale in the ordinary course of business and are stated at the lower of cost, determined on the first-in first-out basis, or market. The components of inventories at April 30, 2000 and 1999, were as follows:

                                                       2000            1999
                                                       ----            ----

             Restaurant food and beverage              $ 15,127       $ 13,561
             Promotional merchandise for sale to
               restaurant customers                       9,054          6,615

                                                       $ 24,181       $ 20,176

Net income (loss) per share

Basic earnings per common share is computed by dividing the net income, reduced by preferred stock dividends, by the weighted average number of common shares outstanding during the period.

The weighted average number of common shares used to compute earnings per share is:

                                              At April 30, 2000
                             (Loss) available to           Common          Per
                             Common Stockholders           Shares         Share
                             -------------------           ------         -----

       Basic earnings per
         Common Share               $ 4,022               8,511,344     $ .00

                                              At April 30, 1999
                            Earnings available to          Common          Per
                             Common Stockholders           Shares         Share
                             -------------------           ------         -----
      Basic (loss) per
         Common Share              $(50,893)              8,501,977    $ (.00)

The stock options (note 7) and convertible preferred shares are antidilutive for 1999 and have no material effect for 2000 and, therefore, are excluded from the computation of basic earnings per share.

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                                 April 30, 2000


Note 1 - Organization and summary of significant accounting policies (continued)

Cash and cash equivalents

The statements of cash flows are prepared on the basis of cash and cash equivalents. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less, unless restricted as to use, to be cash equivalents. At April 30, 2000 and 1999, respectively, the Company had amounts on deposit at financial institutions in excess of federally insured limits.

Investments

The Company owns equity securities in two companies, neither of which are publicly traded. There is no readily determinable fair market value for the securities and, as such, they are stated at cost.

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

Note 2 - Income taxes

Income tax expense (benefit) consists of the following for the years ended April 30, 2000 and 1999:

                                                    2000           1999
                                                    ----           ----

         Current                                $       -       $      -
         Deferred                                   20,487         2,669
         (Increase) in valuation allowance         (20,487)       (2,669)
                                                   -------        ------
                  Total income tax expense      $       -       $     -

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                                 April 30, 2000


Note 2 - Income taxes (continued)

Temporary differences which give rise to deferred tax assets and liabilities are as follows:

                                                             2000        1999
                                                             ----        ----

    Deferred tax assets

      Deferred rent concessions                              $7,836     $10,071
      Net operating losses available for carryforward     1,407,647   1,393,451
      Depreciation                                           24,602      16,076
             Total deferred tax assets                    1,440,085   1,419,598
      Valuation allowance                                 1,232,133) (1,211,646)
             Net deferred tax assets                       $207,952    $207,952

A reconciliation of income taxes computed at Federal statutory rates to income taxes recorded by the Company is as follows:

                                                         Years Ended April 30
                                                           2000          1999
                                                           ----          ----

      Federal income taxes at statutory rate               $17,514      $1,810
      State income taxes net of Federal income
        tax benefit                                          2,040         477
      Effect of non-deductible expenses                        933         382
      Change in valuation allowance                        (20,487)     (2,669)
               Total income tax expense                    $     -       $   -


At April 30, 2000, the Company has net operating loss carryforwards of approximately $3,636,000 for tax reporting purposes. The net operating loss carryforwards for income tax purposes expire approximately as follows:

                                            2005                         $75,000
                                            2006                           9,000
                                            2007                         561,000
                                            2008                       1,004,000
                                            2009                       1,915,000
                                            2011                          11,000
                                            2012                          28,000
                                            2013                          33,000
                                                                          ------
                                                                      $3,636,000
                                                                      ==========

During the years ended April 30, 2000 and 1999, the Company used net operating losses of approximately $67,000 and $46,000, respectively, to offset taxable income.

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                                 April 30, 2000


Note 3 - Commitments and contingencies

Operating leases

The Company leases, as lessee, restaurant space under an operating lease which expires initially in 2004 and which has renewal options. The lease escalates for increases in the landlord's expenses or for increases in the Consumer Price Index, and requires additional rentals based on a percentage of restaurant sales over a defined amount. The lease grants the Company certain concessions which are amortized to lease expense over the term of the lease. The Company leases office space on a month- to-month basis.

Rental expense charged to expense during the years ended April 30, 2000 and 1999 was $174,999 and $174,279, respectively. There were no contingent rentals in 2000 or 1999. Future minimum payments under the noncancellable restaurant lease as of April 30, 2000 are as follows:

                                            2001       $140,158
                                            2002        140,158
                                            2003        140,158
                                            2004        140,158
                                            ----        -------
                                            Total      $560,632
                                                       ========

Note 4 - Capital lease obligation

The Company is the lessee of equipment under a capital lease effective July 1998. The equipment cost of $32,286 is depreciated over its useful life, and such depreciation is included in the depreciation expense for 2000 and 1999, respectively.

Minimum future lease payments under the capital lease as of April 30, 2000 are as follows:

              2001                                                 $11,838
              2002                                                  11,838
              2003                                                   1,973
              Total future minimum lease payments                   25,649
                                                                    ------
              Less interest                                          5,014
                                                                     -----
              Principal payments due                                20,635
              Less current portion                                   8,412
                                                                     -----
                                                                   $12,223

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                                 April 30, 2000


Note 5 - Marriott license

The Company is an exclusive supplier of sports memorabilia and a consultant to all new Champions Sports Bars located in Marriott and Renaissance Hotels worldwide. Total annual license and memorabilia fees under this agreement were $278,284 and $403,244 for 2000 and 1999, respectively.

Note 6 - Preferred stock

The Series A preferred stock requires a dividend of 12 percent per annum, and the dividends are cumulative and are to be accrued on the Company's books if not paid. The dividend may be paid in common stock of the Company at the Company's discretion. The number of shares comprising the dividend paid in common stock shall be determined by dividing $1.20 by the closing bid price for the common stock on the payment date. The Series A preferred stock is preferred in liquidation or dissolution up to the amount of their par value ($10 per share). The Series A preferred stock is convertible into 4.71 shares of the Company's common stock. There were conversions of 2,650 and 300 shares of Series A preferred stock during 2000 and 1999, respectively.

For each of the five fiscal years ended April 30, 2000, the Company's Board of Directors voted to defer payment of the annual dividend on the Series A preferred stock in the amount of $63,990 for 2000 and $67,290 for the previous four years. Preferred stock dividends in arrears at April 30, 2000 and 1999, respectively, aggregated $383,940 ($7.22 per share) and $336,450 ($6.03 per share), respectively.

Note 7 - Common stock

Options to purchase a total of 450,000 shares at $1.00 per share were granted to two executive officers during fiscal 1994. The options expire if not exercised by September 2001. No options were exercised as of April 30, 2000.

Options to purchase a total of 1,300,000 shares of common stock at an exercise price of $.05 per share were granted to two executive officers in July 1995. An officer exercised an option to purchase 1,200,000 of these shares in December 1995 for $60,000 cash. The remaining options of 100,000 shares of common stock expire if not exercised by July 2001. The effect of valuing the stock options as required by the Statement of Financial Accounting Standards Number 123, "Accounting for Stock Based Compensation", at April 30, 2000 and 1999, respectively, is not material to the Company's consolidated financial statements.

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                                 April 30, 2000


Note 7 - Common stock (continued)

During fiscal 1993, the Company adopted a compensatory stock option plan for key employees or consultants of the Company and its subsidiaries. The total number of shares of the Company's common stock, which may be issued under the plan, is 840,000. The plan expires on August 2, 2002. No options have been granted under the plan as of April 30, 2000.

Stock option activity is summarized as follows:

                                                               Weighted average
                                             Number of shares   exercise price


         Outstanding, April 30, 1998                550,000           $ 0.83
              Granted                                     -                -
              Exercised                                   -                -
         Outstanding, April 30, 1999                550,000             0.83
              Granted                                     -                -
              Exercised                                   -                -
         Outstanding, April 30, 2000                550,000           $ 0.83

The following table summarizes information about stock options outstanding and exercisable at April 30, 2000.

                                        Outstanding           Exercisable
                                          Weighted              Weighted
 Option            Number    Weighted      Average    Number    Average
  Price               of      Average     Exercise      of     Exercise
 Range             Shares      Life        Price      Shares     Price
 -----             ------      ----        -----      ------     -----

$0.05 - $1.00      550,000    1.4 years      $0.83     550,000    $0.83

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 CHAMPIONS SPORTS, INC




                                         By: /s/ James E. McCollam
                                            -------------------------
                                             James E. McCollam
                                         Chief Accounting Officer and Controller
                                            Date: July 28, 2000

     In accordance with the Exchange Act, this report has been signed below by the following nd Controller persons on behalf of the registrant and in the capacities and on the dates indicated.

                                         By: /s/ James M. Martell
                                         ------------------------
                                             James M. Martell
                                          Chairman and President
                                            Date: July 28, 2000


                                         By: /s/ Michael M. Tomic
                                         ------------------------
                                             Michael M. Tomic
                                                 Director
                                            Date: July 28, 2000