Form 10QSB
period 2000-07-31
CHAMPIONS SPORTS INC
filed 2000-09-14
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


         Mark One
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          [X]        THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended         July 31, 2000

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          [ ]         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to

         Commission file number         0-17263
                                        -------


                             CHAMPIONS SPORTS, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


                      Delaware                    52-1401755
                      --------------------------------------
                (State or other jurisdiction of  (I.R.S. Employer
                        organization)          Identification No.)

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes x   No
                                             ---

         As of September 13, 2000, the Registrant had a total of 8,514,459 shares of common stock outstanding.

                             CHAMPIONS SPORTS, Inc.
                                   FORM 10-QSB

                                      INDEX

                                                                     Page

Part I.  Financial Information

                  Item 1.           Financial Statements

                  Consolidated Balance Sheets as of
                    July 31, 2000 (unaudited) and
                    April 30, 2000                                       3

                  Consolidated Statements of Operations:
                    Three months ended
                    July 31, 2000, and  July 31, 1999,
                            (unaudited)                                  4

                  Consolidated Statements of Cash Flows:
                    Three months ended July 31, 2000, and
                    July 31,1999 (unaudited)                             5

                  Notes to Consolidated Financial Statements             6

                  Item 2.     Management's Discussions and
                              Analysis of Financial Condition
                              and Results of Operations                  7

Part II. Other Information and Signatures

                  Item 4.     Submission of Matters to a Vote
                              of Security Holders                        9

                  Item 6.     Exhibits and Reports on Form 8-K           9

                  Signatures                                            10

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                     Assets

                                                       July 31      April 30

                                                         2000         2000
                                                         ----         ----

Current assets
  Cash and cash equivalents                           $594,164     $591,208
  Accounts receivable - trade                          185,646      114,063
  Inventories                                           27,382       24,181
  Prepaid expenses                                      13,012       25,632
  Deferred tax asset                                   207,952      207,952
                                                       -------      -------

           Total current assets                      1,028,155      963,036

Property and equipment
  Furniture and equipment                              567,821      552,634
  Leasehold improvements                               570,962      570,962
                                                       -------      -------
                                                     1,138,783    1,123,596
  Accumulated depreciation and amortization          (793,318)    (781,214)
                                                     --------     --------

                                                       345,465      342,382

Other assets
  Available for sale investments, at cost               50,000      100,000
  Deposits                                              11,052       11,052
                                                        ------       ------

           Total assets                             $1,434,672   $1,416,470
                                                    ==========   ==========


                Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable                                     70,428        48,173
  Dividend payable on preferred stock                 383,940       383,940
  Other accrued expenses                               59,549        51,386
  Current portion of deferred lease concession          4,363         4,363
  Current portion of capital lease obligation           8,412         8,412
                                                        -----         -----
           Total current liabilities                  526,692       496,274


Capital lease obligation, net of current portion       10,275        12,223
Deferred lease concession, net of current portion      14,827        16,281
                                                       ------        ------

             Total liabilities                        551,795       524,778

Commitments and contingencies

Stockholders' equity
  Preferred stock
    Series A, 12% Convertible  Cumulative;
    $10 par value; preferred as to
    dividends and  liquidation;
    56,075 shares  authorized;
    53,125 shares issued and outstanding
    for July 31 and April 30, 2000 respectively       531,252        531,252
  Common stock, par value $.001 per share,
    50,000,000 shares authorized; 8,514,459
    shares issued and outstanding at July 31
    and April 30, 2000, respectively                   8,514          8,514
  Additional paid-in capital                       5,337,599      5,337,599
  Accumulated deficit                            (4,994,488)    (4,985,673)
                                                 ----------     ----------


    Total stockholders' equity                       882,877        891,692

    Total liabilities and stockholders' equity    $1,434,672     $1,416,470
                                                  ==========     ==========


See notes to consolidated financial statements

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                    Three months ended July 31

                                                           2000        1999
                                                           ----        ----

Revenue
    Food and beverage                                    $503,391   $523,212
    Merchandise, memorabilia,
         and consulting fees                              101,211    104,726
    Interest income                                         6,822      6,800
    Other income                                            1,942      4,536
                                                            -----      -----

                                                          613,365    639,274

Costs and expenses
    Cost of food and beverage sales                       126,588    132,964
    Cost of merchandise and memorabilia                    33,143     38,403
    Restaurant payroll and related costs                  173,988    172,046
    Restaurant occupancy costs                             52,318     52,695
    Other restaurant costs                                 86,345     95,846
    General and administrative                             87,018    116,598
    Depreciation and amortization                          12,105     12,220
    Interest                                                  674        920
                                                              ---        ---

                                                          572,179    621,692


Operating income before income tax expense                 41,186     17,582

Loss on security held for sale                            (50,000)          -

Income tax expense                                              -          -


  Net income (loss)                                       (8,814)     17,582
                                                          ------      ------

Less preferred stock dividends (net of conversions)      (15,938)   (15,938)

  Net income (loss) available to common
    stockholders                                        $(24,752)    $1,644
                                                        ========     ======


Basic earnings (loss) per common share                      $.00     $ .00
                                                            ----     -----

Earnings (loss) per common share - assuming
  dilution                                                   $.00      $.00
                                                             ====      ====


See notes to consolidated financial statements

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                       For the three months ended July 31

                                                           2000         1999
                                                           ----         ----

Cash flows from operating activities:
   Net income                                            $(8,814)      $17,581
   Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
       Depreciation and amortization                       12,104       12,201
       Loss on sale of marketable securities               50,000            -
       Changes in assets and liabilities:
          Accounts receivable                            (71,583)           97
          Inventories                                     (3,201)      (2,406)
          Prepaid expenses                                 12,620      (7,314)
          Accounts payable                                 22,255       62,932
          Other accrued expenses                            8,163      (2,106)
          Deferred lease concessions                      (1,454)        (727)
                                                          ------         ----

         Net cash provided (used) by
           operating activities                            20,090       80,258

Cash flows from investing activities:
   Purchases of property and equipment                   (15,187)
   Available for sale investments                                    (100,000)
   Purchase of marketable securities                                  (67,030)
                                                          -------     --------

         Net cash (used) by investing activities         (15,187)    (167,030)

Cash flows from financing activities:
   Principal payments on capital lease                    (1,948)      (1,053)

Net increase (decrease) in cash and
  cash equivalents                                          2,955     (87,825)

Cash and cash equivalents at beginning of year            591,208      726,241
                                                          -------      -------

Cash and cash equivalents at end of year                 $594,163     $638,416
                                                         ========     ========

Supplemental disclosures of cash flow information:
   Cash paid during the year for interest                     674          919
                                                              ---          ---


See notes to consolidated financial statements

                             CHAMPIONS SPORTS, INC.

                   Notes to Consolidated Financial Statements

                                  July 31, 2000

Summarized Financial Information

Company or group of companies for which report is filed:

CHAMPIONS Sports, Inc. and Subsidiaries

     The consolidated balance sheet as of July 31, 2000, the consolidated statements of operations and the consolidated statements of cash flows for the three months ended July 31, 2000 and July 31,1999 have been prepared by the company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at July 31, 2000 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 10-KSB as of April 30, 2000. The results of operations for the period ended July 31, 2000 are not necessarily indicative of the operating results for the full year.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations


Results of Operation

     For the three months ended July 31, 2000, the Company's net loss was $8,814 and the net loss available for common shareholders was $24,752 ($0.00 per common share). The Company's assets increased to $1,434,672 as of July 31, 2000 from $1,416,470 at April 30, 2000.

     For the three month period ended July 31, 1999, the Company's net income was $17,582, and the net income available to common shareholders was $1,644 ($0.00 per common share). The Company's assets increased to $1,425,472 at July 31, 1999 from $1,350,134 at April 30, 1999.

Revenues

     The Company's total revenues were $613,365 for the three months ended July 31, 2000 versus $639,274 for the three month period ended July 31, 1999, a decrease of $25,909 or 4.1%. By component, food and beverage sales decreased 3.8% from the previous year. This decrease in food and beverage sales is attributed to a decline in customer volume compared to the three months ended July 31, 1999 when the NBA championship playoff games were held in San Antonio. Merchandise, memorabilia and consulting revenues decreased 3.4% for the three months ended July 31, 2000 to $101,211 compared to $104,726 during the comparable period in the prior year. This decrease is attributed to slower merchandise sales at the San Antonio location. Interest income was 1.1% of the Company's total revenue for both comparable periods. Other income represented less than 1.0% of total revenues for the three months ended July 31, 2000 and 1999.

Expenses

     Cost of food and beverage remained constant at 25.1% and 25.4 % of related sales for the three months ended July 31, 2000 and 1999. Cost of merchandise and memorabilia sales for the three months ended July 31, 2000 was $33,143 compared to $38,403 in the preceding year. Restaurant payroll and related costs were 34.6% of related food and beverage sales for the three months ended July 31, 2000 and 32.9% for the three months ended July 31, 1999. The increase in restaurant payroll is attributed the a scarce labor market and the necessity to increase hourly wages to retain experienced workers. Restaurant occupancy costs remained constant for both comparable periods. Other restaurant costs decreased to 17.2% of related food and beverage sales for the three months ended July 31, 2000 compared to 18.3% of related sales during the three months ended July 31, 1999. General and administrative expense for the Company's corporate office was 14.2% of the Company's total revenues for the three months ended July 31, 2000 compared to 18.2 % of total revenues for the three months ended July 31,1999. Depreciation and amortization expense were constant at approximately 2% of the Company's total revenues during each comparable period.
                                       7

Liquidity and Capital Resources

     The Company's cash position on July 31, 2000 was $594,164 compared to $591,208 on April 30, 2000, a increase of $2,955. For the three months ended July 31, 2000, the Company's operating activities provided cash of $20,090. The Company purchased restaurant equipment for $15,187 and repaid capital leases for $1,948. The Company realized a loss of $ 50,000 on a security held for sale. The Company met its liquidity needs during the period from its revenues and cash flow from its San Antonio location.

     For the three month ended July 31, 1999, the Company's operating activities provided net cash of $80,258. The Company used its cash to repay equipment leases for $1,053. The Company purchased marketable investment securities for $67,030 and restricted securities for $100,000. The Company met its cash needs during the three months ended July 31, 1999 from its revenues and from cash flow from its San Antonio, Texas operation.

     The Company anticipates that it will be able to meet its cash requirements for the next twelve months from its cash reserves and from its operating activities.

     The Company's working capital was $501,463 on July 31 2000 and $466,762 on April 30, 2000.

     Stockholder's equity was $882,877 as of July 31, 2000 compared to $891,692 as of April 30, 2000.

     The Company continues to review and evaluate its operations and priorities. The Company is actively pursuing merger, acquisition candidates and alternative means of diversifying to meet its longer term liquidity needs. There is no assurance that the Company will be able to structure a merger, acquisition or diversification on terms satisfactory to the Company.

Other

     This document contains "forward-looking statements" (within the meaning of the Private Securities Litigation Act of 1995) that inherently involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of unforeseen external factors. These factors may include, but are not limited to, changes in general economic conditions, customer acceptance of products and services offered and other general competitive factors.

Subsequent Events

     On August 23, 2000, the Company announced its intention to diversify into high-technology area by expanding its management to focus on business opportunities in that sector. The Company signed agreements with James J. Heigl, Jr to be its Chief Executive Officer and Director, and Harry A. Lee to be its Chief Operating Officer and Director. Mr. Heigl was subsequently elected Chairman of the Board of Directors.

     The Company intends to change its name to Champions Ventures Group, Inc.





Part II.   Other Information

Item 4.  Submission of Matters to A Vote of Security Holders

         None




Item 6.  Exhibits and Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                    CHAMPIONS Sports, Inc.




                                    /s/ James J. Heigl, Jr.
                                    -----------------------
                                    James J. Heigl, Jr
                                    Chairman and Chief Executive Officer



                                    /s/   James E. McCollam
                                    -----------------------
                                    James E. McCollam
                                    Corporate Secretary, Chief Accounting
                                    Officer and Controller


September 13, 2000