Form 10QSB
period 2000-10-31
CHAMPIONS SPORTS INC
filed 2000-12-15
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


Mark One
                           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           [X]    THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 2000

                                                     OR

                           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           [  ]   THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    ------------

         Commission file number: 0-17263
                                 -----------------------------


                             CHAMPIONS SPORTS, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


                               Delaware         52-1401755
                              ---------        -----------
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

         As of December 10, 2000 the Registrant had a total of 8,514,459 shares of common stock outstanding.

                             CHAMPIONS SPORTS, Inc.

                                   FORM 10-QSB

                                      INDEX

                                                                            Page

Part I.  Financial Information

                  Item 1.       Financial Statements

                  Consolidated Balance Sheets as of
                    October 31, 2000 (unaudited) and
                    April 30, 2000                                        3

                  Consolidated Statements of Operations:
                    Three months and six months ended
                    October 31, 2000, and October 31, 1999,
                     (unaudited)                                          4

                  Consolidated Statements of Cash Flows:
                    Six months ended October 31, 2000, and
                    October 31, 1999 (unaudited)                          5


                  Notes to Consolidated Financial Statements              6

                  Item 2.  Management's Discussions and
                           Analysis of Financial Condition
                  and Results of Operations                               7

Part II. Other Information and Signatures

                  Item 4. Submission of Matters to a Vote
                              of Security Holders                         9

                  Item 6. Exhibits and Reports on Form 8 K                9


                              Signatures                                 10



                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                     Assets

                                                                 October 31,    April 30,
                                                                   2000           2000
                                                               ------------   -------------
                                                                       UNAUDITED
                                                                ---------

Current assets
 Cash and cash equivalents ...................................     $541,706      $591,208
   Accounts receivable - trade ...............................        5,952       114,063
   Inventories ...............................................       26,447        24,181
   Prepaid expenses ..........................................       22,249        25,632
   Deferred tax asset ........................................      207,952       207,952
                                                                 ----------    ----------
          Total current assets ...............................      804,305       963,036
                                                                 ----------    ----------

Property and equipment
   Furniture and equipment ...................................      572,547       552,634
   Leasehold improvements ....................................      577,884       570,962
                                                                 ----------    ----------
                                                                  1,150,432     1,123,596
   Accumulated depreciation and amortization .................     (805,423)     (781,214)
                                                                 ----------    ----------
                                                                    345,009       342,382
                                                                 ----------    ----------
Other assets
   Available for sale investments, at cost ...................       50,000       100,000
   Deposits ..................................................       11,052        11,052
                                                                 ----------    ----------
          Total assets .......................................   $1,210,366    $1,416,470
                                                                 ==========    ==========

                      Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable ..........................................      $22,946       $48,173
   Dividend payable on preferred stock .......................      383,940       383,940
   Other accrued expenses ....................................       45,574        51,386
   Current portion of deferred lease concession ..............        4,363         4,363
   Current portion of capital lease obligation ...............        8,412         8,412
                                                                 ----------    ----------
          Total current liabilities ..........................      465,236       496,274
                                                                 ----------    ----------

Capital lease obligation, net of current portion .............        8,227        12,223
Deferred lease concession, net of current portion ............       13,737        16,281
                                                                     ------        ------

          Total liabilities ..................................      487,199       524,778
                                                                 ----------    ----------

Commitments and contingencies

Stockholders' equity
   Preferred stock
     Series  A, 12%  Convertible  Cumulative;  $10 par  value;  preferred  as to dividends and liquidation;  56,075 shares authorized;  53,125 shares issued and outstanding for
     October 31 and April 30, 2000 respectively ..............      531,252       531,252

   Common  stock,  par value  $.001 per  share,  50,000,000  shares  authorized;
     8,514,459 shares issued and outstanding at October, 31 and April 30, 2000,
     respectively ............................................        8,514         8,514
   Additional paid-in capital ................................    5,337,599     5,337,599
   Accumulated deficit .......................................   (5,154,198)   (4,985,673)
                                                                 ----------    ----------
          Total stockholders' equity .........................      723,167       891,692
                                                                 ----------    ----------
          Total liabilities and stockholders' equity .........   $1,210,366    $1,416,470
                                                                 ==========    ==========

See notes to consolidated financial statements






                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                    Unaudited

                                                          Three months         Six months
                                                        ended October 31,           ended October 31,
                                                        2000          1999        2000           1999

Revenue

    Food and beverage ...........................     $450,308      $393,356      $953,699      $916,568
    Merchandise, memorabilia, and consulting fees       10,529        85,818       111,740       190,544
    Interest income .............................        7,377         5,390        14,199        12,190
    Other income ................................        1,967         3,547         3,909         8,083
                                                         -----         -----         -----         -----
                                                       470,181       488,111     1,083,547     1,127,385
Costs and expenses
    Cost of food and beverage sales .............      116,910       103,194       243,498       236,158
    Cost of merchandise and memorabilia .........       31,987        22,367        65,130        60,770
    Restaurant payroll and related costs ........      161,938       142,454       335,926       314,500
    Restaurant occupancy costs ..................       53,801        51,158       106,119       103,853
    Other restaurant costs ......................       95,515        77,477       181,860       173,323
    General and administrative ..................      156,689        57,959       243,707       174,557
    Depreciation and amortization ...............       12,104        12,105        24,209        24,325
    Interest ....................................          948           846         1,622         1,766
                                                           ---           ---         -----         -----
                                                       629,893       467,560     1,202,072     1,089,252

Operating income(loss) before income tax expense      (159,712)       20,551      (118,525)       38,133

Loss on security held for sale ..................         --            --         (50,000)         --

Income tax expense ..............................         --            --            --            --

       Net income (loss).........................     (159,712)       20,551      (168,525)       38,133

Less preferred stock dividends (net of ..........      (15,938)      (15,938)      (31,876)      (31,876)
                                                       -------       -------       -------       -------
conversions)

       Net income (loss) available to common ....    $(175,650)       $4,613     $(200,401)       $6,257
                                                     =========        ======     =========        ======
         stockholders

Basic earnings (loss) per share .................        $0.02)        $0.00        $(0.02)        $0.00

Earnings (loss) per common share - assuming
  dilution ......................................       $(0.02)        $0.00        $(0.02)        $0.00

See notes to consolidated financial statements


                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                    For the six months ended October 31,
                                    Unaudited
                                                         2000         1999
                                                         ----         ----
Cash flows from operating activities:
    Net inccome (loss) .............................   (168,525)     38,133
       Adjustments to reconcile net income to net
      cash provided (used) by operating activities:
      Depreciation and amortization ................     24,209      24,325
      Loss on securities held for sale .............     50,000        --
      Changes in assets and liabilities:
         Accounts receivable .......................    108,111     (75,031)
         Inventories ...............................     (2,266)     (4,866)
         Prepaid expenses ..........................      3,383      (5,493)
         Accounts payable ..........................    (25,227)     42,461
         Other accrued expenses ....................     (5,812)     (5,076)
         Deferred lease concessions ................     (2,544)     (1,837)
             Net cash provided (used) by
               operating activities ................    (18,671)     12,616

Cash flows from investing activities:
    Purchases of property and equipment ............    (19,913)     (1,148)
    Leasehold improvements .........................     (6,922)
    Available for sale investments .................         --    (100,000)
    Purchase of marketable securities ..............         --    (111,059)

             Net cash (used) by investing activities    (26,835)   (212,207)

Cash flows from financing activities:
    Principal payments on capital lease ............     (3,996)     (2,180)

Net increase (decrease) in cash and
  cash equivalents .................................    (49,502)   (201,771)

Cash and cash equivalents at beginning of year .....    591,208     726,241
Cash and cash equivalents at end of year ...........    541,706     524,470

Supplemental disclosures of cash flow information:
    Cash paid during the year for interest .........      1,622       1,766

See notes to consolidated financial statements

                             CHAMPIONS SPORTS, INC.

                   Notes to Consolidated Financial Statements

                                October 31, 2000

Summarized Financial Information

Company or group of companies for which report is filed:

CHAMPIONS Sports, Inc. and Subsidiaries

The consolidated balance sheet as of October 31, 2000, the consolidated statements of operations for the three months and six months ended October 31, 2000 and October 31, 1999 and the consolidated statements of cash flows for the six months ended October 31, 2000 and October 31, 1999 have been prepared by the company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at October 31, 2000 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 10-KSB as of April 30, 2000. The results of operations for the period ended October 31, 2000 are not necessarily indicative of the operating results for the full year.


This document contains "forward-looking statements" (within the meaning of the Private Securities Litigation Act of 1995) that inherently involve risk and uncertainties. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of unforeseen external factors. These factors may include, but are not limited to, changes in general economic conditions, customer acceptance of products offered and other general competitive factors, and the ability to have access to financing sources on reasonable terms in order to pursue the Company's diversification efforts. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof.

     Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Results of Operation

         For the six months ended October 31, 2000, the Company's net loss from operations was $168,525 before preferred stock dividends of $31,876 resulting in a net loss of $200,401 or ($0.02) per common share

         For the six months ended October 31, 1999, the Company's net income from operations was $38,133 before preferred stock dividends of $31,876 resulting in a net income of $6,257 or $0.00 per common share.

          The Company's assets decreased to $1,210,366 at October 31, 2000 from $1,416,470 at April 30, 2000 as a result of the net loss for the six month period.

Revenues

         The Company's total revenues decreased 3.9% for the six month period and 3.7% for the three month period ended October 31, 2000. The Company's total revenues were $1,083,547 and $1,127,385 for the six months ended October 31, 2000 and 1999. By component, food and beverage sales increased 4.1% to $953,699 for the six months ended October 31, 2000 from $916,568 for the six months ended October 31, 1999. The increase in food and beverage sales is attributed to an increase in customer volume and an increase in the average customer check, as there were no increases in retail pricing. For the three month period, food and beverage sales increased 14.5% for the comparable period. The increase in food and beverage sales is a result of an increase in customer volume during the quarter ended October 31, 2000. Merchandise and memorabilia sales for the six months ended October 31, 2000 were $111,740 compared to $190,544 in the comparable period. The Company provided sports memorabilia to one Marriott Champions locations during the six months ended October 31, 2000 and two Marriott Champions location during the six months ended October 31, 1999.
Interest income and other income represent 2% or less of the Company's total revenues for the three months and six months ended October 31, 2000 and 1999.


Expenses

         Cost of food and beverage remained relatively constant at 25.5% versus 25.8% of food and beverage sales of for the six months ended October 31, 2000 and 1999. Cost of merchandise and memorabilia sales was 58.3% and 31.9% of related sales for the six months ended October 31, 2000 and 1999. During the six months ended October 31, 2000, the Company wrote down memorabilia inventory of approximately $23,000. Restaurant payroll and related costs increased to 35.2% of related sales for the six months ended October 31, 2000 compared to 34.3% of food and beverage sales during 1999. Restaurant occupancy costs remained constant at 11.1% and 11.3% of restaurant sales for the six month comparable periods. Other restaurant costs also remained relatively constant for the comparable periods at approximately 19.0% of restaurant sales. General and administrative expense for the Company's corporate office was $243,707 or 22.5% of the Company's total revenues for the six months ended October 31, 2000 compared to $174,557 or 15.5% for the six months ended October 31, 1999. This increase is attributed to the Company's effort to diversify into high-technology by expanding the management team to focus on business opportunities in that sector as announced on August 23, 2000 and the formation of a wholly owned subsidiary, Champions Tech Ventures. For the three and six months ended October 31, 2000, the Company has expended approximately $85,000 for this diversification. To date, the Company's diversification efforts in high-technology have not yet produced revenue.Depreciation and amortization expense represented 2.2% of the Company's total revenues during each six-month period.



Liquidity and Capital Resources

         The Company's cash position on October 31, 2000 was $541,706 compared to $591,208 on April 30, 2000, a decrease of $49,502. For the six months ended October 31, 2000, the Company's operating activities used $18,671 in cash. The Company used its cash to repay equipment leases for $3,996. The Company purchased equipment for $19,913 and made leasehold improvements of $6,932.

          For the six months ended October 31, 1999, the Company's operating activities provided $12,616 in cash. The Company purchased $1,148 in property and equipment. The Company, for the six months ended October 31, 1999, purchased marketable investment securities for $111,059 and restricted investment securities for $100,000. During the six months ended October 31, 2000 and 1999, the Company met its cash needs from its revenues and cash reserves and from cash flow from its San Antonio operation.

         On October 31, 2000 the Company's working capital was $339,069 versus $466,762 on April 30, 2000. To continue its diversification efforts, the Company will need to raise additional capital through a Private Placement. The Company anticipates that the revenues generated from its operations, its cash reserves and its funding efforts, if successful, will be sufficient to meet its operating obligations for the next twelve months. Should the Company be unable to raise sufficient capital, its diversification efforts may be halted.

         Stockholder's equity decreased to $723,167 as of October 31, 2000 compared to $891,692 as of April 30, 2000, as a result of the net loss for the six month period.

Subsequent Events


         In November, 2000, the Board of Directors, in order to preserve the Company's cash reserves, voted to defer payment of $63,750, the annual dividend on the Series A, 12% convertible, cumulative Preferred Stock, par value $10, of which there were 53,125 shares outstanding at October 31, 2000. The Board of Directors also voted to defer the annual meeting of security holders in order to preserve the Company's cash reserves.

Other Matters

         The Company continues to review and evaluate its operations and priorities, and is actively pursuing its diversification opportunities to meet its longer-term growth and liquidity needs. The Company is considering a Private Placement to fund its diversification efforts into high-technology, however, there is no assurance that the Company will be able to raise sufficient capital, if any, to continue it's diversification efforts. Should the Company be unable to raise sufficient capital, its diversification efforts may be halted.




Part II.   Other Information

Item 4.  Submission of Matters to A Vote of Security Holders

         There were no matters submitted to a vote of Security Holders during the three month period ended October 31, 2000.



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

                                    CHAMPIONS Sports, Inc.




                                   /s/ James M. Martell
                                   --------------------

                                    James M. Martell
                                    President



                                    /s/ James E. McCollam
                                    ---------------------

                                    James E. McCollam
                                    Controller and Chief Accounting
                                     Officer


December 14, 2000