Form 10QSB
period 2001-01-31
CHAMPIONS SPORTS INC
filed 2001-03-09
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         Mark One
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           [X ]    THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended         January 31, 2001
         -----------------------------------------------------------

                                                     OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           [  ]    THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    ------------

         Commission file number         0-17263
                                -------------------------------------


                             CHAMPIONS SPORTS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                               Delaware 52-1401755
                              ---------------------
                (State or other jurisdiction of (I.R.S. Employer
                        organization) Identification No.)

                2420 Wilson Blvd., Suite 214, Arlington VA 22201
                ------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

                                 (703) 526-0400
                                ----------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

         As of March 9, 2001, the Registrant had a total of 8,514,459 shares of common stock outstanding.

                             CHAMPIONS SPORTS, Inc.

                                   FORM 10-QSB

                                      INDEX

                                                                   Page

Part I.           Financial Information

                  Item 1. Financial Statements

                  Consolidated Balance Sheets as of
                    January 31, 2001 (unaudited) and
                    April 30, 2000                                    3

                  Consolidated Statements of Operations:
                    Three months and nine months ended
                    January 31, 2001, and  January 31, 2000,
                          (unaudited)                                 4

                  Consolidated Statements of Cash Flows:
                    Nine months ended January 31, 2001, and
                    January 31,2000 (unaudited)                       5

                  Notes to Consolidated Financial Statements          6

                  Item 2. Management's Discussions and
                           Analysis of Financial Condition
                           and Results of Operations                  7

Part II.          Other Information and Signatures

                  Item 4. Submission of Matters to a Vote
                           of Security Holders                        9


                  Item 6. Exhibits and Reports on Form 8-K            9

                  Signatures                                         10



                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                      Assets

                                                               January 31     April 30,
                                                                 2001           2000
                                                                 -------------------
                                                               UNAUDITED

Current assets
Cash and cash equivalents .................................   $  433,496     $ 591,208
Accounts receivable - trade ...............................        3,455       114,063
Inventories ...............................................       51,898        24,181
Prepaid expenses ..........................................       16,529        25,632
Deferred tax asset ........................................      207,952       207,952
                                                                 -------       -------

Total current assets ......................................      713,329       963,036

Property and equipment
Furniture and equipment ...................................      572,547       552,634
Leasehold improvements ....................................      584,772       570,962
                                                                 -------       -------
                                                               1,157,319     1,123,596
Accumulated depreciation and amortization .................     (817,528)     (781,214)
                                                                --------      --------
                                                                 339,791       342,382

Other assets
Available for sale investments, at cost ...................       50,000       100,000
Deposits ..................................................       11,052        11,052
                                                                  ------        ------

Total assets ..............................................  $1,114,172$    $1,416,470
                                                              ========================


                       Liabilities and Stockholders' Equity

Current liabilities
Accounts payable ..........................................   $   118,38    $   48,173
Dividend payable on preferred stock .......................      447,690       383,940
Other accrued expenses ....................................       34,811        51,386
Deferred Revenues .........................................      100,000          --
Current portion of deferred lease concession ..............        4,363         4,363
Current portion of capital lease obligation ...............        8,412         8,412
                                                                   -----         -----
Total current liabilities .................................      713,664       496,274


Capital lease obligation,
net of current portion ....................................        6,073        12,223
Deferred lease concession,
 net of current portion ...................................       12,643        16,281
                                                                  ------        ------
Total liabilities .........................................      732,380       524,778


Commitments and contingencies

Stockholders' equity

  Series A, 12% Convertible Cumulative;
  $10 par value; preferred as to dividends
  and liquidation; 56,075 shares authorized;
  53,125 shares issued and
  outstanding for January 3, 2001
  and April 30, 2000 respectively .........................      531,252       531,252
Common stock, par value $.001 per share,
  50,000,000 shares authorized;
  8,514,459 shares issued and
  outstanding at January 31,2001
  and April 30, 2000, respectively ........................        8,514         8,514
Additional paid-in capital ................................    5,337,599     5,337,599
Accumulated deficit .......................................   (5,495,573)   (4,985,673)
                                                              ----------    ----------
Total stockholders' equity ................................      381,792       891,692
                                                                 -------       -------

Total liabilities and stockholders' equity ................   $1,114,172    $1,416,470
                                                               =========     =========


See notes to consolidated financial statements





                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                    Unaudited


                                                     Three months                       Nine Months
                                                  ended January 31,                  ended January 31,
                                                2001             2000              2001             2000
Revenue
Food and beverage .........................   $   460,900    $   461,513    $ 1,414,600    $ 1,378,081
Merchandise, memorabilia,
 and consulting fees ......................         9,389         12,650        121,129        203,194
Interest income ...........................         7,171          5,827         21,369         18,017
Other income ..............................            38          3,512          3,947         11,595
                                                       --          -----          -----         ------
                                              $   477,498    $   483,502    $ 1,561,045    $ 1,610,887

Costs and expenses
Cost of food and beverage sales ...........   $   115,847    $   115,565    $   359,345    $   351,723
Cost of merchandise and memorabilia .......        32,333         10,141         97,464         70,911
Restaurant payroll and related costs ......       159,468        163,151        495,394        477,651
Restaurant occupancy costs ................       107,354         53,535        213,473        157,388
Other restaurant costs ....................        95,029        106,232        276,889        279,555
General and administrative ................       232,156         66,834        475,864        241,391
Depreciation and amortization .............        12,105         12,105         36,314         36,430
Interest ..................................           830          1,198          2,453          2,964
                                                      ---          -----          -----          -----
                                              $   755,123    $   528,761    $ 1,957,195    $ 1,618,013

Operating income (loss) before
 income tax e$pense .......................      (277,625)   $   (45,259)   $  (396,149)   $    (7,126)

Gain/(Loss) on security held for sale .....          --           93,684        (50,000)        93,684

Income tax expense ........................          --             --             --             --

Net income  (loss) ........................   $  (277,625)   $    48,425    $  (446,149)   $    86,558

Less preferred stock dividends
 (net of conversions) .....................       (15,938)       (15,938)       (47,814)       (47,814)
                                                  -------        -------        -------        -------

Net income (loss) available to common ....    $  (293,563)   $    32,487    $  (493,963)   $    38,744
                                              ===========    ===========    ===========    ===========
  stockholders

Basic earnings (loss) per share ...........   $     (0.03)          0.00         (0.06)           0.00

Earnings (loss) per common share - assuming
  dilution ................................   $     (0.0$)          0.00         (0.06)           0.00

See notes to consolidated financial statements


                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                      For the nine months ended January 31,
                                    Unaudited
                                                        2001           2000
                                                        ----           ----
Cash flows from operating activities:
Net income (loss)                                      $(446,149)      $86,559
Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
Depreciation and amortization                             36,314        36,430
Gain/(Loss) on securities held for sale                   50,000       (93,684)
Changes in assets and liabilities:
Accounts receivable                                      110,608           (73)
Inventories                                              (27,717)      (13,469)
Prepaid expenses                                           9,104       (18,222)
Deferred revenues                                        100,000             -
Accounts payable                                          70,214        30,172
Other accrued expenses                                   (16,575)       12,837
Deferred lease concessions                                (3,638)       (2,909)
                                                          ------        ------
Net cash provided (used) by
  operating activities                                  (117,839)       37,641

Cash flows from investing activities:
Purchases of property and equipment                      (19,913)       (6,156)
Leasehold improvements                                   (13,810)            -
Available for sale investments                                 -      (100,000)
Purchase of marketable securities                              -      (274,626)
Sale of marketable securities                                  -       368,310
                                                                       -------
Net cash (used) by investing activities                  (33,723)      (12,472)

Cash flows from financing activities:
Principal payments on capital lease                       (6,150)       (4,048)

Net increase (decrease) in cash and
  cash equivalents                                      (157,712)       21,121

Cash and cash equivalents at beginning of                591,208       726,241
year
Cash and cash equivalents at end of year                 433,496       524,470
                                                         =======       =======

Supplemental disclosures of cash flow information:
Cash paid during the year for interest                     2,453         2,964

See notes to consolidated financial statements

                             CHAMPIONS SPORTS, INC.

                   Notes to Consolidated Financial Statements

                                January 31, 2001


Summarized Financial Information

Company or group of companies for which report is filed:

CHAMPIONS Sports, Inc. and Subsidiaries

The consolidated balance sheet as of January 31, 2001, the consolidated statements of operations and the consolidated statements of cash flows for the three months and nine months ended January 31, 2001 and January 31, 2000 have been prepared by the company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at January 31, 2001 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 10-KSB as of April 30, 2000. The results of operations for the period ended January 31, 2001 are not necessarily indicative of the operating results for the full year.

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

     Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Results of Operation

         For the nine month period ended January 31, 2001, the Company's net loss was $446,149 or $0.06 per common share as compared to a net profit of $86,558 or ($0.00) per common share for the nine month period ended January 31, 2000. For the nine months ended January 31, 2001, the Company's ongoing operations generated loss of $396,149 and a loss of $50,000 on a security held for trade compared to a loss from operations of $7,126 and a gain of $93,684 on marketable securities held for trade during the nine months ended January 31, 2000. Dividends accrued for the Company's Preferred Stock (net of conversions) totaled $47,814. The Company's assets decreased to $1,114,172 at January 31, 2001 from $1,416,470 at April 30, 2000. For the three months ended January 31, 2001 the Company's net loss from its ongoing operations was $277,625 compared to a net operating loss of $45,259 and a realized gain of $93,684 from the sale of marketable securities held for trade during the three months ended January 31, 2000.

Revenues

         The Company's total revenues decreased 3.1% to $1,561,045 for the nine months ended January 31, 2001 versus $1,610,887 for the nine month period ended January 31, 2000. By component, food and beverage sales increased 2.6% from the previous year for the nine months and were the flat for the three months period from the previous year. The nominal growth in food and beverage sales is attributed to a increase in customer volume. Merchandise and memorabilia sales for the nine months ended January 31, 2001 decreased 40.4% to $121,129 compared to $203,194. This decrease is attributed directly to the number of Marriott CHAMPIONS locations opened during the period. For the three months ended January 31, 2001, this amount was $9,389 versus $12,650 for the comparable period. For the nine months ended January 31, 2001 and 2000, other income was less than 1% of the Company's total revenues. Interest income in all comparable periods was approximately1.1% the Company's total revenue.

Expenses

         Cost of food and beverage remained constant at approximately 25.4% of related sales for all comparable periods. This is attributed to stable prices at the wholesale level. Cost of merchandise and memorabilia sales for the nine months ended January 31, 2001 was $97,464 compared to $70,911 in the preceding year. During the nine months ended January 31, 2001, the Company wrote down memorabilia inventory of approximately $23,000. Restaurant payroll and related costs were approximately 35.0% of related food and beverage sales for all comparable periods. Restaurant occupancy costs were $213,473 for the nine months and $107,354 for the three months ended January 31, 2001 compared to $157,388 for the nine month and $53,535 for the three month comparable period in 2000. This increase is attributed to a retro active increase in common area charges and real estate taxes passed on by the landlord. Other restaurant costs were 19.6% of food and beverage sales for the nine months and 20.6% of food and beverage sales for the three months ended January 31, 2001 compared to 20.3% of food and beverage sales for the comparable nine month and 23.0% for the three months in 2000. General and administrative expense was $475,864 for the nine months ended January 31, 2001 compared to $241,391 for the nine months ended January 31, 2000. This increase is attributed to the Company's effort to diversify into high- technology by expanding the management team to focus on business opportunities in that sector as announced on August 23, 2000 and the formation of a wholly owned subsidiary, Champions Tech Ventures. Depreciation and amortization expense accounted for 2.3 % of the Company's total revenues during the nine months ended January 31, 2001 and 2000.

Liquidity and Capital Resources

         The Company's cash position on January 31, 2001 decreased by $157,712 to $433,496 from $591,208 on April 30, 2000. For the nine months ended January 31, 2001, the Company's ongoing operations used cash totaling $117,839. For the comparable period ending January 31, 2000, the Company's operations provided excess cash of $37,641 and the Company realized a gain of $93,684 from the sale of marketable securities held for trade. At January 31, 2001, the Company held $50,000 of restricted securities of a privately held company and owned no marketable securities held for trade. During the nine months ended January 31, 2001, the Company purchased equipment for its San Antonio CHAMPIONS for $19,913 and made leasehold improvements in that same location totaling $13,810. During the nine months ended January 31, 2000, the Company purchased equipment for $6,156 for the CHAMPIONS location in San Antonio, Texas and repaid borrowing of $4,048.

         The Company met its cash needs during the nine months ended January 31, 2001 and 2000 from its revenues and from cash flow from its San Antonio, Texas operation. The Company anticipates that the revenues generated from its location in San Antonio, Texas along with revenues generated from its consulting and sales of memorabilia will be sufficient to meet its operating obligations for the next twelve months. The Company continues to review and evaluate its operations and priorities, and is actively pursuing its diversification opportunities to meet its longer-term growth and liquidity needs.


         The Company's working capital was a negative $335 on January 31, 2001 and $466,762 on January 31 2000.

         Stockholder's equity was $381,792 as of January 31, 2001 compared to $891,692 as of April 30, 2000.




Other

         In November 2000, the Company's Board of Directors voted to defer the annual meeting of shareholders in order to preserve the Company's cash position. The Board further voted to defer the payment of the annual dividend on the Company's 12% Preferred Stock to preserve the Company's cash position. This amount is accrued on the Company's books as a current liability.


         Subsequent to January 31, 2001, the Company reduced its equity position in CHAMPIONS Tech Ventures, Inc. to 36% and will no longer consolidate the results of CHAMPIONS Tech Ventures, Inc. into the Company's financial statements. Furthermore, the Company will not commit any further funding of the operating activities of CHAMPIONS Tech Ventures, Inc.

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

                             CHAMPIONS Sports, Inc.




                                    /s/ James Martell
                                    James Martell
                                    President



                                    /s/ James E. McCollam
                                    James E. McCollam
                                    Corporate Secretary, Chief Accounting
                                    Officer and Controller


March 9 2001