Form 10KSB
period 2001-04-30
CHAMPIONS SPORTS INC
filed 2001-07-30
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


          Mark One
              [X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 2001
                    ----------------------------------------

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

     Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __
     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form10-KSB. [X]
     For the year ended April 30, 2001, the revenues of the registrant were $2,210,348.

     The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant based on the average bid and asked price on July 17, 2001, was approximately $530,000.

     As of July 17, 2001, the Registrant had a total of 8,514,459 shares of common stock outstanding.


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

     On January 16, 1986, the Company acquired 100% of the outstanding shares of CHAMPIONS Sports International, Inc. ("CSII"), in exchange for 195,555,555 shares of the Company's Common Stock. In February, 1986, International Group, Inc. changed its name to CHAMPIONS Sports, Inc. Between 1987 and 1988, most of the original warrants issued in September 1985 were exercised by stockholders and consequently the Company received additional capital of $2,356,268. On September 12, 1989, CSII was merged with and into the Company, with the Company as the surviving corporation. In November 1991, the Company effected a reverse split of its outstanding shares on a 1 for 100 basis. In November 1992, the Company completed a public offering of 350,000 Shares of Series A 12% Cumulative Convertible Preferred Stock. In March 1993, the Company completed an exchange offer converting all, except 64,575 preferred shares, into 2,171,657 shares of common stock. Subsequently, an additional 11,450 preferred shares have been converted into 53,930 shares of common stock.

     The Company is a licensee of one CHAMPIONS Sports Bar Restaurant and the exclusive supplier of sports memorabilia and consultant to Marriott International, Inc. (Marriott). Effective November, 1997, the Company sold the rights to the CHAMPIONS brand to Marriott and became a licensee of CHAMPIONS Sports Bar Restaurants and an exclusive supplier of sports memorabilia and a consultant to all new managed Marriott and Renaissance Hotel sports bar restaurants worldwide. At April 30, 2001, the Company owns the one CHAMPIONS Sports Bar Restaurant in San Antonio, Texas.


                (b)      Description of Business.

                  1.       Concept

     The Company operates a restaurant in San Antonio, Texas by the name of CHAMPIONS which has a sports theme concept that combines casual dining, sports viewing with strategic marketing and promotions. The CHAMPIONS popularity is defined in the CHAMPIONS motto: "Good Food, Good Times, Good Sports." This concept is based, in large measure, on the format implemented in the first CHAMPIONS location that opened in the Georgetown section of Washington, D.C. in 1983. The Company does not own, operate or manage this property. A strong food component was added to the original concept so that the CHAMPIONS in San Antonio, Texas is a full-fledged restaurant as well as bar. The sports theme of CHAMPIONS is based upon management's belief that sports appeals to most socio-economic, age and gender groups worldwide. The sports atmosphere at CHAMPIONS is created by the presence of hundreds of items of original sports memorabilia such as uniforms, sports equipment, posters, advertising, signs, magazine covers, official programs, film posters, and photographs from local, national and international celebrities and sporting events, past and present. The sports decor seeks to establish a feeling a comfort and belonging for all customers. In addition, CHAMPIONS atmosphere is enhanced by sports programming and viewing which is accomplished through a network of strategically placed TV monitors designed to continuously show local, national and international sporting events without taking away from the casual dining experience. Although sports is a theme in CHAMPIONS restaurants it is not the dominant factor. At the heart of the CHAMPIONS concept is the food. The menu, which attracts guests for lunch and dinner, appeals to those interested in dining at a moderate price. It incorporates traditional American cuisine as well as popular regional items. CHAMPIONS average check is about $14.25 per person, placing it within the "casual dining" segment of the restaurant industry. This segment seeks to attract customers who want a higher quality of food and service than that commonly provided at "fast food" or "family style" restaurants. Although no element of he CHAMPIONS concept is unique, the combination of food, atmosphere, sports memorabilia, sports viewing, marketing and promotions defines the concept.


                  2.       Operations

         As of the end of the fiscal year, the Company was engaged in the following types of operations:

         (i) Company-Owned Operation

         The Company currently operates one Company-owned restaurant. This location is licensed from Marriott, royalty free, to use the name CHAMPIONS pursuant to a licensing agreement signed in FY 1998. This CHAMPIONS sports bar restaurant has been in operation since 1989 and is located in the River Center Mall in San Antonio, Texas. The San Antonio restaurant provided approximately 91.5% of the Company's revenues for FY 2001, as reflected in the consolidated financial statements included herein.

         (ii) Supplier of Sports Memorabilia and Consulting Services to Marriott

         In November 1997, the Company sold the rights to the CHAMPIONS brand to Marriott and became a licensee of CHAMPIONS Sports Bar Restaurants and an exclusive supplier of sports memorabilia and a consultant to all new managed Marriott and Renaissance Hotel sports bar restaurants worldwide. Under the terms of this agreement, Marriott is required to purchase sports memorabilia and for the Company to serve as a consultant for each new CHAMPIONS or like sports bar restaurant that opens in a new Marriott or Renaissance Hotel worldwide at the same prescribed prices (with increases pegged to the Consumer Price Index) as paid to the Company by Marriott in its previous agreement, except that Marriott does not pay any annual fees as before. In FY 2001, the Company provided sports memorabilia and consulting services to Champions Sports Bar Restaurants that opened in Marriott hotels in Vienna, Austria and Indianapolis, Indiana.
     Marriott hotel locations accounted for about 8.4% of the Company's revenues for FY 2001, as reflected in the consolidated financial statements included herein.

               (iii). High Technology Diversification

         In August, 2000, after reviewing and evaluating the Company's operations and priorities, the Board of Directors decided that in an effort to increase shareholder value and to meet its longer term liquidity needs, Champions Sports, Inc. should diversify into the high-technology by expanding the management team to focus on business opportunities in that sector. The Company believed that the best opportunities to maximize the shareholder value existed at that time in high technology. To accomplish this diversification, Champions signed agreements with James J. Heigl Jr. and Harry A. Lee to take lead management roles in the Company. Heigl joined Champions as its Chairman and CEO, and Lee joined as COO and Director. Champions Tech Ventures was formed to provide Management Capital to help early-stage technology companies by assisting them in solidifying their business strategy and business plans; by keeping them focused on their implementation; and by holding them accountable for taking actions to fully execute those plans. Champions Tech Ventures provided advice and guidance for clients in their capital formation, marketing and partnership efforts, and in the development of their management team. The Company expended $242,000 in its attempt to start the technology venture. This venture generated no revenues. Adverse capital markets conditions precluded the Company from raising $2 million, in a private placement, required to fund Champions Tech Ventures. Subsequent to April 30, 2001, Champions Sports, Inc. divested itself of Champions Tech Ventures. On June 21, 2001 James J. Heigl, Jr. resigned as Chairman, Director and Chief Executive Officer of Champions Sports, Inc. and Harry Alton Lee resigned as the Company's Chief Operating Officer.

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

         The Company may be subject to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to such person. While the Company carries liquor liability coverage, a judgment against the Company under a dram-shop statute in excess of the Company's liability coverage, or inability to continue to obtain such insurance coverage at reasonable costs, could have a material adverse effect on the Company. The Company is also subject to the Fair Labor Standards Act, the Immigration Reform and Control Act of 1986 and various state laws governing such matters as minimum wages, overtime, tip credits and other working conditions. A significant number of the Company's hourly personnel are paid at rates related to the federal minimum wage and, accordingly, increases in the minimum wage or decreases in the allowable tip credit will increase the Company's labor cost.


                  6.        Employees


         As of April 30, 2001, the Company had 2 full-time employees in its corporate office in Arlington, Virginia and 46 employees (both management and hourly) at its San Antonio restaurant.

               7.     Advisory Board

       In FY 2001 the Company formed a Champions Advisory Board to provide guidance and counsel on business development to the management team. The members of the Advisory Board received options for restricted common stock for their continuous service to the Company. The Champions Advisory Board includes the following members:

     James V. Kimsey, Special advisor to the Chairman of Champions Sports, Inc. is the founding Chief Executive Officer of America Online and is currently Chairman Emeritus of America Online.

     Richard A. Kay, Founder, Chairman, President and CEO of Bethesda, Md. based OTG Software Inc.

     Roger Mody, Founder,  President and CEO of Fairfax, Va. based Signal Corp.

     Sanju K. Bansal, Vice Chairman and Chief Operating Officer of Vienna, Va. based MicroStrategy Inc.

     Lloyd J. Griffiths, Dean of the School of Information Technology and Engineering at George Mason University

     Edward A. Davis, Former President of PSINetworks and senior vice president PSINet

     Mario W. Cardullo, Senior research associate and adjunct professor College of Engineering and Pamplin College of Business Virginia Polytechnic Institute and State University

     Debra Diamond, President Debra Diamond Associates

     Babi Das, President and COO of Vienna based Etensity

     Daryl B. Davis, Managing Director, Global Star Partners, L.L.C.

     Carleton S. Jones, business consultant, attorney, and president and COO of PurelyWeb

     Stephen Rossetti, Executive director, Defense Integrated Travel

     James N. Schwarz,  partner in the Business Law practice  group Patton Boggs
LLP

     John L. Sullivan III, partner at the Washington, DC office of LeBoeuf, Lamb, Greene & MacRae LLP

     Gerald Turner, entrepreneur, angel investor and cofounder and chairman of Potomac Capital Group

     Mark Wishner, managing partner of the Reston, Va., office of Mintz Levin Cohn Ferris Glovsky and Popeo

     Christopher D. Young, cofounder and former president of Arlington based Cyveillance

     Champ Bailey, All-Star member of the Washington Redskin football team.

Item 2.           Properties.


     The Company is leasing, on a month-to-month basis, its corporate office space located at 2420 Wilson Blvd., Suite 214, Arlington, VA 22201. The Company's rental payments are $500 per month. The Company is leasing 5,289 square feet of space for its restaurant in San Antonio, TX pursuant to a lease, which expires in November 2004 with an option for an additional five years. The lease provides monthly rental payments of $18,939 including CAM charges and real estate taxes. In addition, the lease requires a percentage of the unit's revenues at the location in excess of $1,745,000 per year.


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



                                                    Common Stock
                                            High                        Low
                                               $                          $
Fiscal 2001

         First Quarter                       0.16                      0.10
         Second Quarter                      0.53                      0.11
         Third Quarter                       0.29                      0.17
         Fourth Quarter                      0.20                      0.125

Fiscal 2000

         First Quarter                       0.125                     0.07
         Second Quarter              0.15                     0.07
         Third Quarter                       0.125                     0.07
         Fourth Quarter                      0.38                      0.10



                  (b) Approximate Number of Holders of Common Stock
                         and the Preferred Stock.

     The number of holders of record of the Company's common stock as of July 17, 2001 was 2,131 and the Company estimates that there are approximately 3,000 additional beneficial shareholders. There are about 30 beneficial holders of the Company's preferred stock as of July 17, 2001.

                  (c) Dividends.

     Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's common stock and no dividends are anticipated to be paid in the foreseeable future. Since November 1994, the Company's Board of Directors voted each year to defer payment of the annual dividend on the Series A, 12%, Cumulative Preferred Stock, in order to preserve the Company's cash reserves.

Item 6.            Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.

                  (a) Results of Operations for Fiscal Years 2001 and 2000.

                           1.      Revenues

     For the fiscal year ended April 30, 2001, the Company's revenues were flat at $2,210,348 versus $2,217,328 in FY 2000.

     By component, food and beverage sales increased 5.1% to $1,939,841 for FY 2001 compared to $1,846,255 in FY 2000. The Company's management attributes the increase in food and beverage sales to an increase in customer volume, as there were no significant price increases in the last year. The food to beverage ratio for the San Antonio location was approximately 60/40 for both comparable years. Food and beverage sales accounted for 87.8% and 83.3 % of the Company's total revenue in the comparable periods.

     Revenues from merchandise and memorabilia sales and consulting fees accounted for 10.7% of the Company's total revenue in FY 2001 compared to 14.9% in FY 2000. Sales of memorabilia are directly tied to the number of new Champions locations that open during the fiscal year. In FY 2001, the Company provided sports memorabilia to two Champions locations compared to three locations in FY 2000. During FY 2001 and FY 2000, the Company's other revenues accounted for less than 1% of its total revenues. Interest income represented approximately 1.2% of the Company's total revenues in FY 2001 and 1% in FY 2000.

                           2.       Expenses

     The Company's cost of food and beverage remained constant at 25.6% of related sales for both years ended April 30, 2001 and 2000.

     Restaurant payroll and related costs also remained constant during both comparable years at 34.7% of food and beverage sales in FY 2001 and 34.1% of related sales in FY 2000. Restaurant occupancy costs for FY 2001 were 14.7% of food and beverage sales compared to 11.3% in FY 2000, as the increase in food and beverage sales triggered payment of percentage rent and an increase in common area charges passed on by the landlord increased occupancy cost.

     Other restaurant costs also remained constant as a percentage of food and beverage sales at 19.4% for both fiscal years. General and administrative costs incurred in FY 2001 were $353,882 and $322,475 in FY 2000.The primary components of G&A expenses are operating the Company's corporate office, including salaries. Interest expense in both FY 2001 and 2000 was 0.2% of the Company's expenses.

                            3.     Profits / Losses

     For FY 2001, the Company's net loss was $468,931 from it operatons before dividends accrued on the outstanding preferred stock of $63,752 and a non-cash charge of $207,952 for a change in valuation for a deferred tax asset, producing a net loss available to common shareholders of $740,635, ($0.09) per common share. The San Antonio Champions location produced a profit of $74,623. In FY 2001 the loss from operations of $468,931 included a loss of $242,101 incurred in operations of the Company's high technology venture, Champions Tech Ventures, Inc. and a write-off of $50,000 in an equity investment in a non-publicly traded company.


     For FY 2000, the Company's net income was $51,512 from its operations, before dividends accrued on the outstanding preferred stock, net of conversions, of $47,490, creating a net income available to common shareholders of $4,022, $0.00 per common share.

         (b) Liquidity and Capital Resources for Fiscal Years 2001 and 2000

     The Company's cash position on April 30, 2001 was $451,650 compared to $591,208 on April 30, 2000, a decrease of $139,558.

     In FY 2001, The Company's operating activities provided cash of $144,678. The Company decreased its accounts receivable and other current assets by $120,083 and increased its accounts payable and other current liabilities by $145,060. The Company wrote down its deferred tax asset totaling $207,952. The Company used $33,723 in cash to purchase equipment for its restaurant in San Antonio and invested $242,101 in Champions Tech Ventures, Inc. Cash paid for interest expense in FY 2001 was $3,518. The Company's operating activities coupled with its cash reserves provided sufficient cash flow for the Company to meet its cash needs in FY 2001.

     During FY 2000, the Company's operating activities used cash in excess of expenses of $18,350. The Company increased its accounts receivable and other current assets by $139,668 and increased its current liabilities by $20,719. The Company used cash to purchase equipment for $13,495 and $5,895 to repay an equipment lease. Furthermore, the Company purchased equity positions in two non-publicly traded companies for $100,000, and realized a gain of $2,707 from the purchase and sale of marketable securities. Cash used for interest payment in FY 2000 was $4,264. The Company's operating activities coupled with its cash reserves provided sufficient cash flow for the Company to meet its cash needs in FY 2000.

     The Company's working capital as of April 30, 2001 was a negative $216,239 contrasted to $466,400 on April 30, 2000.

     The Company continues to review and evaluate its operations and priorities. The Company is actively pursuing merger or acquisition candidates and other opportunities to meet its longer-term liquidity needs. There is no assurance that the Company will be able to structure a merger or acquisition on terms satisfactory to the Company.


                  (c) Miscellaneous


     Stockholders' equity on April 30, 2001 was $151,057 compared to $891,692 on April 30, 2000. In FY 2001 and 2000, the Company's Board of Directors voted to defer payment of the 12% annual dividend of the Company's preferred stock, in order to preserve the Company's cash reserves. This dividend is cumulative and has been recorded on the Company's balance sheet as a current liability. In addition, in FY 2001 and 2000, the Board of Directors voted to defer the annual meeting of security holders in order to preserve the Company's cash reserves.

     This document contains "forward-looking statements" (within the meaning of the Private Securities Litigation Act of 1995) that inherently involves risk and uncertainties. The Company's actual result could differ materially for those anticipated in these forward-looking statements as a result of unforeseen external factors. These factors may include, but are not limited to, changes in general economic conditions, customer acceptance of products offered and other general competitive factors.

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

Item 9.           Directors and Executive Officers.


     The Executive Officers and Directors of the Company are as follows:

         NAME              POSITION(S) PRESENTLY  HELD
         ----              ---------------------  ----

James J. Heigl, Jr.        Chairman and Chief Executive Officer  (1)
James M. Martell           President and Director (2)
Harry Alton Lee            Chief Operating Officer and Director (3)
James E. McCollam          Controller, Chief Accounting Officer,
                           Corporate Secretary
Durwood C. Settles         Director
Michael M. Tomic           Director

     (1) Subsequent to April 30, 2001, Mr. Heigl resigned, on June 21, 2001, as the Chairman and Chief Executive Officer of the Company.

     (2) Subsequent to April 30, 2001, Mr. Martell was appointed on June 22, 2001 to serve as Chairman and Chief Executive Officer.

     (3) Subsequent to April 30, 2001, Mr. Lee, on June 21, 2001, resigned as the Chief Operating Officer of the Company and effective July 31, 2001 as a Director of the Company.

     James J. Heigl Jr., age 63, has served as Chairman and CEO since August 2000 and Chairman of Champions Tech Ventures since October 2000. Mr. Heigl has over 33 years of experience in information technology and has been an active entrepreneur involved as an investor with many emerging technology companies. Prior to joining Champions, Mr. Heigl was the owner and CEO of ADVANCE Inc., government systems integrator company. Mr. Heigl has been a senior executive with Novadyne Computer Systems and Litton Industries. Mr. Heigl has served on the Board of ITAA, was President of the Processing and Network Services Group, has co-chaired the annual US and Japan Information Technology CEO Forum and was the Co-Chair of the World Computing Congress in Yokahama, Japan. Mr. Heigl is a graduate of the U.S. Military Academy at West Point and Auburn University. He attended Law School at the University of Maryland and did post graduate work at Columbia University.


     James M. Martell, age 54, has served as President from May 1990 to June 1992 and from January 1993 to September 1993 and from March 1994 to the present and as Chief Executive Officer from May 1990 to June 1992 and from January 1993 to September 1993 and from March 1994 to August 2000 and as Chairman from November 1991 to August, 2000. Mr. Martell served as Director of the Company since its inception on June 4, 1985. Additionally, he served the Company as Vice President from October 1988 to May 1990, as Treasurer from June 1985 to January 1989, and as Secretary from June 1985 to January 1986. Mr. Martell is a director and officer of all of the Company's wholly owned subsidiaries, except for the Been Corporation. From 1983 to 1987, Mr. Martell was a partner along with Mr. Tomic in Tomar Associates, a consulting company specializing in European-American joint ventures, venture capital financing, technology transfer, and corporate finance. From 1981 to 1983, Mr. Martell was a partner in International Group, a partnership involved in promoting national and international business development. From 1973 to 1981, he served in various administrative positions at the U.S. Department of Energy. Mr. Martell received a Bachelor of Science degree in Chemistry in 1968 and a Master of Science degree in Geochemistry in 1973, from George Washington University.

     Harry Alton Lee, age 48, has served as COO and Director since August 2000 and CEO and Director of Champions Tech Ventures since October 2000. Mr. Lee has over 20 years of experience in information technology and technology management. He was the Founder, President and CEO of, Gestalt Systems, Inc., a pioneer and leader in technology training, certification and courseware development. Mr. Lee is an active venture capital investor and started, before he joined Champions, the CEO Advisory Group, a company he founded to share his experiences and lessons learned as an entrepreneur and CEO. Mr. Lee received his Bachelor of Science degree in Operations Analysis, in 1975 from the U.S. Naval Academy in Annapolis and a Masters of Science Degree in Technology of Management from American University in 1980.

     James E. McCollam, age 54, has served as Chief Accounting Officer of the Company since July 1992 and Controller since May 1988. From 1984 to 1987 he was Controller of the Winston Group, Inc., a five-unit food service organization in the Washington D.C. metropolitan area. From 1977 to 1983, he was the Controller of Capitol Hill Cabaret, Inc., an organization that owned and operated two restaurants and nightclubs in the Washington D.C. area. From 1973 to 1977, he was employed by Marriott Corporation in various positions in the corporate accounting department. He earned a Bachelor of Science degree in Finance from the University of Maryland 1970.

     Durwood C. Settles, age 58, has served as Director of the Company since March 2001. Mr. Settles is a Certified Public Accountant in individual practice since 1983. From 1973 to 1982, Mr. Settles was with Coopers & Lybrand in Washington, D.C. as a member of the audit staff and as Manager-Special Projects. During the period 1974 to 1986, Mr. Settles served as Controller or Treasurer of the various political campaign organizations of Congressman Richard A. Gephardt of Missouri, Governor Charles S. Robb of Virginia, and Congressman Joseph L. Fisher of Virginia. From 1970 to 1973, Mr. Settles was an owner and executive of a company that manufactured and sold Plexiglas furniture located in Kensington, Maryland. From 1966 to 1969, Mr. Settles was a promoter of popular music concerts in various cities in the Eastern and Southern United States. From 1964 to 1966, Mr. Settles was a Group Pension Management Assistant and Computer Files Service Supervisor with the Mutual of New York Life Insurance Company (MONY) in New York, New York. Mr. Settles received a Bachelor of Arts degree in Economics in 1964 from Davidson College, Davidson, North Carolina and completed accounting studies in 1973 at George Washington University, Washington, D.C.

     Michael M. Tomic, age 55, has served as a Director of the Company since its inception on June 4, 1985. From June 1985 to January 1986, he also served as Vice President of the Company. From 1983 to 1987, Mr. Tomic was a partner along with Mr. Martell in Tomar Associates, a consulting company specializing in European-American joint ventures, venture capital financing, technology transfer, and corporate finance. He received a Bachelor of Science degree in International Marketing and Economics in 1969 from the University of Maryland.

     The term of office of each Director is until the next annual election of Directors and until a successor is elected and qualified or until the Director's earlier death, resignation or removal.


Item 10.          Executive Compensation.

     The following table sets forth cash compensation for services rendered during FY 2001, and 2000 which was paid by the Company to, or accrued by the Company for, each of the Company's most highly compensated executive officers whose cash compensation in such year equaled or exceeded $100,000:

Name and                             FY      Annual                  Other
Principal Position                  Year     Salary ($)       Compensation ($)
-------------------------------------------------------------------------------
James M. Martell, President         2001     148,022                 0
                                    2000     148,208                 0


     In FY 2001, all officers of the Company as a group (4 in number) received cash compensation of $288,138. The Board of Directors has the right to change and increase the compensation of executive officers at any time. The Company has no arrangement by which any of its directors are compensated for services solely as directors, and these individuals will not receive any additional remuneration for their services as directors. The Company may from time to time pay consulting fees to its officers and directors.

     Except as described below, the Company has no compensatory plan or arrangement which would result in executive officers receiving compensation as a result of their resignation, retirement or any other termination of employment with the Company or its affiliates, or from a change in control of the Company or a change in responsibilities following a change in control of the Company.

     The Company entered into an employment agreement with Mr. Martell in September 1993, under which Mr. Martell received options to purchase 200,000 shares of the Company's Common Stock at $1.00 per share at any time prior to September 6, 2001, whether or not Mr. Martell is an employee at such time. If there is a change in the management of the Company and such management acts contrary to the policy of the current Board, or if Mr. Martell's position as an officer or director is terminated, Mr. Martell may resign and become entitled to liquidated damages determined pursuant to a formula prescribed in the contract.
 . This agreement was extended for two years in FY 2000 at an annual salary of $148,000. In FY 2001, the Board of Directors reissued the options to purchase the 200,000 shares of Company's Common stock at $0.11 per share instead of $1.00 per share as previously granted and extended the expiration of those options to August 22, 2003.

     In FY 1996, the Board of Directors granted to Mr. Martell an option to purchase 1,200,000 restricted shares of the Company's Common Stock at $0.05 per share. Mr. Martell in FY 1996 exercised this option for 1,200,000 restricted shares for $60,000. The Board of Directors also granted an option to Mr. McCollam to purchase 100,000 restricted shares of the Company's Common Stock at $0.05 per share exercisable at any time prior to July 30, 2001.

     In FY 2001, the Board of Directors granted the following options to the Company's Officers, Directors and Advisory Board Members: a three year option to purchase 200,000 restricted shares of the Company's Common Stock at $0.11 per share to James J. Heigl, Chairman and CEO; a three year option to purchase 200,000 restricted shares of the Company's Common Stock at $0.11 per share to Harry Alton Lee, COO and Director; a three year option to purchase 900,000 restricted shares of the Company's Common Stock at $0.11 per share to Michael Tomic, Director; a three year option to purchase 100,000 restricted shares of the Company's Common Stock at $0.11 per share to Durwood Settles, Director; a three year option to purchase 50,000 restricted shares of the Company's Common Stock at $0.11 per share to James McCollam, Chief Accounting Officer and Controller; and three year options to purchase 5,000 restricted shares of the Company's Common Stock at $0.28 per share to each of its Advisory Board Members.

     The Company has a Stock Option Plan intended to assist the Company in securing and retaining key employees and consultants by allowing them to participate in the ownership and growth of the Company through the grant of incentive and non-qualified options. Incentive stock options granted under the Plan are intended to be "Incentive Stock Options" as defined by Section 422 of the Internal Revenue Code. An aggregate of 840,000 shares of Common Stock has been reserved for issuance under the Plan. As of April 30, 2001, all 840,000 shares are reserved and available for issuance.

Item 11.    Security Ownership of Certain Beneficial Owners and Management.


     As of July 17, 2001, the following were persons known to the Company to own beneficially more than 5% of the Company's outstanding Common Stock:

Name and Address of                 Common Stock
Beneficial Owner                    Beneficially Owned (1)        Percentage
----------------                    ----------------------        ----------

James M. Martell                            1,548,000                18.2
2420 Wilson, Blvd., Suite 214
Arlington, VA 22201

     (1) Beneficial Ownership includes shares for which an individual, directly or indirectly, has or shares, or has the right within 60 days to have or share, voting or investment power or both. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Exchange Act.

     The stock ownership by officers and directors of the Company and all officers and directors as a group are as follows:
                                                    Common Stock
                                               Beneficially Owned
         Name          Title                 as of July 17, 2001(1)  Percentage
-------------------------------------------------------------------------------

James J. Heigl, Jr.    Chairman & CEO (2)            120,000            1.4
James M. Martell       President & Director        1,548,000           18.2
Harry Alton Lee        COO & Director (3)            150,000            1.7
Michael M. Tomic       Director                      225,000            2.6
James E. McCollam      Controller,                     2,000              *
                       Chief Accounting Officer
                        & Corporate Secretary
All officers & directors as a group                2,045,000           24.0

*Less  than 1.0%

     (1) Beneficial Ownership includes shares for which an individual, directly or indirectly, has or shares, or has the right within 60 days to have or share, voting or investment power or both. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Exchange Act.

     (2) Subsequent to April 30, 2001, Mr. Heigl resigned, on June 21, 2001, as the Chairman and Chief Executive Officer of the Company.

     (3) Subsequent to April 30, 2001, Mr. Lee, on June 21, 2001, resigned as the Chief Operating Officer of the Company and effective July 31, 2001 as a Director of the Company.

Item 12.          Certain Relationships and Related Transactions.

                  During FY 2001 and FY 2000, there were no related party transactions.





Item 13.           Exhibits and Reports on Form 8-K.

                  (a) Index to Financial Statements                      PAGE

         Independent Auditor's Report                                    F-1

         Consolidated Balance Sheets as of April 30, 2001 and 2000       F-2

         Consolidated Statements of Operations for the Years Ended
                  April 30, 2001 and 2000                                F-3

         Consolidated Statements of Stockholder's Equity for the Years
                  ended  April 30, 2001 and 2000                         F-4

         Consolidated Statements of Cash Flows for the Years ended
                  April 30, 2001 and 2000                                F-5

         Notes to the Consolidated Financial Statements             F-6/F-12




     (b) There were no Form 8-K's filed during the last quarter of the period covered by this report.

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements
                        For The Year Ended April 30, 2001

                                Table of Contents


                                                                      Page

Independent Auditors' Report                                           1

Consolidated Balance Sheets                                            2

Consolidated Statements of Operations                                  3

Consolidated Statements of Changes in Stockholders' Equity             4

Consolidated Statements of Cash Flows                                  5

Notes to Consolidated Financial Statements                             6

PKF                                                          PANNELL
worldwide                                                    KERR
[graphic omitted]                                            FORESTER PC

                                                  Certified Public Accountants
                                                             10304 Eatin Place
                                                             Suite 400
                                                             Fairfax, VA 22030
                                                        Telephone (703) 385-8809
                                                           Telefax (703-685-8890
                                                             pkfcpa@pkfwash.com


                          Independent Auditors' Report



To the Stockholders and Board of Directors
Champions Sports, Inc.
Arlington, Virginia


We have audited the accompanying consolidated balance sheets of Champions Sports, Inc. and its subsidiaries as of April 30, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Champions Sports, Inc. and subsidiaries at April 30, 2001 and 2000, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



/s/ Pannell, Kerr, Forster PC
-----------------------------
Pannell, Kerr, Forster PC



June 15, 2001



                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                     Assets

                                                                      April 30
                                                                      --------

                                                                  2001          2000
                                                                  ----          ----

Current assets
   Cash and cash equivalents .............................   $   451,650    $   591,208
   Accounts receivable - trade ...........................         1,326        114,063
   Inventories (note 1) ..................................        25,056         24,181
   Prepaid expenses ......................................        17,411         25,632
   Deferred tax asset (note 2) ...........................          --          207,952
                                                                  ------       -------

           Total current assets                                   495,443       963,036
                                                                  -------       -------


Property and equipment
   Furniture and equipment ...............................       562,981        552,634
   Leasehold improvements ................................       584,772        570,962
                                                                 -------        -------
                                                                1,147,753     1,123,596
   Accumulated depreciation
         and amortization ................................      (828,013)      (781,214)
                                                                --------       --------

                                                                 319,740        342,382
                                                                 -------        -------

Other assets
   Available for sale investments,
        at cost (notes 1 and 8)                                   50,000       100,000
   Deposits ..............................................        11,052         11,052
                                                                  ------         ------

           Total assets ..................................   $   876,235    $ 1,416,470
                                                             ===========    ===========


                      Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable ......................................       126,240         48,173
   Dividend payable on
        preferred stock (note 6) .........................       447,692        383,940

   Other accrued expenses ................................        58,479         51,386

   Deferred revenue ......................................        64,625           --

   Current portion of deferred
       lease concession ..................................         4,363          4,725
   Current portion of capital
       lease obligation (note 4) .........................        10,283          8,412
                              -                                   ------          -----

      Total current liabilities ..........................       711,682        496,636
                                                                 -------        -------


Capital lease obligation,
       net of current portion (note 4) ...................         1,940         12,223
Deferred lease concession,
       net of current portion ............................        11,556         15,919
                                                                  ------         ------

      Total liabilities ..................................       725,178        524,778
                                                                 -------        -------


Commitments and contingencies
        (notes 3, 4, and 5)

Stockholders' equity
        (notes 6 and 7)
   Preferred stock
     Series A, 12% Convertible Cumulative;
     $10 par value; preferred as to
     dividends and liquidation;
     56,075 shares Authorized and
     53,125 shares issued and
     Outstanding for 2001 and 2000,
     respectively ........................................       531,252        531,252

   Common stock, par value $.001 per share,
     50,000,000 shares authorized and
     8,514,459 shares issued and
     outstanding for 2001 and 2000, respectively .........         8,514          8,514
   Additional paid-in capital ............................     5,337,599      5,337,599
   Accumulated deficit ...................................    (5,726,308)    (4,985,673)
                                                              ----------     ----------

      Total stockholders' equity .........................       151,057        891,692
                                                                 -------        -------

       Total liabilities
       and stockholders' equity ..........................   $   876,235    $ 1,416,470
                                                             ===========    ===========



See notes to consolidated financial statements

                                                                             F-3


                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                            Years Ended April 30
                                                            --------------------
                                                               2001         2000
                                                               ----         ----

Revenue
    Food and beverage ...................................  $ 1,939,841   $ 1,846,255
    Merchandise, memorabilia, and consulting fees .......      236,516       330,319
    Interest income .....................................       26,190        22,289
    Other income ........................................        7,801        18,465
                                                                 -----        ------
                                                             2,210,348     2,217,328
                                                             ---------     ---------

Costs and expenses
    Cost of food and beverage sales .....................      495,754       472,476
    Cost of merchandise and memorabilia .................      143,951       118,592
    Restaurant payroll and related costs ................      673,052       628,760
    Restaurant occupancy costs ..........................      284,660       208,546
    Other restaurant costs ..............................      375,996       358,909
    General and administrative ..........................      353,882       322,475
    Depreciation and amortization .......................       56,365        51,794
    Interest ............................................        3,518         4,264
    Impairment of investments (note 8) ..................      292,101          --
                                                               -------        ------
                                                             2,679,279     2,165,816
                                                            ----------    ----------

Operating income (loss) before income tax expense .......     (468,931)       51,512
Income tax expense (note 2) .............................      207,952             -
                         -                                     -------        ------


       Net income (loss) ................................     (676,883)       51,512

Preferred stock dividends (net of conversions in 2000) ..      (63,752)      (47,490)
                                                               -------       -------


       Net income (loss) available to common stockholders     (740,635)        4,022
                                                              ========         =====


Basic earnings (loss) per common share ..................         (.09)          .00
                                                                  ====           ===


Earnings (loss) per common share - assuming dilution ....         (.09)          .00
                                                                  ====           ===




                                                                             F-5


                                   CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                                    Consolidated Statements of Cash Flows
                               Increase (Decrease) in Cash and Cash Equivalents

                                                                          Years Ended April 30
                                                                   ------------------------------
                                                                           2001           2000
                                                                   ---------------------  ------
Cash flows from operating activities:
     Net income (loss) ................................................   $(676,883)   $  51,512
     Adjustments to reconcile net income (loss) to net
       cash provided (used) by operating activities:
             Depreciation and amortization ............................      56,365       51,794
             Gain on sale of marketable securities ....................        --         (2,707)
             Impairment of investments ................................     292,101         --
             Deferred income taxes ....................................     207,952         --
             Changes in assets and liabilities:
                     Accounts receivable ..............................     112,737     (113,263)
                     Inventories ......................................        (875)      (4,005)
                     Prepaid expenses .................................       8,221      (22,400)
                     Accounts payable .................................      78,067       11,356
                     Other accrued expenses ...........................       7,093       13,363
                     Deferred revenue .................................      64,625         --
                     Deferred lease concessions .......................      (4,725)      (4,000)
                                                                          ---------    ---------
                             Net cash provided (used) by
                               operating activities ...................     144,678      (18,350)
                                                                          ---------    ---------

Cash flows from investing activities:
     Purchases of property and equipment ..............................     (33,723)     (13,495)
     Available for sale investments ...................................        --       (100,000)
     Purchase of marketable securities ................................        --       (964,975)
     Sale of marketable securities ....................................        --        967,682
     Investment in Champions Tech Ventures, Inc. ......................    (242,101)        --
                                                                          ---------    ---------
                             Net cash (used) by investing .............    (275,824)    (110,788)
                             activities
                                                                          ---------    ---------

Cash flows from financing activities:
     Principal payments on capital lease ..............................      (8,412)      (5,895)
                                                                          ---------    ---------

Net (decrease) in cash and cash equivalents ...........................    (139,558)    (135,033)

Cash and cash equivalents at beginning of year ........................     591,208      726,241
                                                                          ---------    ---------
Cash and cash equivalents at end of year ..............................   $ 451,650    $ 591,208
                                                                          =========    =========

Supplemental disclosures of cash flow information:
     Cash paid during the year for interest ...........................   $   3,518    $   4,264
                                                                          =========    =========

Supplemental disclosure of non-cash investing and financing activities:
     Cumulative dividend on preferred stock,
       (net of conversions in 2000) ...................................   $  63,752    $  47,490
                                                                          =========    =========


See notes to consolidated financial statements


                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 April 30, 2001


Note 1 - Organization and summary of significant accounting policies

Organization
------------

Champions Sports, Inc., (Company) a Delaware corporation, promoted a sports theme restaurant bar concept through Company owned and licensed operations. The Company sold the rights to the Champions brand to Marriott International, Inc. (Marriott) and became a licensee of Champions Sports Bar Restaurants (note 5). Substantially all memorabilia sales are to Marriott. At April 30, 2001 and 2000, respectively, the Company, through its subsidiaries, owns and licenses, without any royalty fee, one Champions Sports Bar Restaurant.

C.S.B.R., Inc., (CSBR) and The Been Corporation (Been) were organized on June 16, 1989 and October 11, 1989, respectively, for the purpose of owning and operating a Champions Sports Bar in San Antonio, Texas.

Basis of consolidation
----------------------

The consolidated financial statements include the accounts of the Company and its subsidiaries. All material inter-company transactions have been eliminated in consolidation.

Property and equipment
----------------------

Property and equipment are stated at cost. Depreciation and amortization is computed from the date property is placed in service using the straight-line method over estimated useful lives as follows:



                                                             Life
                                                             ----


                    Furniture and equipment                5-15 years

                    Leasehold improvements          Remaining term of the lease

Depreciation expense was $19,096 and $14,525 for the years ended April 30, 2001 and 2000, respectively. Amortization expense was $37,269 for both years ended April 30, 2001 and 2000. Fully depreciated assets in the amount of $109,186 and $109,292 are included in property and equipment at April 30, 2001 and 2000, respectively.

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                                 April 30, 2001


Note 1 - Organization and summary of significant accounting policies (continued)
--------------------------------------------------------------------------------

Inventories

Inventories consist of goods and supplies held for sale in the ordinary course of business and are stated at the lower of cost, determined on the first-in first-out basis, or market. The components of inventories at April 30, 2001 and 2000, were as follows:

                                            2001            2000
                                         -----------    -----------

  Restaurant food and beverage              $ 15,669       $ 15,127
  Promotional merchandise for sale to
    restaurant customers                       9,387          9,054
                                           ---------     ----------

                                            $ 25,056       $ 24,181
                                            ========       ========

Net income (loss) per share

Basic earnings per common share is computed by dividing the net income (loss), adjusted for preferred stock dividends, by the weighted average number of common shares outstanding during the period.

The weighted average number of common shares used to compute earnings per share is:

                               At April 30, 2001
                         (Loss) available to Common                      Per
                                Common Stockholders         Shares      Share

       Basic (loss) per
         Common Share           $(740,635)                8,514,459      $ (.09)
                                ---------                 ---------      ------


                               At April 30, 2000
                        Earnings available to Common                      Per
                                Common Stockholders         Shares       Share

       Basic earnings per
         Common Share           $   4,022                 8,511,344      $  .00
                                ---------                 ---------      ------


Cash and cash equivalents

The statements of cash flows are prepared on the basis of cash and equivalents. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less, unless restricted as to use, to be cash equivalents. At April 30, 2001 and 2000, respectively, and at various times throughout the year, the Company had amounts on deposit at financial institutions in excess of federally insured limits.

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                                 April 30, 2001


Note 1 - Organization and summary of significant accounting policies (continued)
--------------------------------------------------------------------------------

Investments
-----------

Investments consist of equity holdings in companies which are not publicly traded. There is no readily determinable fair market value for the securities and, as such, they are stated at cost. To the extent that the cost of these investments is greater than expected future earnings from these investments, they are considered to be impaired and are written off.

Income taxes
------------

To the extent that taxable income differs from financial reporting net income due to temporary differences, deferred taxes are recognized. The Company accounts for general business tax credits, if any, by the flow-through method.

Deterred revenue
----------------

Deterred revenue consists primarily of payments received in advance of revenue being earned under memorabilia sales agreements.

Financial statement estimates
-----------------------------

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

Fair value of financial instruments
-----------------------------------

The carrying amounts of the Company's financial instruments, including cash and equivalents, accounts receivable, accounts payable, and accrued expenses, approximate fair values because of the short maturities of these instruments.

Note 2 - Income taxes


Income tax expense consists of the following for the years ended April 30, 2001 and 2000:

                                                  2001                 2000
                                             ------------         ------------

   Current                                $             -       $            -
   Deferred                                      (179,690)             (20,487)
   Increase in valuation allowance                387,642               20,487
                                                ---------           ----------
            Total income tax expense            $ 207,952       $            -
                                                =========       ==============

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                                 April 30, 2001


Note 2 - Income taxes (continued)

The increase in the valuation allowance is recognized in the fourth quarter ended April 30, 2001, and is the primary reason for the increase in the net loss from the reported net loss of the third quarter, ended January 31, 2001.

Temporary differences, which give rise to deferred tax assets are as follows:

                                                2001                 2000
                                           --------------       -------------

  Deferred tax assets
    Deferred rent concessions               $      6,043        $       7,836
    Net operating losses available
         for carryforward                      1,575,201            1,407,647
    Depreciation                                  38,531               24,602
                                            ------------        -------------
           Total deferred tax assets           1,619,775            1,440,085
    Valuation allowance                       (1,619,775)          (1,232,133)
                                              ----------          -----------
           Net deferred tax assets          $          -        $     207,952
                                           ==============       ==============


A reconciliation of income taxes computed at Federal statutory rates to income taxes recorded by the Company is as follows:

                                                    Years Ended April 30
                                              ----------------------------------
                                                   2001                 2000
                                              -------------        -------------

    Federal income taxes at statutory rate       $  159,437         $    17,514
    State income taxes net of Federal income
      tax benefit                                    18,569               2,040
    Effect of non-deductible expenses                 1,684                 933
    Change in valuation allowance                  (387,642)            (20,487)
                                                -----------         ------------
             Total income tax (expense)          $ (207,952)    $             -
                                                 ===========    ================

At April 30, 2001, the Company has net operating loss carryforwards of approximately $4,129,000 for tax reporting purposes. The net operating loss carryforwards for income tax purposes expire approximately as follows:

                                            2005      $     75,000
                                            2006             9,000
                                            2007           561,000
                                            2008         1,004,000
                                            2009         1,915,000
                                            2011            11,000
                                            2012            28,000
                                            2013            33,000
                                            2021           493,000
                                                      ------------
                                                        $4,129,000

During the year ended April 30, 2000, the Company used net operating losses of approximately $67,000 to offset taxable income. No such net operating losses were used during 2001.

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                                 April 30, 2001


Note 3 - Commitments and contingencies

Operating leases
----------------

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

Rental expense charged to expense during the years ended April 30, 2001 and 2000 was $252,738 and $174,999, respectively. There were no contingent rentals in 2001 or 2000. Future minimum payments under the noncancellable restaurant lease as of April 30, 2001 are as follows:

                        2002    $140,158
                        2003     140,158
                        2004     140,158
                                --------
                        Total   $420,474
                                ========

Note 4 - Capital lease obligation

The Company is the lessee of equipment under a capital lease. The equipment cost of $32,286 is amortized over its useful life, and such amortization is included in the depreciation and amortization expense for 2001 and 2000, respectively.

Minimum future lease payments under the capital lease as of April 30, 2001 are as follows:

      2002                                                 $11,838
      2003                                                   1,973
                                                         ---------
      Total future minimum lease payments                   13,811
      Less interest                                          1,588
                                                         ---------
      Principal payments due                                12,223
      Less current portion                                  10,283
                                                          --------
                                                          $  1,940

Note 5 - Marriott license

The Company is an exclusive supplier of sports memorabilia and a consultant to all new Champions Sports Bars located in Marriott and Renaissance Hotels worldwide. Total annual license and memorabilia fees under this agreement were $187,770 and $278,284 for 2001 and 2000, respectively.

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                                 April 30, 2001


Note 6 - Preferred stock

The Series A preferred stock requires a dividend of 12 percent per annum, and the dividends are cumulative and are to be accrued on the Company's books if not paid. The dividend may be paid in common stock of the Company at the Company's discretion. The number of shares comprising the dividend paid in common stock shall be determined by dividing $1.20 by the closing bid price for the common stock on the payment date. The Series A preferred stock is preferred in liquidation or dissolution up to the amount of their par value ($10 per share). The Series A preferred stock is convertible into 4.71 shares of the Company's common stock. There were conversions of 2,650 shares of Series A preferred stock during 2000, but no conversions in 2001.

For each of the seven fiscal years ended April 30, 2001, the Company's Board of Directors voted to defer payment of the annual dividend on the Series A preferred stock in the amount of $63,752 for 2001, $63,990 for 2000, and $67,290 for the previous five years. Preferred stock dividends in arrears at April 30, 2001 and 2000 aggregated $447,692 ($8.42 per share) and $383,940 ($7.22 per share), respectively.

Note 7 - Common stock

Options to purchase a total of 450,000 shares at $1.00 per share were granted to two executive officers during fiscal 1994. The options expire if not exercised by September 2001. In fiscal 2001, the exercise price of 200,000 of these shares was reduced from $1.00 per share to $0.11 per share. None of these options were exercised as of April 30, 2001.

Options to purchase a total of 1,300,000 shares of common stock at an exercise price of $.05 per share were granted to two executive officers in July 1995. An officer exercised an option to purchase 1,200,000 of these shares in December 1995 for $60,000 cash. The remaining options of 100,000 shares of common stock expire if not exercised by July 2001.

Options to purchase a total of 2,255,000 shares of common stock at an exercise price of $0.11 and 460,000 shares of common stock at an exercise price of $0.28 were granted to two executive officers, other key employees, directors and advisors of the Company during fiscal 2001. All options were issued at market price on the date of the grant. These options expire if not exercised by August 2003 and September 2003.

The  effect of  valuing  the stock  options  as  required  by the  Statement  of
Financial Accounting Standards Number 123, "Accounting for Stock Based Compensation", at April 30, 2001 and 2000, respectively, is not material to the Company's consolidated financial statements.

During fiscal 1993, the Company adopted a compensatory stock option plan for key employees or consultants of the Company and its subsidiaries. The total number of shares of the Company's common stock, which may be issued under the plan is 840,000. The plan expires on August 2, 2002. No options have been granted under the plan as of April 30, 2001.

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                                 April 30, 2001


Note 7 - Common stock

Stock option activity is summarized as follows:

                                                            Weighted average
                                      Number of shares         exercise price
                                      ----------------     -------------------


 Outstanding, April 30, 1999               550,000                $ 0.83
      Granted                                    -                     -
      Exercised                                  -                     -
                                  ----------------             ---------
 Outstanding, April 30, 2000               550,000                  0.83
      Granted                            2,715,000                  0.14
      Exercised                                  -                     -
                                  ----------------             ---------
 Outstanding, April 30, 2001             3,265,000                $ 0.20
                                         =========                ======

The following table summarizes information about stock options outstanding and exercisable at April 30, 2001.

                              Outstanding                Exercisable
                ------------------------------------------------------------

                                       Weighted                    Weighted
     Option        Number   Weighted   Average          Number     Average
      Price            of    Average   Exercise            of      Exercise
      Range        Shares        Life     Price         Shares         Price
-------------  ------------ --------- -------------  -----------   -----------

$0.05 - $1.00   3,265,000   2.0 years     $0.20      3,265,000        $0.20



Note 8 - Impairment of investments

During the current year, the Company established a wholly owned subsidiary, Champions Tech Ventures, Inc. The Company incurred $242,101 of costs relating to this subsidiary, which represented the cost to the Company of this investment. Prior to the year-end, the Company reduced its holding in Champions Tech Ventures, Inc. and subsequent to the year-end completely divested itself of ownership in Champions Tech Ventures, Inc. The investment is considered, by management, to be fully impaired.

During the current year, $50,000 was written off, representing the Company's full interest in an unrelated company.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CHAMPIONS SPORTS, INC




                                   By: /s/ James E. McCollam
                                   -------------------------
                                       James E. McCollam
                                       Chief Accounting Officer and Controller
                                       Date: July 30, 2001


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                   By: /s/ James M. Martell
                                   ------------------------
                                           James M. Martell
                                           Chairman and President
                                           Date: July 30, 2001


                                   By: /s/ Michael M. Tomic
                                   ------------------------
                                           Michael M. Tomic
                                           Director
                                           Date: July 30, 2001

                                   By: /s/ Durwood C. Settles
                                   --------------------------
                                           Durwood C. Settles
                                           Director
                                           Date: July 30, 2001