Form 10QSB
period 2001-07-31
CHAMPIONS SPORTS INC
filed 2001-09-14
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


Mark One
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          [X ]          THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2001
            --------------------------------------------------------

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


                             CHAMPIONS SPORTS, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


                        Delaware                     52-1401755
                        ---------------------------------------
                (State or other jurisdiction of    (I.R.S. Employer
                        organization)             Identification No.)

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


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     As of September 13, 2001 the Registrant had a total of 8,514,459 shares of common stock outstanding.

                             CHAMPIONS SPORTS, Inc.
                                   FORM 10-QSB

                                      INDEX

                                                                      Page

Part I.  Financial Information

                  Item 1.  Financial Statements

                  Consolidated Balance Sheets as of
                    July 31, 2001(unaudited) and
                    April 30, 2001                                       3

                  Consolidated Statements of Operations:
                    Three months ended
                    July 31, 2001, and  July 31, 2000,
                            (unaudited)                                  4

                  Consolidated Statements of Cash Flows:
                    Three months ended July 31, 2001, and
                    July 31,2000 (unaudited)                             5

                  Notes to Consolidated Financial Statements             6

                  Item 2.  Management's Discussions and
                           Analysis of Financial Condition
                           and Results of Operations                     7

Part II. Other Information and Signatures

                  Item 4.  Submission of Matters to a Vote
                            of Security Holders                          9

                  Item 6.  Exhibits and Reports on Form 8-K              9

                  Signatures                                             10

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                     Assets


                                                         July 31,     April 30,
                                                          2001          2001
                                                          ----          ----

Current assets
   Cash and cash equivalents                              $437,670     451,650
   Accounts receivable - trade                                   -       1,326
   Inventories                                              15,177      25,056
   Prepaid expenses                                         22,416      17,411
                                                            ------      ------

Total current assets                                       475,263     495,443

Property and equipment
   Furniture and equipment                                  562,981     562,981
   Leasehold improvements                                   584,772     584,772
                                                            -------     -------
                                                          1,147,753   1,147,753
Accumulated depreciation and amortization                  (840,118)   (828,013)
                                                           --------    --------

                                                            307,635     319,740

Other assets
   Available for sale investments, at cost                   50,000      50,000
   Deposits                                                  11,052      11,052
                                                             ------      ------
Total assets                                               $843,950    $876,235
                                                           ========    ========


                      Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable                                        $121,756    $126,240
   Dividend payable on preferred stock                      447,692     447,692
   Other accrued expenses                                    67,299      58,479
   Deferred revenue                                          64,625      64,625
   Current portion of deferred lease concession               4,363       4,363
   Current portion of capital lease obligation                9,839      10,283
                                                              -----      ------
   Total current liabilities                                715,574     711,682

Capital lease obligation, net of current portion                  -       1,940
Deferred lease concession, net of current portion            11,193      11,556
                                                             ------      ------
   Total liabilities                                        726,767     725,178
                                                            -------     -------



Stockholders' equity
   Preferred stock
     Series A, 12% Convertible Cumulative;
        $10 par value; preferred as to
        dividends and liquidation;
        56,075 shares authorized and 53,125 shares
        issued and outstanding for
        July 31 and April 30, 2001                          531,252     531,252
   Common stock, par value $.001 per share, 50,000,000
     shares authorized and 8,514,459 shares
     issued and outstanding for July 31
     and April 30, 2001                                       8,514       8,514
   Additional paid-in capital                             5,337,599   5,337,599
   Accumulated deficit                                   (5,760,182) (5,726,308)
                                                         ----------  ----------
   Total stockholders' equity                               117,183     151,057
                                                            -------     -------
Total liabilities and stockholders' equity                 $843,950    $876,235
                                                           ========    ========


See notes to consolidated financial statements

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                       For the three months ended July 31

                                                      2001        2000
                                                      ----        ----

Revenue
  Food and beverage                                  $530,409    $503,391
  Merchandise, memorabilia,
   and consulting fees                                 18,108     101,211
  Interest income                                       3,429       6,822
  Other income                                          2,994       1,942
                                                        -----       -----
                                                      554,940     613,365


Costs and expenses
  Cost of food and beverage sales                     137,926     126,588
  Cost of merchandise and memorabilia                  34,793      33,143
  Restaurant payroll and related costs                185,819     173,988
  Restaurant occupancy costs                           64,464      52,318
  Other restaurant costs                               86,797      86,345
  General and administrative                           66,335      87,018
  Depreciation and amortization                        12,105      12,105
  Interest                                                578         674
                                                          ---         ---
                                                      588,817     572,179

Operating income (loss)
  before income tax expense                          (33,877)      41,186

Loss on restricted security held for sale                  -      (50,000)

Income tax expense                                         -           -


Net loss                                             (33,877)      (8,814)

Less preferred stock dividends                       (15,938)     (15,938)
                                                     -------      -------


Net income (loss) available to common
  stockholders                                     $(49,815)     $(24,752)
                                                   ========       ========


Basic earnings (loss) per share                     $(0.00)        $(0.00)
                                                    ======          ======


Earnings (loss) per common share - assuming
  dilution                                           $(0.00)       $(0.00)
                                                      ======        ======



See notes to consolidated financial statements

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                      Increase (Decrease) in Cash and Cash
                                   Equivalents
                       For the three months ended July 31

                                                        2001               2000
                                                        ----               ----
Cash flows from operating activities:
  Net loss                                            $(33,877)         $(8,814)
  Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
   Depreciation and amortization                        12,104           12,104
   Loss on restricted securities held for sale               -           50,000
   Changes in assets and liabilities:
     Accounts receivable                                 1,326          (71,583)
     Inventories                                         9,879           (3,201)
     Prepaid expenses                                   (5,005)          12,620
     Accounts payable                                   (4,480)          22,255
     Other accrued expenses                              8,820            8,163
     Deferred lease concessions                           (363)          (1,454)
Net cash provided (used) by
  operating activities                                 (11,596)          20,090

Cash flows from investing activities:
    Purchases of property and equipment                      -          (15,187)
Net cash (used) by investing activities                      -          (15,187)

Cash flows from financing activities:
   Principal payments on capital lease                  (2,384)          (1,948)

Net increase (decrease) in cash and
  cash equivalents                                     (13,980)           2,955

Cash and cash equivalents at beginning of year         451,650          591,208
Cash and cash equivalents at July 31                  $437,670         $594,163

Supplemental disclosures of cash flow information:
   Cash paid during the year for interest                 $578             $674

See notes to consolidated financial statements

                             CHAMPIONS SPORTS, INC.

                   Notes to Consolidated Financial Statements

                                  July 31, 2001

Summarized Financial Information

Company or group of companies for which report is filed:

CHAMPIONS Sports, Inc. and Subsidiaries

     The consolidated balance sheet as of July 31, 2001, the consolidated statements of operations and the consolidated statements of cash flows for the three months ended July 31, 2001 and July 31, 2000 have been prepared by the company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at July 31, 2001 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 10-KSB as of April 30, 2001. The results of operations for the period ended July 31, 2001 are not necessarily indicative of the operating results for the full year.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations


Results of Operation

     For the three months ended July 3, 2001, the Company's net loss was $33,877 and the net loss available for common shareholders was $49,815, ($0.01) per common share. The Company's total assets decreased by $32,285 to $843,950 at July 31, 2001 from $876,235 at April 30, 2001.

     For the three months ended July 31, 2000, the Company's net loss was $8,814 and the net loss available for common shareholders was $24,752, ($0.00) per common share. The Company's assets increased to $1,434,672 as of July 31, 2000 from $1,416,470 at April 30, 2000.


Revenues

     The Company's total revenues were $554,940 for the three months ended July 31, 2001 versus $613,365 for the three-month period ended July 31, 2000, a decrease of $58,425 or 9.5%. By component, food and beverage sales increased 5.4% from the previous year. This improvement in food and beverage sales is attributed to an increase in customer volume compared to the three months ended July 31, 2000. Merchandise, memorabilia and consulting revenues were $18,108 for the three months ended July 31, 2001 compared to $101,211 for the comparable period in 2000. Interest income was 0.6% of the Company's total revenue for the three months ended July 31, 2001 contrasted to 1.1% for the comparable period in 2000. Other income represented less than 1.0% of total revenues for the three months ended July 31, 2001 and 2000.

Expenses

     Cost of food and beverage was 26.0% and 25.1 % of related sales for the three months ended July 31, 2001 and 2000. Cost of merchandise and memorabilia sales for the three months ended July 31, 2001 was $34,793 compared to $33,143 in the preceding year. Restaurant payroll and related costs were 35.0% of related food and beverage sales for the three months ended July 31, 2001 and 34.6% for the three months ended July 31, 2000. The increase in restaurant payroll is attributed a scarce labor market and the necessity to increase hourly wages to retain experienced workers. Restaurant occupancy costs were $64,464 or 12.2% of food and beverage sales compared to $52,318 or 10.4% of related sales during the three months ended July 31, 2000. This increase in occupancy costs is attributed to higher sales which in turn raises the percentage paid to the landlord in common area charges and base rent. Other restaurant costs decreased to 16.4% of related food and beverage sales for the three months ended July 31, 2001 compared to 17.2% of related sales during the three months ended July 31, 2000. General and administrative expense for the Company's corporate office was 12.0% of the Company's total revenues for the three months ended July 31, 2001 compared to 14.2 % of total revenues for the three months ended July 31,2000. Depreciation and amortization expense were constant at approximately 2% of the Company's total revenues during each comparable period.


Liquidity and Capital Resources


     The Company's cash position on July 31, 2001 was $437,670 compared to $451,650 on April 30, 200, a decrease of $13,980. For the three months ended July 31, 2001, the Company's operations used $11,596 in cash. The Company used it cash to repay a capital lease for $2,384. The Company met its liquidity needs during the period from its revenues, cash reserves and cash flow provided from its San Antonio location.


     For the three months ended July 31, 2000, the Company's operating activities provided cash of $20,090. The Company purchased restaurant equipment for $15,187 and repaid capital leases for $1,948. The Company realized a loss of $ 50,000 on a restricted security held for sale. The Company met its liquidity needs during the period from its revenues and cash flow from its San Antonio location.

     The Company anticipates that it will be able to meet its cash requirements for the next twelve months from its cash reserves and from its operating activities.

     The Company's working capital was a negative $240,311 on July 31 2001 and negative $216,239 on April 30, 2001.

     Stockholder's equity was $117,183 as of July 31, 2001 compared to $876,235 as of April 30, 2001.

     The Company continues to review and evaluate its operations and priorities. The Company is actively pursuing merger or acquisition candidates to meet its longer-term growth and liquidity needs. There is no assurance that the Company will be able to structure a merger or acquisition on terms satisfactory to the Company.


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


September 14, 2001