Form 10QSB
period 2001-10-31
CHAMPIONS SPORTS INC
filed 2001-12-14
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


Mark One
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           [X]    THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 2001

                                       OR

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           [  ]   THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to

         Commission file number: 0-17263


                             CHAMPIONS SPORTS, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


                        Delaware               52-1401755
                       ----------------------------------
                (State or other jurisdiction of     (I.R.S. Employer
                        organization)              Identification No.)

                 Suite 214, 2420 Wilson Boulevard, Arlington, VA
                 -----------------------------------------------
                                     22201
                                     -----
                    (Address of principal executive offices)
                                   (Zip code)

                                 (703) 526-0400
                                 --------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     As of December 14, 2001 the Registrant had a total of 8,514,459 shares of common stock outstanding.

                             CHAMPIONS SPORTS, Inc.

                                   FORM 10-QSB

                                      INDEX

                                                                       Page

Part I.  Financial Information

   Item 1.  Financial Statements

   Consolidated Balance Sheets as of
     October 31, 2001 (unaudited) and
     April 30, 2001                                                      3

   Consolidated Statements of Operations:
     Three months and six months ended
     October 31, 2001, and October 31, 2000,
     (unaudited)                                                         4

   Consolidated Statements of Cash Flows:
     Six months ended October 31, 2001, and October 31, 2000
     (unaudited)                                                         5


   Notes to Consolidated Financial Statements                            6

   Item 2.   Management's Discussions and
            Analysis of Financial Condition and Results
            of Operations                                                7

Part II. Other Information and Signatures

   Item 4.   Submission of Matters to a Vote
            of Security Holders                                          9

   Item 6.   Exhibits and Reports on Form 8-K                            9

                 Signatures                                             10

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                       Assets
                                                   October 31,         April 30,
                                                       2001              2001
                                                   -----------------------------
                                                      UNAUDITED
Current assets
   Cash and cash equivalents                          $358,471         $451,650
   Accounts receivable - trade                             300            1,326
   Inventories                                          19,552           25,056
   Prepaid expenses                                     14,539           17,411
                                                   ----------------------------
Total current assets                                   392,862          495,443

Property and equipment
   Furniture and equipment                             563,560          562,981
   Leasehold improvements                              584,772          584,772
                                                   ----------------------------
                                                     1,148,332        1,147,753
Accumulated depreciation and amortization            (852,223)        (828,013)
                                                   ----------------------------
                                                       296,109          319,740
                                                   ----------------------------
Other assets
   Available for sale investments, at cost              50,000           50,000
   Deposits                                             11,052           11,052
                                                   ----------------------------
Total assets                                          $750,023         $876,235
                                                   ============================

                      Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable                                   $101,798         $126,240
   Dividend payable on preferred stock                 447,692          447,692
   Other accrued expenses                               57,502           58,479
   Deferred revenue                                          0           64,625
   Current portion of deferred lease concession          4,363            4,363
   Current portion of capital lease obligation           7,333           10,283
                                                   ----------------------------
   Total current liabilities                           618,688          711,682
                                                   ----------------------------

Capital lease obligation, net of current portion             0            1,940
Deferred lease concession, net of current portion       11,193           11,556
                                                   ----------------------------
   Total liabilities                                   629,881          725,178
                                                   ----------------------------

Stockholders' equity
   Preferred stock
     Series A, 12% Convertible Cumulative;
     $10 par value; preferred as to
     dividends and liquidation;
     56,075 shares authorized and 53,125 shares
     issued and
     outstanding for October 31 and April 30, 2001     531,252          531,252
   Common stock, par value $.001 per share,
     50,000,000
     shares authorized and 8,514,459 shares
     issued and outstanding for October 31
     and April 30, 2001                                  8,514            8,514
   Additional paid-in capital                        5,337,599        5,337,599
   Accumulated deficit                             (5,757,223)      (5,726,308)
                                                   ----------------------------
   Total stockholders' equity                          120,142          151,057
                                                   ----------------------------
Total liabilities and stockholders' equity            $750,023         $876,235
                                                   ============================
See notes to consolidated financial statements



                                    CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                                     Consolidated Statements of Operations

                                                            Three months                 Six months
                                                         ended October 31,            ended October 31,
                                                          2001        2000         2001           2000
                                                       Unaudited                   Unaudited
Revenue
Food and beverage                                     $423,208    $450,308      $953,617         $953,699
Merchandise, memorabilia, and consulting fees           97,539      10,529       115,647          111,740
Interest income                                          2,451       7,377         5,880           14,199
Other income                                             4,888       1,967         7,882            3,909
                                                    ---------------------- ------------------------------
                                                       528,086     470,181     1,083,026        1,083,547
                                                    ---------------------- ------------------------------

Costs and expenses
Cost of food and beverage sales                        109,523     116,910       247,449          243,498
Cost of merchandise and memorabilia                     29,157      31,987        63,950           65,130
Restaurant payroll and related costs                   151,593     161,938       337,412          335,926
Restaurant occupancy costs                              58,674      53,801       123,138          106,119
Other restaurant costs                                  85,254      95,515       172,051          181,860
General and administrative                              78,365     165,298
Depreciation and amortization                           12,104      12,104        24,209           24,209
Interest                                                   457         948         1,035            1,622
                                                    ---------------------- ------------------------------
                                                       525,127     551,484     1,113,944        1,123,663
                                                    ---------------------- ------------------------------

Operating income (loss) before income tax expense        2,959    (81,303)      (30,918)         (40,116)

Loss from discontinued operations                            0    (78,409)             0         (78,409)

Loss on security held for sale                               0           0             0         (50,000)

Income tax expense                                           0           0             0                0
                                                    ---------------------- ------------------------------

Net income  (loss)                                       2,959   (159,712)      (30,918)        (168,525)
                                                    ====================== ==============================

Less preferred stock dividends (net of conversions)   (15,938)    (15,938)      (31,876)         (31,876)

Net income (loss) available to common                $(12,979)  $(175,650)     $(62,794)       $(200,401)
                                                    ====================== ==============================
  stockholders

Basic earnings (loss) per share                        $(0.00)     $(0.02)       $(0.01)          $(0.02)
                                                    ====================== ==============================

Earnings (loss) per common share - assuming
  dilution                                             $(0.00)     $(0.02)      $(0.01)          $(0.02)
                                                    ====================== ==============================


                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                       For the six months ended October 31


                                                      2001          2000
                                                      ----          ----
                                                    Unaudited
Cash flows from operating activities:
  Net loss                                          $(30,918)    $(168,525)
  Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
   Depreciation and amortization                       24,210        24,209
   Loss on restricted securities held for sale              0        50,000
   Changes in assets and liabilities:
     Accounts receivable                                1,026       108,111
     Inventories                                        5,504       (2,266)
     Prepaid expenses                                   2,872         3,383
Deferred revenues                                    (64,625)             0
     Accounts payable                                (24,442)      (25,227)
     Other accrued expenses                             (977)       (5,812)
     Deferred lease concessions                         (363)       (2,544)
                                                   ------------------------
Net cash provided (used) by
  operating activities                               (87,713)      (18,671)
                                                   ------------------------

Cash flows from investing activities:
Purchases of property and equipment                     (576)      (19,913)
Leasehold Improvements                                      0       (6,922)
                                                   ------------------------
Net cash (used) by investing activities                 (576)      (26,835)

Cash flows from financing activities:
   Principal payments on capital lease                (4,890)       (3,996)
                                                   ------------------------

Net increase (decrease) in cash and
  cash equivalents                                   (93,179)      (49,502)

Cash and cash equivalents at beginning of year        451,650       591,208
                                                   ------------------------
Cash and cash equivalents at October 31              $358,471      $541,706
                                                   ========================

Supplemental disclosures of cash flow information:
   Cash paid during the year for interest              $1,035        $1,622
                                                   ========================

See notes to consolidated financial statements

                             CHAMPIONS SPORTS, INC.

                   Notes to Consolidated Financial Statements

                                October 31, 2001

Summarized Financial Information

Company or group of companies for which report is filed:

CHAMPIONS Sports, Inc. and Subsidiaries

     The consolidated balance sheet as of October 31, 2001, the consolidated statements of operations for the three months and six months ended October 31, 2001 and October 31, 2000 and the consolidated statements of cash flows for the six months ended October 31, 2001 and October 31, 2000 have been prepared by the company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at October 31, 2001 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 10-KSB as of April 30, 2001. The results of operations for the period ended October 31, 2001 are not necessarily indicative of the operating results for the full year.

     This document contains "forward-looking statements" (within the meaning of the Private Securities Litigation Act of 1995) that inherently involve risk and uncertainties. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of unforeseen external factors. These factors may include, but are not limited to, changes in general economic conditions, the ongoing threat of terrorism, customer acceptance of products offered and other general competitive factors, and the ability to have access to financing sources on reasonable terms. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Results of Operation

     For the six months ended October 31, 2001, the Company's net loss from operations was $30,918 before preferred stock dividends of $31,876 resulting in a net loss available to common shareholders of $62,794 or ($0.01) per common share

     For the six months ended October 31, 2000, the Company's net loss from operations was $40,116 before preferred stock dividends of $31,876 resulting in a net loss from continuing operations of $71,992. The Company also realized a loss from discontinued operations of $78,409 and a loss on a security held for sale of $50,000. The net loss available for common shareholders for the six months ended October 31, 2000 was $200,401.

     The Company's assets decreased to $750,023 at October 31, 2001 from $876,235 at April 30, 2001 as a result of the net loss for the six month period.

Revenues

     The Company's total revenues were essentially the same for the six month period and increased 12.3% for the three month period ended October 31, 2001. The Company's total revenues were $1,083,026 and $1,083,547 for the six months ended October 31, 2001 and 2000. By component, food and beverage sales were nearly exactly the same for the comparable six month periods. Although sales at the San Antonio Champions dropped dramatically for a period of time after the tragic events of September 11, 2001, sales at this location have rebounded to levels comparable to the prior year. While the continued threat of terrorism looms over the country, there can be no assurance that sales will remain comparable to the prior year. For the three month period, food and beverage sales decreased 6.2% for the comparable period. The decrease in food and beverage sales for the three month period is a result of the events of September 11, 2001. Merchandise and memorabilia sales for the six months ended October 31, 2001 were $115,647 compared to $111,740 in the comparable period. The Company provided sports memorabilia to one Marriott Champions location during the six months ended October 31, 2001 and 2000. Interest income and other income represent 2% or less of the Company's total revenues for the three months and six months ended October 31, 2001 and 2000.

Expenses

     Cost of food and beverage remained relatively constant at 25.9% versus 25.5% of food and beverage sales of for the six months ended October 31, 2001 and 2000. Cost of merchandise and memorabilia sales was 55.3% and 58.3% of related sales for the six months ended October 31, 2001 and 2000. During the six months ended October 31, 2000, the Company wrote down memorabilia inventory of approximately $23,000. Restaurant payroll and related costs also remained relatively constant at 35.4% and 35.2% of related sales for the six months ended October 31, 2001 and 2000. Restaurant occupancy costs increased to 12.9% of restaurant sales compared to 11.1% of related sales for the six month comparable periods. This is attributed to an increase in common area charges and real estate taxes passed on by the landlord. Other restaurant costs were 18.0% of sales compared to 19.1% for the comparable period. General and administrative expense for the Company's corporate office was $144,700 or 13.4% of the Company's total revenues for the six months ended October 31, 2001 compared to $165,298 or 15.3% for the six months ended October 31, 2000. This decrease is attributed to the Company's effort to contain its costs and expenses in the uncertainty of the current economic climate. For the six months ended October 31, 2000, the Company expended $78,409 for its effort to diversify into high-technology with the formation of a wholly owned subsidiary, Champions Tech Ventures. These diversification efforts proved to be unsuccessful and the Company ceased funding the operations of Champions Tech Ventures in March 2001 and divested its ownership in the subsidiary. Depreciation and amortization expense represented 2.2% of the Company's total revenues during each six-month period.




Liquidity and Capital Resources

     The Company's cash position on October 31, 2001 was $358,471 compared to $451,650 on April 30, 2001, a decrease of $93,179. For the six months ended October 31, 2001, the Company's operating activities used $87,713 in cash. The Company used its cash to repay equipment leases for $4,890. The Company purchased a nominal amount of equipment.

     For the six months ended October 31, 2000, the Company's operating activities used $18,671 in cash. The Company purchased $19,913 in property and equipment and $6,922 in leasehold improvements. The Company repaid $3,996 in capital leases. During the six months ended October 31, 2001 and 2000, the Company met its cash needs from its revenues and cash reserves and from cash flow from its San Antonio operation.

     On October 31, 2001 the Company's working capital was a negative $225,826 versus a negative 216,239 on April 30, 2001. The Company anticipates that the revenues generated from its operations and its cash reserves will be sufficient to meet its operating obligations for the next twelve months.

     Stockholder's equity decreased to $120,142 as of October 31, 2001 compared to $151,057 as of April 30, 2001, as a result of the net loss for the six month period.

Subsequent Events


     In November, 2001, the Board of Directors, in order to preserve the Company's cash reserves, voted to defer payment of $63,750, the annual dividend on the Series A, 12% convertible, cumulative Preferred Stock, par value $10, of which there were 53,125 shares outstanding as of October 31, 2001. The Board of Directors also voted to defer the annual meeting of security holders in order to preserve the Company's cash reserves.



Part II.   Other Information

Item 4.  Submission of Matters to A Vote of Security Holders

     There were no matters submitted to a vote of Security Holders during the three month period ended October 31, 2001.


Item 6.  Exhibits and Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CHAMPIONS Sports, Inc.




                             __/s/ James M. Martell____
                             James M. Martell
                             President



                             __/s/ James E. McCollam__
                             James E. McCollam
                             Controller and Chief Accounting
                             Officer


December 14, 2001