Form 10QSB
period 2002-01-31
CHAMPIONS SPORTS INC
filed 2002-03-15
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

         Mark One
                           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           [X ]                     THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended         January 31, 2002
         -----------------------------------------------------------

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     As of March 15, 2002 the Registrant had a total of 8,514,459 shares of common stock outstanding.

                             CHAMPIONS SPORTS, Inc.

                                   FORM 10-QSB

                                      INDEX

                                                                         Page

Part I.           Financial Information

                  Item 1. Financial Statements

                  Consolidated Balance Sheets as of
                    January 31, 2002 (unaudited) and
                    April 30, 2001                                          3

                  Consolidated Statements of Operations:
                    Three months and nine months ended
                    January 31, 2002, and  January 31, 2001,
                          (unaudited)                                       4

                  Consolidated Statements of Cash Flows:
                    Nine months ended January 31, 2002, and
                    January 31,2001 (unaudited)                             5

                  Notes to Consolidated Financial Statements                6

                  Item 2. Management's Discussions and
                           Analysis of Financial Condition
                           and Results of Operations                        7

Part II.          Other Information and Signatures

                  Item 4. Submission of Matters to a Vote
                           of Security Holders                              9

                  Item 6. Exhibits and Reports on Form 8-K                  9

                  Signatures                                               10

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                     Assets


                                                           January 31          April 30,
                                                              2002               2001
                                                         -------------------------------
                                                            UNAUDITED
Current assets
Cash and cash equivalents ................................   $   282,849    $   451,650
Accounts receivable - trade ..............................           300          1,326
Inventories ..............................................        23,005         25,056
Prepaid expenses .........................................        14,764         17,411
Deferred tax asset .......................................          --             --

Total current assets .....................................       320,918        495,443
                                                                            -----------

Property and equipment
Furniture and equipment ..................................       570,261        562,981
Leasehold improvements ...................................       584,772        584,772
                                                                            -----------
                                                               1,155,033      1,147,753
Accumulated depreciation and amortization ................      (864,327)      (828,013)
                                                                            -----------
                                                                 290,706        319,740
                                                                            -----------
Other assets
Available for sale investments, at cost ..................        50,000         50,000
Deposits .................................................        11,052         11,052
                                                                            -----------
Total assets .............................................   $   672,676    $   876,235
                                                                            ===========

Liabilities and Stockholders' Equity

Current liabilities
Accounts payable .........................................   $    60,360    $   126,240
Dividend payable on preferred stock ......................       511,442        447,692
Other accrued expenses ...................................        44,230         58,479
Deferred Revenues ........................................          --           64,625
Current portion of deferred lease concession .............         4,363          4,363
Current portion of capital lease obligation ..............         4,683         10,283
                                                                            -----------
Total current liabilities ................................       625,078        711,682
                                                                            -----------

Capital lease obligation, net of current portion .........          --            1,940
Deferred lease concession, net of current portion ........         8,286         11,556
Total liabilities ........................................       633,364        725,178
                                                                            -----------



Stockholders' equity

Series A, 12% Convertible Cumulative; $10 par value;
  preferred as to dividendsand liquidation;
  56,075 shares authorized; 53,125 shares issued and
  outstanding for January 31, 2002 and April 30, 2001
 respectively                                                    531,252        531,252

Common stock, par value $.001 per share, 50,000,000
  shares authorized; 8,514,459 shares issued and
  outstanding at January 31,2002 and April 30, 2001,
 respectively ............................................         8,514          8,514
Additional paid-in capital ...............................     5,357,598      5,337,599
Accumulated deficit ......................................    (5,858,052)    (5,726,308)
                                                                            -----------
Total stockholders' equity ...............................        39,312        151,057
                                                                            -----------
Total liabilities and stockholders' equity ...............   $   672,676    $   876,235
                                                                            ===========

See notes to consolidated financial statements

      CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
       Consolidated Statements of Operations
                     Unaudited


                                                            Three months                 Nine Months
                                                           ended January 31,            ended January 31,
                                                         2002           2001         2002             2001
                                                       Unaudited                    Unaudited

Revenue
Food and beverage ...............................   $   506,775    $   460,900    $ 1,460,392    $ 1,414,600
Merchandise, memorabilia, and consulting fees ...         9,040          9,389        124,687        121,129
Interest income .................................         1,035          7,171          6,915         21,369
Other income ....................................         2,094             38          9,976          3,947
                                                    $   518,944    $   477,498    $ 1,601,970    $ 1,561,045
Costs and expenses
Cost of food and beverage sales .................   $   129,464    $   115,847    $   376,913    $   359,345
Cost of merchandise and memorabilia .............         6,517         32,333         70,467         97,464
Restaurant payroll and related costs ............       172,720        159,468        510,132        495,394
Restaurant occupancy costs ......................        62,690        107,354        185,828        213,473
Other restaurant costs ..........................        85,744         95,029        257,795        276,889
General and administrative ......................        86,469         90,331        231,169        255,630
Depreciation and amortization ...................        12,105         12,105         36,314         36,314
Interest ........................................           313            830          1,348          2,453
                                                    $   556,022    $   613,298    $ 1,669,966    $ 1,736,961

Operating income (loss) before income tax expense   ($   37,078)   ($  135,800)   ($   67,996)   ($  175,915)

Loss from discontinued operations ...............          --         (141,825)          --         (220,234)

Gain/(Loss) on security held for sale ...........          --             --             --          (50,000)

Income tax expense ..............................          --             --             --             --

Net income  (loss) ..............................   ($   37,078)   ($  277,625)   ($   67,996)   ($  446,149)

Less: preferred stock dividends .................       (15,938)       (15,938)       (47,814)       (47,814)

Net income (loss) available to common ...........   ($   53,016)   ($  293,563)   ($  115,810)   ($  493,963)
  stockholders

Basic earnings (loss) per share .................   ($     0.01)   ($     0.03)   ($     0.01)   ($     0.06)

Earnings (loss) per common share - assuming
  dilution ......................................   ($     0.01)   ($     0.03)   ($     0.01)   ($     0.06)

See notes to consolidated financial statements


                     CHAMPIONS SPORTS, INC. AND SUBSIDARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents
                      For the nine months ended January 31,
                                    Unaudited

                                                          2002         2001
Cash flows from operating activities:
Net income (loss) ................................   ($ 67,996)   ($446,149)
Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
Depreciation and amortization ....................      36,314       36,314
Loss from discontinued operations ................        --        220,234
Loss on securities held for sale .................        --         50,000
Changes in assets and liabilities:
Accounts receivable ..............................       1,026      110,608
Inventories ......................................       2,051      (27,717)
Prepaid expenses .................................       2,647        9,104
Deferred revenues ................................     (64,625)     100,000
Accounts payable .................................     (65,880)      70,214
Other accrued expenses ...........................     (14,249)     (16,575)
Deferred lease concessions .......................      (3,270)      (3,638)
Net cash provided (used) by
  operating activities ...........................    (173,982)     102,395

Cash flows from investing activities:
Purchases of property and equipment ..............      (7,280)     (19,913)
Leasehold improvements ...........................        --        (13,810)
Investment in discontinued operation .............    (220,234)
Stock subscription receivable ....................      20,000         --
Net cash (used) by investing activities ..........      12,720     (253,957)

Cash flows from financing activities:
Principal payments on capital lease ..............      (7,540)      (6,150)

Net increase (decrease) in cash and
  cash equivalents ...............................    (168,802)    (157,712)

Cash and cash equivalents at April 30, ...........     451,650      591,208
Cash and cash equivalents at January 31, .........     282,849      433,496

Supplemental disclosures of cash flow information:
Cash paid during the year for interest ...........       1,348        2,453

See notes to consolidated financial statements

                             CHAMPIONS SPORTS, INC.

                   Notes to Consolidated Financial Statements

                                January 31, 2002


Summarized Financial Information

Company or group of companies for which report is filed:

CHAMPIONS Sports, Inc. and Subsidiaries

     The consolidated balance sheet as of January 31, 2002, the consolidated statements of operations and the consolidated statements of cash flows for the three months and nine months ended January 31, 2002 and January 31, 2001 have been prepared by the company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at January 31, 2002 and for all periods presented have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 10-KSB as of April 30, 2001. The results of operations for the period ended January 31, 2002 are not necessarily indicative of the operating results for the full year.


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

     Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Results of Operation

     For the nine month period ended January 31, 2002, the Company's net loss was $67,996 or ($0.01) per common share as compared to a net loss of $446,149 or ($0.06) per common share for the nine month period ended January 31, 2001. For the nine months ended January 31, 2002, the net loss was from the Company's ongoing operations. For the nine months ended January 31, 2001, the Company's ongoing operations generated a loss of $175,915, the Company's loss from its discontinued operation was $220,234 and a loss of $50,000 from a security held for trade.

     Dividends accrued for the Company's Preferred Stock (net of conversions) totaled $47,814. The Company's assets decreased to $672,676 at January 31, 2002 from $876,235 at April 30, 2001. For the three months ended January 31, 2002 the Company's net loss from its ongoing operations was $37,078 compared to a net operating loss of $135,800 during the three months ended January 31, 2001.

Revenues

     The Company's total revenues increased 2.6% to $1,601,970 for the nine months ended January 31, 2002 versus $1,561,045 for the nine month period ended January 31, 2001. By component, food and beverage sales increased 3.2% from the previous year for the nine months and 9.9% for the three months period from the previous year. The increase in food and beverage sales is attributed to a increase in customer volume. Merchandise and memorabilia sales for the nine months ended January 31, 2002 increased slightly to $124,687 compared to $121,129. The Company provided memorabilia and consulting services to one Marriott CHAMPIONS during each comparable period. For the three months ended January 31, 2002 and 2001,merchandise and memorabilia sales were less than 2% of the Company's total revenues. For the nine months ended January 31, 2002 and 2001, other income was less than 1% of the Company's total revenues. Interest income in all comparable periods was also less than 1% the Company's total revenue.

Expenses

     Cost of food and beverage remained constant at approximately 25.5% of related sales for all comparable periods. This is attributed to stable prices at the wholesale level. Cost of merchandise and memorabilia sales for the nine months ended January 31, 2002 was $70,467 compared to $97,464 in the preceding year. During the nine months ended January 31, 2001, the Company wrote down memorabilia inventory of approximately $23,000. Restaurant payroll and related costs were approximately 35.0% of related food and beverage sales for all comparable periods. Restaurant occupancy costs were $185,828 for the nine months and $62,690 for the three months ended January 31, 2002 compared to $213,473 for the nine month and $107,354 for the three month comparable period in 2001. The increase in 2001 was attributed to a retroactive increase in common area charges and real estate taxes passed on by the landlord. Other restaurant costs were 17.7% of food and beverage sales for the nine months and 16.9% of food and beverage sales for the three months ended Jannuary 31, 2002 compared to 19.6% of food and beverage sales for the comparable nine month and 20.6% for the three months in 2001. General and administrative expense was $231,169 for the nine months ended January 31, 2002 compared to $255,630 for the nine months ended January 31, 2001. Depreciation and amortization expense accounted for 2.3 % of the Company's total revenues during the nine months ended January 31, 2002 and 2000.

Liquidity and Capital Resources

     The Company's cash position on January 31, 2002 decreased by $168,802 to $282,849 from $451,650 on April 30, 2002. For the nine months ended January 31, 2002, the Company's ongoing operations used cash totaling $173,982. For the comparable period ending January 31, 2001, the Company's ongoing operations provided cash of $102,395. At January 31, 2002 and 2001, the Company held $50,000 of restricted securities of a privately held company. For the nine months ended January 31, 2002, the Company purchased equipment for its San Antonio location for $7,280. During the nine months ended January 31, 2001, the Company purchased equipment for its San Antonio CHAMPIONS for $19,913 and made leasehold improvements in that same location totaling $13,810.

     The Company met its cash needs during the nine months ended January 31, 2002 and 2001 from its revenues and from cash flow from its San Antonio, Texas operation. The Company anticipates that the revenues generated from its location in San Antonio, Texas along with revenues generated from its consulting and sales of memorabilia will be sufficient to meet its operating obligations for the next twelve months. In January 2002, the Company entered into an agreement with a private investor, JMS New York, Inc., to purchase from the Company, 4,000,000 shares of the Company's common restricted stock at a purchase price of $0.125 per share in the aggregate amount of $500,000 payable in monthly installments to be used by the Company to provide general working capital.

     The Company's working capital was a negative $304,160 on January 31, 2002 and negative $216,239 on April 30, 2001.

     Stockholder's equity was $39,312. as of January 31, 2002 compared to $151,057 as of April 30, 2001.



Other

     In November 2001, the Company's Board of Directors voted to defer the annual meeting of shareholders in order to preserve the Company's cash position. The Board further voted to defer the payment of the annual dividend on the Company's 12% Preferred Stock to preserve the Company's cash position. This amount is accrued on the Company's books as a current liability.

Part II.   Other Information

Item 4.  Submission of Matters to A Vote of Security Holders

            None



Item 6.  Exhibits and Reports on Form 8-K

     On January 15, 2002, Champions Sports, Inc. entered into an agreement with a private investor, JMS New York, Inc. to purchase, from the Company, 4,000,000 shares of the Company's common restricted stock at a purchase price of $0.125 per share in the aggregate amount of $500,000 payable in 24 equal monthly installments to be used by the Company to provide general working capital.

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


March 15, 2001