Form 10KSB
period 2002-04-30
CHAMPIONS SPORTS INC
filed 2002-07-29
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


          Mark One
              [X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 2002
                    ----------------------------------------

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

     Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form10-KSB. [X]


     For the year ended April 30, 2002, the revenues of the registrant were $2,147,995.

     The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant based on the average bid and asked price on July 12, 2002, was approximately $255,000.

     As of July 12, 2002, the Registrant had a total of 8,514,459 shares of common stock outstanding.

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


     The Company is a licensee of one CHAMPIONS Sports Bar Restaurant and the exclusive supplier of sports memorabilia and consultant to Marriott International, Inc. (Marriott). Effective November, 1997, the Company sold the rights to the CHAMPIONS brand to Marriott and became a licensee of CHAMPIONS Sports Bar Restaurants and an exclusive supplier of sports memorabilia and a consultant to all new managed Marriott and Renaissance Hotel sports bar restaurants worldwide. At April 30, 2002, the Company owns the one CHAMPIONS Sports Bar Restaurant in San Antonio, Texas.

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


                  2.       Operations

     As of the end of the fiscal year, the Company was engaged in the following types of operations:

         (i) Company-Owned Operation

     The Company currently operates one Company-owned restaurant. This location is licensed from Marriott, royalty free, to use the name CHAMPIONS pursuant to a licensing agreement signed in FY 1998. This CHAMPIONS sports bar restaurant has been in operation since 1989 and is located in the River Center Mall in San Antonio, Texas. The San Antonio restaurant provided approximately 95% of the Company's revenues for FY 2002, as reflected in the consolidated financial statements included herein.

         (ii) Supplier of Sports Memorabilia and Consulting Services to Marriott

     In November 1997, the Company sold the rights to the CHAMPIONS brand to Marriott and became a licensee of CHAMPIONS Sports Bar Restaurants and an exclusive supplier of sports memorabilia and a consultant to all new managed Marriott and Renaissance Hotel sports bar restaurants worldwide. Under the terms of this agreement, Marriott is required to purchase sports memorabilia and for the Company to serve as a consultant for each new CHAMPIONS or like sports bar restaurant that opens in a new Marriott or Renaissance Hotel worldwide at the same prescribed prices (with increases pegged to the Consumer Price Index) as paid to the Company by Marriott in its previous agreement, except that Marriott does not pay any annual fees as before. In FY 2002, the Company provided sports memorabilia and consulting services to Champions Sports Bar Restaurant that opened in Marriott hotel in Uniondale, New York Indianapolis, Indiana. Marriott hotel locations accounted for about 5% of the Company's revenues for FY 2002, as reflected in the consolidated financial statements included herein.
                  .

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


                  6.        Employees


     As of April 30, 2002, the Company had 2 full-time employees in its corporate office in Arlington, Virginia and 46 employees (both management and hourly) at its San Antonio restaurant.


Item 2.           Properties.


     The Company is leasing, on a month-to-month basis, its corporate office space located at 2420 Wilson Blvd., Suite 214, Arlington, VA 22201. The Company's rental payments are $450 per month. The Company is leasing 5,289 square feet of space for its restaurant in San Antonio, TX pursuant to a lease, which expires in November 2004 with an option for an additional five years. The lease provides monthly rental payments of $23,536 including CAM charges and real estate taxes. In addition, the lease requires a percentage of the unit's revenues at the location in excess of $1,745,000 per year.


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

                                              Common Stock
                                            High         Low
                                               $           $
Fiscal 2002

         First Quarter                       0.14        0.07
         Second Quarter                      0.09        0.06
         Third Quarter                       0.10        0.05
         Fourth Quarter                      0.09        0.05

Fiscal 2001

         First Quarter                       0.16        0.10
         Second Quarter                      0.53        0.11
         Third Quarter                       0.29        0.17
         Fourth Quarter                      0.20        0.125



                  (b) Approximate Number of Holders of Common Stock
                      and the Preferred Stock.

     The number of holders of record of the Company's common stock as of July 12, 2002 was 2,140 and the Company estimates that there are approximately 3,000 additional beneficial shareholders. There are about 30 beneficial holders of the Company's preferred stock as of July 12, 2002.

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

Item 6.            Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.

                  (a) Results of Operations for Fiscal Years 2002 and 2001.

                           1.      Revenues

     For the fiscal year ended April 30, 2002, the Company's revenues decreased 2.8% to $2,147,995 from $2,210,348 in FY 2001.

     By component, food and beverage sales increased 2.9% to $1,995,226 for FY 2002 compared to $1,939,841in FY 2001. The Company's management attributes the increase in food and beverage sales to an increase in customer volume, as there was no significant price increase during the last year. The food to beverage ratio for the San Antonio location was approximately 62% to 38% for both comparable years. Food and beverage sales accounted for 92.9% and 87.8% of the Company's total revenue in the comparable periods.

     Revenues from merchandise and memorabilia sales and consulting fees accounted for 6.2% of the Company's total revenue in FY 2002 compared to 10.7% in FY 2001. Sales of memorabilia are directly tied to the number of new Champions locations that open during the fiscal year. In FY 2002, the Company provided sports memorabilia to one Champions location compared to two locations in FY 2001. During FY 2002 and FY 2001, the Company other revenues accounted for less than 1% of its total revenues. Interest income represented approximately 0.5% of the Company's total revenues in FY 2002 and 1.2% in FY 2001.

                           2.       Expenses

     The Company's cost of food and beverage remained constant at 26.0% and 25.6% of related sales for the comparable periods.

     Restaurant payroll and related costs also remained constant during both comparable years at 34.2% of food and beverage sales in FY 2002 and 34.7% of related sales in FY 2001. Restaurant occupancy costs for FY 2002 were 12.3% of food and beverage sales compared to 14.7% in FY 2001.

     Other restaurant costs decreased as a percentage of food and beverage sales at 18.2% for FY 2002 compared to 19.4% for FY 2001 General and administrative costs incurred in FY 2002 were $309,892 and $353,882 in FY 2001.The primary components of G&A expenses are operating the Company's corporate office, including salaries. Interest expense in both FY 2002 and 2001 was immaterial.

                           3.       Profits / Losses

     For FY 2002, the Company's loss was $147,312 from its operations before dividends accrued on the outstanding preferred stock of $63,750, producing a net loss for common shareholders of $211,062, or $0.02 per common share. The San Antonio Champions location produced a net profit of $163,536. During FY 2002, the Company wrote off an equity investment in a non publicly traded company of $50,000.

     For FY 2001, the Company's net loss was $468,931 from its operations before dividends accrued on the outstanding preferred stock of $63,752, and took a non-cash charge of $207,952 for a change in valuation for a deferred tax asset, producing a net loss available to common shareholders of $740,635, or $0.09 per common share. The San Antonio Champions location produced a profit of $74,623. During FY 2001, the Company wrote off investments in a subsidiary of $242,101 and $50,000 in an equity investment on a non-publicly traded company.


         (b) Liquidity and Capital Resources for Fiscal Years 2002 and 2001

     The Company's cash position on April 30, 2002 was $449,282 compared to$451,650 on April 30, 2001, a decrease of $2,368.

     During FY 2002, The Company's operating activities used cash of $32,684. The Company used cash of $14,390 to purchase replacement equipment for its San Antonio Champions location and repaid a capital lease of $10,294. In January 2002, the Company entered into an agreement with a private investor, to purchase from the Company 4,000,000 shares of the Company's common restricted stock at a purchase price of $0.125 per share in the aggregate amount of $500,000 payable in monthly installments to be used by the Company to provide general working capital. The purchaser has paid a total of $55,000 at April 30, 2002 and has not met the payment terms of the agreement. The Company believes that the agreement may not be fulfilled. The Company's operating activities coupled with its cash reserves provided sufficient cash flow for the Company to meet its cash needs in FY 2002.

     In FY 2001, The Company's operating activities provided cash of $144,678. The Company decreased its accounts receivable and other current assets by $120,083 and increased its accounts payable and other current liabilities by $145,060. The Company wrote down its deferred tax asset totaling $207,952. The Company used $33,723 in cash to purchase equipment for its restaurant in San Antonio and invested $242,101 in Champions Tech Ventures, Inc. Cash paid for interest expense in FY2001 was $3,518. The Company's operating activities coupled with its cash reserves provided sufficient cash flow for the Company to meet its cash needs in FY 2001.

     The Company's working capital as of April 30, 2002 was a negative $294,573 contrasted to $216,239 on April 30, 2001.

     The Company continues to review and evaluate its operations and priorities. The Company is pursuing merger or acquisition candidates and other opportunities to meet its longer-term liquidity needs. There is no assurance that the Company will be able to structure a merger or acquisition on terms satisfactory to the Company.

                  (c) Miscellaneous


     Stockholders' equity on April 30, 2002 was a negative $5,005 compared to $157,057 on April 30, 2001. In FY 2002 and 2001, the Company's Board of Directors voted to defer payment of the 12% annual dividend of the Company's preferred stock, in order to preserve the Company's cash reserves. This dividend is cumulative and has been recorded on the Company's balance sheet as a current liability. In addition, in FY 2002 and 2001, the Board of Directors voted to defer the annual meeting of security holders in order to preserve the Company's cash reserves.

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




Item 7.  Financial Statements and Supplementary Data.

     The Report of Independent Accountants appears at page F-1 and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements appear at pages F-2 through F-14 hereof.




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


Item 9.           Directors and Executive Officers.


                  The Executive Officers and Directors of the Company are as follows:

         NAME              POSITION(S) PRESENTLY  HELD

James M. Martell           Chairman, President, Chief Executive Officer
                           and Director
James E. McCollam          Controller, Chief Accounting Officer,
                           Corporate Secretary
Durwood C. Settles         Director
Michael M. Tomic           Director

     James M. Martell, age 55, has served as President from May 1990 to June 1992 and from January 1993 to September 1993 and from March 1994 to the present and as Chief Executive Officer from May 1990 to June 1992 and from January 1993 to September 1993 and from March 1994 to August 2000 and from June 2001 to the present and as Chairman from November 1991 to August, 2000 and from June 2001 to the present. Mr. Martell served as Director of the Company since its inception on June 4, 1985. Additionally, he served the Company as Vice President from October 1988 to May 1990, as Treasurer from June 1985 to January 1989, and as Secretary from June 1985 to January 1986. Mr. Martell is a director and officer of all of the Company's wholly owned subsidiaries, except for the Been Corporation. From 1983 to 1987, Mr. Martell was a partner along with Mr. Tomic in Tomar Associates, a consulting company specializing in European-American joint ventures, venture capital financing, technology transfer, and corporate finance. From 1981 to 1983, Mr. Martell was a partner in International Group, a partnership involved in promoting national and international business development. From 1973 to 1981, he served in various administrative positions at the U.S. Department of Energy. Mr. Martell received a Bachelor of Science degree in Chemistry in 1968 and a Master of Science degree in Geochemistry in 1973, from George Washington University.

     James E. McCollam, age 55, has served as Chief Accounting Officer of the Company since July 1992 and Controller since May 1988. From 1984 to 1987 he was Controller of the Winston Group, Inc., a five-unit food service organization in the Washington D.C. metropolitan area. From 1977 to 1983, he was the Controller of Capitol Hill Cabaret, Inc., an organization that owned and operated two restaurants and nightclubs in the Washington D.C. area. From 1973 to 1977, he was employed by Marriott Corporation in various positions in the corporate accounting department. He earned a Bachelor of Science degree in Finance from the University of Maryland 1970.

     Durwood C. Settles, age 59, has served as Director of the Company since March 2001. Mr. Settles is a Certified Public Accountant in individual practice since 1983. From 1973 to 1982, Mr. Settles was with Coopers & Lybrand in Washington, D.C. as a member of the audit staff and as Manager-Special Projects. During the period 1974 to 1986, Mr. Settles served as Controller or Treasurer of the various political campaign organizations of Congressman Richard A. Gephardt of Missouri, Governor Charles S. Robb of Virginia, and Congressman Joseph L. Fisher of Virginia. From 1970 to 1973, Mr. Settles was an owner and executive of a company that manufactured and sold Plexiglas furniture located in Kensington, Maryland. From 1966 to 1969, Mr. Settles was a promoter of popular music concerts in various cities in the Eastern and Southern United States. From 1964 to 1966, Mr. Settles was a Group Pension Management Assistant and Computer Files Service Supervisor with the Mutual of New York Life Insurance Company (MONY) in New York, New York. Mr. Settles received a Bachelor of Arts degree in Economics in 1964 from Davidson College, Davidson, North Carolina and completed accounting studies in 1973 at George Washington University, Washington, D.C.

     Michael M. Tomic, age 56, has served as a Director of the Company since its inception on June 4, 1985. From June 1985 to January 1986, he also served as Vice President of the Company. From 1983 to 1987, Mr. Tomic was a partner along with Mr. Martell in Tomar Associates, a consulting company specializing in European-American joint ventures, venture capital financing, technology transfer, and corporate finance. He received a Bachelor of Science degree in International Marketing and Economics in 1969 from the University of Maryland.

     The term of office of each Director is until the next annual election of Directors and until a successor is elected and qualified or until the Director's earlier death, resignation or removal.

Item 10.          Executive Compensation.

     The following table sets forth cash compensation for services rendered during FY 2002, and 2001 which was paid by the Company to, or accrued by the Company for, each of the Company's most highly compensated executive officers whose cash compensation in such year equaled or exceeded $100,000:


Name and                             FY       Annual             Other
Principal Position                  Year      Salary ($)  Compensation ($)
--------------------------------------------------------------------------

James M. Martell, President         2002      148,022            0
                                    2001      148,022            0

     In FY 2002, all officers of the Company as a group (2 in number) received cash compensation of $221,023. The Board of Directors has the right to change and increase the compensation of executive officers at any time. The Company has no arrangement by which any of its directors are compensated for services solely as directors, and these individuals will not receive any additional remuneration for their services as directors. The Company may from time to time pay consulting fees to its officers and directors.

     Except as described below, the Company has no compensatory plan or arrangement which would result in executive officers receiving compensation as a result of their resignation, retirement or any other termination of employment with the Company or its affiliates, or from a change in control of the Company or a change in responsibilities following a change in control of the Company.

     The Company entered into an employment agreement with Mr. Martell in September 1993, under which Mr. Martell received options to purchase 200,000 shares of the Company's Common Stock at $1.00 per share at any time prior to September 6, 2001, whether or not Mr. Martell is an employee at such time. If there is a change in the management of the Company and such management acts contrary to the policy of the current Board, or if Mr. Martell's position as an officer or director is terminated, Mr. Martell may resign and become entitled to liquidated damages determined pursuant to a formula prescribed in the contract. .. This agreement was extended for two years in FY 2000 at an annual salary of $148,000 and further extended for another three years in FY 2002. In FY 2001, the Board of Directors reissued the options to purchase the 200,000 shares of Company's Common stock at $0.11 per share instead of $1.00 per share as previously granted and extended the expiration of those options to August 22, 2003.

     In FY 1996, the Board of Directors granted to Mr. Martell an option to purchase 1,200,000 restricted shares of the Company's Common Stock at $0.05 per share. Mr. Martell in FY 1996 exercised this option for 1,200,000 restricted shares for $60,000.

     In FY 2001, the Board of Directors, as part of its efforts to diversify into high technology, granted the following options to the Company's Officers, Directors and Advisory Board Members: a three year option to purchase 575,000 restricted shares of the Company's Common Stock at $0.11 per share to James J. Heigl, then Chairman and CEO in FY 2001; a three year option to purchase 550,000 restricted shares of the Company's Common Stock at $0.11 per share to Harry Alton Lee, then COO and Director in FY 2001; a three year option to purchase 900,000 restricted shares of the Company's Common Stock at $0.11 per share to Michael Tomic, Director; a three year option to purchase 100,000 restricted shares of the Company's Common Stock at $0.11 per share to Durwood Settles, Director; a three year option to purchase 50,000 restricted shares of the Company's Common Stock at $0.11 per share to James McCollam, Chief Accounting
Officer and Controller; and three year options to purchase 5,000 restricted shares of the Company's Common Stock at $0.28 per share to each of its Advisory Board Members.

     The Company has a Stock Option Plan intended to assist the Company in securing and retaining key employees and consultants by allowing them to participate in the ownership and growth of the Company through the grant of incentive and non-qualified options. Incentive stock options granted under the Plan are intended to be "Incentive Stock Options" as defined by Section 422 of the Internal Revenue Code. An aggregate of 840,000 shares of Common Stock has been reserved for issuance under the Plan. As of April 30, 2001, all 840,000 shares were reserved and available for issuance. The plan expires on August 2, 2002.



Item 11.    Security Ownership of Certain Beneficial Owners and Management.


     As of July 12, 2002, the following were persons known to the Company to own beneficially more than 5% of the Company's outstanding Common Stock:

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

                                                       Common Stock
                                                    Beneficially Owned
         Name                 Title           as of July 12, 2002 (1) Percentage
--------------------------------------------------------------------------------

James M. Martell     President & Director      1,548,000                   18.2
Michael M. Tomic     Director                    225,000                    2.6
James E. McCollam    Controller,                   2,000                      *
                     Chief Accounting Officer
                     & Corporate Secretary
All officers & directors as a group            1,765,000                   20.8

*Less  than 1.0%

     (1) Beneficial Ownership includes shares for which an individual, directly or indirectly, has or shares, or has the right within 60 days to have or share, voting or investment power or both. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Exchange Act.

Item 12.          Certain Relationships and Related Transactions.

                  During FY 2002 and FY 2001, there were no related party transactions.





Item 13.           Exhibits and Reports on Form 8-K.

                  (a) Index to Financial Statements                       PAGE

         Independent Auditor's Report                                     F-1

         Consolidated Balance Sheets as of April 30, 2002 and 2001        F-2

         Consolidated Statements of Operations for the Years Ended
                  April 30, 2002 and 2001                                 F-3

         Consolidated Statements of Stockholder's Equity for the Years
                  ended  April 30, 2002 and 2001                          F-4

         Consolidated Statements of Cash Flows for the Years ended
                  April 30, 2002 and 2001                                 F-5

         Notes to the Consolidated Financial Statements              F-6/F-14




                  (b) There were no Form 8-K's filed during the last quarter of the period covered by this report.

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements
                        For The Year Ended April 30, 2002

                                Table of Contents


                                                                       Page

Independent Auditors' Report                                             1

Consolidated Balance Sheets                                              2

Consolidated Statements of Operations                                    3

Consolidated Statements of Changes in
   Stockholders' (Deficiency) Equity                                     4

Consolidated Statements of Cash Flows                                    5

Notes to Consolidated Financial Statements                               6

PKF                                               PANNELL
worldwide                                         KERR
[graphic omitted]                                 FORESTER PC
                                                  CERTIFIED PUBLIC ACCOUNTANTS

                                                  10304 Eaton Place
                                                  Suite 400
                                                  Fairfax, VA 22030

                                                  Telephone (703)385-8809
                                                  Telefax (703)385-8890
                                                  pkfcpa@pkfwash.com


                          Independent Auditors' Report



To the Stockholders and Board of Directors
Champions Sports, Inc.
Arlington, Virginia


We have audited the accompanying consolidated balance sheets of Champions Sports, Inc. and its subsidiaries as of April 30, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' (deficiency) equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Champions Sports, Inc. and subsidiaries at April 30, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.




                                        /s/ Pannel Kerr Foster PC



June 21, 2002


                                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                                           Consolidated Balance Sheets

                                                     Assets

                                                                                            April 30
                                                                               -----------------------------------
                                                                                     2002              2001
                                                                               -----------------  ----------------
Current assets
   Cash and cash equivalents                                                  $       449,282    $       451,650
   Accounts receivable - trade                                                             54              1,326
   Inventories                                                                         25,555             25,056
   Prepaid expenses                                                                    14,035             17,411
           Total current assets                                                       488,926            495,443
                                                                               -----------------  ----------------

Property and equipment
   Furniture and equipment                                                           577,371            562,981
   Leasehold improvements                                                            584,772            584,772
                                                                               -----------------  ----------------
                                                                                   1,162,143          1,147,753
   Accumulated depreciation and amortization                                        (876,432)          (828,013)
                                                                               -----------------  ----------------
                                                                                     285,711            319,740
                                                                               -----------------  ----------------
Other assets
   Available for sale investments, at cost (note 8)                                        -              50,000
   Deposits                                                                            11,052             11,052
                                                                               -----------------  ----------------
           Total assets                                                      $        785,689   $        876,235
                                                                               =================  ================

                                Liabilities and Stockholders' (Deficiency) Equity

Current liabilities
   Accounts payable                                                          $         88,104  $        126,240
   Dividend payable on preferred stock (note 6)                                       511,442           447,692
   Other accrued expenses                                                              52,790            58,479
   Deferred revenue                                                                   124,871            64,625
   Current portion of deferred lease concession                                         4,363             4,363
   Current portion of capital lease obligation (note 4)                                 1,929            10,283
                                                                               -----------------  -------------
           Total current liabilities                                                 783,499            711,682
                                                                               -----------------  -------------

Capital lease obligation, net of current portion (note 4)                                  -              1,940
Deferred lease concession, net of current portion                                       7,195            11,556
                                                                               ----------------   -------------
           Total liabilities                                                          790,694           725,178
                                                                               -----------------  -------------

Commitments and contingencies (notes 3, 4, 5, and 9)

Stockholders' (deficiency) equity (notes 6, 7, and 9)
   Preferred stock
     Series A, 12% Convertible Cumulative; $10 par value; preferred as to dividends and liquidation; 56,075 shares authorized and 53,125 shares issued and
     outstanding for 2002 and 2001, respectively                                     531,252           531,252
   Common stock, par value $.001 per share, 50,000,000
     shares authorized and 8,514,459 shares
     issued and outstanding for 2002 and 2001, respectively                            8,514             8,514
   Additional paid-in capital                                                      5,392,599         5,337,599
   Accumulated deficit                                                            (5,937,370)       (5,726,308)
                                                                               --------------      ------------
           Total stockholders' (deficiency) equity                                    (5,005)          151,057
                                                                               --------------       ----------
           Total liabilities and stockholders' (deficiency) equity           $       785,689    $      876,235
                                                                               ==============      ============




See notes to consolidated financial statements

                                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                                      Consolidated Statements of Operations


                                                                                     Years Ended April 30
                                                                            ---------------------------------------
                                                                                   2002                 2001
                                                                            --------------------  -----------------
Revenue
   Food and beverage                                                      $        1,995,226    $    1,939,841
   Merchandise, memorabilia, and consulting fees                                     132,995           236,516
   Interest income                                                                     7,814            26,190
   Other income                                                                       11,960             7,801
                                                                            --------------------  -----------------
                                                                                   2,147,995         2,210,348
                                                                            --------------------  -----------------
Costs and expenses
   Cost of food and beverage sales                                                    518,367           495,754
   Cost of merchandise and memorabilia                                                 76,919           143,951
   Restaurant payroll and related costs                                               681,806           673,052
   Restaurant occupancy costs                                                         245,038           284,660
   Other restaurant costs                                                             363,264           375,996
   General and administrative                                                         309,892           353,882
   Depreciation and amortization                                                       48,419            56,365
   Interest                                                                             1,602             3,518
   Impairment of investments (note 8)                                                  50,000           292,101
                                                                            --------------------  -----------------
                                                                                    2,295,307         2,679,279
                                                                            --------------------  -----------------

Operating (loss) before income tax expense                                           (147,312)         (468,931)
Income tax expense (note 2)                                                                 -            207,952
                                                                             --------------------  -----------------
      Net (loss)                                                                     (147,312)  #      (676,883)

Preferred stock dividends                                                              (63,750)          (63,752)
                                                                            --------------------  -----------------

      Net (loss) available to common stockholders                         $          (211,062)  $      (740,635)
                                                                            ====================  =================

Basic (loss) per common share (note 1)                                    $              (0.02) $           (0.09)
                                                                            ====================  =================

(Loss) per common share - assuming dilution (note 1)                      $              (0.02) $           (0.09)
                                                                           ====================  =================


See notes to consolidated financial statements




                                                              CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                                              Consolidated Statements of Changes in Stockholders' (Deficiency) Equity

                                               For The Years Ended April 30, 2002 and 2001

                                                                 Series A, 12%
                                                                 Convertible Cumulative
                                                Common Stock     Preferred Stock           Additional
                                       ------------------------- -----------------------
                                                        Amount              Amount          Paid-in        Accumulated
                                           Shares       at Par   Shares     at Par          Capital          Deficit     Total
                                       ------------------------------------------------- --------------- ---------------------------

Balance, April 30, 2000                   8,514,459    $ 8,844    53,125   $ 531,252       5,337,599     $(4,985,673)  $ 891,692

For the year ended April 30, 2001
  Dividend on preferred stock
  accrued and unpaid                              -     -         -                  -               -         (63,752)   (63,752)

Net (loss)                                        -     -         -                  -               -        (676,883)  (676,883)
                                    ---------------- -------------------- ----------- --------------- ----------------- ----------
Balance, April 30, 2001                   8,514,459    8,514    53,125       531,252       5,337,599      (5,726,308)    151,057

For the year ended April 30, 2002
  Dividend on preferred stock
  accrued and unpaid                              -     -         -                 -               -         (63,750)    (63,750)

Subscriptions received,
 stock unissued (note 9)                          -     -         -                 -          55,000                -      55,000

Net (loss)                                        -     -         -                 -               -         (147,312)  (147,312)
                                     ------------------------------------------------- --------------- ----------------- ----------


Balance, April 30, 2002                   8,514,459   $ 8,514    53,125   $   531,252  $    5,392,599  $   (5,937,370)   $ (5,005)
                                     ================================================= =============== ================= ==========


See notes to consolidated financial statements

                                  CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                                     Consolidated Statements of Cash Flows
                               Increase (Decrease) in Cash and Cash Equivalents


                                                                                   Years Ended April 30
                                                                            ------------------------------------
                                                                                  2002               2001
                                                                            -----------------  -----------------

Cash flows from operating activities:
   Net (loss)                                                             $      (147,312)   $      (676,883)
   Adjustments to reconcile net (loss) to net
     cash provided (used) by operating activities:
      Depreciation and amortization                                                 48,419            56,365
      Impairment of investments                                                     50,000           292,101
      Deferred income taxes                                                              -           207,952

      Changes in assets and liabilities:
         Accounts receivable                                                          1,272          112,737
         Inventories
                                                                                       (499)            (875)
         Prepaid expenses                                                             3,376            8,221
         Accounts payable                                                           (38,136)          78,067
         Other accrued expenses                                                      (5,689)           7,093
         Deferred revenue                                                            60,246           64,625
         Deferred lease concessions                                                  (4,361)          (4,725)
                                                                            -----------------  -----------------
            Net cash provided (used) by
              operating activities                                                 (32,684)          144,678
                                                                            -----------------  -----------------

Cash flows from investing activities:
   Purchases of property and equipment                                             (14,390)          (33,723)
   Investment in Champions Tech Ventures, Inc.                                           -          (242,101)
                                                                            -----------------  -----------------
            Net cash (used) by investing activities                                (14,390)         (275,824)
                                                                            -----------------  -----------------

Cash flows from financing activities:
   Subscriptions received, stock unissued  (note 9)                                 55,000                 -
   Principal payments on capital lease                                             (10,294)           (8,412)
                                                                            -----------------  -----------------
            Net cash provided (used) by financing activities                        44,706            (8,412)
                                                                            -----------------  -----------------

Net (decrease) in cash and cash equivalents                                         (2,368)         (139,558)

Cash and cash equivalents at beginning of year                                     451,650           591,208
                                                                            -----------------  -----------------
Cash and cash equivalents at end of year                                  $       449,282    $       451,650
                                                                            =================  =================

Supplemental disclosures of cash flow information:
   Cash paid during the year for interest                                 $          1,602   $         3,518
                                                                            =================  =================

Supplemental disclosure of non-cash investing and financing activities:
   Accrued dividend on preferred stock                                    $         63,750   $        63,752
                                                                            =================  =================


See notes to consolidated financial statements

                                                                            F-6
                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 April 30, 2002


Note 1 - Organization and summary of significant accounting policies

Organization

Champions Sports, Inc., (Company) a Delaware corporation, promoted a sports theme restaurant bar concept through Company owned and licensed operations. The Company sold the rights to the Champions brand to Marriott International, Inc. (Marriott) and became a licensee of Champions Sports Bar Restaurants (note 5). Substantially all memorabilia sales are to Marriott. At April 30, 2002 and 2001, respectively, the Company, through its subsidiaries, owns and licenses, without any royalty fee, one Champions Sports Bar Restaurant.

C.S.B.R., Inc., (CSBR) and The Been Corporation (Been) were organized on June 16, 1989 and October 11, 1989, respectively, for the purpose of owning and operating a Champions Sports Bar Restaurant in San Antonio, Texas.

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

Property and equipment

Property and equipment are stated at cost. Depreciation and amortization is computed from the date property is placed in service using the straight-line method over estimated useful lives as follows:

                                                                    Life
                                                       -------------------------

          Furniture and equipment                              5-15 years

          Leasehold improvements                    Remaining term of the lease

Depreciation expense was $11,150 and $19,096 for the years ended April 30, 2002 and 2001, respectively. Amortization expense was $37,269 for both years ended April 30, 2002 and 2001. Fully depreciated assets in the amount of $109,688 and $109,186 are included in property and equipment at April 30, 2002 and 2001, respectively.

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                                 April 30, 2002


Note 1 - Organization and summary of significant accounting policies (continued)
--------------------------------------------------------------------------------

Inventories

Inventories consist of goods and supplies held for sale in the ordinary course of business and are stated at the lower of cost, determined on the first-in first-out basis, or market. The components of inventories at April 30, 2002 and 2001, were as follows:

                                                       2002            2001
                                                    -----------    -----------

          Resstaurant food and beverage                  $17,535       $ 15,669
          Promotional merchandise for sale to
            restaurant customers                          8,020          9,387
                                                      ---------     ----------

                                                        $25,555       $ 25,056
                                                        =======       ========

Net (loss) per share

Basic earnings per common share is computed by dividing the net (loss), adjusted for preferred stock dividends, by the weighted average number of common shares outstanding during the period.

The weighted average number of common shares used to compute earnings per share is:

                         At April 30, 2002
                                 (Loss) Available To Common  Per
                                      Common Stockholders   Shares        Share

 Basic (loss) per
   Common Share                            $(211,062)       8,514,459  $ (.02)
                                           ==========       =========

                         At April 30, 2001
                                (Loss) Available To Common  Per
                                      Common Stockholders   Shares        Share

 Basic (loss) per
   Common Share                            $(740,635)       8,514,459  $ (.09)
                                           =========        =========

The effect of including the options in diluted (loss) per share would be antidilutive, and, therefore, are not included in the calculation of diluted
(loss) per share.

Cash and cash equivalents

The statements of cash flows are prepared on the basis of cash and equivalents. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less, unless restricted as to use, to be cash equivalents. At April 30, 2002 and 2001, respectively, and at various times throughout the year, the Company had amounts on deposit at financial institutions in excess of federally insured limits.

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                                 April 30, 2002


Note 1 - Organization and summary of significant accounting policies (continued)
--------------------------------------------------------------------------------

Investments

Investments consisted of equity holdings in companies which are not publicly traded. There was no readily determinable fair market value for the securities and, as such, they were stated at cost. To the extent that the cost of these investments is greater than expected future earnings from these investments, they are considered to be impaired and are written off.

Income taxes

To the extent that taxable income differs from financial reporting net income due to temporary differences, deferred taxes are recognized. The Company accounts for general business tax credits, if any, by the flow-through method.

Deferred revenue

Deferred revenue consists primarily of payments received in advance of revenue being earned under memorabilia sales agreements.

Financial statement estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses, approximate fair values because of the short maturities of these instruments.

Options for Common Stock

The Company uses the intrinsic value method to account for options granted to executive officers, directors and other key employees for the purchase of common stock. No compensation expense is recognized on the grant date, since at that date, the option price equals or is higher than the market price of the underlying common stock. The Company discloses the pro forma effect of accounting for stock options under the fair value method (note 7). The Company uses the fair value method to account for options granted to advisors for the purchase of common stock.

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                                 April 30, 2002


Note 2 - Income taxes

Income tax expense consists of the following for the years ended April 30, 2002 and 2001:

                                              2002                 2001
                                         -------------        -------------

 Current                             $               -    $               -
 Deferred                                      (52,140)            (179,690)
 Increase in valuation allowance                52,140              387,642
                                         -------------         ------------
          Total income tax expense   $               -          $   207,952
                                     =================          ===========

Temporary differences, which give rise to deferred tax assets are as follows:

                                             2002                 2001
                                        --------------       -------------

  Deferred tax assets
    Deferred rent concessions          $        4,387        $       6,043
    Net operating losses
     available for carryforward             1,623,515            1,575,201
    Depreciation                               44,013               38,531
                                        -------------         ------------
           Total deferred tax assets        1,671,915            1,619,775
    Valuation allowance                    (1,671,915)          (1,619,775)
                                          -----------          -----------
           Net deferred tax assets     $            -        $           -
                                       ==============        =============

A reconciliation of income taxes computed at Federal statutory rates to income taxes recorded by the Company is as follows:

                                                         Years Ended April 30
                                                   ---------------------------
                                                        2002           2001
                                                   -------------   ------------

    Federal income taxes at statutory rate          $    (44,606)   $  (159,437)
    State income taxes net of Federal income
      tax benefit                                         (5,195)       (18,569)
    Effect of non-deductible items                        (2,339)        (1,684)
    Change in valuation allowance                         52,140        387,642
                                                   -------------   ------------
             Total income tax expense                $         -    $   207,952
                                                    ============    ===========

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                                 April 30, 2002


Note 2 - Income taxes (continued)

At April 30, 2002, the Company has net operating loss carryforwards of approximately $4,277,000 for tax reporting purposes. The net operating loss carryforwards for income tax purposes expire approximately as follows:

                                            2005              $   137,000
                                            2006                    9,000
                                            2007                  561,000
                                            2008                1,004,000
                                            2009                1,915,000
                                            2011                   11,000
                                            2012                   28,000
                                            2019                   33,000
                                            2020                  106,000
                                            2021                  392,000
                                            2022                   81,000
                                                            -------------
                                                               $4,277,000

During the years ended April 30, 2002 and 2001, the Company did not utilize available net operating losses.

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

Rental expense charged to expense during the years ended April 30, 2002 and 2001 was $214,096 and $252,738, respectively. Included in this expense are contingent rentals of $11,949 and $14,701 in 2002 and 2001, respectively. Future minimum payments under the noncancellable restaurant lease as of April 30, 2002 are as follows:

                                            2003                   $140,158
                                            2004                     58,400
                                                                 ----------
                                            Total                  $198,558
                                                                   ========

Note 4 - Capital lease obligation

The Company is the lessee of equipment under a capital lease. The equipment cost of $32,286 is amortized over its useful life, and such amortization is included in the depreciation and amortization expense for 2002 and 2001, respectively. This lease expires in 2003 with payments due of $1,929.

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                                 April 30, 2002


Note 5 - Marriott license

The Company is an exclusive supplier of sports memorabilia and a consultant to all new Champions Sports Bars located in Marriott and Renaissance Hotels worldwide. Total annual license and memorabilia fees under this agreement were $89,523 and $187,770 for 2002 and 2001, respectively.

Note 6 - Preferred stock

The Series A preferred stock requires a dividend of 12 percent per annum, and the dividends are cumulative and are to be accrued on the Company's books if not paid. The dividend may be paid in common stock of the Company at the Company's discretion. The number of shares comprising the dividend paid in common stock shall be determined by dividing $1.20 by the closing bid price for the common stock on the payment date. The Series A preferred stock is preferred in liquidation or dissolution up to the amount of their par value ($10 per share). The Series A preferred stock is convertible into 4.71 shares of the Company's common stock. There were no conversions in 2002 and 2001.

For each of the eight fiscal years ended April 30, 2002, the Company's Board of Directors voted to defer payment of the annual dividend on the Series A preferred stock in the amount of $63,750 and $63,752, in 2002 and 2001, respectively. Preferred stock dividends in arrears at April 30, 2002 and 2001 aggregated $511,442 ($9.63 per share) and $447,692 ($8.42 per share), respectively.

Note 7 - Common stock options

Options to purchase a total of 450,000 shares at $1.00 per share were granted to two executive officers during fiscal 1994. The options expired, unexercised in September 2001. In fiscal 2001, the exercise price of 200,000 of these shares was reduced from $1.00 per share to $0.11 per share.

Options to purchase a total of 1,300,000 shares of common stock at an exercise price of $.05 per share were granted to two executive officers in July 1995. An officer exercised an option to purchase 1,200,000 of these shares in December 1995 for $60,000 cash. The remaining options of 100,000 shares of common stock expired, unexercised in July 2001.

Options to purchase a total of 725,000 and 2,255,000 shares of common stock in 2002 and 2001, respectively, at an exercise price of $0.11 and 460,000 shares of common stock in 2001 at an exercise price of $0.28 were granted to two executive officers, other key employees, directors and advisors of the Company. All options were issued at market price or higher on the date of the grant. These options expire if not exercised by August 2003 and September 2003. None of these options have been exercised as of April 30, 2002.

During fiscal 1993, the Company adopted a compensatory stock option plan for key employees or consultants of the Company and its subsidiaries. The total number of shares of the Company's common stock which may be issued under the plan is 840,000. The plan expires on August 2, 2002. No options have been granted under the plan as of April 30, 2002.

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                                 April 30, 2002


Note 7 - Common stock options (continued)

Stock option activity is summarized as follows:

                                                               Weighted Average
                                          Number of Shares      Exercise Price

  Outstanding, April 30, 2000                  550,000             $ 0.83
       Granted                               2,715,000               0.14
       Expired                                       -                  -
       Exercised                                     -                  -
                                      ----------------          ---------
  Outstanding, April 30, 2001                3,265,000               0.20
       Granted                                 725,000               0.11
       Expired                                (550,000)              0.11
       Exercised                                     -                  -
                                      ----------------          ---------
  Outstanding, April 30, 2002                3,440,000             $ 0.13
                                             =========             ======

The following table summarizes information about stock options outstanding and exercisable at April 30, 2002.


                                            Outstanding                                       Exercisable
                      --------------------------------------------------------   ------------------------------
                                                        Weighted                                    Weighted
     Option              Number         Weighted        Average                     Number          Average
      Price                  of          Average        Exercise                       of           Exercise
      Range              Shares              Life          Price                    Shares              Price
----------------      -----------       -------------   ------------             -----------        -----------

$0.11- $0.28          3,440,000         1.3 years          $0.13                 3,440,000             $0.13

The following table summarizes information about stock options outstanding and exercisable at April 30, 2001.

                                            Outstanding                                       Exercisable
                      --------------------------------------------------------   ------------------------------

                                                        Weighted                                    Weighted
     Option              Number         Weighted        Average                     Number          Average
      Price                  of          Average        Exercise                       of           Exercise
      Range              Shares              Life          Price                    Shares              Price
----------------      -----------       -------------   ------------             -----------        -----------

$0.05 - $1.00         3,265,000         2.0 years          $0.20                 3,265,000             $0.20


                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                                 April 30, 2002


Note 7 - Common stock options (continued)

The Company's net (loss) and net (loss) per common share would have been increased to the pro forma amounts indicated below if compensation cost for the Company's stock option plans had been determined based on the fair value at the grant date for awards in accordance with the provisions of Statement of Financial Accounting Standards No. 123 Accounting for Stock Based Compensation.

                                                  2002             2001
                                             --------------    -------------

              Net (loss):
                  As reported                     $(147,312)       $(676,883)
                  Pro forma                       $(232,121)       $(899,826)
              Basic (loss) per share:
                  As reported                    $(.02)            $(.09)
                  Pro forma                      $(.03)            $(.11)
              Diluted (loss) per share:
                  As reported                    $(.02)            $(.09)
                  Pro forma                      $(.03)            $(.11)


The effect of including the options in diluted (loss) per share would be antidilutive, and, therefore, are not included in the calculation of diluted
(loss) per share.

The fair value of the options granted during 2002 and 2001 is estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used are as follows:

                                                2002             2001
                                           --------------    -------------

              Expected term                       2 years          3 years
              Expected stock volatility              172%             172%
              Risk-free interest rate                2.5%            3.75%
              Dividend                              $0.00           $0.00

The fair value of the stock options granted to advisors of the Company is immaterial, and has not been included in the financial statements.

Note 8 - Impairment of investments

During 2001, the Company established a wholly owned subsidiary, Champions Tech Ventures, Inc. The Company incurred $242,101 of costs relating to this subsidiary, which represented the cost to the Company of this investment. Prior to the end of 2001, the Company reduced its holding in Champions Tech Ventures, Inc., and in 2001 completely divested itself of ownership in Champions Tech Ventures, Inc. The investment is considered, by management, to be fully impaired.

During both 2002 and 2001, $50,000 was written off, representing the Company's full interest in two unrelated companies.

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                                 April 30, 2002


Note 9 - Stock agreement

In January 2002, the Company entered into a subscription agreement to sell 4,000,000 shares of common stock to an unrelated party at $0.125 per share for a total of $500,000.

The purchaser paid $20,000 at the closing of the agreement and provided a promissory note for $480,000. The note is non-interest bearing and requires twenty-four monthly payments of $20,000 each. The note is secured by the stock issued and the transfer of such stock is restricted until the note is paid off. Certain other restrictions regarding the transfer of the stock also exist.

The purchaser has paid a total of $55,000 at April 30, 2002, and has defaulted under the payment terms of the note. The stock has not been issued, and management believes the agreement may be cancelled and have not recorded the note or stock issuance in the financial statements.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                              CHAMPIONS SPORTS, INC




                          By: /s/ James E. McCollam
                              James E. McCollam
                              Chief Accounting Officer and Controller
                        Date: July 30, 2002



     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                          By: /s/ James M. Martell
                              James M. Martell
                              Chairman and President
                        Date: July 29, 2002


                          By: /s/ Michael M. Tomic
                              Michael M. Tomic
                              Director
                              Date: July 29, 2002


                          By: /s/ Durwood C. Settles
                              Durwood C. Settles
                              Director
                        Date: July 29, 2002