Form 10QSB
period 2002-07-31
CHAMPIONS SPORTS INC
filed 2002-09-12
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


Mark One
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    [X] THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended         July 31, 2002

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

                Suite 214, 2420 Wilson Blvd., Arlington VA 22201
                    (Address of principal executive offices)
                                   (Zip code)

                                 (703) 526-0400
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     As of September 12, 2002 the Registrant had a total of 8,514,459 shares of common stock outstanding.

                             CHAMPIONS SPORTS, Inc.
                                   FORM 10-QSB

                                      INDEX

                                                                  Page

Part I.  Financial Information

      Item 1.  Financial Statements

      Consolidated Balance Sheets as of
        July 31, 2002(unaudited) and
        April 30, 2002                                               3

      Consolidated Statements of Operations:
        Three months ended
        July 31, 2002, and  July 31, 2001,
                (unaudited)                                          4

      Consolidated Statements of Cash Flows:
        Three months ended July 31, 2002, and
        July 31,2001 (unaudited)                                     5

      Notes to Consolidated Financial Statements                     6

      Item 2.  Management's Discussions and
                        Analysis of Financial Condition
                        and Results of Operations                    7

Part II. Other Information and Signatures

      Item 4.  Submission of Matters to a Vote
                        of Security Holders                          9

      Item 6.  Exhibits and Reports on Form 8-K                      9

      Signatures                                                    10

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                     Assets


                                                   July 31, 2002  April 30, 2002
                                                   -------------  --------------

Current assets
   Cash and cash equivalents                      $    400,266       $   449,282
   Accounts receivable - trade                               -                54
   Inventories                                          28,855            25,555
   Prepaid expenses                                     12,738            14,035
                                                        ------            ------
Total current assets                                   441,859           488,926

Property and equipment
   Furniture and equipment                             582,669           577,371
   Leasehold improvements                              584,772           584,772
                                                       -------           -------

                                                     1,167,441         1,162,143
Accumulated depreciation
   and amortization                                  (888,537)         (876,432)
                                                     --------          --------
                                                       278,904           285,711
Other assets
   Deposits                                             11,052            11,052
                                                        ------            ------

Total assets                                       $   731,815       $   785,689
                                                   ===========       ===========


                      Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable                               $   136,540       $    88,104
   Dividend payable on preferred stock                511,442           511,442
   Other accrued expenses                              59,351            52,790
   Deferred revenue                                    89,531           124,871
   Current portion of deferred lease concession         4,363             4,363
   Current portion of capital lease obligation              -             1,929

   Total current liabilities                          801,227           783,499
                                                    ---------------------------

Capital lease obligation,
    net of current portion                                  -                 -

Deferred lease concession,
    net of current portion                              6,105             7,195
                                                        -----             -----

   Total liabilities                                  807,332             7,195
                                                      -------             -----



Stockholders' equity
   Preferred stock
     Series A, 12% Convertible Cumulative;
     $10 par value; preferred as to
     dividends and liquidation;
     56,075 shares authorized and 53,125 shares
     issued and outstanding for July 31
     and April 30, 2002                               531,252            531,252
   Common stock, par value $.001 per share,
     50,000,000 shares authorized and
     8,514,459 shares issued and outstanding
     for July 31 and April 30, 2002                     8,514              8,514
   Additional paid-in capital                       5,397,598          5,392,599
   Accumulated deficit                             6,012,881)        (5,937,370)
                                                   ---------         ----------

   Total stockholders' equity                        (75,517)            (5,005)
                                                     -------             ------

Total liabilities and stockholders' equity        $   731,815        $   876,235
                                                  ===========        ===========


See notes to consolidated financial statements

                       CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                        Consolidated Statements of Operations

                                                      July 31,
                                                2002              2001
                                                ----              ----


Revenue
  Food and beverage                             $507,115         $530,409
  Merchandise, memorabilia,
   andd consulting fees                            8,133           18,108
  Interest income                                  1,180            3,429
  Other income                                     1,654            2,994
                                                   -----            -----
                                                 518,082          554,940


Costs and expenses
  Cost of food and beverage sales                120,513          137,926
  Cost of merchandise and memorabilia             21,897           34,793
  Restaurant payroll and related costs           181,347          185,819
  Restaurant occupancy costs                      72,402           64,464
  Other restaurant costs                          87,066           86,797
  General and administrative                      98,183           66,335
  Depreciation and amortization                   12,105           12,105
  Interest                                            50              578
                                                      --              ---
                                                 593,563          588,817


Operating income (loss)
  before income tax expense                      (75,481)         (33,877)

Income tax expense                                      -                -


Net loss                                         (75,481)         (33,877)

Less preferred stock dividends                   (15,938)         (15,938)
                                                 -------          -------


Net income (loss) available to common
  stockholders                                  $(91,419)        $(49,815)
                                                ========         ========


Basic earnings (loss) per share                   $(0.01)          $(0.01)
                                                  ------           ------


Earnings (loss) per common share - assuming
  dilution                                        $(0.01)          $(0.01)
                                                  ------           ------

See notes to consolidated financial statements

                     Increase (Decrease) in Cash and Cash Equivalents
                            For the three months ended July 31

                                                      2002            2001
                                                      ----            ----
Cash flow from operating activities:
  Net loss                                           $(75,481)       $(33,877)
  Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
   Depreciation and amortization                        12,104          12,104
   Changes in assets and liabilities:
     Accounts receivable                                    54           1,326
     Inventories                                       (3,300)           9,879
     Prepaid expenses                                    1,297         (5,005)
     Accounts payable                                   48,436         (4,480)
     Other accrued expenses                              6,531           8,820
     Deferred revenues                                (35,340)               -
     Deferred lease concessions                        (1,090)           (363)
                                                       ------            ----

Net cash provided (used) by
  operating activities                                (46,789)        (11,596)


Cash flows from investing activities:
    Stock subscriptions                                  5,000               -
    Purchases of property and equipment                (5,298)               -
                                                       ------           ------

Net cash (used) by investing activities                  (298)               -

Cash flows from financing activities:
   Principal payments on capital lease                 (1,929)         (2,384)
                                                       ------          ------


Net increase (decrease) in cash and
  cash equivalents                                    (49,016)        (13,980)

Cash and cash equivalents at beginning of year         449,282         451,650
                                                       -------         -------

Cash and cash equivalents at July 31                  $400,266        $437,670
                                                      ========        ========


Supplemental disclosures of cash flow information:
   Cash paid during the year for interest                 $50            $578


See notes to consolidated financial statements

                             CHAMPIONS SPORTS, INC.

                   Notes to Consolidated Financial Statements

                                  July 31, 2002

Summarized Financial Information

Company or group of companies for which report is filed:

CHAMPIONS Sports, Inc. and Subsidiaries

     The consolidated balance sheet as of July 31, 2002, the consolidated statements of operations and the consolidated statements of cash flows for the three months ended July 31, 2002 and July 31, 2001 have been prepared by the company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at July 31, 2002 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 10-KSB as of April 30, 2002. The results of operations for the period ended July 31, 2002 are not necessarily indicative of the operating results for the full year.

     Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Results of Operation
     For the three months ended July 31, 2002, the Company's net loss was $75,481, and the net loss available for common shareholders was $91,419, ($0.01) per common share. The Company's total assets decreased by $53,874 to $731,815 from $785,689 at April 30, 2002.

     For the three months ended July 31, 2001, the Company's net loss was $33,877 and the net loss available for common shareholders was $49,815, ($0.01) per common share. The Company's total assets decreased by $32,285 to $843,950 at July 31, 2001 from $876,235 at April 30, 2001

Revenues

     The Company's total revenues were $518,082 for the three months ended July 31, 2002 versus $554,940 for the three-month period ended July 31, 2001, a decrease of $36,858 or 6.6%. By component, food and beverage sales decreased 4.4% from the previous year. This decline in food and beverage sales is attributed to a decrease in customer volume due to the slowing economic climate. Merchandise, memorabilia and consulting revenues were $8,133 for the three months ended July 31, 2002 compared to $18,108 for the three months ended July 31, 2001. Interest income was less than 1.0% of the Company's total revenue for both comparable periods. Other income also represented less than 1.0% of total revenues for the three months ended July 31, 2002 and 2001.

Expenses

     Cost of food and beverage was 23.8% and 26.0 % of related sales for the three months ended July 31, 2002 and 2001. Cost of merchandise and memorabilia sales for the three months ended July 31, 2001 was $21,897 compared to $34,793 in the preceding year. Restaurant payroll and related costs were 35.8% of related food and beverage sales for the three months ended July 31, 2002 and 35.0% for the three months ended July 31, 2001. The increase in restaurant payroll is attributed to the necessity to increase hourly wages to retain experienced workers. Restaurant occupancy costs were $72,402 or 14.3% of food and beverage sales compared to $64,464 or 12.2% of related sales during the three months ended July 31, 2002. This increase in occupancy costs is attributed to the percentage paid to the landlord in common area charges and base rent. Other restaurant costs were 17.2% of related food and beverage sales for the three months ended July 31, 2002 compared to 16.4% of related sales during the three months ended July 31, 2001. General and administrative expense for the Company's corporate office was 19.0% of the Company's total revenues for the three months ended July 31, 2002 compared to 16.4 % of total revenues for the three months ended July 31,2002. Depreciation and amortization expense were constant at approximately 2% of the Company's total revenues during each comparable period.


Liquidity and Capital Resources

     The Company's cash position as of July 31, 2002 was 400,266 compared to $449,282 on April 30, 2002, a decrease of $49,016. For the three month period, the Company's operations used $46,789 in cash in excess of revenues. The Company received $5,000 from a common share subscription. The Company purchased equipment for its restaurant in San Antonio totaling $5,298 and finished paying for a capital lease of $1,929. The Company met its liquidity needs during the period from its revenues, cash reserves and cash flow provided from its San Antonio location.

     The Company's cash position on July 31, 2001 was $437,670 compared to $451,650 on April 30, 2001 a decrease of $13,980. For the three months ended July 31, 2001, the Company's operations used $11,596 in cash. The Company used its cash to repay a capital lease for $2,384. The Company met its liquidity needs during the period from its revenues, cash reserves and cash flow provided from its San Antonio location. The Company is uncertain that it will be able to meet its cash requirements for the next twelve months from its cash reserves and from its operating activities.

     The Company's working capital was a negative $359,368 on July 31 2002 and $294,573 on April 30, 2002.

     Stockholder's equity was a negative $75,517, as of July 31, 2002 compared to a negative $60,005 as of April 30, 2002.

     The Company continues to review and evaluate its operations and priorities. The Company is actively pursuing merger or acquisition candidates to meet its liquidity needs. There is no assurance that the Company will be able to structure a merger or acquisition on terms satisfactory to the Company.


Other

     In January 2002, the Company entered into an agreement with a private investor, to purchase from the Company 4,000,000 shares of the Company's common restricted stock at a purchase price of $0.125 per share in the aggregate amount of $500,000 payable in monthly installments to be used by the Company to provide general working capital. The purchaser has paid a total of $60,000 at July 31,2002 and has not met the payment terms of the agreement. The Company believes that the agreement may not be fulfilled.







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


September 12 2002