Form 10QSB
period 2002-10-31
CHAMPIONS SPORTS INC
filed 2002-12-06
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


Mark One
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           [X]    THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 31, 2002

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           [  ]   THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    ------------

         Commission file number: 0-17263
                                 --------


                             CHAMPIONS SPORTS, INC.
                             ----------------------
             (Exact name of registrant as specified in its charter)


                              Delaware 52-1401755
                (State or other jurisdiction of (I.R.S. Employer
                        organization) Identification No.)

              2420 Wilson Boulevard, Suite 214, Arlington, VA 22201
                    (Address of principal executive offices)
                                   (Zip code)

                                 (703) 526-0400
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     As of December 6, 2002 the Registrant had a total of 8,514,459 shares of common stock outstanding.

                            CHAMPIONS SPORTS, Inc.

                                   FORM 10-QSB

                                      INDEX

                                                                        Page

Part I.  Financial Information

                  Item 1.  Financial Statements

                  Consolidated Balance Sheets as of
                    October 31, 2002 (unaudited) and
                   April 30, 2002                                         3

                  Consolidated Statements of Operations:
                    Three months and six months ended
                    October 31, 2002, and October 31, 2001,
                          (unaudited)                                     4

                  Consolidated Statements of Cash Flows:
                    Six months ended October 31, 2002, and
                    October 31, 2001 (unaudited)                          5

                  Notes to Consolidated Financial Statements              6

                  Item 2.  Management's Discussions and
                           Analysis of Financial Condition
                           and Results of Operations                      7

Part II. Other Information and Signatures

                  Item 4.  Submission of Matters to a Vote
                            of Security Holders                           9

                  Item 6.  Exhibits and Reports on Form 8-K               9

                  Signatures                                              10

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                            Consolidated Balance Sheets

                                      Assets



                                           October 31, 2002   April 30, 2002
                                           ----------------   --------------

Current assets
   Cash and cash equivalents                 $295,580          $449,282
    Accounts receivable - trade                 5,246                54
   Inventories                                 24,707            25,555
   Prepaid expenses                            16,801            14,035
                                               ------            ------

Total current assets                          342,334           488,926

Property and equipment
    Furniture and equipment                   586,724           577,371
   Leasehold improvements                     584,772           584,772
                                              -------           -------
                                            1,171,496         1,162,143
Accumulated depreciation and amortization    (900,641)         (876,432)
                                             --------          --------
                                              270,855           285,711
                                              -------           -------
Other assets
   Deposits                                    11,052            11,052
                                               ------            ------

 Total assets                                 $624,241          $785,689
                                              ========          ========


                       Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable                           88,610            88,104
   Dividend payable on preferred stock       511,442           511,442
   Other accrued expenses                     53,435            52,790
   Deferred revenue                                -           124,871
    Current portion of deferred lease
concession                                     4,363             4,363
    Current portion of capital lease
obligation                                         -             1,929
                                               -----             -----

    Total current liabilities                657,850           783,499
                                             -------           -------


Deferred lease concession, net of current
portion                                        5,015             7,195
                                               -----             -----

    Total liabilities                        662,865             7,195



 Stockholders' equity
   Preferred stock
     Series A, 12% Convertible Cumulative;
    $10 par value; preferred as to dividends
    and liquidation; 56,075 shares
    authorized and 53,125 shares issued and
    outstanding for October 31
    and April30, 2002                         531,252           531,252
  Common stock, par value $.001 per share,
    50,000,000 shares authorized and
    8,514,459 shares issued and outstanding
    for October 31 and April 30, 2002           8,514             8,514
    Additional paid-in capital              5,397,598         5,392,599
    Accumulated deficit                    (5,975,988)       (5,937,370)
                                           ----------         ----------

    Total stockholders' equity                (38,624)          (5,005)

 Total liabilities and stockholders' equity  $624,241          $876,235
                                             ========          ========



 See notes to consolidated financial statements


                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                    Unaudited


                                                          Three months                    Six months
                                                        ended October 31,              ended October 31,
                                                      2002           2001            2002           2001
                                                               Unaudited                      Unaudited

 Revenue
   Food and beverage                               $453,810       $423,208        $960,925       $953,617
   Merchandise, memorabilia,
         and consulting fees                         96,543         97,539         104,676        115,647
   Interest income                                      858          2,451           2,038          5,880
   Other income                                       2,249          4,888           3,903          7,882
                                                      -----          -----           -----          -----
                                                    553,460        528,086       1,071,542      1,083,026

 Costs and expenses
   Cost of food and beverage sales                 $107,817       $109,523        $228,330       $247,449
   Cost of merchandise and memorabilia                6,728         29,157          28,625         63,950
   Restaurant payroll and related costs             164,858        151,593         346,205        337,412
   Restaurant occupancy costs                        61,981         58,674         134,383        123,138
   Other restaurant costs                            92,228         85,254         179,294        172,051
   General and administrative                        70,850         78,365         169,033        144,700
   Depreciation and amortization                     12,104         12,104          24,209         24,209
   Interest                                               -            457              50          1,035
                                                      -----            ---              --          -----
                                                    516,566        525,127       1,110,129      1,113,944
                                                    -------        -------       ---------      ---------


 Operating income (loss) before income tax expense   36,894         2,959          (38,587)       (30,918)

 Income tax expense                                       -             -                -              -
                                                     ------         -----           -------        -------
     Net income  (loss)                             $36,894        $2,959         $(38,587)      $(30,918)
                                                     ======         =====           =======        =======


 Less: preferred stock dividends                    (15,938)       (15,938)        (31,876)       (31,876)
                                                    -------        -------         -------        -------

     Net income (loss) available to common
       stockholders                                  20,956        (12,979)        (70,463)       (62,794)
                                                     ======        =======         =======        =======

 Basic earnings (loss) per share                      $0.00          $0.00          $(0.01)       $(0.01)


 Earnings (loss) per common share - assuming
   dilution                                           $0.00         $(0.00)         $(0.01)        $(0.01)
                                                       ====          =====           =====          =====


 See notes to consolidated financial statements

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents

                                                              October 31,
                                                         2002           2001
 Cash flows from operating activities:
   Net profit (loss)                                  $(38,587)      $(30,918)
   Adjustments to reconcile net income
    to net cash provided (used) by operating
    activities:
    Depreciation and amortization                       24,209         24,210
    Changes in assets and liabilities:
      Accounts receivable                               (5,192)         1,026
      Inventories                                          848          5,504
      Prepaid expenses                                  (2,766)         2,872
      Accounts payable                                     506         24,442)
      Other accrued expenses                               645           (977)
      Deferred revenues                               (124,871)       (64,625)
      Deferred lease concessions                        (2,180)          (363)
                                                        ------           ----

 Net cash provided (used) by
   operating activities                               (147,388)       (87,713)

 Cash flows from investing activities:
     Stock subscriptions                                  5,000             -
     Purchases of property and equipment                 (9,385)         (576)
                                                         ------          ----

 Net cash (used) by investing activities                 (4,385)         (576)

 Cash flows from financing activities:
    Principal payments on capital lease                 (1,929)        (4,890)
                                                        ------         ------


 Net increase (decrease) in cash and
   cash equivalents                                   (153,702)        (93,179)

 Cash and cash equivalents at beginning of year         449,282        451,650
                                                        -------        -------

 Cash and cash equivalents at October 31               $295,580       $358,471
                                                       ========       ========


 Supplemental disclosures of cash flow information:

    Cash paid during the year for interest                  50           1,035
                                                            --           -----

See notes to consolidated financial statements

                             CHAMPIONS SPORTS, INC.

                   Notes to Consolidated Financial Statements

                                October 31, 2002

Summarized Financial Information

Company or group of companies for which report is filed:

CHAMPIONS Sports, Inc. and Subsidiaries

     The consolidated balance sheet as of October 31, 2002, the consolidated statements of operations for the three months and six months ended October 31, 2002 and October 31, 2001 and the consolidated statements of cash flows for the six months ended October 31, 2002 and October 31, 2001 have been prepared by the company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at October 31, 2002 and for all periods presented, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 10-KSB as of April 30, 2002. The results of operations for the period ended October 31, 2002 are not necessarily indicative of the operating results for the full year.

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

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations


Results of Operation
     For the six months ended October 31, 2002, the Company's net loss from operations was $38,587 before preferred stock dividends of $31,876 resulting in a net loss available to common shareholders of $70,463, ($0.01) per common share. For the three months ended October 31, 2002, the Company's net profit for operations was $36,894 before preferred stock dividends of $15,938 resulting in a net income available for common shareholders of $20,956.

     For the six months ended October 31, 2001, the Company's net loss from operations was $30,918 before preferred stock dividends of $31,876 resulting in a net loss available to common shareholders of $62,794, ($0.01) per common share.
     The  Company's  assets  decreased  to  $624,241  at October  31,  2002 from
$785,689 at April 30, 2002, as a result of the net loss for the six-month period.

Revenues
     The Company's total revenues decreased by 1.1% for the six month period and increased 4.8% for the three month period ended October 31, 2002. The Company's total revenues were $1,071,542 and $1,083,026 for the six months ended October 31, 2002 and 2001. By component, food and beverage sales increased less than 1% for the comparable six-month periods. For the three-month period, food and beverage sales increased 7.2% for the comparable period. Merchandise and memorabilia sales for the six months ended October 31, 2002 were $104,676 compared to $115,647 in the comparable period. The Company provided sports memorabilia to one Marriott Champions location during each of the six months ended October 31, 2002 and 2001. Interest income and other income represent 2% or less of the Company's total revenues for the three months and six months ended October 31, 2002 and 2001.

Expenses
     Cost of food and beverage were 23.8% and 25.9% of food and beverage sales of for the six months ended October 31, 2002 and 2001. Cost of merchandise and memorabilia sales was 27.3% and 55.3% of related sales for the six months ended October 31, 2002 and 2001. Restaurant payroll and related costs also remained relatively constant at 36.0% and 35.4% of related sales for the six months ended October 31, 2002 and 2001. Restaurant occupancy costs increased to 14.0% of restaurant sales compared to 12.9% of related sales for the six-month comparable periods. This is attributed to an increase in common area charges and real estate taxes passed on by the landlord. Other restaurant costs were 18.7% of sales compared to 18.0% for the comparable period. General and administrative expense for the Company's corporate office was $169,033 or 15.7% of the Company's total revenues for the six months ended October 31, 2002 compared to $144,700 or 13.4% for the six months ended October 31, 2001. Depreciation and amortization expense represented 2.2% of the Company's total revenues during each six-month period.



Liquidity and Capital Resources

     The Company's cash position on October 31, 2002 was $295,580 compared to $449,282 on April 30, 2002, a decrease of $153,702. For the six months ended October 31, 2002 the Company's operating activities used $147,388 in cash. The Company used its cash to repay equipment leases for $1,929. The Company purchased equipment for its San Antonio Champions restaurant amounting to $9,385.

     For the six months ended October 31, 2001, the Company's operating activities used $87,713 in cash. The Company purchased a nominal amount of equipment. The Company repaid $4,890 in capital leases.

     During the six months ended October 31, 2002 and 2001, the Company met its cash needs from its revenues and cash reserves and from cash flow from its San Antonio operation.

     On October 31, 2002 the Company's working capital was a negative $315,516 versus a negative $294,573 on April 30, 2002. The Company is uncertain that it will be able to meet its cash requirements for the next twelve months from its cash reserves and from its operating activities.

     Stockholder's equity decreased to $(38,624) as of October 31, 2002 compared to $(5,005) as of April 30, 2002, as a result of the net loss for the six-month period.

     The Company continues to review and evaluate its operations and priorities. The Company is actively pursuing merger or acquisition candidates and other financing possibilities to meet its liquidity needs. There is no assurance that the Company will be able to structure a merger or acquisition, or raise additional financing on terms satisfactory to the Company.

Subsequent Events


     In November, 2002, the Board of Directors, in order to preserve the Company's cash reserves, voted to defer payment of $63,750, the annual dividend on the Series A, 12% convertible, cumulative Preferred Stock, par value $10, of which there were 53,125 shares outstanding as of October 31, 2002. The Board of Directors also voted to defer the annual meeting of security holders in order to preserve the Company's cash reserves.





Other

     In January 2002, the Company entered into an agreement with a private investor, to purchase from the Company 4,000,000 shares of the Company's common restricted stock at a purchase price of $0.125 per share in the aggregate amount of $500,000 payable in monthly installments to be used by the Company to provide general working capital. The purchaser has paid a total of $60,000 as of October 31,2002 and has not met the payment terms of the agreement. The Company believes that the agreement may not be fulfilled.


Part II.   Other Information

Item 4.  Submission of Matters to A Vote of Security Holders

     There were no matters submitted to a vote of Security Holders during the three month period ended October 31, 2002.

Item 6.  Exhibits and Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CHAMPIONS Sports, Inc.




                               __/s/ James M. Martell____
                                ---------------------
                                 James M. Martell
                                 President



                               __/s/ James E. McCollam__
                                 ---------------------
                                 James E. McCollam
                                 Controller and Chief Accounting
                                 Officer


December 6, 2002