Form 10QSB
period 2003-01-31
CHAMPIONS SPORTS INC
filed 2003-03-14
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark One
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           [X ]   THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended January 31, 2003
            --------------------------------------------------------

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     As of March 14, 2003 the Registrant had a total of 8,514,459 shares of common stock outstanding.




                             CHAMPIONS SPORTS, Inc.

                                   FORM 10-QSB

                                      INDEX

                                                                          Page

Part I.           Financial Information

                  Item 1. Financial Statements

                  Consolidated Balance Sheets as of
                    January 31, 2003 (unaudited) and
                    April 30, 2002                                         3

                  Consolidated Statements of Operations:
                    Three months and nine months ended
                    January 31, 2003, and  January 31, 2002,
                          (unaudited)                                      4

                  Consolidated Statements of Cash Flows:
                    Nine months ended January 31, 2003, and
                    January 31,2002 (unaudited)                            5

                  Notes to Consolidated Financial Statements               6

                  Item 2. Management's Discussions and
                           Analysis of Financial Condition
                           and Results of Operations                       7

Part II.          Other Information and Signatures

                  Item 4. Submission of Matters to a Vote
                           of Security Holders                             9

                  Item 6. Exhibits and Reports on Form 8-K                 9

                  Signatures                                               10

                           CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                                  Consolidated Balance Sheets
                                            Assets


                                                              January 31, 2003 April 30, 2002
                                                              ---------------------------------
Current assets
   Cash and cash equivalents                                   196,296         449,282
    Accounts receivable - trade                                     25              54
   Inventories                                                  24,137          25,555
   Prepaid expenses                                             16,123          14,035
                                                                ------          ------
Total current assets                                           236,581         488,926

Property and equipment
    Furniture and equipment                                    588,272         577,371
   Leasehold improvements                                      584,772         584,772
                                                               -------         -------
                                                             1,173,044       1,162,143
Accumulated depreciation and amortization                     (912,746)       (876,432)
                                                              --------        --------
                                                               260,298         285,711
Deposits                                                        11,052          11,052

 Total assets                                                  507,931         785,689
                                                               =======         =======


                             Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable                                            34,971          88,104
   Dividend payable on preferred stock                        575,193         511,442
   Other accrued expenses                                      34,481          52,790
   Deferred revenue                                                 -         124,871
    Current portion of deferred lease concession                4,363           4,363
    Current portion of capital lease obligation                     -           1,929
                                                                 ----           -----
     Total current liabilities                                649,008         783,499


Capital lease obligation, net of current portion                    -               -
Deferred lease concession, net of current portion               3,925           7,195
                                                                -----           -----
     Total liabilities                                        652,933         790,694


 Stockholders' equity
   Preferred stock
     Series A, 12% Convertible Cumulative;
         $10 par value; preferred as to
         dividends and liquidation; 56,075 shares
         authorized and 53,125 shares issued and
         outstanding for January 31, 2003
         and April 30, 2002                                   531,252         531,252

  Common stock, par value $.001 per share,
         50,000,000 shares authorized and
         8,514,459 shares issued and
         outstanding for January 31, 2003
         and April 30, 2002                                     8,514           8,514
    Additional paid-in capital                              5,397,598       5,392,599
    Accumulated deficit                                    (6,082,366)     (5,937,370)
                                                            ----------      ----------
    Total stockholders' equity                               (145,002)        (5,005)
    Total liabilities and stockholders' equity                507,931        876,235
                                                              =======        =======


 See notes to consolidated financial statements





                                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                                      Consolidated Statements of Operations
                                                    Unaudited


                                                         Three months                    Nine months
                                                          January 31                  ended January 31,
                                                     2003           2002            2003           2002
                                                          Unaudited                      Unaudited
                                                  -------------------------------------------------------

 Revenue
   Food and beverage                              443,847        506,775         1,404,772      1,460,392
   Merchandise, memorabilia, and consulting fees    6,713          9,040           111,389        124,687
   Interest income                                    571          1,035             2,609          6,915
   Other income                                     2,052          2,094             5,955          9,976
                                                    -----          -----             -----          -----
                                                  453,183        518,944         1,524,725      1,601,970

 Costs and expenses
   Cost of food and beverage sales                108,810        129,464           337,140        376,913
   Cost of merchandise and memorabilia              6,365          6,517            34,990         70,467
   Restaurant payroll and related costs           172,974        172,720           519,179        510,132
   Restaurant occupancy costs                      47,657         62,690           182,040        185,828
   Other restaurant costs                          86,635         85,744           265,929        257,795
   General and administrative                      61,765         86,469           230,798        231,169
   Depreciation and amortization                   12,105         12,105            36,314         36,314
   Interest                                            -             313                50          1,348
                                                      ---            ---                --          -----
                                                  496,311        556,022         1,606,440      1,669,966
                                                  -------        -------         ---------      ---------

 Operating income (loss) before
         income tax expense                       (43,128)       (37,078)         (81,715)       (67,996)

 Income tax expense                                     -              -               -              -

     Net income  (loss)                           (43,128)       (37,078)        (81,715)       (67,996)

 Less: preferred stock dividends                  (15,938)       (15,938)        (47,814)       (47,814)

     Net income (loss) available to
        common stockholders                       (59,066)       (53,016)       (129,529)      (115,810)
                                                    ==============================================================

 Basic earnings (loss) per share                    (0.01)         (0.00)          (0.02)         (0.01)
                                                    ==============================================================

 Earnings (loss) per common share - assuming
full dulution                                       (0.01)         (0.01)          (0.02)         (0.01)
                                                    ==============================================================

 See notes to consolidated financial statements



                       CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                         Consolidated Statements of Cash Flows
                   Increase (Decrease) in Cash and Cash Equivalents
                                   UNAUDITED

                                                                 Januay 31
                                                            2003           2002
 Cash flows from operating activities:
   Net profit (loss)                                     (81,715)       (67,996)
   Adjustments to reconcile net income to
   net cash provided (used) by operating
   activities:
    Depreciation and amortization
                                                         36,314         36,314
    Changes in assets and liabilities:
      Accounts receivable                                 29             1,026
      Inventories                                         1,418          2,051
      Prepaid expenses                                   (2,088)        2,647
      Accounts payable                                  (52,664)       (65,880)
      Other accrued expenses                            (18,309)       (14,249)
      Deferred revenues                                (124,871)      (64,625)
      Deferred lease concessions                        (3,270)        (3,270)
                                                        ------         ------

 Net cash provided (used) by
   operating activities                                (245,156)      (173,982)

 Cash flows from investing activities:
     Stock subscriptions                                 5,000          20,000
     Purchases of property and equipment                (10,901)        (7,280)
                                                         -------        ------

 Net cash (used) by investing activities                 (5,901)        12,720

 Cash flows from financing activities:
    Principal payments on capital lease                  (1,929)        (7,540)
                                                         ------         ------


 Net increase (decrease) in cash and
   cash equivalents                                    (252,986)      (168,802)

 Cash and cash equivalents at beginning of year         449,282        451,650
                                                        -------        -------

 Cash and cash equivalents at January 31                196,296        282,849
                                                        =======        =======


 Supplemental disclosures of cash flow information:
        Cash paid during the year for interest               50          1,035


 See notes to consolidated financial statements

                             CHAMPIONS SPORTS, INC.

                   Notes to Consolidated Financial Statements

                                January 31, 2003


Summarized Financial Information

Company or group of companies for which report is filed:

CHAMPIONS Sports, Inc. and Subsidiaries

     The consolidated balance sheet as of January 31, 2003, the consolidated statements of operations and the consolidated statements of cash flows for the three months and nine months ended January 31, 2003 and January 31, 2002 have been prepared by the company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at January 31, 2002 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 10-KSB as of April 30, 2002. The results of operations for the period ended January 31, 2003 are not necessarily indicative of the operating results for the full year.

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

     Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Results of Operation

     For the nine month period ended January 31, 2003, the Company's net loss was $81,715 or ($0.02) per common share as compared to a net loss of $67,996 or ($0.01) per common share for the nine month period ended January 31, 2002. For the nine months ended January 31, 2003 and January 31, 2002, the net loss was from the Company's ongoing operations.

     Dividends accrued for the Company's Preferred Stock (net of conversions) totaled $47,814. The Company's assets decreased to $507,931 at January 31, 2003 from $785,689 at April 30, 2002. For the three months ended January 31, 2003 the Company's net loss from its ongoing operations was $43,128 compared to a net operating loss of $37,078 during the three months ended January 31, 2002.

Revenues

     The Company's total revenues decreased 4.8% to $1,524,725 for the nine months ended January 31, 2003 versus $1,601,970 for the nine month period ended January 31, 2002. By component, food and beverage sales decreased 3.8% from the previous year for the nine months and 12.4% for the three months period from the previous year. The decrease in food and beverage sales is attributed to a decrease in customer volume, and the current economic slowdown. Merchandise and memorabilia sales for the nine months ended January 31, 2003 decreased to $111,389 compared to $124,687. The Company provided memorabilia and consulting services to one Marriott CHAMPIONS during each comparable period. For the three months ended January 31, 2003 and 2002, merchandise and memorabilia sales were less than 2% of the Company's total revenues. For the nine months ended January 31, 2003 and 2002, other income was less than 1% of the Company's total revenues. Interest income in all comparable periods was also less than 1% the Company's total revenue.

Expenses

     Cost of food and beverage deceased to 24.0% of related sales compared for the nine months ended January 31, 2003 compared to 25.8% related sales for the comparable period. This is attributed to stable prices at the wholesale level. Cost of merchandise and memorabilia sales for the nine months ended January 31, 2003 was $34,990 compared to $70,467 in the preceding year. Restaurant payroll and related costs were 37.0% of related food and beverage sales contrasted to 34.9% for the nine months ended January 31, 2002. The increase is attributed to increases in health insurance benefits. Restaurant occupancy costs were $182,040 for the nine months and $47,657 for the three months ended January 31, 2003 compared to $185,828 for the nine months and $62,690 for the three month comparable period in 2002. Other restaurant costs were 18.9% of food and beverage sales for the nine months and 19.5% of food and beverage sales for the three months ended January 31, 2003 compared to 17.7% of food and beverage sales for the comparable nine month and 16.9% for the three months in 2002. General and administrative expense was $230,798 for the nine months ended January 31, 2003 compared to $231,169 for the nine months ended January 31, 2002. Depreciation and amortization expense accounted for approximately 2.5 % of the Company's total revenues during the nine months ended January 31, 2003 and 2002.

Liquidity and Capital Resources

     The Company's cash position on January 31, 2003 decreased by $252,986 to $196,296 from $449,282 on April 30, 2002. For the nine months ended January 31, 2003, the Company's ongoing operations used cash totaling $245,156. For the comparable period ending January 31, 2002, the Company's ongoing operations used cash of $173,982. For the nine months ended January 31, 2003, the Company purchased equipment for its San Antonio location for $10,901. During the nine months ended January 31, 2002, the Company purchased equipment for its San Antonio CHAMPIONS for $7,280.

     The Company met its cash needs during the nine months ended January 31, 2003 and 2002 from its revenues and from cash flow from its San Antonio, Texas operation. The Company is facing liquidity problems and is uncertain that it will be able to continue operations with out an infusion of cash. The Company continues to review and evaluate its operations and priorities. The Company is actively pursuing merger or acquisition candidates and other financing possibilities to meet its liquidity needs. There is no assurance that the Company will be able to structure a merger or acquisition, or raise additional financing on terms satisfactory to the Company.

     In January 2002, the Company entered into an agreement with a private investor, to purchase from the Company 4,000,000 shares of the Company's common restricted stock at a purchase price of $0.125 per share in the aggregate amount of $500,000 payable in monthly installments to be used by the Company to provide general working capital. The purchaser has paid a total of $60,000 as of January 31, 2003 and has not met the payment terms of the agreement. The Company believes that the agreement may not be fulfilled

     The Company's working capital was a negative $412,427 on January 31, 2003 and negative $294,573 on April 30, 2002.

     Stockholder's equity was a negative $145,002 as of January 31, 2003 compared to a negative $5,005 as of April 30, 2002.



Other

     In November 2002, the Company's Board of Directors voted to defer the annual meeting of shareholders in order to preserve the Company's cash position. The Board further voted to defer the payment of the annual dividend on the Company's 12% Preferred Stock to preserve the Company's cash position. This amount is accrued on the Company's books as a current liability.


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


March 17, 2003