Form 10KSB
period 2003-04-30
CHAMPIONS SPORTS INC
filed 2003-07-29
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


          Mark One
              [X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 2003
                    ----------------------------------------

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

     Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form10-KSB. [X]
     For the year ended April 30, 2003, the revenues of the registrant were $2,006,406.

     The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant based on the average bid and asked price on July 10, 2003, was approximately $120,000.

     As of July 10, 2003, the Registrant had a total of 8,514,459 shares of common stock outstanding.


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

     The Company is a licensee of one CHAMPIONS Sports Bar Restaurant and the exclusive supplier of sports memorabilia and consultant to Marriott International, Inc. (Marriott). Effective November, 1997, the Company sold the rights to the CHAMPIONS brand to Marriott and became a licensee of CHAMPIONS Sports Bar Restaurants and an exclusive supplier of sports memorabilia and a consultant to all new managed Marriott and Renaissance Hotel sports bar restaurants worldwide. At April 30, 2003, the Company owns the one CHAMPIONS Sports Bar Restaurant in San Antonio, Texas.

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

                  2.       Operations

     As of the end of the fiscal year, the Company was engaged in the following types of operations:

         (i) Company-Owned Operation

     The Company currently operates one Company-owned restaurant. This location is licensed from Marriott, royalty free, to use the name CHAMPIONS pursuant to a licensing agreement signed in FY 1998. This CHAMPIONS sports bar restaurant has been in operation since 1989 and is located in the River Center Mall in San Antonio, Texas. The San Antonio restaurant provided approximately 95% of the Company's revenues for FY 2003, as reflected in the consolidated financial statements included herein.

         (ii) Supplier of Sports Memorabilia and Consulting Services to Marriott

     In November 1997, the Company sold the rights to the CHAMPIONS brand to Marriott and became a licensee of CHAMPIONS Sports Bar Restaurants and an exclusive supplier of sports memorabilia and a consultant to all new managed Marriott and Renaissance Hotel sports bar restaurants worldwide. Under the terms of this agreement, Marriott is required to purchase sports memorabilia and for the Company to serve as a consultant for each new CHAMPIONS or like sports bar restaurant that opens in a new Marriott or Renaissance Hotel worldwide at the same prescribed prices (with increases pegged to the Consumer Price Index) as paid to the Company by Marriott in its previous agreement, except that Marriott does not pay any annual fees as before. In FY 2003, the Company provided sports memorabilia and consulting services to Champions Sports Bar Restaurant that opened in Marriott hotel in Dead Sea, Jordan.

     Marriott hotel locations accounted for about 5% of the Company's revenues for FY 2003, as reflected in the consolidated financial statements included herein.
                  .

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

          6.        Employees


     As of April 30, 2003, the Company had 2 full-time employees in its corporate office in Arlington, Virginia and 46 employees (both management and hourly) at its San Antonio restaurant.


Item 2.           Properties.

     The Company is leasing, on a month-to-month basis, its corporate office space located at 2420 Wilson Blvd., Suite 214, Arlington, VA 22201. The Company's rental payments are $500 per month. The Company is leasing 5,289 square feet of space for its restaurant in San Antonio, TX pursuant to a lease, which expires in June 2005. The lease provides monthly rental payments of $23,536 including CAM charges and real estate taxes. In addition, the lease requires a percentage of the unit's revenues at the location in excess of $1,745,000 per year.


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

                                            Common Stock

                                            High                      Low
                                            -----------------------------
Fiscal 2003
                                            $                        $
         First Quarter                       0.06                     0.01
         Second Quarter                      0.04                     0.02
         Third Quarter                       0.04                     0.01
         Fourth Quarter                      0.03                     0.01







Fiscal 2002
                                            $                         $
         First Quarter                       0.14                      0.07
         Second Quarter                      0.09                      0.06
         Third Quarter                       0.10                      0.05
         Fourth Quarter                      0.09                      0.05



                  (b) Approximate Number of Holders of Common Stock and the Preferred Stock.

     The number of holders of record of the Company's common stock as of July 10, 2003 was 2,140 and the Company estimates that there are approximately 3,000 additional beneficial shareholders. There are about 30 beneficial holders of the Company's preferred stock as of July 10, 2003.

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

Item 6.            Management's Discussion and Analysis of Financial Condition
                           and Results of Operations.

                  (a) Results of Operations for Fiscal Years 2003 and 2002.

                                    1.      Revenues

     For the fiscal year ended April 30, 2003, the Company's revenues decreased 6.6% to $2,006,406 from $2,147,995 in FY 2002.

     By component, food and beverage sales decreased 5.7% to $1,882,118 for FY 2003 compared to $1,995,226 in FY 2002. The Company's management attributes the decrease in food and beverage sales to an decrease in customer volume, due to the economic slowdown and the residual effects of September 11, 2001,which has curtailed convention and tourist travel in the San Antonio area. The food to beverage ratio for the San Antonio location was approximately 60% to 40% for both comparable years. Food and beverage sales accounted for 93.8% and 92.9% of the Company's total revenue in the comparable periods.

     Revenues from merchandise and memorabilia sales and consulting fees accounted for 5.7% of the Company's total revenue in FY 2003 compared to 6.29% in FY 2002. Sales of memorabilia are directly tied to the number of new Champions locations that open during the fiscal year. In FY 2003 and FY 2002, the Company provided sports memorabilia to one Champions location. During FY 2003 and FY 2002, the Company other revenues accounted for less than 1% of its total revenues.

                                   2.       Expenses

     The Company's cost of food and beverage was 24.6% for FY 2003 and 26.0% for FY 2002.

     Restaurant payroll and related costs were 35.3% of food and beverage sales in FY 2003 and 34.2% of related sales in FY 2002. Restaurant occupancy costs for FY 2003 were 13.4% of food and beverage sales compared to 12.3% in FY 2002.


     Other restaurant costs increased as a percentage of food and beverage sales at 21.5% for FY 2003 compared to 18.2% for FY 2002 General and administrative costs incurred in FY 2003 were $280,847 and $309,892 in FY 2002.The primary components of G&A expenses are operating the Company's corporate office, including salaries. Interest expense in both FY 2003 and 2002 was immaterial.

                               3.         Profits / Losses
     For FY 2003, the Company's loss was $145,994 from its operations before dividends accrued on the outstanding preferred stock of $63,750, producing a net loss for common shareholders of $209,744, or $0.02 per common share. The San Antonio Champions location produced a net profit of $97,519.

     For FY 2002, the Company's loss was $147,312 from its operations before dividends accrued on the outstanding preferred stock of $63,750, producing a net loss for common shareholders of $211,062. During FY 2002, the Company wrote off an equity investment in a non-publicly traded company of $50,000.

         (b) Liquidity and Capital Resources for Fiscal Years 2003 and 2002

     The Company's cash position on April 30, 2003 was $195,101 compared to $449,282 on April 30, 2002, a decrease of $254,181.

     During FY 2003, The Company's operating activities used cash of $248,117. The Company purchased equipment for its San Antonio Champions location for $9,135 and repaid a capital lease for $1,929. The Company's operating activities and cash reserves were sufficient to meet its cash requirement during FY 2003.

     During FY 2002, The Company's operating activities used cash of $32,684. The Company used cash of $14,390 to purchase replacement equipment for its San Antonio Champions location and repaid a capital lease of $10,294. In January 2002, the Company entered into an agreement with a private investor, to purchase from the Company 4,000,000 shares of the Company's common restricted stock at a purchase price of $0.125 per share in the aggregate amount of $500,000 payable in monthly installments to be used by the Company to provide general working capital. The purchaser has paid a total of $55,000 at April 30, 2002 and an additional $5,000 during FY 2003.Subsequently they have not met the payment terms of the agreement. The Company believes that the agreement may not be fulfilled. The Company's operating activities coupled with its cash reserves provided sufficient cash flow for the Company to meet its cash needs in FY 2002.


     The Company's working capital as of April 30, 2003 was a negative $463,353 contrasted to $294,573 on April 30, 2002.

     The Company is facing liquidity problems and is uncertain that it will be able to continue operations without an infusion of cash. The Company continues to review and evaluate its operations and priorities. The Company is actively pursuing merger or acquisition candidates and other financing possibilities to meet its liquidity needs. There is no assurance that the Company will be able to structure a merger or acquisition, or raise additional financing to continue operations on terms satisfactory to the Company.

     Furthermore, The Company's independent auditor has expressed substantial doubt that the Company can continue as a going concern.

                  (c) Miscellaneous


     Stockholders' equity on April 30, 2003 was a negative $209,749 compared to a negative $5,005 on April 30, 2002. In FY 2003 and 2002, the Company's Board of Directors voted to defer payment of the 12% annual dividend of the Company's preferred stock, in order to preserve the Company's cash reserves. This dividend is cumulative and has been recorded on the Company's balance sheet as a current liability. In addition, in FY 2003 and 2002, the Board of Directors voted to defer the annual meeting of security holders in order to preserve the Company's cash reserves.

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




Item 8. Changes In and Disagreements with Accountants on Accounting & Financial Disclosure.

     For FY 2003, the Company changed independent auditors from Pannell Kerr Forster PC to Michael F. Moore, CPA (sole practitioner). There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure during the last two fiscal years.

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

     James M. Martell, age 56, has served as President from May 1990 to June 1992 and from January 1993 to September 1993 and from March 1994 to the present and as Chief Executive Officer from May 1990 to June 1992 and from January 1993 to September 1993 and from March 1994 to August 2000 and from June 2001 to the present and as Chairman from November 1991 to August, 2000 and from June 2001 to the present. Mr. Martell served as Director of the Company since its inception on June 4, 1985. Additionally, he served the Company as Vice President from October 1988 to May 1990, as Treasurer from June 1985 to January 1989, and as Secretary from June 1985 to January 1986. Mr. Martell is a director and officer of all of the Company's wholly owned subsidiaries, except for the Been Corporation. From 1983 to 1987, Mr. Martell was a partner along with Mr. Tomic in Tomar Associates, a consulting company specializing in European-American joint ventures, venture capital financing, technology transfer, and corporate finance. From 1981 to 1983, Mr. Martell was a partner in International Group, a partnership involved in promoting national and international business development. From 1973 to 1981, he served in various administrative positions at the U.S. Department of Energy. Mr. Martell received a Bachelor of Science degree in Chemistry in 1968 and a Master of Science degree in Geochemistry in 1973, from George Washington University.



     James E. McCollam, age 56, has served as Chief Accounting Officer of the Company since July 1992 and Controller since May 1988. From 1984 to 1987 he was Controller of the Winston Group, Inc., a five-unit food service organization in the Washington D.C. metropolitan area. From 1977 to 1983, he was the Controller of Capitol Hill Cabaret, Inc., an organization that owned and operated two restaurants and nightclubs in the Washington D.C. area. From 1973 to 1977, he was employed by Marriott Corporation in various positions in the corporate accounting department. He earned a Bachelor of Science degree in Finance from the University of Maryland 1970.


     Durwood C. Settles, age 60, has served as Director of the Company since March 2001. Mr. Settles is a Certified Public Accountant in individual practice since 1983. From 1973 to 1982, Mr. Settles was with Coopers & Lybrand in Washington, D.C. as a member of the audit staff and as Manager-Special Projects. During the period 1974 to 1986, Mr. Settles served as Controller or Treasurer of the various political campaign organizations of Congressman Richard A. Gephardt of Missouri, Governor Charles S. Robb of Virginia, and Congressman Joseph L. Fisher of Virginia. From 1970 to 1973, Mr. Settles was an owner and executive of a company that manufactured and sold Plexiglas furniture located in Kensington, Maryland. From 1966 to 1969, Mr. Settles was a promoter of popular music concerts in various cities in the Eastern and Southern United States. From 1964 to 1966, Mr. Settles was a Group Pension Management Assistant and Computer Files Service Supervisor with the Mutual of New York Life Insurance Company (MONY) in New York, New York. Mr. Settles received a Bachelor of Arts degree in Economics in 1964 from Davidson College, Davidson, North Carolina and completed accounting studies in 1973 at George Washington University, Washington, D.C.

     Michael M. Tomic, age 57, has served as a Director of the Company since its inception on June 4, 1985. From June 1985 to January 1986, he also served as Vice President of the Company. From 1983 to 1987, Mr. Tomic was a partner along with Mr. Martell in Tomar Associates, a consulting company specializing in European-American joint ventures, venture capital financing, technology transfer, and corporate finance. He received a Bachelor of Science degree in International Marketing and Economics in 1969 from the University of Maryland.

     The term of office of each Director is until the next annual election of Directors and until a successor is elected and qualified or until the Director's earlier death, resignation or removal.




Item 10.          Executive Compensation.
     The following table sets forth cash compensation for services rendered during FY 2003, and 2002 which was paid by the Company to, or accrued by the Company for, each of the Company's most highly compensated executive officers whose cash compensation in such year equaled or exceeded $100,000:

Name and                             FY         Annual             Other
Principal Position                  Year        Salary ($)    Compensation ($)
--------------------------------------------------------------------------------

James M. Martell, President         2003          123,333           0
                                    2002          148,022           0


     In FY 2003, all officers of the Company as a group (2 in number) received cash compensation of $184,166. The Board of Directors has the right to change and increase the compensation of executive officers at any time. The Company has no arrangement by which any of its directors are compensated for services solely as directors, and these individuals will not receive any additional remuneration for their services as directors. The Company may from time to time pay consulting fees to its officers and directors.

     Except as described below, the Company has no compensatory plan or arrangement which would result in executive officers receiving compensation as a result of their resignation, retirement or any other termination of employment with the Company or its affiliates, or from a change in control of the Company or a change in responsibilities following a change in control of the Company.

     The Company entered into an employment agreement with Mr. Martell in September 1993, under which Mr. Martell received options to purchase 200,000 shares of the Company's Common Stock at $1.00 per share at any time prior to September 6, 2001, whether or not Mr. Martell is an employee at such time. If there is a change in the management of the Company and such management acts contrary to the policy of the current Board, or if Mr. Martell's position as an officer or director is terminated, Mr. Martell may resign and become entitled to liquidated damages determined pursuant to a formula prescribed in the contract. .. This agreement was extended for two years in FY 2000 at an annual salary of $148,000 and further extended for another three years in FY 2002. In FY 2003, Mr. Martell's salary was reduced in the interim to $74,000 to preserve the Company's cash position. In FY 2001, the Board of Directors reissued the options to purchase the 200,000 shares of Company's Common stock at $0.11 per share instead of $1.00 per share as previously granted and extended the expiration of those options to August 22, 2003.

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


Item 11.    Security Ownership of Certain Beneficial Owners and Management.

     As of July 10, 2003, the following were persons known to the Company to own beneficially more than 5% of the Company's outstanding Common Stock:

Name and Address of
Common Stock Beneficial Owner         Beneficially Owned (1)    Percentage
--------------------------------------------------------------------------

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

     The stock ownership by officers and directors of the Company and all officers and directors as a group are as follows:

                                              Common Stock
                                              Beneficially Owned
         Name                Title            as of July 10, 2003(1)  Percentage
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

     During FY 2003 and FY 2002, there were no related party transactions.





Item 13.           Exhibits and Reports on Form 8-K.

           (a) Index to Financial Statements                          PAGE

  Independent Auditors' Reports                                        F-1

  Consolidated Balance Sheets as of April 30, 2003 and 2002            F-2

  Consolidated Statements of Operations for the Years Ended
           April 30, 2003 and 2002                                     F-3

  Consolidated Statements of Stockholder's Equity for the Years
           ended  April 30, 2003 and 2002                              F-4

  Consolidated Statements of Cash Flows for the Years ended
           April 30, 2003 and 2002                                     F-5

  Notes to the Consolidated Financial Statements                       F-6/F-14




     (b) There were no Form 8-K's filed during the last quarter of the period covered by this report.

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements
                        For The Year Ended April 30, 2003

                                Table of Contents

                                                                        Page


Independent Auditor's Report                                             1

Consolidated Balance Sheets                                              2

Consolidated Statements of Operations                                    3

Consolidated Statements of Changes in Stockholders'
 (Deficiency of Net Assets)                                              4

Consolidated Statements of Cash Flows                                    5

Notes to Consolidated Financial Statements                               6

PFK                                             PANNELL
worldwide                                       KERR
                                                FORSTER PC
[GRAPHIC OMITTED][GRAPHIC OMITTED]              10304 Eaton Place
                                                Suite 440
                                                Fairfax, VA 22030
                                                (703) 385-8809



                          Independent Auditors' Report



To the Stockholders and Board of Directors
Champions Sports, Inc.
Arlington, Virginia


We have audited the accompanying consolidated balance sheet of Champions Sports, Inc. and its subsidiaries as of April 30, 2002, and the related consolidated statement of operations, changes in stockholders' (deficiency) equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Champions Sports, Inc. and subsidiaries at April 30, 2002, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

                                             [GRAPHIC OMITTED][GRAPHIC OMITTED]
                                               /s/ Pannell Kerr Forster PC

June 21, 2002

Michael F. Moore, CPA
Sole Practitioner
1412 Kingsvale Circle
Herndon, VA 20170





                          Independent Auditor's Report



To the Stockholders and Board of Directors
Champions Sports, Inc.
Arlington, Virginia


I have audited the accompanying consolidated balance sheet of Champions Sports, Inc. and its subsidiaries as of April 30, 2003, and the related consolidated statements of operations, changes in stockholders' (deficiency of net assets), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Champions Sports, Inc. and subsidiaries at April 30, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                   /s/  Michael F. Moore, CPA
                                                        Sole Practitioner


July 1, 2003


                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                     Assets
                                                                                       April 30
                                                                                       --------

                                                                                    2003           2002
                                                                             -----------    -----------
Current assets
   Cash and cash equivalents .............................................   $   195,101    $   449,282
   Inventories ...........................................................        23,750         25,555
   Prepaid expenses ......................................................        10,836         14,089
                                                                             -----------    -----------
            Total current assets .........................................       229,687        488,926
                                                                             -----------    -----------

Property and equipment
   Furniture and equipment ...............................................       586,506        577,371
   Leasehold improvements ................................................       584,772        584,772
                                                                             -----------    -----------
                                                                               1,171,278      1,162,143
   Accumulated depreciation and amortization .............................      (924,851)      (876,432)
                                                                             -----------    -----------
                                                                                 246,427        285,711
                                                                             -----------    -----------

Deposits .................................................................        11,052         11,052
                                                                             -----------    -----------
            Total assets .................................................   $   487,166    $   785,689
                                                                             ===========    ===========

            Liabilities and Stockholders' (Deficiency of Net Assets)

Current liabilities
   Accounts payable ......................................................   $    65,246    $    88,104
   Dividend payable on preferred stock (note 6) ..........................       575,192        511,442
   Other accrued expenses ................................................        49,280         52,790
   Deferred revenue ......................................................          --          124,871
   Current portion of deferred lease concession ..........................         3,322          4,363
   Current portion of capital lease obligation (note 4) ..................          --            1,929
                                                                             -----------    -----------
            Total current liabilities ....................................       693,040        783,499

Deferred lease concession, net of current portion ........................         3,875          7,195
                                                                             -----------    -----------
            Total liabilities ............................................       696,915        790,694
                                                                             -----------    -----------

Commitments and contingencies (notes 3, 5, and 8)

Stockholders' (deficiency of net assets) (notes 6, 7, and 8)
   Preferred stock
     Series A, 12% Convertible Cumulative; $10 par value; preferred as to dividends and liquidation; 56,075 shares authorized and 53,125 shares issued and
     outstanding for 2003 and 2002, respectively .........................       531,250        531,250
   Common stock, par value $.001 per share, 50,000,000
     shares authorized and 8,514,459 shares
     issued and outstanding for 2003 and 2002, respectively ..............         8,514          8,514
   Additional paid-in capital ............................................     5,397,598      5,392,598
   Accumulated deficit ...................................................    (6,147,111)    (5,937,367)
                                                                             -----------    -----------
            Total stockholders' (deficiency of net assets) ...............      (209,749)        (5,005)
                                                                             -----------    -----------
            Total liabilities and stockholders' (deficiency of net assets)   $   487,166    $   785,689
                                                                             ===========    ===========

See notes to consolidated financial statements




                                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                                      Consolidated Statements of Operations


                                                                                     Years Ended April 30
                                                                                     --------------------
                                                                                      2003           2002
                                                                                  -----------    -----------

Revenue
   Food and beverage ...........................................................  $ 1,882,118    $ 1,995,226
   Merchandise, memorabilia, and consulting fees ...............................      113,641        132,995
   Other income ................................................................       10,647         19,774
                                                                                  -----------    -----------
                                                                                    2,006,406      2,147,995
                                                                                  -----------    -----------
Costs and expenses
   Cost of food and beverage sales .............................................      463,074        518,367
   Cost of merchandise and memorabilia .........................................       38,799         76,919
   Restaurant payroll and related costs ........................................      663,947        681,806
   Restaurant occupancy costs ..................................................      251,899        245,038
   Other restaurant costs ......................................................      405,365        363,264
   General and administrative ..................................................      280,847        309,892
   Depreciation and amortization ...............................................       48,419         48,419
   Interest ....................................................................           50          1,602
  Impairment of investments (note 1) ...........................................         --           50,000
                                                                                  -----------    -----------
                                                                                    2,152,400      2,295,307
                                                                                  -----------    -----------

Net (loss) before income tax expense ...........................................     (145,994)      (147,312)
Income tax expense (note 2) ....................................................         --             --
                                                                                  -----------    -----------

      Net (loss) ...............................................................     (145,994)   $  (147,312)

Preferred stock dividends ......................................................      (63,750)       (63,750)
                                                                                  -----------    -----------

      Net (loss) applicable to common stockholders .............................  $  (209,744)   $  (211,062)
                                                                                  ===========    ===========

Basic (loss) per common share (note 1) .........................................  $   (0.02)     $     (0.02)
                                                                                  =========      ===========



(Loss) per common share - assuming dilution (note 1) ...........................  $     (0.02)   $     (0.02)
                                                                                  ===========    ===========



                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
 Consolidated Statements of Changes in Stockholders' (Deficiency of Net Assets)
                   For The Years Ended April 30, 2003 and 2002

                                                                                      Series A, 12%
                                                                                   Convertible Cumulative
                                                         Common Stock                 Preferred Stock
                                                           ------------------------------------------------- ----------------------
                                                                                                          Additional
                                                                 Amount           Amount       Paid-in     Accumulated
                                                      Shares     at Par   Shares  at Par       Capital     Deficit           Total
                                                     ----------------------------------------------------------------------------


Balances, April 30, 2001 ........................     8,514,459  8,514  53,125 $531,250   $ 5,337,598   $(5,726,305)   $   151,057

For the year ended April 30, 2002

  Dividend on preferred stock
  accrued and unpaid ............................          --     --               --            --         (63,750)       (63,750)

  Subscriptions received, stock unissued (note 8)          --     --               --          55,000          --           55,000

  Net (loss) ....................................          --     --               --            --        (147,312)      (147,312)
-------------------------------------------------   ----------- ------  ---------------   -----------   -----------    -----------

Balances, April 30, 2002 ........................     8,514,459  8,514  53,125 531,250      5,392,598    (5,937,367)        (5,005)

For the year ended April 30, 2003

  Dividend on preferred stock
  accrued and unpaid ............................          --     --               --            --         (63,750)       (63,750)

  Subscriptions received, stock unissued (note 8)          --     --               --           5,000          --            5,000

  Net (loss) ....................................          --     --               --            --        (145,994)      (145,994)
                                                    ----------- ------  ---------------   -----------   -----------    -----------
Balances, April 30, 2003 ........................     8,514,459  8,514  53,125 $531,250   $ 5,397,598   $(6,147,111)   $  (209,749)
                                                    =========== ======  ===============   ===========   ===========    ===========

See notes to consolidated financial statements


                                                                             5
                                                                           ----


                                    CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                                     Consolidated Statements of Cash Flows
                               Increase (Decrease) in Cash and Cash Equivalents

                                                                                                           Years Ended April 30
                                                                                                           --------------------

                                                                                                               2003         2002
                                                                                                          ---------    ---------
Cash flows from operating activities:
   Net (loss) .........................................................................................   $(145,994)   $(147,312)
   Adjustments to reconcile net (loss) to net
     cash (used) by operating activities:
      Depreciation and amortization ...................................................................      48,419       48,419
      Impairment of investments .......................................................................      50,000
    Changes in assets and liabilities:
         Inventories ..................................................................................       1,805         (499)
         Prepaid expenses .............................................................................       3,253        4,648
         Accounts payable .............................................................................     (22,858)     (38,136)
         Other accrued expenses .......................................................................      (3,510)      (5,689)
         Deferred revenue .............................................................................    (124,871)      60,246
         Deferred lease concession ....................................................................      (4,361)      (4,361)
                                                                                                          ---------    ---------
            Net cash provided (used) by
              operating activities ....................................................................    (248,117)     (32,684)
                                                                                                          ---------    ---------

Cash flows from investing activities:
   Purchases of property and equipment ................................................................      (9,135)     (14,390)
                                                                                                          ---------    ---------

Cash flows from financing activities:
   Subscriptions received, stock unissued  (note 9) ...................................................       5,000       55,000
   Principal payments on capital lease ................................................................      (1,929)     (10,294)
                                                                                                          ---------    ---------
            Net cash provided by financing activities .................................................       3,071       44,706
                                                                                                          ---------    ---------
Net (decrease) in cash and cash equivalents ...........................................................    (254,181)      (2,368)

Cash and cash equivalents at beginning of year ........................................................     449,282      451,650
                                                                                                          ---------    ---------
Cash and cash equivalents at end of year ..............................................................   $ 195,101    $ 449,282
                                                                                                          =========    =========

Supplemental disclosures of cash flow information:
   Cash paid during the year for interest .............................................................   $      50    $   1,602
                                                                                                          =========    =========

Supplemental disclosure of non-cash investing and financing activities:
   Accrued dividend on preferred stock ................................................................   $  63,750    $  63,750
                                                                                                          =========    =========

See notes to consolidated financial statements

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 April 30, 2003


Note 1 - Organization, operations and summary of significant accounting policies
--------------------------------------------------------------------------------

Organization and operations

     Champions Sports, Inc., (Company) a Delaware corporation, promoted a sports theme restaurant bar concept through Company owned and licensed operations. The Company sold the rights to the Champions brand to Marriott International, Inc. (Marriott) and became a licensee of Champions Sports Bar Restaurants (note 5). Substantially all memorabilia sales are to Marriott. At April 30, 2003 and 2002, respectively, the Company, through its subsidiaries, owns and licenses, without any royalty fee, one Champions Sports Bar Restaurant in San Antonio, Texas.

     C.S.B.R., Inc., (CSBR) and The Been Corporation (Been) were organized on June 16, 1989 and October 11, 1989, respectively, for the purpose of owning and operating the Champions Sports Bar Restaurant in San Antonio.

     A significant portion of the Company's revenues come from the San Antonio restaurant where the Company is subject to the alcoholic beverage laws of the State of Texas and the health regulations of the City of San Antonio. Further this represents a geographic concentration of risk.

Basis of consolidation

     The consolidated  financial  statements include the accounts of the Company
and  its  subsidiaries.   All  material  inter-company  transactions  have  been
eliminated in consolidation.

Property and equipment

     Property and equipment are stated at cost. Depreciation and amortization is computed from the date property is placed in service using the straight-line method over estimated useful lives as follows:
                                                             Life
                                                 -------------------------------

       Furniture and equipment                              5-15 years

       Leasehold improvements                     Remaining term of the lease



     Depreciation expense was $11,150 for each of the years ended April 30, 2003 and 2002. Amortization expense was $37,269 for each years ended April 30, 2003 and 2002. Fully depreciated assets in the approximate amount of $110,000 are included in property and equipment at April 30, 2003.

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                                 April 30, 2003


Note 1 - Organization and summary of significant accounting policies (continued)
--------------------------------------------------------------------------------

Inventories

     Inventories consist of goods and supplies held for sale in the ordinary course of business and are stated at the lower of cost, determined on the first-in first-out basis, or market. The components of inventories at April 30, 2003 and 2002, were as follows:

                                                       2003            2002
                                                     ----------    -----------

             Restaurant food and beverage               $17,336       $ 17,535
             Promotional merchandise for sale to
               restaurant customers                       6,414          8,020
                                                     ----------     ----------

                                                        $23,750       $ 25,555
                                                        =======       ========

Net (loss) per share
     Basic earnings per common share is computed by dividing the net (loss), adjusted for preferred stock dividends, by the weighted average number of common shares outstanding during the period.

     The weighted average number of common shares used to compute earnings per share is:

                                     At April 30, 2003
                         (Loss) Available To           Common            Per
                               Common Stockholders     Shares            Share

       Basic (loss) per
         Common Share               $(209,744           8,514,459      $ (.02)
                                    =========           =========

                                    At April 30, 2002
                         (Loss) Available To          Common            Per
                             Common Stockholders      Shares            Share

       Basic (loss) per
         Common Share             $(211,062)            8,514,459      $ (.02)
                                  =========             =========

     The effect of including the options in diluted (loss) per share would be antidilutive, and, therefore, are not included in the calculation of diluted
(loss) per share.

Cash and cash equivalents

     The statements of cash flows are prepared on the basis of cash and equivalents. For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less, unless restricted as to use, to be cash equivalents. At various times throughout the year the Company had amounts on deposit at financial institutions in excess of federally insured limits.

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                                 April 30, 2003


Note 1 - Organization and summary of significant accounting policies (continued)
--------------------------------------------------------------------------------

Income taxes

     To the extent that taxable income differs from financial reporting net income due to temporary differences, deferred taxes are recognized. The Company accounts for general business tax credits, if any, by the flow-through method.

Deferred revenue

     Deferred revenue consisted of payments received in advance of revenue being earned under memorabilia sales agreements.

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

Fair value of financial instruments

     The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts payable, and accrued expenses, approximate fair values because of the short maturities of these instruments.

During 2002, $50,000 was expensed representing the Company's investment in two unrelated companies.

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

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                                 April 30, 2003


Note 2 - Income taxes

     Income tax expense consists of the following for the years ended April 30, 2003 and 2002:
                                                    2003                 2002
                                               -------------        ------------

         Current                             $             -      $           -
         Deferred                                    (81,085)           (52,140)
         Increase in valuation allowance              81,085             52,140
                                                ------------        ------------
                  Total income tax expense   $             -      $           -
                                             ===============      ==============

Temporary differences, which give rise to deferred tax assets are as follows:

                                                2003                 2002
                                           -------------       -------------

         Deferred tax assets
           Deferred rent concessions        $         -          $     4,387
           Net operating losses available
            for carryforward                  1,524,000            1,623,515
           Depreciation                         229,000               44,013
                                            -----------         ------------
                  Total deferred tax assets   1,753,000            1,671,915
           Valuation allowance               (1,753,000)          (1,671,915)
                                             ----------          -----------
                  Net deferred tax assets   $         -          $         -
                                        ================    =================

A reconciliation of income taxes computed at Federal statutory rates to income taxes recorded by the Company is as follows:

                                                       Years Ended April 30
                                              -------------------------------
                                                      2003           2002
                                                 -------------  -------------

   Federal income taxes at statutory rate           $  (70,480)   $   (44,606)
   State income taxes net of Federal income
     tax benefit                                        (8,050)        (5,195)
   Effect of non-deductible items                       (2,555)        (2,339)
   Change in valuation allowance                        81,085         52,140
                                                  ------------   ------------
            Total income tax expense           $             -    $         -
                                                ==============  ================

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                                 April 30, 2003


Note 2 - Income taxes (continued)

     At April 30, 2003, the Company has net operating loss carryforwards of approximately $3,910,000 for tax reporting purposes. The net operating loss carryforwards for income tax purposes expire approximately as follows:

                                            2006         $      137,000
                                            2007                  9,000
                                            2008                561,000
                                            2009              1,004,000
                                            2011              1,915,000
                                            2012                 11,000
                                            2013                 28,000
                                            2020                 33,000
                                            2021                106,000
                                            2022                106,000
                                            2023                156,000
                                                           ------------
                                                            $ 3,910,000

Note 3 - Commitments and contingencies

Operating leases

     The Company leases, as tenant, restaurant space under an operating lease which expires June 30,2005. The lease escalates for increases in the landlord's expenses or for increases in the Consumer Price Index, and requires additional rentals based on a percentage of restaurant sales over a defined amount. The lease grants the Company certain concessions, which are amortized to lease expense over the term of the lease.

     Rental expense charged to expense during the years ended April 30, 2003 and 2002 was $199,834 and $214,096, respectively. Included in this expense are contingent rentals of $7,241 and $11,949 in 2003 and 2002, respectively. Future minimum payments under the noncancellable restaurant lease as of April 30, 2003 are as follows:
                                            2004              $140,159
                                            2005               140,159
                                            2006                23,360
                                                               -------
                                            Total             $303,678
                                                               =======

Note 4 - Capital lease obligation

     The Company leased equipment under a capital lease. The equipment cost of $32,286 was amortized over its useful life, and such amortization was included in the depreciation and amortization expense for 2003 and 2002, respectively. During 2003, the lease expired and the Company purchased the equipment.

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                                 April 30, 2003


Note 5 - Marriott license

     The Company is an exclusive supplier of sports memorabilia and a consultant to all new Champions Sports Bars located in Marriott and Renaissance Hotels worldwide. Total annual license and memorabilia fees under this agreement were $89,531 and $89,523 for 2003 and 2002, respectively.

Note 6 - Preferred stock

     The Series A preferred stock requires a dividend of 12 percent per annum, and the dividends are cumulative and are to be accrued on the Company's books if not paid. The dividend may be paid in common stock of the Company at the Company's discretion. The number of shares comprising the dividend paid in common stock shall be determined by dividing $1.20 by the closing bid price for the common stock on the payment date. The Series A preferred stock is preferred in liquidation or dissolution up to the amount of their par value ($10 per share). The Series A preferred stock is convertible into 4.71 shares of the Company's common stock. There were no conversions in 2003 and 2002.

     For each of the eight fiscal years ended April 30, 2003, the Company deferred payment of the annual dividend on the Series A preferred stock. The deferral was $63,750, in both 2003 and 2002. Preferred stock dividends in arrears at April 30, 2003 and 2002 aggregated $575,192 ($10.83 per preferred share) and $511,442 ($9.63 per preferred share), respectively.

Note 7 - Common stock options

     Options to purchase a total of 725,000 and 2,225,000 shares of common stock in 2003 and 2002, respectively, at an exercise price of $0.11 and 460,000 shares of common stock in 2001 at an exercise price of $0.28 were granted to two executive officers, other key employees, directors and advisors of the Company. All options were issued at market price or higher on the date of the grant. These options expire if not exercised by August 2003 and September 2003. None of these options have been exercised as of April 30, 2003.

     During fiscal 1993, the Company adopted a compensatory stock option plan for key employees or consultants of the Company and its subsidiaries. The total number of shares of the Company's common stock that may be issued under the plan is 840,000. The plan expired on August 2, 2002. No options were exercised under the plan.

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                                 April 30, 2003


Note 7 - Common stock options (continued)

Stock option activity is summarized as follows:

                                                               Weighted Average
                                             Number of Shares     Exercise Price

   Outstanding, April 30, 2001                  3,265,000             $ 0.13
        Granted                                   725,000               0.11
        Expired                                  (550,000)              0.11
        Exercised                                       -
                                         ----------------           --------
   Outstanding, April 30, 2002                  3,440,000               0.13
        Granted                                         -                  -
        Expired                                         -                  -
        Exercised                                       -                  -
                                         ----------------          ---------
   Outstanding, April 30, 2003                  3,440,000             $ 0.13
                                                =========             ======

The following table summarizes information about stock options outstanding and exercisable at April 30, 2003.

           Outstanding                                       Exercisable
           -------------------------------------------------------------

                                     Weighted                    Weighted
     Option       Number  Weighted    Average       Number        Average
      Price           of   Average   Exercise           of       Exercise
      Range       Shares      Life     Price        Shares          Price
      -----       ------      ----     -----        ------          -----


$0.11- $0.28   3,440,000  4 months      $0.13     3,440,000         $0.13

The following table summarizes information about stock options outstanding and exercisable at April 30, 2002.

          Outstanding                                       Exercisable
          -------------------------------------------------------------


                                     Weighted                    Weighted
     Option       Number  Weighted    Average       Number        Average
      Price           of   Average   Exercise           of       Exercise
      Range       Shares      Life      Price       Shares          Price
      -----       ------      ----      -----       ------          -----


$0.11- $0.28   3,440,000  1.3 years     $0.13    3,440,000          $0.13

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                                 April 30, 2003


Note 7 - Common stock options (continued)

     The Company's net (loss) and net (loss) per common share for the year ended April 30, 2003, would have been increased to the pro forma amounts indicated below if compensation cost for the Company's stock option plans had been determined based on the fair value at the grant date for awards in accordance with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation. 2002


            Net (loss):
                  As reported                                   $(147,312)
                  Pro forma                                     $(232,121)
              Basic (loss) per share:
                  As reported                                      $(.02)
                  Pro forma                                        $(.03)
              Diluted (loss) per share:
                  As reported                                      $(.02)
                  Pro forma                                        $(.03)


     The effect of including the options in diluted (loss) per share would be antidilutive, and, therefore, are not included in the calculation of diluted
(loss) per share.

     The fair value of the options granted during 2002 was estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used are as follows:
                                                                     2002

              Expected term                                       2 years
              Expected stock volatility                              172%
              Risk-free interest rate                                2.5%
              Dividend                                              $0.00

     The fair value of the stock options granted to advisors of the Company is immaterial, and has not been included in the financial statements.

     Management believes that, due to the financial condition of the Company (note 9), all of the options outstanding at April 30, 2003, have no value and that they will expire unexercised.







                                                                            14
                   CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
             Notes to Consolidated Financial Statements (continued)
                            April 30, 2003


Note 8 - Stock agreement

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

     The purchaser paid a total of $55,000 during the year ended April 30, 2002, and $5,000 during the year ended April 30, 2003, and has defaulted under the payment terms of the note. The stock has not been issued, and management believes the agreement may be cancelled and, therefore, has neither recorded the note nor issued the stock.

Note 9 - Continued existence

     The Company has experienced net losses for the past two years and, at April 30, 2002. Current liabilities exceed total assets, which raises substantial doubt about the Company's ability to continue as a going concern. In response to these conditions, management reduced payroll costs at the corporate headquarters and is actively pursuing mergers and acquisitions.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                              CHAMPIONS SPORTS, INC




                                     By: /s/ James E. McCollam
                                     -------------------------
                                            James E. McCollam
                                            Chief Accounting Officer
                                                 and Controller
                                            Date: July 29, 2003

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                      By: /s/ James M. Martell
                                      ------------------------
                                              James M. Martell
                                              Chairman and President
                                              Date: July 29, 2003


                                      By: /s/ Michael M. Tomic
                                      ------------------------
                                              Michael M. Tomic
                                              Director
                                              Date: July 29, 2003

                                      By: /s/ Durwood C. Settles
                                      --------------------------
                                              Durwood C. Settles
                                              Director
                                              Date: July 29, 2003