Form 10KSB/A
period 2003-04-30
CHAMPIONS SPORTS INC
filed 2003-08-08
CIK 771856

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


  ITEM 14.               CONTROLS AND PROCEDURES

     Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, such as this Form 10-K is reported in accordance with the Securities and Exchange Commission's rules. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

     Within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be in the Company's periodic SEC filings. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


     Certifications of the Chief Executive Officer and Chief Financial Officer regarding, among other items, disclosure controls and procedures are included immediately after the signature section of this Form 10-K.

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

                                      By: /s/ James M. Martell
                                      ------------------------
                                              James M. Martell
                                              Chairman and President
                                              Date: July 29, 2003


                                      By: /s/ Michael M. Tomic
                                      ------------------------
                                              Michael M. Tomic
                                              Director
                                              Date: July 29, 2003

                                      By: /s/ Durwood C. Settles
                                      --------------------------
                                              Durwood C. Settles
                                              Director
                                              Date: July 29, 2003

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

                            Section 302 Certification

              I, JAMES M. MARTELL, certify that:

     (1) I have reviewed this annual report on Form 10-KSB of CHAMPIONS SPORTS, INC., a Delaware corporation (the "registrant");

     (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


     (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     (6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


  Date:   July 29, 2003

                                              By: /s/ James M. Martell
                                              ------------------------
                                              James M. Martell
                                              Chief Executive Officer







                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

                            Section 302 Certification

              I, JAMES E. McCOLLAM, certify that:

     (1) I have reviewed this annual report on Form 10-KSB of CHAMPIONS SPORTS, INC., a Delaware corporation (the "registrant");


     (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


     (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):


     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     (6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


  Date:        July 29, 2003

                                           By: /s/ James E. McCollam
                                           -------------------------
                                           James E. McCollam
                                           Chief Financial Officer