Form 10QSB
period 2003-07-31
CHAMPIONS SPORTS INC
filed 2003-09-12
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


Mark One
                           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           [X ]                     THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended         July 31, 2003
         --------------------------------------------------------

                                                     OR

                           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           [  ]   THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        -------------    ------------

         Commission file number         0-17263
         --------------------------------------



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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     As of September 12, 2003 the Registrant had a total of 8,514,459 shares of common stock outstanding.

                             CHAMPIONS SPORTS, Inc.
                                   FORM 10-QSB

                                      INDEX

                                                                       Page

Part I.  Financial Information

                  Item 1.  Financial Statements

                  Consolidated Balance Sheets as of
                    July 31, 2003(unaudited) and
                    April 30, 2003                                       3

                  Consolidated Statements of Operations:
                    Three months ended
                    July 31, 2003, and  July 31, 2002,
                      (unaudited)                                        4

                  Consolidated Statements of Cash Flows:
                    Three months ended July 31, 2003, and
                    July 31,2002 (unaudited)                             5

                  Notes to Consolidated Financial Statements             6

                  Item 2.  Management's Discussions and
                                    Analysis of Financial Condition
                                    and Results of Operations            7

                  Item 4.  Controls and Prodedures                       9

Part II. Other Information and Signatures

                  Item 4.  Submission of Matters to a Vote
                                    of Security Holders                 10

                  Item 6.  Exhibits and Reports on Form 8-K             10

                  Signatures                                            11










                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                     Assets

                                                              July 31, 2003  April 30, 2003
                                                              -----------------------------

Current assets
   Cash and cash equivalents .............................   $    167,359    $    195,101
   Accounts receivable - trade ...........................           --              --
   Inventories ...........................................         26,929          23,750
   Prepaid expenses ......................................         10,276          10,836
                                                             ------------    ------------

Total current assets
                                                                  204,564         229,687

Property and equipment
   Furniture and equipment                                        589,437         586,506
   Leasehold improvements
                                                                  584,772         584,772
                                                             ------------    ------------
                                                                1,174,209       1,171,278
Accumulated depreciation and amortization ................       (936,956)       (924,851)
                                                             ------------    ------------
                                                                  237,253         246,427

Other assets
   Deposits ..............................................         11,052          11,052
                                                             ------------    ------------
Total assets .............................................   $    452,869    $    487,166
                                                             ============    ============


                      Liabilities and Stockholders' Equity

Current liabilities
   Accounts payable ......................................   $     65,563    $     65,246
   Dividend payable on preferred stock ...................        575,192         575,192
   Other accrued expenses ................................         63,831          49,280
   Deferred revenue ......................................           --              --
   Current portion of deferred lease concession ..........          4,363           3,322
                                                             ------------    ------------

   Total current liabilities .............................        708,949         693,040
                                                             ------------    ------------


Capital lease obligation, net of current portion .........           --              --
Deferred lease concession, net of current portion ........          1,017           3,875
                                                             ------------    ------------

   Total liabilities
                                                                  709,966         696,915
                                                             ------------    ------------


Stockholders' equity
   Preferred stock
     Series A, 12% Convertible Cumulative; $10
par value; preferred as to dividends and liquidation;
56,075 shares authorized and 53,125 shares issued and
     outstanding for July 31 and April 30, 2002 ..........        531,250         531,250
   Common stock, par value $.001 per share,50,000,000
     shares authorized and 8,514,459 shares
     issued and outstanding for July 31 and
April 30, 2002 ...........................................          8,514           8,514
   Additional paid-in capital
                                                                5,397,598       5,397,598
   Accumulated deficit ...................................     (6,194,459)     (6,147,111)
                                                             ------------    ------------


   Total stockholders' equity ............................       (257,097)       (209,749)
                                                             ------------    ------------


Total liabilities and stockholders' equity ...............   $    452,869    $    487,166
                                                             ============    ============

See notes to consolidated financial statements

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations

                                                           July 31,
                                                        2003         2002
                                                        ----         ----

Revenue
  Food and beverage .............................   $ 532,647    $ 507,115
  Merchandise, memorabilia, and consulting fees .       7,163        8,133
  Interest income ...............................         104        1,180
  Other income ..................................       3,281        1,654
                                                    ---------    ---------
                                                      543,195      518,082


Costs and expenses
  Cost of food and beverage sales\ ..............     159,052      120,513
  Cost of merchandise and memorabilia ...........       7,562       21,897
  Restaurant payroll and related costs ..........     179,402      181,347
  Restaurant occupancy costs ....................      67,366       72,402
  Other restaurant costs ........................     100,127       87,066
  General and administrative ....................      64,929       98,183
  Depreciation and amortization .................      12,105       12,105
  Interest ......................................        --             50
                                                      590,543      593,563
                                                    ---------    ---------


Operating income (loss) before income tax expense     (47,348)     (75,481)

Income tax expense ..............................        --           --


Net loss ........................................     (47,348)     (75,481)

Less preferred stock dividends ..................     (15,938)     (15,938)
                                                    ---------    ---------


Net income (loss) available to common
  stockholders ..................................   $ (63,286)   $ (91,419)
                                                    =========    =========


Basic earnings (loss) per share .................   $   (0.01)   $   (0.01)
                                                    =========    =========


Earnings (loss) per common share - assuming
  dilution ......................................   $   (0.01)   $   (0.01)
                                                    =========    =========

See notes to consolidated financial statements

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                Increase (Decrease) in Cash and Cash Equivalents
                       For the three months ended July 31

                                                              2003         2002
Cash flows from operating activities:
  Net loss ...........................................   $ (47,348)   $ (75,481)
  Adjustments to reconcile net income to net
  cash provided (used) by operating activities:
   Depreciation and amortization .....................      12,104       12,104
   Changes in assets and liabilities:
     Accounts receivable .............................        --             54
     Inventories .....................................      (3,179)      (3,300)
     Prepaid expenses ................................         560        1,297
     Accounts payable ................................         317       48,436
     Other accrued expenses ..........................      14,551        6,531
     Deferred revenues ...............................        --        (35,340)
     Deferred lease concessions ......................      (1,817)      (1,090)
Net cash provided (used) by  operating activities ....     (24,812)     (46,789)

Cash flows from investing activities:
    Stock subscriptions ..............................       5,000
    Purrchases of property and equipment .............      (2,930)      (5,298)
Net cash (used) by investing activities ..............      (2,930)        (298)

Cash flows from financing activities:
   Principal payments on capital lease ...............        --         (1,929)

Net increase (decrease) in cash and
  cash equivalents ...................................     (27,742)     (49,016)

Cash and cash equivalents at beginning of year .......     195,101      449,282
Cash and cash equivalents at July 31 .................   $ 167,359    $ 400,266

Supplemental disclosures of cash flow information:
   Cash paid during the year for interest ............   $   --              50
                                                                      ---------

See notes to consolidated financial statements

                             CHAMPIONS SPORTS, INC.

                   Notes to Consolidated Financial Statements

                                  July 31, 2003

Summarized Financial Information

Company or group of companies for which report is filed:

CHAMPIONS Sports, Inc. and Subsidiaries

     The consolidated balance sheet as of July 31, 2003, the consolidated statements of operations and the consolidated statements of cash flows for the three months ended July 31, 2003 and July 31, 2002 have been prepared by the company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at July 31, 2003 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 10-KSB as of April 30, 2003. The results of operations for the period ended July 31, 2003 are not necessarily indicative of the operating results for the full year.

     The Company's independent auditor has expressed substantial doubt the Company can continue as a going concern, as of April 30, 2003. The Company is facing a most severe liquidity problem and has reduced it general and administrative expense to conserve cash. The Company continues to review and evaluate its operations and priorities. The Company is actively pursuing merger or acquisition candidates to meet its liquidity needs. There is no assurance that the Company will be able to structure a merger or acquisition on terms satisfactory to the Company

     Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Results of Operation

     For the three months ended July 31, 2003, the Company's net loss was $47,348 and the net loss available to common shareholders was $63,286, ($0.01) per common share. The Company's' total assets decreased by $34,297 to $452,869 from $487,166 at April 30, 2003.

     For the three months ended July 31, 2002, the Company's net loss was $75,481, and the net loss available for common shareholders was $91,419, ($0.01) per common share. The Company's total assets decreased by $53,874 to $731,815 from $785,689 at April 30, 2002.


Revenues

     The Company's total revenues were $543,195 for the three months ended July 31, 2003 versus $518,082 for the three-month period ended July 31, 2002, an increase of $25,113 or 4.8%. By component, food and beverage sales increased 5.0% from the previous year. This increase in food and beverage sales is attributed to an increase in customer volume. Merchandise, memorabilia and consulting revenues were $7,163 for the three months ended July 31, 2003 compared to $8,133 for the three months ended July 31, 2002 Interest income was less than 1.0% of the Company's total revenue for both comparable periods. Other income also represented less than 1.0% of total revenues for the three months ended July 31, 2003 and 2002.

Expenses

     Cost of food and beverage was 29.9% and 23.8% of related sales for the three months ended July 31, 2003 and 2002. This increase is attributed to higher wholesasle prices, as there was no increases in selling prices during the three month period. Cost of merchandise and memorabilia sales for the three months ended July 31, 2003 was $7,562 compared to $21,897 in the preceding year. Restaurant payroll and related costs were 33.7% of related food and beverage sales for the three months ended July 31, 2003 and 35.8% for the three months ended July 31, 2002. Restaurant occupancy costs were $67,366 or 12.6% of food and beverage sales compared to $72,402 or 14.3% of related sales during the three months ended July 31, 2002. This decrease in occupancy costs is attributed to the percentage paid to the landlord in common area charges and base rent. Other restaurant costs were 18.8% of related food and beverage sales for the three months ended July 31, 2003 compared to 17.7% of related sales during the three months ended July 31, 2002. General and administrative expense for the Company's corporate office was 12.0% of the Company's total revenues for the three months ended July 31, 2003 compared to 18.9 % of total revenues for the three months ended July 31,2002. Depreciation and amortization expense were constant at approximately 2.2% of the Company's total revenues during each comparable period.


Liquidity and Capital Resources

     The Company's cash position as of July 31, 2003 was $167,359 compared to $195,101 on April 30, 2003, a decrease of $27,742. For the three month period, the Company's operations used $24,812 in cash in excess of revenues. The Company purchased equipment for it San Antonio location for $2,930. The Company met its liquidity needs during the period from its cash reserves and cash flow provided from its San Antonio location.

     The Company's cash position as of July 31, 2002 was $400,266 compared to $449,282 on April 30, 2002, a decrease of $49,016. For the three month period, the Company's operations used $46,789 in cash in excess of revenues. The Company received $5,000 from a common share subscription. The Company purchased equipment for its restaurant in San Antonio totaling $5,298 and finished paying for a capital lease of $1,929. The Company met its liquidity needs during the period from its revenues, cash reserves and cash flow provided from its San Antonio location.

     The Company's working capital was a negative $504,385 on July 31 2003 and a negative $463,353 on April 30, 2003.

     Stockholder's equity was a negative $257,097 as of July 31, 2003 compared to a negative $209,749 as of April 30, 2003.


Other

     The Company's independent auditor has expressed substantial doubt the Company can continue as a going concern. The Company is facing a severe liquidity problem and has reduced it general and administrative expense to conserve cash. The Company continues to review and evaluate its operations and priorities. The Company is actively pursuing merger or acquisition candidates to meet its liquidity needs. There is no assurance that the Company will be able to structure a merger or acquisition on terms satisfactory to the Company.


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






Item 4.     CONTROLS AND PROCEDURES
     Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in Company's reports under the Securities Exchange Act of 1934, such as this Form 10Q-SB, is reported in accordance with the Securities and Exchange Commission's rules. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

     Within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to the Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be in the Company's periodic SEC filings. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

     Certifications of the Chief Executive Officer and Chief Financial Officer regarding, among other items, disclosure controls and procedures are included immediately after the signature section of this Form 10Q-SB.

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

                                    CHAMPIONS Sports, Inc.




                                    /s/ James Martell
                                    -----------------
                                    James Martell
                                    Chairman, President and
                                    Chief Executive Officer



                                    /s/ James E. McCollam
                                    ---------------------
                                    James E. McCollam
                                    Corporate Secretary, Chief Accounting
                                    Officer and Controller


September 12 2003

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER

                            Section 302 Certification

I, JAMES MARTELL, certify that:

     (1) I have reviewed this quarterly report on Form 10Q-SB of CHAMPIONS SPORTS, INC., a Delaware corporation (the "registrant");

     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     (6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  September 12, 2003

                                             By: /s/ JAMES MARTELL
                                                 -----------------------
                                                 JAMES MARTELL
                                                 Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER

                            Section 302 Certification

I, JAMES E. MCCOLLAM, certify that:

     (1) I have reviewed this quarterly report on Form 10Q-SB of CHAMPIONS SPORTS, INC., a Delaware corporation (the "registrant");


     (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.


     (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     (6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  September 12, 2003

                                           By: /s/ JAMES E. McCOLLAM
                                              -------------------------
                                               JAMES E. McCOLLAM
                                               Chief Financial Officer