Form 10QSB/A
period 2003-07-31
CHAMPIONS SPORTS INC
filed 2003-10-03
CIK 771856

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

Date:  September 12, 2003

                                           By: /s/ JAMES E. McCOLLAM
                                              -------------------------
                                               JAMES E. McCOLLAM
                                               Chief Financial Officer

     The  following  certification  will not be deemed  "filed" for  purposes of
Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor will the certification be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.


                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     I, James  Martell,  President  and Chief  Executive  Officer  of  Champions
Sports,  Inc.  (the  "Company"),   certify,   pursuant  to  Section 906  of  the
Sarbanes-Oxley Act of 2002, that, to my knowledge:



     1. The accompanying Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended July 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


September 12, 2003                         /s/ James Martell
                                           James Martell
                                           President and Chief Executive Officer

     A signed original of the above certification has been provided to Champions Sports. Inc. and will be retained by Champions Sports, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

     The  following  certification  will not be deemed  "filed" for  purposes of
Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liability of that section, nor will the certification be deemed incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the registrant specifically incorporates it by reference.




                  CERTIFICATION OF PRINCIPAL ACCOUNTING OFFICER
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     I, James E. McCollam, Treasurer, Secretary and Principal Accounting Officer of Champions Sorts, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

     1. The accompanying Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended August 11, 2003 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and


     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


September 12, 2003                                 /s/ James E. McCollam
                                                   James E. McCollam
                                                   Treasurer, Secretary and
                                                   Principal Accounting Officer


     A signed original of the above certification has been provided to Champions Sports, Inc. Inc. and will be retained by Champions Sports, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.