Form 10QSB
period 2003-10-31
CHAMPIONS SPORTS INC
filed 2003-12-15
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


Mark One
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     [X] THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2003

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


                               Delaware 52-1401755
                              --------------------
                (State or other jurisdiction of (I.R.S. Employer
                        organization) Identification No.)

              2420 Wilson Boulevard, Suite 214, Arlington, VA 22201
              -----------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip code)

                                 (703) 526-0400
                                 --------------
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     As of December 15, 2003 the Registrant had a total of 8,771,859 shares of common stock outstanding.








                             CHAMPIONS SPORTS, Inc.

                                   FORM 10-QSB

                                      INDEX

                                                                   Page

Part I.  Financial Information

                  Item 1.  Financial Statements

                  Consolidated Balance Sheets as of
                    October 31, 2003 (unaudited) and
                    April 30, 2003                                     3

                  Consolidated Statements of Operations:
                    Three months and six months ended
                    October 31, 2003, and October 31, 2002,
                          (unaudited)                                  4

                  Consolidated Statements of Cash Flows:
                     Six months ended October 31, 2003, and
                    October 31, 2002 (unaudited)                       5

                  Notes to Consolidated Financial Statements           6

                  Item 2.  Management's Discussions and
                         Analysis of Financial Condition
                           and Results of Operations                   7

                  Item 4. Controls and Procedures                      9


Part II. Other Information and Signatures

                  Item 4.   Submission of Matters to a Vote
                                    of Security Holders                9

                  Item 6.  Exhibits and Reports on Form 8-K            9

                  Signatures                                          10



                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                     Assets



                                                                                 October 31      April 30

                                                                                     2003          2003
                                                                                     ----          ----

Current assets
  Cash and cash equivalents ...................................................     $121,377      $195,101
  Inventories .................................................................       27,598        23,750
  Prepaid expenses ............................................................       15,285        10,836
                                                                                      ------        ------

   Total current assets .......................................................      164,260       229,687
Property and equipment
   Furniture and equipment ....................................................      589,437       586,506
  Leasehold improvements ......................................................      584,772       584,772
                                                                                     -------       -------

                                                                                   1,174,209     1,171,278
  Accumulated depreciation and amortization ...................................     (949,060)     (924,851)
                                                                                    --------      --------

                                                                                     225,149       246,427

 Deposits .....................................................................       11,052        11,052
                                                                                      ------        ------

      Total assets ............................................................      400,461       487,166


                       Liabilities and Stockholders' (Deficiency of Net Assets)
Current liabilities
  Accounts payable ............................................................      $73,679       $65,246
  Dividend payable on preferred stock .........................................      389,864       575,192
  Other accrued expenses ......................................................       36,954        49,280
   Current portion of deferred lease concession ...............................        3,322         3,322
                                                                                       -----         -----

    Total current liabilities .................................................      503,819       693,040
Deferred lease concession, net of current portion .............................          968         3,875
                                                                                         ---         -----


      Total liabilities .......................................................      504,787       696,915

Commitments and contingencies
 Stockholders' (deficiency of net assets)
  Preferred stock
     Series A, 12% Convertible Cumulative; $10 par value;
     preferred as to dividends and liquidation;
     56,075 shares authorized and 35,965 and 53,125
     shares issued and outstanding
     at October 31 and April 30, 2003 .........................................      359,650       531,250
  Common stock, par value $.001 per share, 50,000,000 shares authorized and 8,771,859 and 8,514,459 shares issued
     and outstanding at October 31, and April 30, 2003 ........................        8,772         8,514
    Additional paid-in capital ................................................    5,568,940     5,397,598
   Accumulated deficit ........................................................   (6,041,688)   (6,147,111)
                                                                                  ----------    ----------

      Total stockholders' (deficiency of net assets) ..........................     (104,326)     (209,749)
                                                                                    --------      --------

      Total liabilities and stockholders' (deficiency of net
assets) .......................................................................      400,461       487,166
                                                                                     =======       =======

 See notes to consolidated financial statements




                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                    Unaudited


                                                             Three months                    Six months
                                                           ended October 31,              ended October 31,
                                                         2003           2002            2003           2002
                                                               Unaudited                      Unaudited
                                                               ---------                      ---------

Revenue
  Food and beverage .............................     $453,690      $453,810      $986,337      $960,925
  Merchandise, memorabilia, and consulting fees .        5,755        96,543        12,918       104,676
  Interest income ...............................           21           858           125         2,038
  Other income ..................................        1,414         2,249         4,695         3,903
                                                         -----         -----         -----         -----

                                                       460,880       553,460     1,004,075     1,071,542

Costs and expenses
  Cost of food and beverage sales ...............      115,901       107,817       274,953       228,330
  Cost of merchandise and memorabilia ...........        4,852         6,728        12,414        28,625
  Restaurant payroll and related costs ..........      153,575       164,858       332,977       346,205
  Restaurant occupancy costs ....................       62,156        61,981       129,522       134,383
  Other restaurant costs ........................       84,450        92,228       184,577       179,294
  General and administrative ....................       60,399        70,850       125,328       169,033
  Depreciation and amortization .................       12,104        12,104        24,209        24,209
  Interest ......................................         --            --            --              50
                                                          --            --            --              --

                                                       493,437       516,566     1,083,980     1,110,129


Operating income (loss) before income tax expense      (32,557)       36,894       (79,905)      (38,587)
  Income tax expense ............................         --            --            --            --


    Net income  (loss) ..........................      (32,557)       36,894       (79,905)      (38,587)
                                                       -------        ------       -------       -------


Less: preferred stock dividends .................      (10,790)      (10,790)      (21,580)      (21,580)

    Net income (loss) available to common .......      (43,347)       26,104      (101,485)      (60,167)
                                                       =======        ======      ========       =======

      stockholders

Basic earnings (loss) per share .................        (0.00)         0.00         (0.01)        (0.01)
                                                         =====          ====         =====         =====


Earnings (loss) per common share - assuming
  dilution ......................................        (0.00)         0.00         (0.01)        (0.01)
                                                         =====          ====         =====         =====


 See notes to consolidated financial statements


                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                Increase (Decrease) in Cash and Cash Equivalents

                                                         October 31,
                                                      2003           2002
                                                      ----           ----
Cash flows from operating activities:
  Net profit (loss) ..............................     (79,905)    (38,587)
  Adjustments to reconcile net income
  to net cash provided (used) by operating
  activities:
   Depreciation and amortization .................     24,209      24,209
   Changes in assets and liabilities:
     Accounts receivable .........................       --        (5,192)
     Inventories .................................     (3,848)        848
     Prepaid expenses ............................     (4,449)     (2,766)
     Accounts payable ............................      8,433         506
     Other accrued expenses ......................    (12,326)        645
     Deferred revenues ...........................       --      (124,871)
     Deferred lease concessions ..................     (2,907)     (2,180)
                                                                 --------
Net cash provided (used) by
  operating activities ...........................    (70,793)   (147,388)

Cash flows from investing activities:
    Stock subscriptions ..........................       --         5,000
    Purchases of property and equipment ..........     (2,931)     (9,385)
                                                                 --------
Net cash (used) by investing activities ..........     (2,931)     (4,385)

Cash flows from financing activities:
   Principal payments on capital lease ...........       --        (1,929)
                                                                 --------

Net increase (decrease) in cash and
  cash equivalents ...............................    (73,724)   (153,702)

Cash and cash equivalents at beginning of year ...    195,101     449,282
                                                                 --------
Cash and cash equivalents at October 31 ..........    121,377     295,580
                                                                 ========
Supplemental disclosures of cash flow information:
   Cash paid during the year for interest ........       --            50

 See notes to consolidated financial statements

                             CHAMPIONS SPORTS, INC.

                   Notes to Consolidated Financial Statements

                                October 31, 2003

Summarized Financial Information

Company or group of companies for which report is filed:

CHAMPIONS Sports, Inc. and Subsidiaries

     The consolidated balance sheet as of October 31, 2003, the consolidated statements of operations for the three months and six months ended October 31, 2003 and October 31, 2002 and the consolidated statements of cash flows for the six months ended October 31, 2003 and October 31, 2002 have been prepared by the company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at October 31, 2003 and for all periods presented, have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 10-KSB as of April 30, 2003. The results of operations for the period ended October 31, 2003 are not necessarily indicative of the operating results for the full year.

     The Company's independent auditor has expressed substantial doubt the Company can continue as a going concern, as of April 30, 2003. The Company is facing grave liquidity problem and has reduced it general and administrative expense to conserve cash. The Company continues to review and evaluate its operations and priorities. The Company is actively pursuing merger or acquisition candidates to meet its liquidity needs. There is no assurance that the Company will be able to structure a merger or acquisition on terms satisfactory to the Company

     This document contains "forward-looking statements" (within the meaning of the Private Securities Litigation Act of 1995) that inherently involve risk and uncertainties. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of unforeseen external factors. These factors may include, but are not limited to, changes in general economic conditions, the ongoing threat of terrorism, customer acceptance of products offered and other general competitive factors, and the ability to have access to financing sources on reasonable terms. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgment, belief or expectation only as of the date hereof.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations


Results of Operation

     For the six months ended October 31, 2003, the Company's net loss from operations was $79,905 before preferred stock dividends of $21,580, resulting in a net loss available to common shareholders of $101,485. For the three months ended October 31, 2003, the Company's net loss from operations was $32,557 before preferred stock dividends of $10,790, resulting in a net loss available for common shareholders of $43,347.

     For the six months ended October 31, 2002, the Company's net loss from operations was $38,587 before preferred stock dividends of $21,580 resulting in a net loss available to common shareholders of $60,167, ($0.01) per common share. For the three months ended October 31, 2002, the Company's net profit for operations was $36,894 before preferred stock dividends of $10,790 resulting in a net income available for common shareholders of $26,104.

     The  Company's  assets  decreased  to  $400,461  at October  31,  2003 from
$487,166 at April 30, 2003, as a result of the net loss for the six-month period.

Revenues

     The Company's total revenues decreased by 6.3% for the six-month period and decreased 16.7% for the three month period ended October 31, 2003. The Company's total revenues were $1,004,075 and $1,071,542 for the six months ended October 31, 2003 and 2002. By component, food and beverage sales increased 2.6% for the comparable six-month periods. For the three-month period, food and beverage sales were essentially the same for the comparable period. Merchandise and memorabilia sales for the six months ended October 31, 2003 were $12,918 compared to $104,676 in the comparable period. The Company did not provide any sports memorabilia to Marriott International during the six months ended October 31, 2003. The Company provided sports memorabilia to one Marriott Champions location during the six months ended October 31, 2002. Interest income and other income represent 2% or less of the Company's total revenues for the three months and six months ended October 31, 2003 and 2002.

Expenses

     Cost of food and beverage were 27.9% and 23.8% of food and beverage sales of for the six months ended October 31, 2003 and 2002. The increase in the cost of food and beverage is attributed to increase in wholesale prices.
Subsequently, the Company has increased menu prices to reflect the increased costs. Restaurant payroll and related costs decreased to 33.6% from 36.0% of related sales for the six months ended October 31, 2003 and 2002. Restaurant occupancy costs decreased slightly to 13.1% from 14.0% of restaurant sales for the six-month comparable periods. Other restaurant costs were 18.7% of sales for both the comparable periods. General and administrative expenses for the Company's corporate office were $125,328 or 12.5% of the Company's total revenues for the six months ended October 31, 2003 compared to $169,033 or 15.8% for the six months ended October 31, 2002. Depreciation and amortization expense represented 2.5% of the Company's total revenues during each six-month period.



Liquidity and Capital Resources

     The Company's cash position on October 31, 2003 was $121,377 compared to $195,101 on April 30, 2003, as decrease of $73,724. For the six months ended October 31, 2003 the Company's operating activities used $70,793 in cash. The Company replaced aging equipment for it San Antonio Champions restaurant for $2,931.


     The Company's cash position on October 31, 2002 was $295,580 compared to $449,282 on April 30, 2002, a decrease of $153,702. For the six months ended October 31, 2002 the Company's operating activities used $147,388 in cash. The Company used its cash to repay equipment leases for $1,929. The Company purchased equipment for its San Antonio Champions restaurant amounting to $9,385.


     During the six months ended October 31, 2003 and 2002, the Company met its cash needs from its revenues and cash reserves and from cash flow from its San Antonio operation.

     On October 31, 2003 the Company's working capital was a negative $339,559 versus a negative $463,353 on April 30, 2003. The Company is uncertain that it will be able to meet its cash requirements for the next twelve months from its cash reserves and from its operating activities.

     Stockholder's equity increased to $(104,326) as of October 31, 2003 compared to $(209,749) as of April 30, 2003, as a result of the net loss for the six-month period, and the conversion of 17,160 preferred shared to 257,400 common shares.

     The Company continues to review and evaluate its operations and priorities. The Company is actively pursuing merger or acquisition candidates and other financing possibilities to meet its liquidity needs. There is no assurance that the Company will be able to structure a merger or acquisition, or raise additional financing on terms satisfactory to the Company.


Other

     The Company, during the quarter ended October 31, in order possibly facilitate any merger or acquisition or infusion of cash that may help the Company to survive its grave financial situation without which the Company might be forced to discontinue its operations, decided to call and convert its outstanding preferred shares and dividends to common shares and cash at the following exchange: one (1) share of preferred stock converted to 15 shares of Champions Sports, Inc.'s common stock and also $0.01 in cash."


     The Company's independent auditor has expressed substantial doubt the Company can continue as a going concern. The Company is facing a severe and grave liquidity problem and has reduced it general and administrative expense to conserve cash. The Company continues to review and evaluate its operations and priorities. The Company is actively pursuing merger or acquisition candidates to meet its liquidity needs. There is no assurance that the Company will be able to structure a merger or acquisition on terms satisfactory to the Company.


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


Item 4.  Submission of Matters to A Vote of Security Holders

     There were no matters submitted to a vote of Security Holders during the three month period ended October 31, 2003.


Item 6.  Exhibits and Reports on Form 8-K

         None.

                                   SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     CHAMPIONS Sports, Inc.




                                                     __/s/ James M. Martell
                                                      ---------------------
                                                     James M. Martell
                                                     President



                                                     __/s/ James E. McCollam
                                                       ---------------------
                                                     James E. McCollam
                                                     Controller and Chief
                                                     Accounting  Officer


December 13, 2003

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

Date: December 13, 2003

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

Date:  December 13, 2003

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

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     I, James  Martell,  President  and Chief  Executive  Officer  of  Champions
Sports,  Inc.  (the  "Company"),   certify,  pursuant  to  Section  906  of  the
Sarbanes-Oxley Act of 2002, that, to my knowledge:


     1. The accompanying Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended October 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

December 13, 2003                          /s/ James Martell
                                           James Martell
                                           President and Chief Executive Officer

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



                  CERTIFICATION OF PRINCIPAL ACCOUNTING OFFICER
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     I, James E. McCollam, Treasurer, Secretary and Principal Accounting Officer of Champions Sorts, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

     1. The accompanying Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended October 31, 2003 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

December 13, 2003
                                                   /s/ James E. McCollam
                                                   James E. McCollam
                                                   Treasurer, Secretary and
                                                   Principal Accounting Officer


     A signed original of the above certification has been provided to Champions Sports, Inc. Inc. and will be retained by Champions Sports, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.