Form 10QSB
period 2004-01-31
CHAMPIONS SPORTS INC
filed 2004-03-15
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

Mark One
               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           [X ]   THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended         January 31, 2004
         -----------------------------------------------------------

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     As of March 16, 2004 the Registrant had a total of 8,771,859 shares of common stock outstanding.

                             CHAMPIONS SPORTS, Inc.
                                   FORM 10-QSB

                                      INDEX

                                                                     Page

Part I.           Financial Information

                  Item 1. Financial Statements
                  Consolidated Balance Sheets as of
                    January 31, 2004 (unaudited) and
                    April 30, 2003                                      3
                  Consolidated Statements of Operations:
                    Three months and nine months ended
                    January 31, 2004, and  January 31, 2003,
                          (unaudited)                                   4

                  Consolidated Statements of Cash Flows:
                    Nine months ended January 31, 2004, and
                    January 31, 2003 (unaudited)                        5

                  Notes to Consolidated Financial Statements            6

                  Item 2. Management's Discussions and
                           Analysis of Financial Condition
                           and Results of Operations                    7

                  Item 4. Controls and Procedures                       9

Part II.          Other Information and Signatures

                  Item 4. Submission of Matters to a Vote
                           of Security Holders                         10

                  Item 6. Exhibits and Reports on Form 8-K             10

                  Signatures                                           11



                              CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                                    Consolidated Balance Sheets
                                               Assets

                                                                   January 31          April 30
                                                                      2004                2003
                                                                      ------------------------

Current assets
  Cash and cash equivalents                                           $84,703            $195,101
  Inventories                                                          31,201              23,750
  Prepaid expenses                                                     12,224              10,836
                                                                       ------              ------
   Total current assets                                               128,128             229,687

Property and equipment
   Furniture and equipment                                            589,437             586,506
  Leasehold improvements                                              584,772             584,772
                                                                      -------             -------
                                                                    1,174,209           1,171,278
  Accumulated depreciation and amortization                          (961,165)           (924,851)
                                                                     --------            --------
                                                                      213,044             246,427
Deposits                                                               11,052              11,052
                                                                       ------              ------

      Total assets                                                   $352,224            $487,166
                                                                      =======             =======


                      Liabilities and Stockholders' (Deficiency of Net Assets)
Current liabilities
  Accounts payable                                                    $61,422             $65,246
  Dividend payable on preferred stock                                 389,864             575,192
  Other accrued expenses                                               38,173              49,280
   Current portion of deferred lease concession                         2,232               3,322
                                                                        -----               -----
      Total current liabilities                                       491,691             693,040

Deferred lease concession, net of current portion                         968               3,875
                                                                          ---               -----
      Total liabilities                                               492,659             696,915

 Stockholders' (deficiency of net assets)
  Preferred stock
     Series A, 12% Convertible Cumulative;
     $10 par value; preferred as to
     dividends and liquidation; 56,075 shares
     authorized and 35,965 and 53,125
     shares issued and outstanding
     at January 31, 2004 and April 30, 2003                           359,650             531,250
   Common stock, par value $.001 per share, 50,000,000
     shares  authorized  and 8,771,859  and  8,514,459
     shares issued and outstanding at January 31, 2004
     and April 30, 2003                                                 8,772               8,514
    Additional paid-in capital                                      5,576,816           5,397,598
   Accumulated deficit                                             (6,085,673)         (6,147,111)
                                                                   ----------          ----------

      Total stockholders' (deficiency of net assets)                 (140,435)           (209,749)
                                                                     --------            --------

      Total  liabilities and  stockholders'
      (deficiency of net assets)                                     $352,224            $487,166
                                                                     ========            ========



 See notes to consolidated financial statements




                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                                    Unaudited
                                                               Three months                        Nine months
                                                            ended January 31,                   ended January 31,
                                                           2004           2003               2004             2003
                                                                Unaudited                           Unaudited
                                                      ------------------------------    ---------------------------------

 Revenue
   Food and beverage                                  $456,445        $443,847          $1,442,782       $1,404,772
   Merchandise, memorabilia, and consulting fees         4,594           6,713              17,512          111,389
   Interest income                                           8             571                 133            2,609
   Other income                                          1,029           2,052               5,724            5,955
                                                         -----           -----               -----            -----
                                                       462,076         453,183           1,466,151        1,524,725
                                                       -------         -------           ---------        ---------

 Costs and expenses
   Cost of food and beverage sales                    $148,113        $108,810            $423,066         $337,140
   Cost of merchandise and memorabilia                   3,753           6,365              16,167           34,990
   Restaurant payroll and related costs                154,008         172,974             486,985          519,179
   Restaurant occupancy costs                           55,245          47,657             184,767          182,040
   Other restaurant costs                               96,178          86,635             280,755          265,929
   General and administrative                           28,783          61,765             154,111          230,798
   Depreciation and amortization                        12,105          12,105              36,314           36,314
   Interest                                                  -               -                   -               50
                                                       -------         -------           ---------        ---------
                                                       498,185         496,311           1,582,165        1,606,440
                                                       -------         -------           ---------         ---------

 Operating income (loss) before income tax expense     (36,109)        (43,128)           (116,014)         (81,715)

 Income tax expense                                          -               -                   -                -
                                                       -------         -------           ---------         ---------
    Net income  (loss)                                $(36,109)       $(43,128)          $(116,014)        $(81,715)

 Less: preferred stock dividends                             -         (10,790)            (21,580)         (32,370)
                                                       -------         -------           ---------        ---------
    Net income (loss) available to common
      stockholders                                    $(36,109)       $(53,918)          $(137,594)       $(114,085)
                                                      ========        ========           =========        =========

 Basic earnings (loss) per share                        $(0.00)         $(0.01)             $(0.01)          $(0.02)
                                                        ======          ======              ======           ======

 Earnings (loss) per common share - assuming
   dilution                                             $(0.00)         $(0.01)             $(0.02)          $(0.02)
                                                        ======          ======              ======           ======

 See notes to consolidated financial statements


                       CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                        Consolidated Statements of Cash Flows
                   Increase (Decrease) in Cash and Cash Equivalents
                                   January 31
                                                           2004           2003
                                                           ----           ----
 Cash flows from operating activities:
   Net profit (loss)                                   $(116,014)     $(81,715)
   Adjustments to reconcile net income to net cash provided (used) by operating activities:

    Depreciation and amortization                         36,314        36,314
    Changes in assets and liabilities:
      Accounts receivable                                      -            29
      Inventories                                         (7,451)        1,418
      Prepaid expenses                                    (1,388)       (2,088)
      Accounts payable                                    (3,824)      (52,664)
      Other accrued expenses                             (11,107)      (18,309)
      Deferred revenues                                        -      (124,871)
      Deferred lease concessions                          (3,997)       (3,270)
                                                          ------        ------

 Net cash provided (used) by
   operating activities                                 (107,467)     (245,156)
 Cash flows from investing activities:
     Stock subscriptions                                       -         5,000
     Purchases of property and equipment                  (2,931)      (10,901)
                                                          ------       -------

 Net cash (used) by investing activities                  (2,931)       (5,901)
 Cash flows from financing activities:
    Principal payments on capital lease                        -        (1,929)
                                                          ------       -------
 Net increase (decrease) in cash and
   cash equivalents                                     (110,398)     (252,986)
 Cash and cash equivalents at beginning of year          195,101       449,282
                                                         -------       -------

 Cash and cash equivalents at January 31                 $84,703       $196,296
                                                         =======       ========


 Supplemental disclosures of cash flow information:
    Cash paid during the year for interest                    -             50
 See notes to consolidated financial statements

                             CHAMPIONS SPORTS, INC.
                   Notes to Consolidated Financial Statements
                                January 31, 2004


Summarized Financial Information

Company or group of companies for which report is filed:

CHAMPIONS Sports, Inc. and Subsidiaries

     The consolidated balance sheet as of January 31, 2004 the consolidated statements of operations and the consolidated statements of cash flows for the three months and nine months ended January 31, 2004 and January 31, 2003 have been prepared by the company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in cash flow at January 31, 2004 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 10-KSB as of April 30, 2003. The results of operations for the period ended January 31, 2004 are not necessarily indicative of the operating results for the full year.

     The Company's independent auditor, for the year ending April 30, 2003, has expressed substantial doubt the Company can continue as a going concern. The Company is still facing grave liquidity and cash problems as of January 31, 2004 and through the date of the filing of this 10-QSB The Company has reduced its general and administrative expense to conserve cash. The Company continues to review and evaluate its operations and priorities. The Company is actively pursuing merger or acquisition candidates and any other financing possibilities to meet its liquidity needs. There is no assurance that the Company will be able to structure a merger or acquisition on terms satisfactory to the Company or to improve its liquidity. If the situation does not improve, the Company might be forced to discontinue its operations.


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

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

Results of Operation

     For the nine month period ended January 31, 2004, the Company's net loss was $116,014 or ($0.01) per common share as compared to a net loss of $81,715 or ($0.01) per common share for the nine month period ended January 31, 2003. For the nine months ended January 31, 2004 and January 31, 2003, the net loss was from the Company's ongoing operations.

     The Company's assets decreased to $352,224 at January 31, 2004 from $487,166 at April 30, 2003. For the three months ended January 31, 2004 the Company's net loss from its ongoing operations was $36,109 compared to a net operating loss of $43,128 during the three months ended January 31, 2003.

Revenues

     The Company's total revenues decreased 3.8% to $1,466,151 for the nine months ended January 31, 2004 versus $1,524,725 for the nine month period ended January 31, 2003. By component, food and beverage sales increased 2.7% from the previous year for the nine months and 2.8% for the three months period from the previous year. The increase in food and beverage sales is attributed to an increase in menu prices. Merchandise and memorabilia sales for the nine months ended January 31, 2004 decreased to $17,512 compared to $111,389. The Company did not provide any memorabilia and consulting services to Marriott International during the nine month period ended January 31, 2004. For the three months ended January 31, 2004 and 2003, merchandise and memorabilia sales were approximately 1% of the Company's total revenues. For the nine months ended January 31, 2003 and 2002, other income was less than 1% of the Company's total revenues. Interest income in all comparable periods was also less than 1% the Company's total revenue.


Expenses

     Cost of food and beverage increased to 29.3% of related sales compared for the nine months ended January 31, 2004 compared to 24.0% related sales for the comparable period. This is attributed to higher prices at the wholesale level. Cost of merchandise and memorabilia sales for the nine months ended January 31, 2004 was $16,167 compared to $34,990 in the preceding year. Restaurant payroll and related costs were 33.8% of related food and beverage sales contrasted to 37.0% for the nine months ended January 31, 2003. Restaurant occupancy costs were $184,767 for the nine months and $55,245 for the three months ended January 31, 2004 compared to $182,040 for the nine months and $47,657 for the three month comparable period in 2003. The increase in occupancy costs it attributed to an increase in real estate taxes and common area charges passed on by the landlord. Other restaurant costs were 19.5% of food and beverage sales for the nine months and 21.1% of food and beverage sales for the three months ended January 31, 2004 compared to 18.9 of food and beverage sales for the comparable nine month and 19.5% for the three months in 2003. General and administrative expense was $154,111 for the nine months ended January 31, 2004 compared to $230,798 for the nine months ended January 31, 2003. Depreciation and amortization expense accounted for approximately 2.5 % of the Company's total revenues during the nine months ended January 31, 2004 and 2003 and during the three months ended January 31, 2004 and 2003.

Liquidity and Capital Resources

     The Company's cash position on January 31, 2004 decreased by $110,398 to $84,703 from $195,101 on April 30, 2003. For the nine months ended January 31, 2004, the Company's ongoing operations used cash totaling $107,467. For the comparable period ending January 31, 2003, the Company's ongoing operations used cash of $245,156. For the nine months ended January 31, 2004, the Company purchased equipment for its San Antonio location for $2,931. During the nine months ended January 31, 2003, the Company purchased equipment for its San Antonio CHAMPIONS for $10,901.

     The Company met its cash needs during the nine months ended January 31, 2004 and 2003 from its revenues and from cash flow from its San Antonio, Texas operation. The Company is facing liquidity problems and is uncertain that it will be able to continue operations with out an infusion of cash. The Company continues to review and evaluate its operations and priorities. The Company is actively pursuing merger or acquisition candidates and other financing possibilities to meet its liquidity needs. There is no assurance that the Company will be able to structure a merger or acquisition, or raise additional financing on terms satisfactory to the Company to improve its liquidity.


     The Company's working capital was a negative $373,078 on January 31, 2004 and negative $463,353 on April 30, 2003.

     Stockholder's equity was a negative $149,950 as of January 31, 2004 compared to a negative $209,749 as of April 30, 2003.

Other

     The Company's independent auditor, for the year ending April 30, 2003, has expressed substantial doubt the Company can continue as a going concern. The Company is still facing grave liquidity and cash problems as of January 31, 2004 and through the date of the filing of this 10-QSB The Company has reduced its general and administrative expense to conserve cash. The Company continues to review and evaluate its operations and priorities. The Company is actively pursuing merger or acquisition candidates and other financing possibilities to meet its liquidity needs. There is no assurance that the Company will be able to structure a merger or acquisition on terms satisfactory to the Company or to improve its liquidity. If the situation does not improve, the Company might be forced to discontinue its operations. The Company's Board of Directors voted to defer the annual meeting of shareholders and to cancel the payment of the annual dividend on the Company's 12% Preferred Stock to preserve the Company's cash position. The Board of Directors granted to James Martell, Chairman, President, and Chief Executive Officer of Champions Sports, Inc., an option to purchase 8,000,000 shares of the Company's restricted shares pursuant to Rule 144.

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


March 16, 2004

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


Date: March 16, 2004

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


Date:  March 16, 2004

                                           By:/s/ JAMES E. McCOLLAM
                                              -------------------------
                                               JAMES E. McCOLLAM
                                               Chief Financial Officer

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

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     I, James  Martell,  President  and Chief  Executive  Officer  of  Champions
Sports,  Inc.  (the  "Company"),   certify,  pursuant  to  Section  906  of  the
Sarbanes-Oxley Act of 2002, that, to my knowledge:


     1. The accompanying Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended January 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



March 16, 2004             /s/ James Martell
                               James Martell
                               President and Chief Executive Officer

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



                  CERTIFICATION OF PRINCIPAL ACCOUNTING OFFICER
            PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     I, James E. McCollam, Treasurer, Secretary and Principal Accounting Officer of Champions Sorts, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

     1. The accompanying Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended January 31, 2004 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and
     2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


March 16, 2004
                                       /s/ James E. McCollam
                                           James E. McCollam
                                           Treasurer, Secretary and
                                           Principal Accounting Officer


     A signed original of the above certification has been provided to Champions Sports, Inc. Inc. and will be retained by Champions Sports, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.