Form 10KSB
period 2004-04-30
CHAMPIONS SPORTS INC
filed 2004-07-27
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


          Mark One
                    [X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended April 30, 2004

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




     Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form10-KSB. [X]


     For the year ended April 30, 2004, the revenues of the registrant were $1,999,173

     The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant based on the average bid and asked price on July 15, 2004, was approximately $422,000.

     As of July 15, 2004, the Registrant had a total of 8,824,658 shares of common stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                TABLE OF CONTENTS

PART I
Special Note Regarding Forward-Looking Statements .........................    3
Item 1.  Business .........................................................    3
Item 2.  Property .........................................................    9
Item 3.  Legal Proceedings ................................................    9
Item 4.  Submission of Matters to a Vote of Security Holders ..............    9

PART II
Item 5.  Market for Common Equity and Related Stockholder Matters .........    9
Item 6.  Management's Discussion and Analysis or Plan of Operation ........   11
Item 7.  Financial Statements and Supplementary Data ......................   15
Item 8.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure .............................   15
Item 8A. Controls and Procedures ..........................................   15

PART III
Item 9.  Directors, Executive Officers, Promoters and Control
          Persons, Compliance with Section 16(a) of the Exchange Act ......   16
Item 10. Executive Compensation ...........................................   17
Item 11. Security Ownership of Certain Beneficial Owners
          and Management ..................................................   19
Item 12. Certain Relationships and Related Transactions ...................   20
Item 13. Exhibits and Reports on Form 8-K .................................   20
Item 14. Principal Accountant Fees and Services ...........................   20

Report of Independent Accountants and Financial Statements ...............F1-F19
Signatures ................................................................   43
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ...   44
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ...   46
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ...   47

                                     PART I

                SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

     This document contains "forward-looking statements" (within the meaning of the Private Securities Litigation Act of 1995) that inherently involve risk and uncertainties. The Company generally uses words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. One should not place undue reliance on these forward-looking statements. The Company's actual results could differ materially from those anticipated in the forward-looking statements for many unforeseen factors, which may include, but are not limited to, changes in general economic conditions, the ongoing threat of terrorism, customer acceptance of products offered, other general competitive factors, ability to have access to financing sources on reasonable terms and other risks that are described in this document. Although the Company believes the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and the Company's future results, levels of activity, performance or achievements may not meet these expectations. The Company does not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in the Company's expectations, except as required by law.

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

     On January 16, 1986, the Company acquired 100% of the outstanding shares of CHAMPIONS Sports International, Inc. ("CSII"), in exchange for 195,555,555 shares of the Company's Common Stock. In February, 1986, International Group, Inc. changed its name to CHAMPIONS Sports, Inc. Between 1987 and 1988, most of the original warrants issued in September 1985 were exercised by stockholders and consequently the Company received additional capital of $2,356,268. On September 12, 1989, CSII was merged with and into the Company, with the Company as the surviving corporation. In November 1991, the Company effected a reverse split of its outstanding shares on a 1 for 100 basis. In November 1992, the Company completed a public offering of 350,000 Shares of Series A 12% Cumulative Convertible Preferred Stock. In March 1993, the Company completed an exchange offer converting all, except 64,575 preferred shares, into 2,171,657 shares of common stock. Subsequently, through FY 2002, an additional 11,450 preferred shares were converted to 53,930 shares of common stock and in FY 2004, 20,675 preferred shares were converted to 310,199 shares of common stock.

     The Company is a licensee of one CHAMPIONS Sports Bar Restaurant and the exclusive supplier of sports memorabilia and consultant to Marriott
International, Inc. (Marriott). Effective November 1997, the Company sold the rights to the CHAMPIONS brand to Marriott and became an exclusive supplier of sports memorabilia and a consultant to all new managed Marriott and Renaissance Hotel sports bar restaurants worldwide. At April 30, 2004, the Company owns one CHAMPIONS Sports Bar Restaurant in San Antonio, Texas that is licensed, royalty free, from Marriott.

            (b) Current Business Plan

     In addition to operating the present ongoing business of the Company, see Description of the Operating Business in Item I(c) below, the current business plan for the Company is to actively pursue opportunities whereby the Company will primarily serve as a vehicle for the acquisition of a target business that the Company believes will have significant growth potential. The Company intends to use its capital stock, to effect a business combination with a private company that desires to establish a public trading market for its securities while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, loss of voting control and other burdens including significant professional fees. The business combination may be with a financially stable, mature company or a company that is financially unstable or in its early stages of development or growth.

     In seeking to attain this business objective, the Company will not restrict its search to any particular industry. Rather, the Company may investigate businesses of essentially any kind or nature and participate in any type of business that may, in management's opinion, meet the business objectives as described in this document. The Company emphasizes that the description in this document of its business objectives is extremely general and is not meant to restrict the discretion of management to search for and enter into potential business opportunities.

     The Company has not chosen the particular business in which the Company will engage in and has not conducted any market studies with respect to any business or industry to evaluate the possible merits or risks of the target business or the particular industry in which the Company may ultimately operate. To the extent that the Company may enter into a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, The Company will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that the Company may enter a business combination with an entity in an industry characterized by a high level of risk, the Company will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries that experience rapid growth. In addition, although the Company will endeavor to evaluate the risks inherent in a particular industry or target business, the Company cannot give assurance that the Company will properly ascertain or assess all significant risk factors.

     The Company anticipates that target business candidates will be brought to its attention from various unaffiliated sources, including but not restricted to, investment bankers, venture capitalists, securities broker-dealers, bankers and other members of the financial community, who may present solicited or unsolicited proposals. Company's officers and directors and their affiliates may also bring to the Company's attention target business candidates. While the Company does not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal or basis, the Company may engage such firms in the future, in which event, the Company may pay a finder's fee or other compensation for such introductions if they result in consummated transactions. These fees are customarily between 1% and 5% of the size of the overall transaction, based upon a sliding scale of the amount involved.

     The Company's management will have significant flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, the management will consider, among other factors, the following:

     o the financial condition and results of operation of the target;

     o the growth potential of the target and that of the industry in which the target operates;

     o the experience and skill of the target's management and availability of additional personnel; o the capital requirements of the target;

     o the competitive  position of the target;

     o the stage of development that the target's products, processes or services are at;

     o the degree of current or potential market acceptance of the target's products, processes or services;

     o proprietary features and the degree of intellectual property or other protection of the target's products, processes or services;

     o the regulatory environment of the industry in which the target operates;

     o the prospective equity interest in, and opportunity for control of, the target; and

     o the costs associated with effecting the business combination.


     These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by management in connection with effecting a business combination consistent with Company's business objective.

     In connection with Company's evaluation of a prospective target business, the Company anticipates that it will conduct due diligence review that will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as a review of financial or other information that will be made available to the Company.

     The Company will endeavor to structure a business combination so as to achieve the most favorable tax treatment to the Company, the target business and both of the companies' stockholders. There can be no assurance, however, that the Internal Revenue Service or appropriate state tax authority will agree with the tax treatment of the business combination.

     Until the Company is presented with a specific opportunity for a business combination, the Company is unable to ascertain with any degree of certainty the time and costs required to select and evaluate a target business and to structure and complete the business combination. Any costs incurred in connection with the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to the Company and will reduce the amount of capital otherwise available to complete a business combination.

     Although the Company intends to carefully scrutinize the management of a prospective target business before effecting a business combination, the Company cannot give assurance that its assessment of the target's management will prove to be correct, especially in light of the possible inexperience of Company's management in evaluating certain types of businesses. In addition, the Company cannot give assurance that the target's future management will have the necessary skills, qualifications or abilities to manage a public company intending to embark on a program of business development. Furthermore, the future role of Company's officers and directors, if any, in the target business cannot presently be stated with any certainty. It is possible that one or more of the Company's officers and directors will remain associated in some capacity with the Company following a business combination and will devote their efforts to the affairs of the new business combination. Moreover, the Company cannot give assurance that its officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

     The Company may seek to recruit additional managers to supplement the incumbent management of the target business. The Company, however, cannot give assurance that it will be able to recruit additional managers who have the requisite skills, knowledge or experience necessary to enhance the incumbent management.


     The Company expects to encounter intense competition from other entities having a similar business objective. Many of these entities, including financial consulting companies and venture capital firms, have longer operating histories and have extensive experience in identifying and effecting business combinations, directly or through affiliates. Many of these competitors possess significantly greater financial, technical and other resources. The Company cannot give assurance that it will be able to effectively compete with these entities. In the event the Company is unable to compete effectively with these entities, the Company may be forced to evaluate less attractive prospects for a business combination. If the Company is forced to evaluate these less attractive prospects, the Company cannot give assurance that the stated business objectives will be met.


                (c) Description of the Operating Business.

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



                  2.       Operations

     As of the end of the fiscal year, the Company was engaged in the following types of operations:

         (i) Company-Owned Operation

     The Company currently operates one Company-owned restaurant. This location is licensed from Marriott, royalty free, to use the name CHAMPIONS pursuant to a licensing agreement signed in FY 1998. This CHAMPIONS sports bar restaurant has been in operation since 1989 and is located in the River Center Mall in San Antonio, Texas. The San Antonio restaurant provided approximately 99% of the Company's revenues for FY 2004, as reflected in the consolidated financial statements included herein.

         (ii) Supplier of Sports Memorabilia and Consulting Services to Marriott

     In November 1997, the Company sold the rights to the CHAMPIONS brand to Marriott and became a licensee of CHAMPIONS Sports Bar Restaurants and an exclusive supplier of sports memorabilia and a consultant to all new managed Marriott and Renaissance Hotel sports bar restaurants worldwide. Under the terms of this agreement, Marriott is required to purchase sports memorabilia and for the Company to serve as a consultant for each new CHAMPIONS or like sports bar restaurant that opens in a new Marriott or Renaissance Hotel worldwide at the same prescribed prices (with increases pegged to the Consumer Price Index) as paid to the Company by Marriott in its previous agreement, except that Marriott does not pay any annual fees as before. In FY 2004, the Company provided no sports memorabilia and consulting services to any Champions Sports Bar Restaurants pursuant to the 1997 agreement with Marriott.


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


     As part of the current business plan, in addition to, operating the present ongoing Company business, the Company is actively pursuing opportunities whereby the Company will primarily serve as a vehicle for the acquisition of a target business that the Company believes will have significant growth potential, The Company expects to encounter intense competition from other entities having a similar business objective. Many of these entities, including financial consulting companies and venture capital firms, have longer operating histories and have extensive experience in identifying and effecting business combinations, directly or through affiliates. Many of these competitors possess significantly greater financial, technical and other resources. The Company cannot give assurance that it will be able to effectively compete with these entities. In the event the Company is unable to compete effectively with these entities, the Company may be forced to evaluate less attractive prospects for a business combination. If the Company is forced to evaluate these less attractive prospects, the Company cannot give assurance that the stated business objectives will be met.



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

                  6.        Employees


     As of April 30, 2004, the Company had 2 employees in its corporate office in Arlington, Virginia and 46 employees (both management and hourly) at its San Antonio restaurant.


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

                                                     Common Stock

                                            High                       Low

Fiscal 2004                                   $                         $

         First Quarter                       0.04                      0.01
         Second Quarter                      0.01                      0.01
         Third Quarter                       0.03                      0.01
         Fourth Quarter                      0.05                      0.01


                                             High                      Low
Fiscal 2003                                   $                         $

         First Quarter                       0.06                      0.01
         Second Quarter                      0.04                      0.02
         Third Quarter                       0.04                      0.01
         Fourth Quarter                      0.03                      0.01


                  (b) Approximate Number of Holders of Common Stock and the Preferred Stock.

     The number of holders of record of the Company's common stock as of July 15, 2004 was 2,164 and the Company estimates that there are approximately 3,000 additional beneficial shareholders. There is one beneficial holder of the Company's preferred stock as of July 15, 2004.

                  (c) Dividends.

     Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's common stock and no dividends are anticipated to be paid in the foreseeable future. Any future decisions as to the payment of dividends will be at the discretion of the Company's Board of Directors, subject to applicable law. From November 1994 through November 2002, the Company's Board of Directors voted each year to defer payment of the annual dividend on the Series A, 12% Cumulative Preferred Stock, in order to preserve the Company's cash reserves and in November 2003 cancelled the payment of the annual dividend on the Series A, 12% Cumulative Preferred Stock.

Item 6.            Management's Discussion and Analysis of Financial Condition
                        and Results of Operations.

     THERE IS SUBSTANTIAL DOUBT ABOUT THE COMPANY'S ABILITY TO CONTINUE AS A GOING CONCERN DUE TO RECURRING LOSSES AND WORKING CAPITAL SHORTAGES, WHICH MEANS THAT THE COMPANY MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS IT OBTAINS ADDITIONAL FUNDING. THE COMPANY IS ACTIVELY PURSUING MERGER OR ACQUISITION CANDIDATES AND OTHER FINANCING POSSIBILITIES TO MEET ITS LIQUIDITY NEEDS. THERE IS NO ASSURANCE THAT THE COMPANY WILL BE ABLE TO
     STRUCTURE A MERGER OR ACQUISITION, OR RAISE ADDITIONAL FINANCING TO CONTINUE OPERATIONS ON TERMS SATISFACTORY TO THE COMPANY.

                  (a) Results of Operations for Fiscal Years 2004 and 2003.

1.       Revenues


     For the fiscal year ended April 30, 2004, the Company's revenues decreased slightly from $2,006,406 to $1,999,173.

     By component, food and beverage sales increased 5.3% to $1,981,113 from to $1,882,118. The Company attributes the increased food and beverage sales to an increase in menu prices in the first quarter of 2004 and to a slight increase in customer volume. The food to beverage ratio for the San Antonio location was approximately 60% to 40% for both comparable years. Food and beverage sales accounted for 99% and 93.8% of the Company's total revenue in the comparable periods.

     For the fiscal year ended April 30, 2003, the Company's revenues decreased 6.6% to $2,006,406 from $2,147,995 in FY 2002.

     Revenues from merchandise and memorabilia sales and consulting fees accounted for less than 1% of the Company's total revenue in FY 2004 compared to 5.79% in FY 2003. Sales of memorabilia are directly tied to the number of new Champions locations that open during the fiscal year. In FY 2004, the Company did not provide any sports memorabilia to any Champions locations. In FY 2003, the Company provided sports memorabilia to one Champions location. During FY 2004 and FY 2003, the Company other revenues accounted for less than 1% of its total revenues.

                           2.       Expenses

     The Company's cost of food and beverage was 29.6% for FY 2004 and 24.6% for FY 2003.

     Restaurant payroll and related costs were 32% of food and beverage sales in FY 2004 and 35.3% of related sales in FY 2003. Restaurant occupancy costs for FY 2004 were 12.7% of food and beverage sales compared to 13.3% in FY 2003.


     Other restaurant costs decreased as a percentage of food and beverage sales at 20.3% for FY 2004 compared to 21.5% for FY 2003 General and administrative costs incurred in FY 2004 were $169,143 and $280,847 in FY 2003.The primary components of G&A expenses are operating the Company's corporate office, including salaries. The decrease in G&A expense is attributed to the executive officers of the Company ceasing to receive their salaries effective January 2004. Interest expense in both FY 2004 and 2003 was immaterial.

             The Company has undertaken significant expense reduction actions in FY 2004 in order to preserve the Company's cash. Its corporate officers have not taken any salaries since December 2003. The Company is continually evaluating other cost reductions.


                               3. Profits / Losses

     For FY 2004, the Company's loss was $107,687 from its operations before dividends accrued on the outstanding preferred stock of $21,580, producing a net loss for common shareholders of $129,267, or $0.01 per common share. The San Antonio Champions location produced a net profit of $68,934.

     For FY 2003, the Company's loss was $145,994 from its operations before dividends accrued on the outstanding preferred stock of $63,750, producing a net loss for common shareholders of $209,744

         (b) Liquidity and Capital Resources for Fiscal Years 2004 and 2003

     We are currently experiencing a severe shortage of working capital.

     The Company's cash position on April 30, 2004 was $120,116 compared to $195,101 on April 30, 2003, a decrease of $74,985.

     During FY 2004, the Company's operating activities used cash of $67,693. The Company used cash to purchase equipment for its San Antonio restaurant for $2,931. The Company's operating activities and cash reserves were sufficient to meet its cash requirement during FY 2004.

     During FY 2003, The Company's operating activities used cash of $248,117. The Company purchased equipment for its San Antonio Champions location for $9,135 and repaid a capital lease for $1,929. The Company's operating activities and cash reserves were sufficient to meet its cash requirement during FY 2003.

     The Company's working capital as of April 30, 2004 was a negative $304,695 contrasted to a negative $463,353 on April 30, 2003.

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


                  (c) Miscellaneous for Fiscal Years 2004 and 2003


     Stockholders' equity on April 30, 2004 was a negative $92,704 compared to a negative $209,749 on April 30, 2003. The Company's Board of Directors voted in FY 2004 to cancel the payment of the annual dividend on the Series A, 12%, Cumulative Preferred Stock in order to preserve the Company's cash reserves. In FY 2003 the Company's Board of Directors voted to defer payment of the 12% annual dividend of the Company's preferred stock This dividend was cumulative and was recorded on the Company's balance sheet as a current liability. In addition, in FY 2004 and 2003, the Board of Directors voted to defer the annual meeting of shareholders in order to preserve the Company's cash reserves.

Impact of inflation

     Inflationary factors have not had a significant effect on the Company's operations

Risk factors

     The risks and uncertainties described below are not the only ones facing the Company. Additional risks not presently known or that the Company currently considers being insignificant may also impair the Company's business operations in the future. The Company's business, financial condition and plan of operations could be materially adversely affected by any of the following risks.

               o The Company had a loss for the year ended April 30, 2004 and there is substantial doubt about the Company's ability to continue as a going concern due to recurring losses and working capital shortages, which means that the Company may not be able to continue operations unless it obtains additional funding or merges with or is acquired by another company. The Company is actively pursuing merger or acquisition candidates and other financing possibilities to meet its liquidity needs. There is no assurance that the Company will be able to structure a merger or acquisition, or raise additional financing to continue operations on terms satisfactory to the Company.

               o The loss of the services of the Company's key employee, James Martell, the Company's Chairman, President and CEO, may have a material adverse affect on the Company's business, financial condition and its ability to obtain additional funding or structuring a merger or acquisition.

               o The Company may, in the future, issue additional shares of the Company's common stock, which would reduce shareholders' percent of ownership and may dilute their share value. The Company's Articles of Incorporation authorize the issuance of 50,000,000 shares of common stock, par value $.001 per share. As of July 25, 2004 the Company had 8,824,658 shares of common stock issued and outstanding. The future issuance of all or part of the remaining authorized common stock may result in substantial dilution in the percentage of the common stock held by the Company's then existing shareholders. The Company may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by the shareholders, and might have an adverse effect on any trading market for the Company's common stock.

               o The Company's common stock may be affected by sporadic or limited trading volume and may fluctuate significantly. Although the Company's common stock has been continually traded publicly since 1985, and at times actively, it can be currently considered to be trading on a sporadic or limited basis on the OTC Bulletin Board in comparison to the NASDAQ National Market, the American Stock Exchange, New York Stock Exchange and other national securities exchanges and there can be no assurance that an active trading market for the common stock will develop. As a result, this could adversely affect the shareholders' ability to sell their common stock in short time periods, or possibly at all. Therefore, the Company cannot assure that there will be liquidity in the common stock. The common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of the common stock without regard to the Company's operating performance. In addition, the Company believes that factors such as quarterly fluctuations in the Company's financial results and changes in the overall economy or the condition of the financial markets could cause the price of the common stock to fluctuate substantially.

               o The Company's common stock is deemed to be "penny stock," which may make it more difficult for shareholders to resell their shares due to suitability requirements. The common stock is a penny stock. Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The Company's securities may be subject to "penny stock rules" that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the "penny stock rules" require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock rules" may restrict the ability of broker-dealers to sell Company's securities and may have the effect of reducing the level of trading activity of the common stock in the secondary market. The foregoing required penny stock restrictions will not apply to securities if such securities maintain a market price of $5.00 or greater. The Company can give no assurance that the price of its securities will reach or maintain such a level.

Item 7.  Financial Statements and Supplementary Data.

     The Report of Independent Accountants appears at page F-1 and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements appear at pages F-3 through F-19 hereof.


Item 8. Changes In and Disagreements with Accountants on Accounting & Financial Disclosure.

     In June 2004, the Company changed independent auditors from Michael F. Moore, CPA (sole practitioner) to Bagell, Josephs & Co. L.L.C. Information concerning the change in accountants was included in the Company's Form 8-K filed with the Securities and Exchange Commission on June 28, 2004. For FY 2003, the Company changed independent auditors from Pannell Kerr Forster PC to Michael
F. Moore, CPA (sole practitioner). There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure during the last two fiscal years.


Item 8 A.          Controls and Procedures

     Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, such as this Form 10-KSB is reported in accordance with the Securities and Exchange Commission's rules. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

     Within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Securities Exchange ActRule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be in the Company's periodic SEC filings. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

     Certifications of the Chief Executive Officer and Chief Financial Officer regarding, among other items, disclosure controls and procedures are included immediately after the signature section of this Form 10-KSB.

                                    PART III




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

     James M. Martell, age 57, has served as President from May 1990 to June 1992 and from January 1993 to September 1993 and from March 1994 to the present and as Chief Executive Officer from May 1990 to June 1992 and from January 1993 to September 1993 and from March 1994 to August 2000 and from June 2001 to the present and as Chairman from November 1991 to August, 2000 and from June 2001 to the present. Mr. Martell served as Director of the Company since its inception on June 4, 1985. Additionally, he served the Company as Vice President from October 1988 to May 1990, as Treasurer from June 1985 to January 1989, and as Secretary from June 1985 to January 1986. Mr. Martell is a director and officer of all of the Company's wholly owned subsidiaries, except for the Been Corporation. From 1983 to 1987, Mr. Martell was a partner along with Mr. Tomic in Tomar Associates, a consulting company specializing in European-American joint ventures, venture capital financing, technology transfer, and corporate finance. From 1981 to 1983, Mr. Martell was a partner in International Group, a partnership involved in promoting national and international business development. From 1973 to 1981, he served in various administrative positions at the U.S. Department of Energy. Mr. Martell received a Bachelor of Science degree in Chemistry in 1968 and a Master of Science degree in Geochemistry in 1973, from George Washington University.


     James E. McCollam, age 57, has served as Chief Accounting Officer of the Company since July 1992 and Controller since May 1988. From 1984 to 1987 he was Controller of the Winston Group, Inc., a five-unit food service organization in the Washington D.C. metropolitan area. From 1977 to 1983, he was the Controller of Capitol Hill Cabaret, Inc., an organization that owned and operated two restaurants and nightclubs in the Washington D.C. area. From 1973 to 1977, Marriott Corporation in various positions in the corporate accounting department. He earned a Bachelor of Science degree in Finance from the University of Maryland 1970.

     Durwood C. Settles, age 61, has served as Director of the Company since March 2001. Mr. Settles is a Certified Public Accountant in individual practice since 1983. From 1973 to 1982, Mr. Settles was with Coopers & Lybrand in Washington, D.C. as a member of the audit staff and as Manager-Special Projects. During the period 1974 to 1986, Mr. Settles served as Controller or Treasurer of the various political campaign organizations of Congressman Richard A. Gephardt of Missouri, Governor Charles S. Robb of Virginia, and Congressman Joseph L. Fisher of Virginia. From 1970 to 1973, Mr. Settles was an owner and executive of a company that manufactured and sold Plexiglas furniture located in Kensington, Maryland. From 1966 to 1969, Mr. Settles was a promoter of popular music concerts in various cities in the Eastern and Southern United States. From 1964 to 1966, Mr. Settles was a Group Pension Management Assistant and Computer Files Service Supervisor with the Mutual of New York Life Insurance Company (MONY) in New York, New York. Mr. Settles received a Bachelor of Arts degree in Economics in 1964 from Davidson College, Davidson, North Carolina and completed accounting studies in 1973 at George Washington University, Washington, D.C.

     Michael M. Tomic, age 58, has served as a Director of the Company since its inception on June 4, 1985. From June 1985 to January 1986, he also served as Vice President of the Company. From 1983 to 1987, Mr. Tomic was a partner along with Mr. Martell in Tomar Associates, a consulting company specializing in European-American joint ventures, venture capital financing, technology transfer, and corporate finance. He received a Bachelor of Science degree in International Marketing and Economics in 1969 from the University of Maryland.

     The term of office of each Director is until the next annual election of Directors and until a successor is elected and qualified or until the Director's earlier death, resignation or removal.


Item 10.          Executive Compensation.

     The following table sets forth cash compensation for services rendered during FY 2004, and 2003 which was paid by the Company to, or accrued by the Company for, each of the Company's most highly compensated executive officers whose cash compensation in such year equaled or exceeded $100,000:







                           SUMMARY COMPENSATION TABLE
                           --------------------------

                  Annual Compensation           Long Term Compensation
                  -------------------           ----------------------

                                                Number of
                                                Restricted
                                                Securities       All other
Name and              FY     Salary   Bonus     Underlying      Compensation
Principal Position   Year      ($)     ($)       Options           ($)
------------------   ----      ---     ---       -------           ---



James M. Martell,   2004     49,333     0        8,000,000          0
 President, CEO     2003     123,333    0            0              0



     In FY 2004, all executive officers of the Company as a group (2 in number) received cash compensation of $73,666. Effective January 2004, salaries to all executive officers were suspended in order to preserve the Company's cash position and will not be paid until the cash position of the Company improves. In FY 2003, all officers of the Company as a group (2 in number) received cash compensation of $184,166. The Board of Directors has the right to change and increase the compensation of executive officers at any time. The Company has no arrangement by which any of its directors are compensated for services solely as directors, and these individuals do not receive any additional remuneration for their services as directors. The Company may from time to time pay consulting fees to its officers and directors.

     Except as described below, the Company has no compensatory plan or arrangement which would result in executive officers receiving compensation as a result of their resignation, retirement or any other termination of employment with the Company or its affiliates, or from a change in control of the Company or a change in responsibilities following a change in control of the Company.

     The Company entered into an employment agreement with Mr. Martell in September 1993, under which Mr. Martell received options to purchase 200,000 shares of the Company's Common Stock at $1.00 per share at any time prior to September 6, 2001, whether or not Mr. Martell is an employee at such time. If there is a change in the management of the Company and such management acts contrary to the policy of the current Board, or if Mr. Martell's position as an officer or director is terminated, Mr. Martell may resign and become entitled to liquidated damages determined pursuant to a formula prescribed in the contract. .. This agreement was extended for two years in FY 2000 at an annual salary of $148,000 and further extended for another three years in FY 2002. In FY 2003, Mr. Martell's salary was reduced in the interim to $74,000 and since January 2004 Mr. Martell has not taken a salary in order to preserve the Company's cash position. In FY 2001, the Board of Directors reissued to Mr. Martell the options to purchase the 200,000 shares of Company's Common stock at $0.11 per share instead of $1.00 per share as previously granted and extended the expiration of those options to August 22, 2003. These options expired in FY 2004. In FY 1996, the Board of Directors granted to Mr. Martell an option to purchase 1,200,000 restricted shares of the Company's Common Stock at $0.05 per share. Mr. Martell in FY 1996 exercised this option for 1,200,000 restricted shares for $60,000. In January 2004, the Board of Directors granted to Mr. Martell a seven-year option to purchase 8,000,000 restricted shares of the Company's Common Stock at $0.01 per share.


     In FY 2001, the Board of Directors, as part of its efforts to diversify into high technology, granted the following options to the Company's Officers, Directors and Advisory Board Members: a three year option to purchase 575,000 restricted shares of the Company's Common Stock at $0.11 per share to James J. Heigl, then Chairman and CEO in FY 2001; a three year option to purchase 550,000 restricted shares of the Company's Common Stock at $0.11 per share to Harry Alton Lee, then COO and Director in FY 2001; a three year option to purchase 900,000 restricted shares of the Company's Common Stock at $0.11 per share to Michael Tomic, Director; a three year option to purchase 100,000 restricted shares of the Company's Common Stock at $0.11 per share to Durwood Settles,

Director; a three year option to purchase 50,000 restricted shares of the Company's Common Stock at $0.11 per share to James McCollam, Chief Accounting
Officer and Controller; and three year options to purchase 5,000 restricted shares of the Company's Common Stock at $0.28 per share to each of its Advisory Board Members. In FY 2004 the Board of Directors extended the options that were granted in FY 2001 to Michael Tomic, Durwood Settles and James McCollam for one additional year. All other options granted in FY 2001 expired unexercised in FY 2004.

        Restricted Options Grants

     The folowing table represents the restricted stock options granted in FY 2004 to the exectutive officer indentified in the Summary Compensation table above.

               Restricted Options Granted in the Last Fiscal Year
               --------------------------------------------------


                      Number of
                      Restricted
                      Securities         Percent of Total
Name of Executive     Underlying         Options Granted
                      Options Granted    to Employees in      Exercise Price of
Date of expiration                       Fiscal Year                Options
                          (#)                   (%)                   ($)
--------------------------------------------------------------------------------

James M. Martell     8,000,000                 100                   0.01
1/12/11
--------------------------------------------------------------------------------




Item 11.    Security Ownership of Certain Beneficial Owners and Management.

         As of July 15, 2004, the following were persons known to the Company to own beneficially more than 5% of the Company's outstanding Common Stock:

Name and Address of                 Common Stock
Beneficial Owner                    Beneficially Owned (1)      Percentage
----------------                    ----------------------      ----------

James M. Martell                        1,548,000                17.5
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


     The stock ownership by officers and directors of the Company and all officers and directors as a group are as follows:

                                              Common Stock
                                              Beneficially Owned
         Name                 Title           as of July 15, 2004 (1) Percentage
         ----                 -----           ----------------------- ----------

James M. Martell     President & Director      1,548,000                17.5
Michael M. Tomic     Director                    225,000                 2.6
James E. McCollam    Controller,                   2,000                  *
                     Chief Accounting Officer
                     & Corporate Secretary
All officers & directors as a group            1,765,000                20.1

*Less  than 1.0%

               (1) Beneficial Ownership includes shares for which an individual, directly or indirectly, has or shares, or has the right within 60 days to have or share, voting or investment power or both. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Exchange Act.

Compliance with Section 16(a).

     Section 16(a) of the Exchange Act, as amended, requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's common stock to file reports of their beneficial ownership and changes in ownership (Forms 3,4 and 5, and any amendment thereto) with the SEC. Executive officers, directors, and greater-than-ten percent holders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on the Company's review of the activity of the officers and directors for the fiscal year ended April 30, 2004, the Company believes that reports pursuant to
Section 16(a) were filed.


Item 12.          Certain Relationships and Related Transactions.

     During FY 2004 and FY 2003, there were no related party transactions.


Item 13.           Exhibits and Reports on Form 8-K.

                  (a) Index to Financial Statements                      PAGE

                      Independent Auditors' Reports                   F-1 - 19


                  (b) Reports on Form 8-K

                         There were no Form 8-K's filed  during the last quarter
                    of the period covered by this report. Subsequent to April 30, 2004, Form 8-K was filed on June 28, 2004 relating to a change in the Company's independent accountant.

  Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended April 30, 2004, and April 30, 2003:


     Fee category                      2004              2003
     ------------                      ----              ----

     Audit fees                        $8,000           $21,000
     Audit-related fees                $2,891            $1,270
     Tax fees                              $0                $0
     All other fees                        $0                $0
                                           --                --
     Total fees                       $10,891           $22,270
                                      =======           =======


     Audit fees. Consists of fees for professional services rendered by our principal accountants for the audit of the annual financial statements.

     Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of financial statements and are not reported under "Audit fees."

     Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

     All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.


     Audit Committee Policies and Procedures

            The Company does not have an audit committee at this time.

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                             APRIL 30, 2004 AND 2003

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2004 AND 2003


                                                                         Page(s)

     Report of Independent Registered Public Accounting Firm - 2004           1

     Independent Auditors' Report - 2003                                      2

     Consolidated Balance Sheets as of April 30, 2004 and 2003                3

     Consolidated Statements of Operations for the Years
        Ended April 30, 2004 and 2003                                         4

     Consolidated Statement of Changes in Stockholders'
        (Deficit) for the Years Ended April 30, 2004 and 2003                 5

     Consolidated Statements of Cash Flows for the Years Ended
        April 30, 2004 and 2003                                               6

     Notes to Consolidated Financial Statements                           7- 19

                        BAGELL, JOSEPHS & COMPANY, L.L.C.
                          Certified Public Accountants

                               High Ridge Commons
                                 Suites 400-403
                           200 Haddonfield Berlin Road
                           Gibbsboro, New Jersey 08026
                        (856) 346-2828 Fax (856) 346-2882


REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Champions Sports, Inc. and Subsidiaries
Arlington, Virginia

     We have audited the accompanying consolidated balance sheet of Champions Sports, Inc. and Subsidiaries as of April 30, 2004 and the related consolidated statements of operations, changes in stockholders' (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

     We have conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     The accompanying consolidated financial statements for the year ended April 30, 2004 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern. Management's operating and financing plans in regard to these matters are also discussed in
Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Champions Sports, Inc. and Subsidiaries as of April 30, 2004 and the results of its operations, changes in stockholders' (deficit) and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

BAGELL, JOSEPHS & COMPANY, L.L.C.
BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey
July 12, 2004
     MEMBER OF:       AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                      NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
                      PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
                      NEW YORK STATE SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS

                                                           Michael F. Moore, CPA
                                                               Sole Practitioner

                                                           1412 Kingsvale Circle
                                                               Herndon, VA 20170








INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
Champions Sports, Inc
Arlington, Virginia

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

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidates financial position of Champions Sports, Inc. as of April 30, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael F. Moore, CPA
Sole Practitioner

July 1, 2003



                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             APRIL 30, 2004 AND 2003

                                     ASSETS

                                                                                    2004           2003
                                                                             -----------    -----------

CURRENT ASSETS
    Cash and cash equivalents ............................................   $   120,116    $   195,101
    Accounts receivable ..................................................        22,713           --
    Inventories ..........................................................        30,349         23,750
    Prepaid expenses .....................................................         6,750         10,836
                                                                             -----------    -----------
     Total current assets ................................................       179,928        229,687

Property and equipment, net ..............................................       200,939        246,427

Deposits .................................................................        11,052         11,052
                                                                             -----------    -----------
TOTAL ASSETS .............................................................   $   391,919    $   487,166


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
    Accounts payable .....................................................   $    92,758    $    65,246
    Dividend payable on preferred stock ..................................       350,460        575,192
    Other accrued expenses ...............................................        38,569         49,280
    Current portion of deferred lease concession .........................         2,836          3,322
                                                                             -----------    -----------
                    Total current liabilities ............................       484,623        693,040
                                                                             -----------    -----------
Deferred lease concession, net of current portion ........................          --            3,875


TOTAL LIABILITIES ........................................................       484,623        696,915
                                                                             -----------    -----------


                         COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT)
    Preferred stock, $10 par value; 56,075 shares
authorized; 32,450 and 53,125 shares issued and outstanding,
respectively .............................................................       324,500        531,250
    Common stock, $.001 par value; 50,000,000 shares
authorized 8,824,658 and 8,514,459 shares issued and
outstanding, respectively ................................................         8,825          8,514
    Additional paid-in capital ...........................................     5,850,349      5,397,598
    Accumulated deficit ..................................................    (6,276,378)    (6,147,111)
                                                                              ----------     ----------

                    Total   stockholders'equity   (deficit)                      (92,704)      (209,749)
                                                                                 -------       --------

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) ............................   $   391,919    $   487,166
                                                                             ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.
                                        3



                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED APRIL 30, 2004 AND 2003


                                                               2004           2003
                                                               ----           ----

OPERATING REVENUE
     Food and beverage ..............................   $ 1,981,113    $ 1,882,118
     Merchandise, memorabilia, and consulting fees ..        16,738        113,641
     Other income ...................................         1,322         10,647
                                                              -----         ------
                   Total operating revenue ..........     1,999,173      2,006,406


COSTS AND OPERATING EXPENSES
     Cost of food and beverage ......................       585,991        463,074
     Cost of merchandise and memorabilia ............        15,408         38,799
     Restaurant payroll and related costs ...........       634,530        663,947
     Restaurant occupancy costs .....................       250,645        251,899
     Other restaurant costs .........................       401,924        405,365
     General and administrative .....................       169,943        280,847
     Depreciation and amortization ..................        48,419         48,419
     Interest .......................................             -             50
                                                             ------         ------
                   Total costs and operating expenses     2,106,860      2,152,400
                                                          ---------      ---------


NET (LOSS) BEFORE PROVISION FOR INCOME TAXES ........      (107,687)      (145,994)
    Provision for income taxes ......................          --             --

NET LOSS ............................................      (107,687)      (145,994)

Preferred stock dividends ...........................       (21,580)       (63,750)
                                                            -------        -------


(LOSS) APPLICABLE TO COMMON STOCKHOLDERS ............   $  (129,267)   $  (209,744)
                                                        ===========    ===========


BASIC (LOSS) PER COMMON SHARE .......................   $     (0.01)   $     (0.02)
                                                        ===========    ===========


WEIGHTED AVERAGE SHARES OUTSTANDING .................     8,669,559      8,514,459
                                                          =========      =========



The accompanying notes are an integral part of the consolidated financial statements.



                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
            Consolidated Statement of Changes in Stockholders' Equity
              (Deficit) for the Years Ended April 30, 2004 and 2003




                                                                       Series A, 12%
                                                                       Convertible
                                                                       Cumulative          Additional
                                         Common Stock              Preferred Stock         Paid-in    Accumulated
                                     Shares          Amount    Shares         Amount       Capital      Deficits            Total


Balance, April 30, 2002 .......     8,514,459   $     8,514     53,125    $   531,250    $ 5,392,598   $(5,937,367)   $     5,005)

Dividend on preferred stock
accrued and unpaid ............          --            --         --             --             --         (63,750)       (63,750)


Subscriptions received,
   stock unissued .............          --            --          --             --           5,000           --            5,000


Net loss for the year .........          --            --         --             --             --        (145,994)      (145,994)


Balance, April 30, 2003 .......     8,514,459         8,514     53,125        531,250      5,397,598    (6,147,111)      (209,749)
                                    ---------         -----     ------        -------      ---------    ----------       --------



Dividend on preferred stock
    accrued and unpaid ........          --            --         --             --             --         (21,580)       (21,580)

Preferred stock converted to
  common stock, 15:1 ..........       310,199           311    (20,675)      (206,750)       206,439          --             --

Cancellation of preferred stock
   dividends due to conversion
   to common stock ............          --            --         --             --          246,312          --          246,312


Net loss for the year .........          --            --         --             --             --        (107,687)      (107,687)



Balance, April 30, 2004 .......     8,824,658   $     8,825     32,450    $   324,500    $ 5,850,349   $(6,276,378)   $   (92,704)
                                    =========   ===========     ======    ===========    ===========   ===========    ===========


                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS CASH FLOWS
                   FOR THE YEARS ENDED APRIL 30, 2004 AND 2003

                                                                                    2004           2003
                                                                                    ----           ----

CASH FLOW FROM OPERATING ACTIVITIES
                                                                                  $(107,687)   $(145,994)
                                                                                  ---------    ---------
   Net loss

   Adjustments to reconcile net loss
    to net cash (used in) operating activities:

     Depreciation .............................................................      48,419       48,419
  Changes in assets and liabilities

      Accounts receivable .....................................................     (22,713)        --
      Inventories .............................................................      (6,599)       1,805
      Prepaid expenses ........................................................       4,086        3,253
      Accounts payable ........................................................      27,512      (22,858)
      Other accrued expenses ..................................................     (10,711)      (3,510)
      Deferred revenue ........................................................        --       (124,871)
      Deferred lease concession ...............................................      (4,361)      (4,361)
                                                                                     ------       ------
     Total adjustments ........................................................      35,633     (102,123)

     Net cash (used in) operating activities
                                                                                    (72,054)    (248,117)

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchases of property and equipment ......................................      (2,931)      (9,135)
                                                                                     ------       ------
       Net cash (used in) investing activities ................................      (2,931)      (9,135)


CASH FLOWS FROM FINANCING ACTIVITIES

     Subscriptions received, stock unissued ...................................        --          5,000
     Principal payments on capital lease ......................................      (1,929)
                                                                                     ------       ------
        Net cash provided by (used in) financing activities ...................        --          3,071


NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ..........................     (74,985)    (254,181)

CASH AND CASH EQUIVALENTS -
    BEGINNING OF YEAR .........................................................     195,101      449,282
                                                                                    -------      -------



CASH AND CASH EQUIVALENTS - END OF YEAR .......................................   $ 120,116    $ 195,101
                                                                                  =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid during the period for:


         Interest paid ........................................................   $    --      $      50
                                                                                  =========    =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:

    Accrued dividend on preferred stock ......................................   $  21,580    $  63,750
                                                                                  =========    =========


    Increase in common stock due to conversion of preferred stock .............   $     311    $    --
                                                                                 =========     =========

    Decrease in preferred stock due to conversion to common stock .............   $(206,750)   $    --
                                                                                  =========    =========

    Increase in additional paid-in capital due to conversion of
             preferred stock to common stock ..................................   $ 206,439    $    --
                                                                                  =========    =========

    Cancellation of preferred stock dividends due to conversion to common stock   $ 246,312    $    --
                                                                                  =========     ========

The accompanying notes are an integral part of the consolidated financial statements

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             APRIL 30, 2004 AND 2003

NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION

     Champions Sports, Inc., (the "Company") a Delaware corporation, promoted a sports theme restaurant bar concept through Company owned and licensed operations. The Company sold the rights to the Champions brand to Marriott International, Inc. (Marriott) and became a licensee of Champions Sports Bar Restaurants. Substantially all memorabilia sales are to Marriott. At April 30, 2004 and 2003, respectively, the Company through its subsidiaries, owns and licenses, without a royalty fee, one Champions Sports Bar Restaurant in San Antonio, Texas.

NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

     The consolidated  financial  statements include the accounts of the Company
and  its  subsidiaries.   All  material  intercompany   transactions  have  been
eliminated in consolidation.

Property and Equipment

     Property and equipment are stated at cost. Depreciation and amortization is computed from the date property is placed in service using the straight-line method over estimated useful lives as follows:

                                             Life
                             -------------------------------------

Furniture and equipment                   5-15 years

Leasehold improvements           Remaining term of the lease



     Depreciation expense was $11,150 for the years ended April 30, 2004 and 2003. Amortization expense was $37,269 for the years ended April 30, 2004 and 2003.

Inventories

     Inventories consist of goods and supplies held for sale in the ordinary course of business and are stated at the lower of cost, determined on the first-in-first-out basis, or market. The components of inventories at April 30, 2004 and 2003, were as follows:

                                                     2004         2003
                                                     ----         ----

  Restaurant food and beverage                     $ 23,214    $ 17,336
  Promotional merchandise for sale to
       restaurant customers                           7,135       6,414
                                                      -----       -----
                                                   $ 30,349    $ 23,750
                                                   ========    ========

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             APRIL 30, 2004 AND 2003

         NOTE 2-        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                        Net (Loss) Per Share

     Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

     The following is a reconciliation  of the computation for basic and diluted
EPS:

                                               April 30,              April 30,
                                                 2004                   2003
                                                 ----                   ----


Net loss                                     $ (129,267)            $ (209,744)
                                             ----------             ----------

Weighted-average common shares
Outstanding (Basic)                           8,669,559              8,514,459

Weighted-average common stock
Equivalents
     Stock options                                    -                      -
     Warrants                                         -                      -

Weighted-average common shares
Outstanding (Diluted)                         8,669,559              8,514,459
                                              =========              =========





     Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for April 30, 2004 and 2003 because inclusion would have been antidilutive.

     Cash and Cash Equivalents

     For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less, unless restricted as to use, to be cash equivalents. At various times throughout the year the Company had amounts on deposit at financial institutions in excess of federally insured limits.

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                            APRIL 30, 2004 AND 2003

NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Income Taxes

     The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109 (the Statement), Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.


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

     Options for Common Stock

     The Company uses the intrinsic value method to account for options granted to executive officers, directors and other key employees for the purchase of common stock. No compensation expense is recognized on the grant date, since at that date, the option price equals or is higher than the market price of the underlying common stock. The Company discloses the pro forma effect of accounting for stock options under the fair value method. The Company uses the fair value method to account for options granted to advisors for the purchase of common stock.

     Stock-Based Compensation

     Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related interpretations. The Company provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), and related interpretations.

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             APRIL 30, 2004 AND 2003


NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Stock-Based Compensation (continued)

     Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and has adopted the enhanced disclosure provisions of SFAS No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure, an amendment of SFAS No. 123".


     The Company measures compensation expense for its employee stock-based compensation using the intrinsic-value method. Under the intrinsic-value method of accounting for stock-based compensation, when the exercise price of options granted to employees is less than the estimated fair value of the underlying stock on the date of grant, deferred compensation is recognized and is amortized to compensation expense over the applicable vesting period. In each of the periods presented, the vesting period was the period in which the options were granted. All options were expensed to compensation in the period granted rather than the exercise date.

     The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             APRIL 30, 2004 AND 2003

NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Recent Accounting Pronouncements

          On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB's new rules on asset impairment supersede SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of Accounting Principles Board Opinion 30, "Reporting the Results of Operations." This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period (s) in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of SFAS No. 144 did not have a significant impact on the Company's results of operations or financial position. In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement amends SFAS No. 13, Accounting for Leases, to eliminate inconsistencies between the required accounting for sales-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions.


          Also, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescissions of SFAS No. 4 were effective for the Company on November 1, 2002 and provisions affecting SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a significant impact on the Company's results of operations or financial position.

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             APRIL 30, 2004 AND 2003


NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Recent Accounting Pronouncements (Continued)

          In June 2003, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with provisions of SFAS No. 146. The adoption of SFAS No. 146 did not have a significant impact on the Company's results of operations or financial position.

          In December 2002, the FASB issued Statement No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123"("SFAS 148"). SFAS 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure  about  the  effects  on  reported  net  income  of an  entity's accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based employee compensation using the intrinsic value method of APB Opinion No. 25, "Accounting for Stock Issued to Employees," but has adopted the enhanced disclosure requirements of SFAS 148.

          In April 2003, the FASB issued SFAS Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Most provisions of this Statement should be applied prospectively. The adoption of this statement did not have a significant impact on the Company's results of operations or financial position.
                                      -12-

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             APRIL 30, 2004 AND 2003

NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                  Recent Accounting Pronouncements (Continued)

          In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement did not have a significant impact on the Company's results of operations or financial position.

          In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantees and elaborates on existing disclosure requirements related to guarantees and warranties. The recognition requirements are effective for guarantees issued or modified after December 31, 2002 for initial recognition and initial measurement provisions. The adoption of FIN 45 did not have a significant impact on the Company's results of operations or financial position.

          In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a significant impact on the Company' results of operations or financial position.

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             APRIL 30, 2004 AND 2003

NOTE 3-  COMMITMENTS AND CONTINGENCIES

     Operating leases

     The Company leases, as tenant, restaurant space under an operating lease which expires June 30, 2005. The lease escalates for increases in the landlord's expenses of for increases in the Consumer Price Index, and requires additional rentals based on a percentage of restaurant sales over a defined amount. The lease grants the Company certain concessions, which are amortized to lease expense over the term of the lease.

     Rental expense charged to expense during the years ended April 30, 2004 and 2003 was $212,220 and $199,834, respectively. Future minimum payments under the noncancellable restaurant lease as of April 30, 2004 are as follows:


                        2005                        $ 140,159
                        2006                           23,360
                                                       ------
                                                    $ 163,519
                                                    =========



NOTE 4-           CAPITAL LEASE OBLIGATION

     The Company leased equipment under a capital lease. The equipment cost of $32,286 was amortized over its useful life and such amortization was included in the depreciation and amortization expense for 2003. During 2003, the lease expired and the Company purchased the equipment

NOTE 5-            MARRIOTT LICENSE

     The Company is an exclusive supplier of sports memorabilia and a consultant to all new Champions Sports Bars located in Marriott and Renaissance Hotels worldwide.

NOTE 6-  STOCKHOLDERS' DEFICIT

     Common Stock

     The Company has 50,000,000 shares authorized and 8,824,658 and 8,514,459 shares issued and outstanding at April 30, 2004 and 2003, respectively.

     For the year ended April 30, 2004, the Company issued 310,199 shares of common stock in conversion of 20,675 shares of preferred stock.

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             APRIL 30, 2004 AND 2003

NOTE 6-  STOCKHOLDERS' DEFICIT (CONTINUED)

     Common Stock (Continued)

     There were no issuances of common stock during the year ended April 30, 2003.

     Preferred Stock

          The Company has 56,075 shares of preferred stock authorized and 32,450 and 53,125 shares issued and outstanding at April 30, 2004 and 2003, respectively.

          The Series A preferred stock requires a dividend of 12 percent per annum, and the dividends are cumulative and are to be accrued on the Company's book if not paid. The dividend may be paid in common stock of the Company at the Company's discretion. The number of shares comprising the dividend paid in common stock shall be determined by dividing $1.20 by the closing bid price for the common stock on the payment date. The Series A preferred stock is preferred in liquidation or dissolution up to the amount of their par value ($10 per share). The Series A preferred stock in 2004 converted into 15 shares of the Company's common stock. There were no conversions in 2003.

          For each of the nine fiscal years ended April 30, 2004, the Company deferred payment of the annual dividend on the Series A preferred stock. The deferral was $21,580 and $63,750, in 2004 and 2003, respectively. Preferred stock dividends in arrears at April 30, 2004 and 2003 aggregated $350,460 ($10.83 per preferred share) and $575,192 ($10.83 per preferred share), respectively. Effective November 2003, pursuant to a board resolution, the Company cancelled its payment and/or accruing of preferred stock dividends. Therefore only, $21,580 was accrued for the year ended April 30, 2004.

                  Common Stock Options

         The Company in 1993 adopted a stock option plan, which expired on August 2, 2002. No options were exercised under the plan. All options granted by the Company were granted pursuant to board resolutions and not under the stock option plan.

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             APRIL 30, 2004 AND 2003

NOTE 6-  STOCKHOLDERS' DEFICIT (CONTINUED)

                        Common Stock Options (Continued)

     Under the Black-Scholes option pricing model, the total value of the stock options granted in 2003 is charged to operations as these options are fully vested. SFAS No. 123, "Accounting for Stock-Based Compensation", encourages adoption of a fair-value-based method for valuing the cost of stock-based compensation. However, it allows companies to continue to use the intrinsic-value method for options granted to employees and disclose pro forma net loss. All of these options are vested as of April 30, 2004.

                  The following tables summarizes the activity of the Company's stock option plan:

                                                    Year Ended
                                                  April 30, 2004
                                                  --------------

                                                              Weighted-
                                                               average
                                            Number of          exercise
                                             Options            price
                                             -------            -----

  Outstanding - beginning of period          3,440,000           .13
  Granted                                    8,000,000           .01
  Forfeited                                 (2,390,000)         (.13)
                                         -------------- -----------------
  Outstanding - end of period               9,050,000          $ .011

  Exercisable at end of period:             9,050,000          $ .011


                                                   Year Ended
                                                 April 30, 2003
                                                 --------------

                                                             Weighted-
                                             Number           average
                                               Of             exercise
                                             Options            price
                                             -------            -----

 Outstanding - beginning of period           3,440,000         $  .13
 Granted                                             0            .00
 Forfeited                                           0            .00
                                             ---------         ------
 Outstanding - end of period                 3,440,000          $ .13

 Exercisable at end of period:               3,440,000          $ .13

                     CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             APRIL 30, 2004 AND 2003

NOTE 6-  STOCKHOLDERS' DEFICIT (CONTINUED)

                    Common Stock Options (Continued)

     If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income and net income per share including pro forma results would have been the amounts indicated below:


                                                  Year Ended April 30,
                                                 2004              2003
                                                 ----              ----
       Net loss:
         As reported                          ($107,687)        ($145,994)
         Total stock-based employee
          compensation expense determined
          under fair value based
          method for all awards, net of
          related tax effects                   (80,000)

          Pro forma Net loss per share:       ($187,687)        ($145,994)
          As reported:
             Basic                               ($0.01)           ($0.02)
             Diluted                             ($0.01)           ($0.02)
          Pro forma:
             Basic                               ($0.01)           ($0.02)
             Diluted                             ($0.01)           ($0.02)


     The fair value of the options granted during 2004 and 2003 was estimated on
the  date  of  grant  using  the   Black-Scholes   option  pricing  model.   The
weighted-average assumptions used are as follows:


                                                2004               2003
                                                ----               ----

Expected term                                 3 years              -
Expected stock volatility                       140%               -
Risk-free interest rate                         2.5%               -
Dividend                                        -                  -

                     CHAMPION SPORTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             APRIL 30, 2004 AND 2003

NOTE 7-  STOCK AGREEMENT

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

     The purchaser paid a total of $55,000 during the year ended April 30, 2002 and $5,000 during the year ended April 30, 2003, and has defaulted under the payment terms of the note. The stock has not been issued, and the agreement was cancelled.

NOTE 8-  GOING CONCERN

     As shown in the accompanying consolidated financial statements the Company has sustained net operating losses for the years ended April 30, 2004 and 2003, and has sustained large accumulated deficits. In addition, the Company is in search of acquiring a business, or finding a suitable merger candidate.

     Management has restructured the Company and is continuing to search for a more profitable company to acquire.

     The Company's future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.

     The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 9-  PROVISION FOR INCOME TAXES

     Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's consolidated tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

     At April 30, 2004, deferred tax assets consist of the following:

                  Net operating loss carryforwards        $1,403,500
                  Less:  valuation allowance              (1,403,500)
                                                        $      -0-

                     CHAMPION SPORTS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                             APRIL 30, 2004 AND 2003

NOTE 9-  PROVISION FOR INCOME TAXES (CONTINUED)

     At April 30, 2004, the Company had federal net operating loss carryforwards in the approximate amounts of $4,010,000 available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                              CHAMPIONS SPORTS, INC



                                              By: /s/ James E. McCollam
                                              -------------------------
                                                  James E. McCollam
                                         Chief Accounting Officer and Controller
                                                  Date: July 27, 2004


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                              By: /s/ James M. Martell
                                              ------------------------
                                                   James M. Martell
                                                   Chairman, President and CEO
                                                   Date: July 27, 2004


                                              By: /s/ Michael M. Tomic
                                              ------------------------
                                                   Michael M. Tomic
                                                   Director
                                                   Date: July 27, 2004


                                              By: /s/ Durwood C. Settles
                                              --------------------------
                                                   Durwood C. Settles
                                                   Director
                                                   Date: July 27, 2004

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

          (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors (or persons performing the equivalent functions):

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

           Date:   July 27, 2003

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


          (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors (or persons performing the equivalent function): (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          (6) The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


           Date:        July 27, 2003

                                                    By: /s/ James E. McCollam
                                                    -------------------------
                                                    James E. McCollam
                                                    Chief Financial Officer

     CERTIFICATION  PURSUANT TO 18 U.S.C.  SECTION  1350 AS ADOPTED  PURSUANT TO
SECTION  906 OF THE  SARBANES-OXLEY  ACT OF 2002.

          In connection with the annual report of Champions Sports, Inc. (the "Company") on Form 10-KSB for the year ended April 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to their knowledge:

               1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

               2. The information  contained in the Report fairly  presents,  in
          all  material  respects,   the  financial  condition  and  results  of
          operation of the Company.




Dated: July 27, 2004                   By:   /s/ James M. Martell
                                       ---------------------------
                                     James M. Martell, Chief Executive Officer


Dated: July 27, 2004                   By:   /s/ James E. McCollam
                                       ----------------------------
                                     James E. McCollam, Chief Financial Officer