Form 10QSB
period 2004-07-31
CHAMPIONS SPORTS INC
filed 2004-09-15
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Mark One

[X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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
(Zip code)

(703) 526-0400
(Registrant’s telephone number, including area code)

 Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  x No

As of September 13, 2004 the Registrant had a total of 8,824,658 shares of common stock outstanding.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2004 AND 2003

CHAMPIONS SPORTS, Inc.

FORM 10-QSB

INDEX

		Page

Part I.	Financial Information

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheets as of
	July 31, 2004(unaudited) and
	April 30, 2004 (audited)	4

	Condensed Consolidated Statements of Operations:
	Three months ended
	July 31, 2004, and July 31, 2003, (unaudited)	5

	Condensed Consolidated Statements of Cash Flows:
	Three months ended July 31, 2004, and
	July 31,2003 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7 - 17

	Item 2. Management’s Discussions and
	Analysis of Financial Condition
	and Results of Operations	18

	Item 4. Controls and Procedures	20

Part II.	Other Information and Signatures

	Item 4. Submission of Matters to a Vote
	of Security Holders	21

	Item 6. Exhibits and Reports on Form 8-K	21

	Signatures	22

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		23
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		24
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		26

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JULY 31, 2004 (UNAUDITED) AND APRIL 30, 2004 (AUDITED)

ASSETS

	July 31,	April 30,
	2004	2004
	(UNAUDITED)	(AUDITED)
CURRENT ASSETS
Cash and cash equivalents	$ 127,131	$ 120,116
Accounts receivable	-	22,713
Inventories	29,323	30,349
Prepaid expenses	10,886	6,750

Total current assets	167,340	179,928

Property and equipment, net	188,834	200,939

Deposits	11,052	11,052

TOTAL ASSETS	$ 367,226	$ 391,919

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 92,248	$ 92,758
Dividend payable on preferred stock	350,460	350,460
Other accrued expenses	44,432	38,569
Current portion of deferred lease concession	1,746	2,836

Total current liabilities	488,886	484,623

TOTAL LIABILITIES	488,886	484,623

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT)
Preferred stock, $10 par value; 56,075 shares authorized;
32,450 shares issued and outstanding, respectively	324,500	324,500
Common stock, $.001 par value; 50,000,000 shares authorized
8,824,658 shares issued and outstanding, respectively	8,825	8,825
Additional paid-in capital	5,850,349	5,850,349
Accumulated deficit	(6,305,334)	(6,276,378)
	(121,660)	(92,704)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$ 367,226	$ 391,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED
JULY 31, 2004 AND 2003 (UNAUDITED)

	2004	2003
OPERATING REVENUE
Food and beverage	$ 451,712	$ 532,647
Merchandise, memorabilia, and consulting fees	3,135	7,163
Other income	2,245	3,385
Total Operating Revenue	457,092	543,195

COSTS AND OPERATING EXPENSES
Cost of food and beverage sales	146,115	159,052
Cost of merchandise and memorabilia	1,462	7,562
Restaurant payroll and related costs	161,988	179,402
Restaurant occupancy costs	61,765	67,366
Other restaurant costs	84,181	100,127
General and administrative	18,432	64,929
Depreciation and amortization	12,105	12,105
Total Costs and Operating Expense	486,048	590,543

NET (LOSS) BEFORE PROVISION FOR INCOME TAX	(28,956)	(47,348)

Provision for Income tax	-	-

NET LOSS	(28,956)	(47,348)

Preferred stock dividends	-	(15,938)

(LOSS) APPLICABLE TO COMMON
STOCKHOLDERS	$ (28,956)	$ (63,286)

BASIC (LOSS) PER COMMON SHARE	$ (0.00)	$ (0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	8,824,658	8,514,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2004 AND 2003 (UNAUDITED)

	2004	2003
Cash flows from operating activities:
Net loss	$ (28,956)	$ (47,348)
Adjustments to reconcile net income to net
Cash provided by (used in) by operating activities:
Depreciation and amortization	12,105	12,105
Changes in assets and liabilities:
Accounts receivable	22,713	-
Inventories	1,026	(3,179)
Prepaid expenses	(4,136)	560
Accounts payable	(510)	316
Other accrued expenses	5,863	14,551
Net cash provided by (used in)
operating activities	8,105	(22,995)

Cash flows from investing activities:
Purchases of property and equipment	-	(2,930)

Net cash (used in) investing activities	-	(2,930)

Cash flow from financing activities: Principal payment on capital lease	(1,090)	(1,817)
Net cash (used in) financing activities	(1,090)	(1,817)
Net increase (decrease) in cash and
cash equivalents	7,015	(27,742)

Cash and cash equivalents - beginning of period	120,116	195,101
Cash and cash equivalents - end of period	$ 127,131	$ 167,359

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	-	-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2004 AND 2003

NOTE 1-     ORGANIZATION AND BASIS OF PRESENTATION

Champions Sports, Inc., (the “Company”) a Delaware corporation, promoted a sports theme restaurant bar concept through Company owned and licensed operations. The Company sold the rights to the Champions brand to Marriott International, Inc. (Marriott) and became a licensee of Champions Sports Bar Restaurants. Substantially all memorabilia sales are to Marriott. At July 31, 2004 and 2003, respectively, the Company through its subsidiaries, owns and licenses, without a royalty fee, one Champions Sports Bar Restaurant in San Antonio, Texas.

The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the three months ended July 31, 2004 may not be indicative of the results for the entire year.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained herein.

NOTE 2-      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions have been eliminated in consolidation.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed from the date property is placed in service using the straight-line method over estimated useful lives as follows:

Life

Furniture and equipment	5-15 years

Leasehold improvements	Remaining term of the lease

Depreciation and amortization expense was $12,105 for the three months ended July 31, 2004 and 2003, respectively.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2004 AND 2003

NOTE 2-      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories consist of goods and supplies held for sale in the ordinary course of business and are stated at the lower of cost, determined on the first-in-first-out basis, or market. The components of inventories at July 31, 2004 were as follows:

2004
Restaurant food and beverage	$ 22,188
Promotional merchandise for sale to
restaurant customers	7,135
$ 29,323

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

The following is a reconciliation of the computation for basic and diluted EPS:

	July 31,	July 31,
	2004	2003

Net loss	$ (28,956)	$ (63,286)

Weighted-average common shares
Outstanding (Basic)	8,824,658	8,514,459

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	8,824,658	8,514,459

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for July 31, 2004 and 2003 because inclusion would have been antidilutive.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2004 AND 2003

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

For purposes of the condensed consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less, unless restricted as to use, to be cash equivalents. At various times throughout the periods the Company had amounts on deposit at financial institutions in excess of federally insured limits.

Income Taxes

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109 (the Statement), Accounting for Income Taxes. The Statement requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, accounts payable, and accrued expenses, approximate fair values because of the short maturities of these instruments.

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

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2004 AND 2003

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-Based Compensation

Employee stock awards under the Company’s compensation plans are accounted for in accordance with Accounting Principles Board Opinion
No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations. The Company provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for

Stock-Based Compensation” (“SFAS 123”), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of SFAS 123 and has adopted the enhanced disclosure provisions of SFAS No. 148 “Accounting for Stock-Based Compensation- Transition and Disclosure, an amendment of SFAS No. 123”.

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

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to compensation expense and additional paid-in capital.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2004 AND 2003

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of Accounting Principles Board Opinion 30, “Reporting the Results of Operations.” This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period (s) in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of SFAS No. 144 did not have a significant impact on the Company’s results of operations or financial position.

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

Also, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescissions of SFAS No. 4 were effective for the Company on November 1, 2002 and provisions affecting SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a significant impact on the Company’s results of operations or financial position.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2004 AND 2003

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In June 2003, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with provisions of SFAS No. 146. The adoption of SFAS No. 146 did not have a significant impact on the Company’s results of operations or financial position.

In December 2002, the FASB issued Statement No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123”(“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of that Statement to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, this Statement amends Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”, to require disclosure about those effects in interim financial information. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002. The Company will continue to account for stock-based employee compensation using the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” but has adopted the enhanced disclosure requirements of SFAS 148.

In April 2003, the FASB issued SFAS Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Most provisions of this Statement should be applied prospectively. The adoption of this statement did not have a significant impact on the Company’s results of operations or financial position.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2004 AND 2003

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement did not have a significant impact on the Company’s results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantees and elaborates on existing disclosure requirements related to guarantees and warranties. The recognition requirements are effective for guarantees issued or modified after December 31, 2002 for initial recognition and initial measurement provisions. The adoption of FIN 45 did not have a significant impact on the Company’s results of operations or financial position.

In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a significant impact on the Company’ results of operations or financial position.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2004 AND 2003

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain amounts for the three months ended July 31, 2003 have been reclassified to conform to the presentation of the July 31, 2004 amounts. The reclassifications have no effect on net loss for the three months ended July 31, 2003.

NOTE 3-     COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases, as tenant, restaurant space under an operating lease which expires June 30, 2005. The lease escalates for increases in the landlord’s expenses of for increases in the Consumer Price Index, and requires additional rentals based on a percentage of restaurant sales over a defined amount. The lease grants the Company certain concessions, which are amortized to lease expense over the term of the lease.

Rental expense charged to expense during the three months ended July 31, 2004 and 2003 was $50,121 and $55,768, respectively. Future minimum payments under the noncancellable restaurant lease as of July 31, 2004 are as follows:

2005	$ 128,480

NOTE 4-     CAPITAL LEASE OBLIGATION

The Company leased equipment under a capital lease. The equipment cost of $32,286 was amortized over its useful life and such amortization was included in the depreciation and amortization expense for 2003. During 2003, the lease expired and the Company purchased the equipment.

NOTE 5-     MARRIOTT LICENSE

The Company is an exclusive supplier of sports memorabilia and a consultant to all new Champions Sports Bars located in Marriott and Renaissance Hotels worldwide.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2004 AND 2003

NOTE 6-     STOCKHOLDERS’ DEFICIT

Common Stock

The Company has 50,000,000 shares authorized and 8,824,658 shares issued and outstanding at July 31, 2004.

There were no issuances of common stock during the three months ended July 31, 2004 and 2003, respectively.
.
Preferred Stock

The Company has 56,075 shares of preferred stock authorized and 32,450 shares issued and outstanding at July 31, 2004.

The Series A preferred stock requires a dividend of 12 percent per annum, and the dividends are cumulative and are to be accrued on the Company’s book if not paid. The dividend may be paid in common stock of the Company at the Company’s discretion. The number of shares comprising the dividend paid in common stock shall be determined by dividing $1.20 by the closing bid price for the common stock on the payment date. The Series A preferred stock is preferred in liquidation or dissolution up to the amount of their par value ($10 per share). The Series A preferred stock in 2004 converted into 15 shares of the Company’s common stock. There were no conversions in 2003.

For each of the nine fiscal years ended April 30, 2004, the Company deferred payment of the annual dividend on the Series A preferred stock. For the quarters ended July 31, 2004 and 2003, the deferral was $0 and $15,938, respectively. Preferred stock dividends in arrears at July 31, 2004 aggregated $350,460 ($10.83 per preferred share). Effective November 2003, pursuant to a board resolution, the Company cancelled its payment and/or accruing of preferred stock dividends.

Common Stock Options

The Company in 1993 adopted a stock option plan, which expired on August 2, 2002. No options were exercised under the plan. All options granted by the Company were granted pursuant to board resolutions and not under the stock option plan.

CHAMPION SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2004 AND 2003

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

NOTE 8-     GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company has sustained net operating losses for the three months ended July 31, 2004 and 2003, and has sustained large accumulated deficits. In addition, the Company is in search of acquiring a business, or finding a suitable merger candidate.

Management has restructured the Company and is continuing to search for a more profitable company to acquire.

The Company’s future success is dependent upon its ability to achieve profitable operations and generate cash from operating activities, and upon additional financing. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 9-     PROVISION FOR INCOME TAXES

Deferred income taxes will be determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes will be measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s consolidated tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At July 31, 2004, deferred tax assets consist of the following:

Net operating loss carryforwards	$1,413,600
Less: valuation allowance	(1,413,600)
$ -0-

At July 31, 2004, the Company had federal net operating loss carryforwards in the approximate amounts of $4,039,000 available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

THERE IS SUBSTANTIAL DOUBT ABOUT THE COMPANY’S ABILITY TO CONTINUE AS A GOING CONCERN DUE TO RECURRING LOSSES AND WORKING CAPITAL SHORTAGES, WHICH MEANS THAT THE COMPANY MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS IT OBTAINS ADDITIONAL FUNDING. THE COMPANY IS ACTIVELY PURSUING MERGER OR ACQUISITION CANDIDATES AND OTHER FINANCING POSSIBILITIES TO MEET ITS LIQUIDITY NEEDS. THERE IS NO ASSURANCE THAT THE COMPANY WILL BE ABLE TO STRUCTURE A MERGER OR ACQUISITION, OR RAISE ADDITIONAL FINANCING TO CONTINUE OPERATIONS ON TERMS SATISFACTORY TO THE COMPANY

Results of Operation

       For the three months ended July 31, 2004, the Company’s net loss was $28,956. The Company’s total assets decreased by $24,693 to $367,226 from $391,919 at April 30, 2004.

       For the three months ended July 31, 2003, the Company’s net loss was $47,348 and the net loss available to common shareholders was $63,286, ($0.01) per common share. The Company’s total assets decreased by $34,297 to $452,869 from $487,166 at April 30, 2003

Revenues

       The Company’s total revenues were $457,092 for the three months ended July 31, 2004 versus $543,195 for the three-month period ended July 31, 2003, a decrease of $86,103 or 15.9% By component, food and beverage sales decreased 15.2% from the previous year. This decrease in food and beverage sales is attributed to a decrease in customer volume due a decline in convention and tourism in San Antonio. Merchandise, memorabilia and consulting revenues were $3,135 for the three months ended July 31, 2004 compared to $7,163 for the three months ended July 31, 2003. Other income represented less than 1.0% of total revenues for the three months ended July 31, 2004 and 2003.

Expenses

       Cost of food and beverage was 32.3% and 29.9% of related sales for the three months ended July 31, 2004 and 2003. This increase is attributed to higher wholesale prices, as there was no increases in selling prices during the three month period. Cost of merchandise and memorabilia sales for the three months ended July 31, 2004 was $1,462 compared to $7,562 in the preceding year. Restaurant payroll and related costs were 35.9% of related food and beverage sales for the three months ended July 31, 2004 and 33.7% for the three months ended July 31, 2003. Restaurant occupancy costs were $61,765 or 13.7% of food and beverage sales compared to $67,366 or 12.7% of related sales during the three months ended July 31, 2003. This decrease in occupancy costs is attributed to the percentage paid to the landlord in common area charges and base rent. Other restaurant costs were 18.6% of related food and beverage sales for the three months ended July 31, 2004 compared to 18.8% of related sales during the three months ended July 31, 2003. General and administrative expense for the Company’s corporate office was 4.0% of the Company’s total revenues for the three months ended July 31, 2004 compared to 12.0% of total revenues for the three months ended July 31,2003. Depreciation and amortization expense were constant at approximately 2.7% of the Company’s total revenues for the three months ended July 31, 2004 compared to 2.2% in the comparable period.

Liquidity and Capital Resources

       The Company’s cash position as of July 31, 2004 was $127,131 compared to $120,116 on April 30, 2004. For the three month period, the Company’s operations provided $7,015 in cash. The Company used $1,090 for payment of a capital lease. The Company met its liquidity needs from its cash reserves and from the cash flow from its San Antonio location.

The Company’s cash position as of July 31, 2003 was $167,359 compared to $195,101 on April 30, 2003 a decrease of $27,742. For the three month period, the Company’s operations used $22,995 in cash in excess of revenues. The Company purchased equipment for it San Antonio location for $2,930 and used $1,817 for the payment of its capital lease. The Company met its liquidity needs during the period from its cash reserves and cash flow provided from its San Antonio location.

       The Company’s working capital was a negative $321,546 on July 31 2004 and a negative $304,695 on April 30, 2004.

Stockholder’s equity was a negative $121,660 as of July 31, 2004 compared to a negative $92,704 as of April 30, 2004.

Other

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

       Furthermore, The Company’s independent auditor has expressed substantial doubt that the Company can continue as a going concern.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

       This document contains "forward-looking statements" (within the meaning of the Private Securities Litigation Act of 1995) that inherently involve risk and uncertainties. The Company generally uses words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. One should not place undue reliance on these forward-looking statements. The Company’s actual results could differ materially from those anticipated in the forward-looking statements for many unforeseen factors, which may include, but are not limited to, changes in general economic conditions, the ongoing threat of terrorism, customer acceptance of products offered, other general competitive factors, ability to have access to financing sources on reasonable terms and other risks that are described in this document. Although the Company believes the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and the Company’s future results, levels of activity, performance or achievements may not meet these expectations. The Company does not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in the Company’s expectations, except as required by law.

Item 4. CONTROLS AND PROCEDURES

       Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in Company’s reports under the Securities Exchange Act of 1934, such as this Form 10Q-SB, is reported in accordance with the Securities and Exchange Commission’s rules. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

       Within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to the Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be in the Company’s periodic SEC filings. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

       Certifications of the Chief Executive Officer and Chief Financial Officer regarding, among other items, disclosure controls and procedures are included immediately after the signature section of this Form 10Q-SB.

Part II. Other Information

Item 4. Submission of Matters to A Vote of Security Holders

       None

Item 6. Exhibits and Reports on Form 8-K

       Form 8-K was filed on June 28, 2004 relating to a change in the Company’s independent accountant.

       Form 8-K/A was filed on August 13, 2004 amending the Form 8-K filed on June 28, 2004 relating to a change in the Company’s independent accountant.

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

September 13, 2004

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

(4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6) The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 13, 2004

By:	/s/ JAMES MARTELL
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

(4) The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

       (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6) The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: September 13, 2004

By:	/s/ JAMES E. McCOLLAM
JAMES E. McCOLLAM
Chief Financial Officer

 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Champions Sports, Inc. (the "Company") on Form 10-QSB for the three months ended July 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to their knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated: September 13, 2004	By:	/s/ James M. Martell
James M. Martell, Chief Executive Officer

Dated: September 13, 2004	By:	/s/ James E. McCollam
James E. McCollam, Chief Financial Officer