Form 10QSB
period 2004-10-31
CHAMPIONS SPORTS INC
filed 2004-12-15
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Mark One

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to _______

Commission file number 0-17263

CHAMPIONS SPORTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1401755
(State or other jurisdiction of	(I.R.S. Employer
organization)	Identification No.)

Suite 214, 2420 Wilson Blvd., Arlington VA 22201
(Address of principal executive offices)
(Zip code)

(703) 526-0400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

As of December 14 2004, the Registrant had a total of 16,824,658 shares of common stock outstanding.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

OCTOBER 31, 2004 AND 2003

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2004 AND 2003

Page

Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of
October 31, 2004 (unaudited) and
April 30, 2004 (audited)	3

Condensed Consolidated Statements of Operations:
Six months ended October 31, 2004 and October 31,
2003, (unaudited)	4

Condensed Consolidated Statements of Cash Flows:
Six and three months ended October 31, 2004, and
October 31, 2003 (unaudited)	5

Notes to Condensed Consolidated Financial Statements	6 - 16

Item 2. Management’s Discussions and
Analysis of Financial Condition
and Results of Operations	17

Item 4. Controls and Procedures	20

Part II. Other Information and Signatures

Item 4.Submission of Matters to a Vote
of Security Holders	21

Item 6. Exhibits and Reports on Form 8-K	21

Signatures	22

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	23
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	25
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	27

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS
	October 31,	April 30,
	2004	2004
	(UNAUDITED)	(Audited)

CURRENT ASSETS
Cash and cash equivalents	$67,926	$120,116
Accounts receivable	10,954	22,713
Inventories	27,214	30,349
Prepaid expenses	7,209	6,750

Total current assets	113,303	179,928

Property and equipment, net	176,729	200,939

Deposits	11,052	11,052

TOTAL ASSETS	$301,084	$391,919

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$81,409	92,758
Dividend payable on preferred stock	350,460	350,460
Other accrued expenses	44,653	38,569
Deferred lease commission	656	2,836
Related party payable	9,100	-

Total current liabilities	486,278	484,623

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT)
Preferred stock, $10 par value; 56,075 shares authorized;
32,450 shares issued and outstanding	324,500	324,500
Common stock, $.001 par value; 50,000,000 shares authorized
16,824,658 and 8,824,658 shares issued and outstanding, respectively	16,825	8,825
Additional paid-in capital	5,922,349	5,850,349
Subscription receivable	(80,000)	-
Accumulated deficit	(6,368,868)	(6,276,378)
Total stockholders’ (deficit)	(185,194)	(92,704)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$301,084	$391,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONHTS ENDED OCTOBER 31, 2004 AND 2003 (UNAUDITED)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	OCTOBER 31,		OCTOBER 31,
	2004	2003	2004	2003

OPERATING REVENUE
Food and beverage	$851,710	$986,337	$451,712	$453,690
Merchandise, memorabilia, and consulting fees	9,384	12,918	3,135	5,755
Other income	4,138	4,820	2,245	1,435

Total operating revenue	865,232	1,004,075	457,092	460,880

COSTS AND OPERATING EXPENSES
Cost of food and beverage	276,631	274,953	146,115	115,901
Cost of merchandise and memorabiia	1,462	12,414	1,462	4,852
Restaurant payroll and related costs	306,341	332,977	161,988	153,575
Restaurant occupancy costs	124,856	129,522	61,765	62,156
Other restaurant costs	169,204	184,577	84,181	84,450
General and administrative	55,019	125,328	18,432	60,398
Depreciation and amortization	24,209	24,209	12,105	12,105

Total costs and operating expenses	957,722	1,083,980	486,048	493,437

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(92,490)	(79,905)	(28,956)	(32,557)
Provision for income taxes	-	-	-	-

NET LOSS	(92,490)	(79,905)	(28,956)	(32,557)

Preferred stock dividends	-	(21,580)	-	(10,790)

(LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(92,490)	$(101,485)	$(28,956)	$(43,347)

BASIC (LOSS) PER COMMON SHARE	$(0.01)	$(0.01)	$(0.00)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	9,703,779	8,514,459	13,985,948	8,514,459

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2004 AND 2003 (UNAUDITED)

	2004	2003

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(92,490)	$(79,905)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and amortization	24,209	24,209

Changes in assets and liabilities

Accounts receivable	11,759	-
Inventories	3,135	(3,848)
Prepaid expenses	(459)	(4,449)
Accounts payable	(11,349)	8,433
Other accrued expenses	6,085	(12,326)
Deferred lease concessions	(2,180)	(2,907)
Total adjustments	31,200	9,112

Net cash (used in) operating activities	(61,290)	(70,793)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(2,931)
Net cash (used in) investing activities	-	(2,931)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party payable	9,100	-

Net cash provided by financing activities	9,100	-

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(52,190)	(73,724)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	120,116	195,101

CASH AND CASH EQUIVALENTS - END OF PERIOD	$67,926	$121,377

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:

Exercise of common stock option by officer	$80,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2004 AND 2003

NOTE 1-     ORGANIZATION AND BASIS OF PRESENTATION

Champions Sports, Inc., (the “Company”) a Delaware corporation, promoted a sports theme restaurant bar concept through Company owned and licensed operations. The Company sold the rights to the Champions brand to Marriott International, Inc. (Marriott) and became a licensee of Champions Sports Bar Restaurants. Substantially all memorabilia sales are to Marriott. At October 31, 2004 and 2003, respectively, the Company through its subsidiaries, owns and licenses, without a royalty fee, one Champions Sports Bar Restaurant in San Antonio, Texas.

The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the six months ended October 31, 2004 may not be indicative of the results for the entire year.

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

Depreciation and amortization expense was $24,209and $24,209for the six months ended October 31, 2004 and 2003, respectively.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
OCTOBER 31, 2004 AND 2003

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             Inventories

Inventories consist of goods and supplies held for sale in the ordinary course of business and are stated at the lower of cost, determined on the first-in-first-out basis, or market. The components of inventories at October 31, 2004 were as follows:

2004
Restaurant food and beverage	$20,079
Promotional merchandise for sale to
restaurant customers	7,135
$27,214

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

The following is a reconciliation of the computation for basic and diluted EPS:

	October	October
	2004	2003

Net loss	$(92,490)	$(101,485)

Weighted-average common shares
Outstanding (Basic)	9,703,779	8,514,459

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	9,703,779	8,514,459

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for October 31, 2004 and 2003 because inclusion would have been antidilutive.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
OCTOBER 31, 2004 AND 2003

NOTE 2     -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

             Accounts Receivable

Management believes that all accounts receivable as of October 31, 2004 are fully collectible. Therefore, no allowance for doubtful accounts is recorded.

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

             Options for Common Stock

The Company uses the intrinsic value method to account for options granted to executive officers, directors and other key employees for the purchase of common stock. No compensation expense is recognized on the grant date, since at that date, the option price equals or is higher than the market price of the underlying common stock. The Company discloses

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
OCTOBER 31, 2004 AND 2003

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             Options for Common Stock (Continued)

the pro forma effect of accounting for stock options under the fair value method. The Company uses the fair value method to account for options granted to advisors for the purchase of common stock.

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
OCTOBER 31, 2004 AND 2003

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
OCTOBER 31, 2004 AND 2003

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
OCTOBER 31, 2004 AND 2003

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
OCTOBER 31, 2004 AND 2003

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             Reclassifications

Certain amounts for the six months ended October 31, 2003 have reclassified to conform to the presentation of the October 31, 2004 amounts. The reclassifications have no effect on net loss for the six months ended October 31, 2003.

NOTE 3-     RELATED PARTY PAYABLE

In October 2004, the Company received an advance from an officer of the Company for certain working capital needs. These funds were repaid in November 2004.

NOTE 4-     COMMITMENTS AND CONTINGENCIES

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

Rental expense charged to expense during the six months ended October 31, 2004 and 2003 was $101,144 and $129,522, respectively. Future minimum payments under the noncancellable restaurant lease as of October 31, 2004 are as follows:

2005	$93,440

NOTE 5-     CAPITAL LEASE OBLIGATION

The Company leased equipment under a capital lease. The equipment cost of $32,286 was amortized over its useful life and such amortization was included in the depreciation and amortization expense for 2003. During 2003, the lease expired and the Company purchased the equipment.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
OCTOBER 31, 2004 AND 2003

NOTE 6-     MARRIOTT LICENSE

The Company is an exclusive supplier of sports memorabilia and a consultant to all new Champions Sports Bars located in Marriott and Renaissance Hotels worldwide.

NOTE 7-     STOCKHOLDERS’ DEFICIT

             Common Stock

The Company has 50,000,000 shares authorized and 16,824,658 shares issued and outstanding at October 31, 2004.

On October 11, 2004, an officer of the Company exercised his stock option to acquire 8,000,000 shares of restricted common stock at $.01 per share.

There were no other issuances of common stock during the six months ended October 31, 2004 and 2003, respectively.

             Preferred Stock

The Company has 56,075 shares of preferred stock authorized and 32,450 shares issued and outstanding at October 31, 2004.

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

For each of the nine fiscal years ended April 30, 2004, the Company deferred payment of the annual dividend on the Series A preferred stock. For the quarters ended October 31, 2004 and 2003, the deferral was $0 and $15,938, respectively. Preferred stock dividends in arrears at July 31, 2004 aggregated $350,460 ($10.83 per preferred share). Effective November 2003, pursuant to a board resolution, the Company cancelled its payment and/or accruing of preferred stock dividends.

             Common Stock Options

The Company in 1993 adopted a stock option plan, which expired on August 2, 2002. No options were exercised under the plan. All options granted by the Company were granted pursuant to board resolutions and not under the stock option plan.

CHAMPION SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
OCTOBER 31, 2004 AND 2003

NOTE 8-     GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company has sustained net operating losses for the six months ended October 31, 2004 and 2003, and has sustained large accumulated deficits. In addition, the Company is in search of acquiring a business, or finding a suitable merger candidate.

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

At October 31, 2004, deferred tax assets consist of the following:

Net operating loss carryforwards	$1,423,800
Less: valuation allowance	(1,423,800)
$-0-

At October 31, 2004, the Company had federal net operating loss carryforwards in the approximate amounts of $4,068,000 available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 10-     SUBSEQUENT EVENT

In November 2004, the Company received a down payment from Marriott, for the memorabilia and consulting fee for the new Champions Sports Bar Restaurant that is projected to open in the Marriott hotel in Louisville, Kentucky in March 2005.

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

Results of Operation

       For the six months ended October 31, 2004, the Company’s net loss from operations was $92,490, ($0.01) per common share. For the three month period ended October 31, 2004, the Company’s net loss from its operations was $28,956, ($0.00) per common share

       For the six months ended October 31, 2003, the Company’s net loss from operations was $79,905 before preferred stock dividends of $21,580, resulting in a net loss available to common shareholders of $101,485. For the three months ended October 31, 2003, the Company’s net loss from operations was $32,557 before preferred stock dividends of $10,790, resulting in a net loss available for common shareholders of $43,347.

       The Company’s assets decreased to $301,084 at October 31, 2004 from $391,919 at April 30, 2004, as a result of the net loss for the six-month period.

Revenues

       The Company’s total revenues decreased by 13.8% for the six-month period and decreased 0.8% for the three months period ended October 31, 2004. The Company’s total revenues were $865,232 and $1,004,075 for the six months ended October 31, 2004 and 2003. By component, food and beverage sales decreased 13.6% for the comparable six-month periods. For the three-month period, food and beverage sales were essentially the same for the comparable period. Merchandise and memorabilia sales for the six months ended October 31, 2004 were $9,384 compared to $12,918 in the comparable period. The Company did not provide any sports memorabilia to Marriott hotels during the six months ended October 31, 2004.

Expenses

       Cost of food and beverage were 32.5% and 27.9% of food and beverage sales of for the six months ended October 31, 2004 and 2003. The increase in the cost of food and beverage is attributed to the increase in wholesale prices. Subsequently, the Company has increased menu prices to reflect the increased costs. Restaurant payroll and related costs increased to 36.0% from 33.8% of related sales for the six months ended October 31, 2004 and 2003. Restaurant occupancy costs were 14.7% from 13.1% of restaurant sales for the six-month comparable periods. Other restaurant costs were 19.9% and 18.7% of sales for the comparable periods. General and administrative expenses for the Company’s corporate office were $55,018 or 6.4% of the Company’s total revenues for the six months ended October 31, 2004 compared to $125,328 or 12.5% for the six months ended October 31, 2003. Depreciation and amortization expense represented 2.8% of the Company’s total revenues during each six-month period ended October 31, 2004 and 2.4% for the six-month period ended October 31, 2003.

Liquidity and Capital Resources

       The Company’s cash position on October 31, 2004 was $67,926 compared to $120,116 on April 30, 2004, a decrease of $52,190. For the six months ended October 31, 2003 the Company’s operating activities used $70,724 in cash. For the six months ended October 31, 2003, the Company replaced aging equipment for the San Antonio Champions restaurant for $2,931.

       During the six months ended October 31, 2004 and 2003, the Company met its cash needs from its revenues and cash reserves and from cash flow from its San Antonio restaurant. During the six months ended October 31, 2004, an officer of the Company advanced the Company $9,100 to meet its immediate obligations, subsequently, the $9,100 has been repaid.

       On October 31, 2004 the Company’s working capital was a negative $372,975 versus a negative $304,695 on April 30, 2004. The Company is uncertain that it will be able to meet its cash requirements for the next twelve months from its cash reserves and from its operating activities.

       Stockholder’s equity increased to $(185,194) as of October 31, 2004 compared to $(92,704) as of April 30, 2004, as a result of the net loss for the six-month period.

       The Company’s Board of Directors voted to defer the annual meeting of shareholders in order to preserve the Company’s cash position.

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

Subsequent Event

       In November 2004, the Company received a down payment from Marriott, for the memorabilia and consulting fee for the new Champions Sports Bar Restaurant that is projected to open in the Marriott hotel in Louisville, Kentucky in March 2005.

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

Part II. Other Information

Item 4.  Submission of Matters to A Vote of Security Holders

       None

Item 6.  Exhibits and Reports on Form 8-K

       Form 8-K was filed on October 13, 2004 relating to the exercise of a stock option for 8,000,000 common shares by an officer of the Company.

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

December 14, 2004

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

Date: December 14, 2004

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

(5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and
       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls, and

(6) The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 14, 2004

By:	/s/ JAMES E. McCOLLAM
JAMES E. McCOLLAM
Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the report of Champions Sports, Inc. (the "Company") on Form 10-QSB for the six months ended October 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to their knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated: December 14, 2004	By:	/s/ James M. Martell
James M. Martell, Chief Executive
Officer

Dated: December 14, 2004	By:	/s/ James E. McCollam
James E. McCollam, Chief Financial
Officer