Form 10QSB
period 2005-01-31
CHAMPIONS SPORTS INC
filed 2005-03-17
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Mark One
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2005

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ________

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

Yes X No

As of March 17, 2005 the Registrant had a total of 16,824,658 shares of common stock outstanding.

CHAMPIONS SPORTS, Inc.
FORM 10-QSB

INDEX

Page

Part I. Financial Information

Item 1. Financial Statements
Consolidated Balance Sheets as of January 31, 2005 (unaudited)
and April 30, 2004	3

Consolidated Statements of Operations:
Three months and nine months ended January 31, 2005,
and January 31, 2004, (unaudited)	4

Consolidated Statements of Cash Flows:
Nine months ended January 31, 2005, and
January 31, 2004 (unaudited)	5

Notes to Consolidated Financial Statements	6 - 17

Item 2. Management’s Discussions and Analysis of Financial Condition
and Results of Operations	18

Item 4. Controls and Procedures	23

Part II. Other Information and Signatures

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 6. Exhibits and Reports on Form 8-K	24

Signatures	25

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	26
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	28
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	29

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2005 (UNAUDITED)

ASSETS
		(Restated)
	January 31,	April 30,
	2005	2004
	(UNAUDITED)	(AUDITIED)
CURRENT ASSETS
Cash and cash equivalents	$52,608	$120,116
Accounts receivable	524	22,713
Inventories	26,849	30,349
Prepaid expenses	7,351	6,750

Total current assets	87,332	179,928

Property and equipment, net	164,624	200,939

Deposits	11,052	11,052

TOTAL ASSETS	$263,008	$391,919

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$68,216	$92,758
Dividend payable on preferred stock	350,460	350,460
Other accrued expenses	260,444	146,116
Deferred lease commission	-	2,836
Deferred revenue	35,000	-

Total current liabilities	714,120	592,170

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT)
Preferred stock, $10 par value; 56,075 shares authorized;
32,450 shares issued and outstanding	324,500	324,500
Common stock, $.001 par value; 50,000,000 shares authorized
16,824,658 and 8,824,658 shares issued and outstanding	16,825	8,825
Additional paid-in capital	5,922,349	5,850,349
Subscription receivable	(80,000)	-
Accumulated deficit	(6,634,786)	(6,383,925)
Total stockholders’ (deficit)	(451,112)	(200,251)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$263,008	$391,919

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONHTS ENDED JANUARY 31, 2005 AND 2004 (UNAUDITED)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	JANUARY 31,		JANUARY 31,
	2005	2004	2005	2004
		(Restated)		(Restated)
OPERATING REVENUE
Food and beverage	$1,265,368	$1,442,782	$413,658	$456,445
Merchandise, memorabilia, and consulting fees	11,335	17,512	1,951	4,594
Other income	6,090	5,857	1,952	1,037

Total operating revenue	1,282,793	1,466,151	417,561	462,076

COSTS AND OPERATING EXPENSES
Cost of food and beverage	405,507	423,066	128,876	148,113
Cost of merchandise and memorabilia	2,973	16,167	1,511	3,753
Restaurant payroll and related costs	451,382	486,985	145,041	154,008
Restaurant occupancy costs	187,005	184,767	62,149	55,245
Other restaurant costs	252,327	280,755	83,123	96,178
General and administrative	198,145	221,328	62,466	46,667
Depreciation and amortization	36,315	36,314	12,106	12,105

Total costs and operating expenses	1,533,654	1,649,382	495,272	516,069

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(250,861)	(183,231)	(77,711)	(53,993)
Provision for income taxes	-	-	-	-

NET LOSS	(250,861)	(183,231)	(77,711)	(53,993)

Preferred stock dividends	-	(21,580)	-	-

(LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(250,861)	$(204,811)	$(77,711)	$(53,993)

BASIC (LOSS) PER COMMON SHARE	$(0.02)	$(0.02)	$(0.00)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	12,071,035	8,690,375	16,824,658	8,729,750

CONDENSED CONSOLIDATED STATEMENTS CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2005 AND 2004 (UNAUDITED)

		(Restated)
	2005	2004

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(250,861)	$(183,231)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and amortization	36,315	36,314

Changes in assets and liabilities
Accounts receivable	22,189	-
Inventories	3,500	(7,451)
Prepaid expenses	(601)	(1,388)
Accounts payable	(24,542)	(3,824)
Other accrued expenses	114,328	56,110
Deferred revenue	35,000	-
Deferred lease concessions	(2,836)	(3,997)
Total adjustments	183,353	75,764

Net cash (used in) operating activities	(67,508)	(107,467)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(2,931)
Net cash (used in) investing activities	-	(2,931)

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(67,508)	(110,398)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	120,116	195,101

CASH AND CASH EQUIVALENTS - END OF PERIOD	$52,608	$84,703

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:

Exercise of common stock option by officer	$80,000	$-

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2005 AND 2004

NOTE 1-     ORGANIZATION AND BASIS OF PRESENTATION

Champions Sports, Inc., (the “Company”) a Delaware corporation, promoted a sports theme restaurant bar concept through Company owned and licensed operations. The Company sold the rights to the Champions brand to Marriott International, Inc. (Marriott) and became a licensee of Champions Sports Bar Restaurants. Substantially all memorabilia sales are to Marriott. At January 31, 2005 and 2004, respectively, the Company through its subsidiaries, owns and licenses, without a royalty fee, one Champions Sports Bar Restaurant in San Antonio, Texas.

The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the nine months ended January 31, 2005 may not be indicative of the results for the entire year.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained herein.

The Company has restated its April 30, 2004 audited consolidated balance sheet and unaudited condensed consolidated statements of operations for the nine and three months ended January 31, 2004 and condensed consolidated statement of cash flows for the nine months ended January 31, 2004 to account for the accrual of management salaries in accordance with an employment agreement with an officer of the Company. The Company recognized an additional $107,547 in its consolidated balance sheet as other accrued expenses, and an additional $67,217 in general and administrative expenses in the nine months ended January 31, 2004 and $17,884 for the three months ended January 31, 2004.

NOTE 2-      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions have been eliminated in consolidation.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JANUARY 31, 2005 AND 2004

NOTE 2-      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization is computed from the date property is placed in service using the straight-line method over estimated useful lives as follows:

Life

Furniture and equipment	5-15 years

Leasehold improvements	Remaining term of the lease

Depreciation and amortization expense was $36,315 and $36,314 for the nine months ended January 31, 2005 and 2004, respectively.

       Inventories

Inventories consist of goods and supplies held for sale in the ordinary course of business and are stated at the lower of cost, determined on the first-in-first-out basis, or market. The components of inventories at January 31, 2005 were as follows:

Restaurant food and beverage	$18,719
Promotional merchandise for sale to
restaurant customers	8,130
$26,849

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

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JANUARY 31, 2005 AND 2004

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       Net (Loss) Per Share (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	January 31,	January 31,
	2005	2004

Net loss	$(129,871)	$(137,594)

Weighted-average common shares
Outstanding (Basic)	12,071,035	8,690,375

Weighted-average common stock
Equivalents
Stock options	-	8,000,000
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	12,071,035	16,690,375

Options and warrants outstanding to purchase stock were included in the chart above, however, not included in the computation of diluted EPS for January 31, 2005 and 2004 because inclusion would have been antidilutive.

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

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JANUARY 31, 2005 AND 2004

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       Accounts Receivable

Management believes that all accounts receivable as of January 31, 2005 are fully collectible. Therefore, no allowance for doubtful accounts is recorded.

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
JANUARY 31, 2005 AND 2004

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
JANUARY 31, 2005 AND 2004

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
JANUARY 31, 2005 AND 2004

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
JANUARY 31, 2005 AND 2004

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
JANUARY 31, 2005 AND 2004

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       Reclassifications

Certain amounts for the nine months ended January 31, 2004 have reclassified to conform to the presentation of the January 31, 2005 amounts. The reclassifications have no effect on net loss for the nine months ended January 31, 2004.

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

Rental expense charged to expense during the nine months ended January 31, 2005 and 2004 was $151,649 and $180,659, respectively. Future minimum payments under the noncancellable restaurant lease as of January 31, 2005 are as follows:

2005	$ 59,545

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

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JANUARY 31, 2005 AND 2004

NOTE 6-     MARRIOTT LICENSE

The Company is an exclusive supplier of sports memorabilia and a consultant to all new Champions Sports Bars located in Marriott and Renaissance Hotels worldwide. Marriott terminated the exclusive consulting services and sports memorabilia supply agreement dated November 7, 1997 in February 2005.

In November 2004, the Company received a down payment of $35,000 from Marriott, for the memorabilia and consulting fee for the new Champions Sports Bar Restaurant that is projected to open in the Marriott hotel in Louisville, Kentucky in March 2005.

NOTE 7-     STOCKHOLDERS’ DEFICIT

       Common Stock

The Company has 50,000,000 shares authorized and 16,824,658 shares issued and outstanding at January 31, 2005.

On October 11, 2004, an officer of the Company exercised his stock option to acquire 8,000,000 shares of restricted common stock at $.01 per share.

In accordance with Emerging Issues Task Force (EITF) 95-16, “Accounting for Stock Compensation Arrangements with Employer Loan Features under APB Opinion No. 25,” this option was exercised with a note receivable from the officer. The note is secured along with any related interest by the stock, and the note is prepayable and due on demand. It does not constitute a new grant of an option under EITF 95-16, because the option agreement did not contain a clause that permitted the officer to exercise the option with a nonrecourse note, and the exercise with a note does not extend the original option period. Despite the Company’s lease expiring in June 2005, the Company believes that the receivable is fully collectible, due to the officer’s pursuit of a business combination.

There were no other issuances of common stock during the nine months ended January 31, 2005 and 2004, respectively.

       Preferred Stock

The Company has 56,075 shares of preferred stock authorized and 32,450 shares issued and outstanding at January 31, 2005.

Effective November 2003, pursuant to a board resolution, the Company cancelled its payment and/or accruing of preferred stock dividends. The Company’s Board of Director’s decided to only pay/accrue the preferred stock dividend upon a successful merger or business combination. The Series A preferred stock would be equal to 12 percent per annum, and the dividends are to be accrued on the Company’s book if not paid. The dividend may be paid in cash or common stock of the Company at the Company’s discretion. The number of shares comprising the dividend paid in common stock shall be determined by dividing $1.20 by the closing bid price for the common stock on the payment date. The Series A preferred stock is preferred in liquidation or dissolution up to the amount of their par value ($10 per share). The Series A preferred stock in 2004 converted into 15 shares of the Company’s common stock. There were no conversions in 2003.

CHAMPION SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JANUARY 31, 2005 AND 2004

NOTE 7-     STOCKHOLDERS’ DEFICIT (CONTINUED)

       Preferred Stock (Continued)

For each of the nine fiscal years ended April 30, 2004, the Company deferred payment of the annual dividend on the Series A preferred stock. For the quarters ended January 31, 2005 and 2004, the deferral was $0 and $15,938, respectively. Accrued preferred stock dividends at January 31, 2005 and 2004 aggregated $350,460 ($10.83 per preferred share). The remaining accrued dividends are anticipated to be paid in cash or common stock upon a successful merger or other business combination.

       Common Stock Options

The Company in 1993 adopted a stock option plan, which expired on August 2, 2002. No options were exercised under the plan. All options granted by the Company were granted pursuant to board resolutions and not under the stock option plan.

NOTE 8-     GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company has sustained net operating losses for the nine months ended January 31, 2005 and 2004, and has sustained large accumulated deficits. In addition, the Company is in search of acquiring a business, or finding a suitable merger candidate.

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

CHAMPION SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JANUARY 31, 2005 AND 2004

NOTE 9-     PROVISION FOR INCOME TAXES (CONTINUED)

At January 31, 2005, deferred tax assets consist of the following:

Net operating loss carryforwards	$1,396,000
Less: valuation allowance	(1,396,000)
$-0-

At January 31, 2005, the Company had federal net operating loss carryforwards in the approximate amounts of $4,105,000 available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

This document contains "forward-looking statements" (within the meaning of the Private Securities Litigation Act of 1995) that inherently involve risk and uncertainties. The Company’s actual results could differ materially from those anticipated in the forward-looking statements as a result of unforeseen external factors. These factors may include, but are not limited to, changes in general economic conditions, the ongoing threat of terrorism, customer acceptance of products offered and other general competitive factors, and the ability to have access to financing sources on reasonable terms. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis, judgment, belief or expectation only as of the date hereof.

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

Certain amounts for the nine months ended January 31, 2004 have been reclassified to conform to the presentation of the January 31, 2005 amounts. The reclassifications have no effect on net loss for the nine months ended January 31, 2004.

Results of Operation

       For the nine month period ended January 31, 2005, the Company’s net loss applicable to common shareholders was $250,861 or ($0.02) per common share as compared to a net loss of $204,811 or ($0.02) per common share for the nine month period ended January 31, 2004. For the nine months ended January 31, 2005 and January 31, 2004, the net loss was from the Company’s ongoing operations.

       The Company’s assets decreased to $263,008 at January 31, 2005 from $391,919 at April 30, 2004. For the three months ended January 31, 2005 the Company’s net loss from its ongoing operations was $77,711 compared to a net operating loss of $53,993 during the three months ended January 31, 2004.

Revenues

       The Company’s total revenues decreased 12.5% to $1,282,793 for the nine months ended January 31, 2005 versus $1,466,151 for the nine-month period ended January 31, 2004. By component, food and beverage sales decreased 12.3% from the previous year for the nine months and 9.4% for the three months period from the previous year. The decrease in food and beverage sales is attributed to a decrease in conventions and tourism in the San Antonio area. Merchandise and memorabilia sales for the nine months ended January 31, 2005 decreased to $11,335 compared to $17,512. The Company did not provide any memorabilia and consulting services to Marriott International during the nine month period ended January 31, 2005 and 2004, and the Company owned restaurant in San Antonio ceased selling tobacco products to comply with a new enacted city ordinance. For the three months ended January 31, 2005 and 2004, merchandise and memorabilia sales were less than 1% of the Company’s total revenues. For the nine months ended January 31, 2005 and 2004, other income was less than 1% of the Company’s total revenues.

Expenses

       Cost of food and beverage increased to 32.0% of related sales compared for the nine months ended January 31, 2005 compared to 29.3% related sales for the comparable period. This variance is attributed to an increase in wholesale prices, especially in beef, poultry and produce. While the Company implemented retail price increases during FY 2004 and 2005, in order to remain competitive, they were not sufficient to absorb all of the wholesale price increases. Cost of merchandise and memorabilia sales for the nine months ended January 31, 2005 was $2,973 compared to $16,167 in the preceding year. Restaurant payroll and related costs were 35.7% of related food and beverage sales contrasted to 33.8% for the nine months ended January 31, 2004. The higher percentage to related sales is attributed to the decrease in food and beverage sales, as the dollar amount decreased from the comparable period was approximately $35,000. Restaurant occupancy costs were $187,005 for the nine months and $62,149 for the three months ended January 31, 2005 compared to $184,767 for the nine months and $55,245 for the three month comparable period in 2004. The increase in occupancy costs it attributed to an increase in real estate taxes and common area charges passed on by the landlord. Other restaurant costs were 19.9% of food and beverage sales for the nine months and 20.1% of food and beverage sales for the three months ended January 31, 2005 compared to 19.5 of food and beverage sales for the comparable nine month and 21.1% for the three months in 2003. General and administrative expense was $198,145 for the nine months ended January 31, 2005 compared to $221,328 for the nine months ended January 31, 2004, as restated. The Company has restated its April 30, 2004 audited consolidated balance sheet and unaudited condensed consolidated statements of operations for the nine and three months ended January 31, 2004 and condensed consolidated statement of cash flows for the nine months ended January 31, 2004 to account for the accrual of management salaries in accordance with an employment agreement with an officer of the Company. The Company recognized an additional $107,547 in its consolidated balance sheet as other accrued expenses, and an additional $67,217 in general and administrative expenses in the nine months ended January 31, 2004 and $17,884 for the three months ended January 31, 2004.

Depreciation and amortization expense accounted for approximately 2.5 % of the Company’s total revenues during the nine months ended January 31, 2005 and 2004 and during the three months ended January 31, 2005 and 2004.

Liquidity and Capital Resources

       The Company’s cash position on January 31, 2005 decreased by $67,508 to $52,608 from $120,116 on April 30, 2004, as a result of its ongoing losses. For the nine months ended January 31, 2005, the Company’s ongoing operations used cash totaling $67,508. For the comparable period ending January 31, 2004, the Company’s ongoing operations used cash of $110,398. For the nine months ended January 31, 2004, the Company purchased equipment for its San Antonio location for $2,931.

       In October 2004, an officer of the Company exercised an option to acquire 8,000,000 restricted common shares at $0.01 per share by issuing to the Company a note in the amount of $80,000. The note is secured along with any related interest by the stock issued, and the note is prepayable and due on or before October 2006.

       The Company met its cash needs during the nine months ended January 31, 2005 and 2004 from its cash reserves and from cash flow from its San Antonio, Texas operation.

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

       The Company’s working capital was a negative $626,788 on January 31, 2005 and negative $412,242 on April 30, 2004. The Company’s working capital when compared to other publicly traded companies in the restaurant industry is unfavorable. This is primarily attributed to accrued dividends on the preferred shares and to the fact that other companies in the industry have multiple locations with a broader sales base and generate greater cash flows to offset corporate overhead expense. In the Company’s current situation, the one operating unit has generated cash to cover its operating expense, but has not produced sufficient cash to offset the corporate overhead costs

       Stockholder’s equity was a negative $451,112 as of January 31, 2005 compared to a negative $200,251 as of April 30, 2004. The decrease in stockholder’s equity is due to the loss for the nine months ended January 31, 2005.

Other

The Company’s independent auditor, for the year ending April 30, 2004, has expressed substantial doubt the Company can continue as a going concern. The Company is still facing grave liquidity and cash problems as of January 31, 2005 and through the date of the filing of this 10-QSB The Company has reduced its general and administrative expense to conserve cash. The Company continues to review and evaluate its operations and priorities. The Company is actively pursuing merger or acquisition candidates and other financing possibilities to meet its liquidity needs. There is no assurance that the Company will be able to structure a merger or acquisition on terms satisfactory to the Company or to improve its liquidity. If the situation does not improve, the Company might be forced to discontinue its operations. The Company’s Board of Directors voted to defer the annual meeting of shareholders to preserve to Company’s cash position.

The Company was notified in February 2005, that it would no longer be the exclusive supplier of sports memorabilia and consulting services to Marriott International, Inc. effective May 28, 2005. The Company may continue to receive additional consulting work, no longer on an exclusive basis, from Marriott in the future.

The restaurant lease for the Company’s CHAMPIONS location in San Antonio Texas will expire on June 30, 2005 and the Company’s restaurant operations will cease at that point. The Company does not have the resources to open and operate in another location. It is not the intention of the Company to cease operations if its restaurant in San Antonio stops operating. It is the intention of the Company to continue operations until such time as Champions finds a business opportunity and merges with another company. We are continuing to actively look at various business opportunities in order to continue operations.

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

Part II.   Other Information

Item 4.   Submission of Matters to A Vote of Security Holders

       None

Item 6.   Exhibits and Reports on Form 8-K

       Form 8 K was file on February 8, 2005 regarding the termination by Marriott of the exclusive Consulting Services and Sports Memorabilia Supply Agreement, dated November 7, 1997, effective May 28, 2005.

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

March 17, 2005

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

 Date: March 17 2005

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

Date: March 17, 2005

By: /s/ JAMES E. McCOLLAM
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

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       I, James Martell, President and Chief Executive Officer of Champions Sports, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

       1.  The accompanying Quarterly Report on Form 10-QSB of the Company for the fiscal quarter ended January 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

       2.  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

March 17, 2005	/s/ James Martell
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

CERTIFICATION OF PRINCIPAL ACCOUNTING OFFICER
PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

       I, James E. McCollam, Treasurer, Secretary and Principal Accounting Officer of Champions Sorts, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

       1.  The accompanying Quarterly Report on Form 10-QSB of the Company for the fiscal quarter ended January 31, 2005 (the "Report") fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934; and

       2.  The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

March 17, 2005
/s/ James E. McCollam
James E. McCollam
Treasurer, Secretary and
Principal Accounting Officer

        A signed original of the above certification has been provided to Champions Sports, Inc. Inc. and will be retained by Champions Sports, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.