Form 10KSB/A
period 2004-04-30
CHAMPIONS SPORTS INC
filed 2005-08-05
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

Mark One
[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

       Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X No  _

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form10-KSB. [X]

For the year ended April 30, 2004, the revenues of the registrant were $1,999,173.

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

       On January 16, 1986, the Company acquired 100% of the outstanding shares of CHAMPIONS Sports International, Inc. ("CSII"), in exchange for 195,555,555 shares of the Company’s Common Stock. In February, 1986, International Group, Inc. changed its name to CHAMPIONS Sports, Inc. Between 1987 and 1988, most of the original warrants issued in September 1985 were exercised by stockholders and consequently the Company received additional capital of $2,356,268. On September 12, 1989, CSII was merged with and into the Company, with the Company as the surviving corporation. In November 1991, the Company effected a reverse split of its outstanding shares on a 1 for 100 basis. In November 1992, the Company completed a public offering of 350,000 Shares of Series A 12% Convertible Preferred Stock. In March 1993, the Company completed an exchange offer converting all, except 64,575 preferred shares, into 2,171,657 shares of common stock. Through FY 2002, an additional 11,450 preferred shares were converted to 53,930 shares of common stock and in FY 2004, 20,675 preferred shares were converted to 310,199 shares of common stock.

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

       In seeking to attain this business objective, the Company will not restrict its search to any particular industry. Rather, the Company may investigate businesses of essentially any kind or nature and participate in any type of business that may, in management’s opinion, meet the business objectives as described in this document. The Company emphasizes that the description in this document of its business objectives is extremely general and is not meant to restrict the discretion of management to search for and enter into potential business opportunities.

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

       The Company anticipates that target business candidates will be brought to its attention from various unaffiliated sources, including but not restricted to, investment bankers, venture capitalists, securities broker-dealers, bankers and other members of the financial community, who may present solicited or unsolicited proposals. Company’s officers and directors and their affiliates may also bring to the Company’s attention target business candidates. While the Company does not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal or basis, the Company may engage such firms in the future, in which event, the Company may pay a finder’s fee or other compensation for such introductions if they result in consummated transactions. These fees are customarily between 1% and 5% of the size of the overall transaction, based upon a sliding scale of the amount involved.

       The Company’s management will have significant flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, the management will consider, among other factors, the following:

  the financial condition and results of operation of the target;
  the growth potential of the target and that of the industry in which the target operates;
  the experience and skill of the target’s management and availability of additional personnel;
  the capital requirements of the target;
  the competitive position of the target;
  the stage of development that the target’s products, processes or services are at;
  the degree of current or potential market acceptance of the target’s products, processes or services;
  proprietary features and the degree of intellectual property or other protection of the target’s products, processes or services;
  the regulatory environment of the industry in which the target operates;
  the prospective equity interest in, and opportunity for control of, the target; and
  the costs associated with effecting the business combination.

       These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by management in connection with effecting a business combination consistent with Company’s business objective.

       In connection with Company’s evaluation of a prospective target business, the Company anticipates that it will conduct due diligence review that will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as a review of financial or other information that will be made available to the Company.

       The Company will endeavor to structure a business combination so as to achieve the most favorable tax treatment to the Company, the target business and both of the companies’ stockholders. There can be no assurance, however, that the Internal Revenue Service or appropriate state tax authority will agree with the tax treatment of the business combination.

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

       Although the Company intends to carefully scrutinize the management of a prospective target business before effecting a business combination, the Company cannot give assurance that its assessment of the target’s management will prove to be correct, especially in light of the possible inexperience of Company’s management in evaluating certain types of businesses. In addition, the Company cannot give assurance that the target’s future management will have the necessary skills, qualifications or abilities to manage a public company intending to embark on a program of business development. Furthermore, the future role of Company’s officers and directors, if any, in the target business cannot presently be stated with any certainty. It is possible that one or more of the Company’s officers and directors will remain associated in some capacity with the Company following a business combination and will devote their efforts to the affairs of the new business combination. Moreover, the Company cannot give assurance that its officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

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

       (c)  Description of the Operating Business.

       1.     Concept

       The Company operates a restaurant in San Antonio, Texas by the name of CHAMPIONS which has a sports theme concept that combines casual dining, sports viewing with strategic marketing and promotions. The CHAMPIONS popularity is defined in the CHAMPIONS motto: "Good Food, Good Times, Good Sports." This concept is based, in large measure, on the format implemented in the first CHAMPIONS location that opened in the Georgetown section of Washington, D.C. in 1983. A strong food component was added to the original concept so that the CHAMPIONS in San Antonio, Texas is a full-fledged restaurant as well as bar. The sports theme of CHAMPIONS is based upon management’s belief that sports appeals to most socio-economic, age and gender groups worldwide. The sports atmosphere at CHAMPIONS is created by the presence of hundreds of items of original sports memorabilia such as uniforms, sports equipment, posters, advertising, signs, magazine covers, official programs, film posters, and photographs from local, national and international celebrities and sporting events, past and present. The sports decor seeks to establish a feeling a comfort and belonging for all customers. In addition, CHAMPIONS atmosphere is enhanced by sports programming and viewing which is accomplished through a network of strategically placed TV monitors designed to continuously show local, national and international sporting events without taking away from the casual dining experience. Although sports is a theme in CHAMPIONS restaurants it is not the dominant factor. At the heart of the CHAMPIONS concept is the food. The menu, which attracts guests for lunch and dinner, appeals to those interested in dining at a moderate price. It incorporates traditional American cuisine as well as popular regional items. CHAMPIONS average check is about $14.25 per person, placing it within the “casual dining” segment of the restaurant industry. This segment seeks to attract customers who want a higher quality of food and service than that commonly provided at "fast food" or "family style” restaurants. Although no element of the CHAMPIONS concept is unique, the combination of food, atmosphere, sports memorabilia, sports viewing, marketing and promotions defines the concept.

       2.     Operations

       As of the end of the fiscal year, the Company was engaged in the following types of operations:

       (i)  Company-Owned Operation

  The Company currently operates one Company-owned restaurant. This location is licensed from Marriott, royalty free, to use the name CHAMPIONS pursuant to a licensing agreement signed in FY 1998. This CHAMPIONS sports bar restaurant has been in operation since 1989 and is located in the River Center Mall in San Antonio, Texas. The San Antonio restaurant provided approximately 99% of the Company’s revenues for FY 2004, as reflected in the consolidated financial statements included herein. However, effective, June 30, 2005, the lease expires and the landlord has not renewed the Company’s lease, and therefore operations will cease.

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

       3.     Competition

       The food and beverage industry is highly competitive. Food and beverage businesses are affected by changing customer tastes, local and national economic conditions that affect spending habits, population shifts and traffic patterns. Quality of service, attractiveness of facilities and price are also important factors. The popularity of the concept of sports bar restaurants has spawned a number of companies seeking to capitalize on that market. While the Company believes that the Champions concept is superior, there are other “sports" bar restaurants in operation. The sports memorabilia business is also highly competitive.

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

       5.     Government Regulation

       The Company’s CHAMPIONS sports bar restaurant is subject to federal, state and local governmental regulations, including regulations relating to alcoholic beverage control, public health and safety, zoning and fire codes. The failure to retain food, liquor or other licenses would adversely affect the operations of the Company’s restaurant. While the Company has not experienced and does not anticipate any problems in retaining required licenses, permits or approvals, any difficulties, delays or failures in retaining such licenses, permits or approvals could adversely affect the restaurant. The license to sell alcoholic beverages must be renewed annually and may be suspended or revoked at any time for cause, including violation by the Company or its employees of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of patrons or employees, advertising, wholesale purchasing, and inventory control, handling and storage. However, the restaurant is operated in accordance with standardized procedures designed to assure compliance with all applicable codes and regulations.

       The Company may be subject to “dram-shop” statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to such person. While the Company carries liquor liability coverage, a judgment against the Company under a dram-shop statute in excess of the Company’s liability coverage, or inability to continue to obtain such insurance coverage at reasonable costs, could have a material adverse effect on the Company. The Company is also subject to the Fair Labor Standards Act, the Immigration Reform and Control Act of 1986 and various state laws governing such matters as minimum wages, overtime, tip credits and other working conditions. A significant number of the Company’s hourly personnel are paid at rates related to the federal minimum wage and, accordingly, increases in the minimum wage or decreases in the allowable tip credit will increase the Company’s labor cost.

       6.     Employees

       As of April 30, 2004, the Company had 2 employees in its corporate office in Arlington, Virginia and 46 employees (both management and hourly) at its San Antonio restaurant.

Item 2.     Properties.

       The Company is leasing, on a month-to-month basis, its corporate office space located at 2420 Wilson Blvd., Suite 214, Arlington, VA 22201. The Company’s rental payments are $500 per month. The Company is leasing 5,289 square feet of space for its restaurant in San Antonio, TX pursuant to a lease, which expires in June 2005. The lease provides monthly rental payments of $23,536 including CAM charges and real estate taxes. In addition, the lease requires a percentage of the unit’s revenues at the location in excess of $1,745,000 per year. The Company is actively searching for additional business opportunities with which to merge or acquire. It is not the intention of the Company to abandon or cease its restaurant operations. However, effective, June 30, 2005, the lease at the San Antonio restaurant expires and the landlord has not renewed the Company’s lease, and therefore operations will cease at that location.

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

Item 4.     Submission of Matters to a Vote of Security Holders.

       None

PART II

Item 5.     Markets for Common Equity & Related Stockholder Matters.

       (a)  Principal Market or Markets.

       The Common Stock was traded on the NASDAQ SmallCap Market until June 24, 1994. At that time, the Common Stock was delisted from the NASDAQ SmallCap Market for falling below the minimum financial requirements. The Common Stock is presently trading on the OTC Bulletin Board under the symbol CSBR. In October 1993, the series A 12% Convertible Preferred Stock was delisted from NASDAQ due to lack of the required two market makers necessary for continued listing and has not been trading since.

	Common Stock

	High	Low

Fiscal 2004	$	$

First Quarter	0.04	0.01
Second Quarter	0.01	0.01
Third Quarter	0.03	0.01
Fourth Quarter	0.05	0.01

	High	Low
Fiscal 2003	$	$

First Quarter	0.06	0.01
Second Quarter	0.04	0.02
Third Quarter	0.04	0.01
Fourth Quarter	0.03	0.01

       (b)  Approximate Number of Holders of Common Stock and the Preferred Stock.

       The number of holders of record of the Company’s common stock as of July 15, 2004 was 2,164 and the Company estimates that there are approximately 3,000 additional beneficial shareholders. There is one beneficial holder of the Company’s preferred stock as of July 15, 2004.

       (c)  Dividends.

       Holders of common stock are entitled to receive such dividends as may be declared by the Company’s Board of Directors. No dividends have been paid with respect to the Company’s common stock and no dividends are anticipated to be paid in the foreseeable future. Any future decisions as to the payment of dividends will be at the discretion of the Company’s Board of Directors, subject to applicable law. From November 1994 through November 2002, the Company’s Board of Directors voted each year to defer payment of the annual dividend on the Series A, 12% Preferred Stock, in order to preserve the Company’s cash reserves and in November 2003 cancelled the payment of the annual dividend on the Series A, 12% Preferred Stock. The Company’s Board of Directors determined, in the reasonable and prudent exercise of their business judgment, that the only manner in which any value could be realized to shareholders was from a merger of the Company with another company and that there does not seem to be any other basis on which the Company can continue. The Company is seeking to use its capital stock to effect a business combination with a private company, which wishes to establish a public trading market for its securities. Based on discussions with potential merger partners, it was clear that no potential merger partner would likely participate in a merger so long as there were outstanding preferred shares. On September 15, 2003, the Company sent a letter to all preferred shareholders announcing its intention to convert preferred shares to common shares. The proposed terms of the conversion were the exchange of one share of preferred stock for fifteen shares of common stock. The conversion also provided for a payment of $0.01 per share converted. The letter announcing the conversion made it clear that preferred shareholders could choose not to convert and that they would be reissued their preferred shares. The Company set a 15 to 1 ratio for the conversion of the preferred shares to common, in 2003, based on (a) the additional accrued dividends and (b) the desire to set an attractive conversion ratio which would facilitate conversion and place the corporation in a position to go forward with its business combination plans. 20,675 preferred shares were converted to 310,199 shares of common stock and payments of $206.75 were issued.

Item 6.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

       (a)  Results of Operations for Fiscal Years 2004 and 2003.

       1.     Revenues

       For the fiscal year ended April 30, 2004, the Company’s revenues decreased slightly from $2,006,406 to $1,999,173.

       By component, food and beverage sales increased 5.3% to $1,981,113 from to $1,882,118. The Company attributes the increased food and beverage sales to an increase in menu prices in the first quarter of 2004 and to a slight increase in customer volume. The food to beverage ratio for the San Antonio location was approximately 60% to 40% for both comparable years. Food and beverage sales accounted for 99% and 93.8% of the Company’s total revenue in the comparable periods.

       For the fiscal year ended April 30, 2003, the Company’s revenues decreased 6.6% to $2,006,406 from $2,147,995 in FY 2002.

       Revenues from merchandise and memorabilia sales and consulting fees accounted for less than 1% of the Company’s total revenue in FY 2004 compared to 5.79% in FY 2003. Sales of memorabilia are directly tied to the number of new Champions locations that open during the fiscal year. In FY 2004, the Company did not provide any sports memorabilia to any Champions locations. In FY 2003, the Company provided sports memorabilia to one Champions location. During FY 2004 and FY 2003, the Company other revenues accounted for less than 1% of its total revenues.

       2.     Expenses

       The Company’s cost of food and beverage was in FY2004 at the San Antonio restaurant location increased to 29.6% of sales from 24.6% in FY2003. This variance is attributed to an increase in wholesale prices, especially in beef, poultry and produce. While the Company implemented retail price increases during FY 2004, in order to remain competitive, they were not sufficient to absorb all of the wholesale price increases.

       Restaurant payroll and related costs were 32% of related food and beverage sales for FY 2004 and 35.3% of related sales in FY2003. This variance is attributed to a 5% increase in food and beverage sales and eliminating one management position during FY2004.

       Restaurant occupancy costs for FY 2004 were 12.7% of food and beverage sales compared to 13.3% in FY 2003.

       Other restaurant costs decreased as a percentage of food and beverage sales at 20.3% for FY 2004 compared to 21.5% for FY 2003. This variance is due to a 5% increase in food and beverage sales.

       General and administrative costs incurred in FY 2004 were $277,490 and $280,847 in FY 2003. The primary components of G&A expenses are operating the Company’s corporate office, including salaries. The Company has undertaken significant expense reduction actions in FY 2004 in order to preserve the Company’s cash. Its corporate officers have not taken any salaries since December 2003. The Company, on January 12, 2005, was advised by the Securities and Exchange Commission, upon its review of the Company’s filing of the Form 10-KSB for the year ended April 30, 2004, that when an executive officer, who is also a significant shareholder of the company, contributes his services to the company, the fair value of those services should be reflected as expense on the books of the Company. The revised filing reflects the action taken by the Company to accrue the salary of its executive officer, Mr. Martell, pursuant to the salary rate in his employment agreement. The Company is continually evaluating other cost reductions.

       Interest expense in both FY 2004 and 2003 was immaterial.

       3.     Profits / Losses

       For FY 2004, the Company’s loss was $215,234 from its operations before dividends accrued on the outstanding preferred stock of $21,580, producing a net loss for common shareholders of $236,814, or $0.02 per common share. The San Antonio Champions location produced a net profit of $68,934.

       For FY 2003, the Company’s loss was $145,994 from its operations before dividends accrued on the outstanding preferred stock of $63,750, producing a net loss for common shareholders of $209,744

       (b)  Liquidity and Capital Resources for Fiscal Years 2004 and 2003

       We are currently experiencing a severe shortage of working capital.

       The Company’s cash position on April 30, 2004 was $120,116 compared to $195,101 on April 30, 2003, a decrease of $74,985.

       During FY 2004, the Company’s operating activities used cash of $72,054. The Company used cash to purchase equipment for its San Antonio restaurant for $2,931. The Company’s operating activities and cash reserves were sufficient to meet its cash requirement during FY 2004.

       During FY 2003, The Company’s operating activities used cash of $248,117. The Company purchased equipment for its San Antonio Champions location for $9,135 and repaid a capital lease for $1,929. The Company’s operating activities and cash reserves were sufficient to meet its cash requirement during FY 2003.

       The Company’s restated working capital on April 30, 2004 was a negative $412,242, compared to a negative $463,353 on April 30, 2003. The Company’s working capital when compared to other publicly traded companies in the restaurant industry is unfavorable. This is primarily attributed to the fact that other companies in the industry have multiple locations with a broader sales base and generate greater cash flows to offset corporate overhead expense. In the Company’s current situation, the one operating unit has generated cash to cover its operating expense, but has not produced sufficient cash to offset the corporate overhead costs.

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

       (c)  Miscellaneous for Fiscal Years 2004 and 2003

       Stockholders’ equity on April 30, 2004 was a negative $200,251 compared to a negative $209,749 on April 30, 2003. The Company’s Board of Directors voted in FY 2004 to cancel the payment of the annual dividend on the Series A, 12%, Preferred Stock in order to preserve the Company’s cash reserves. In FY 2003 the Company’s Board of Directors voted to defer payment of the 12% annual dividend of the Company’s preferred stock This dividend was recorded on the Company’s balance sheet as a current liability. In addition, in FY 2004 and 2003, the Board of Directors voted to defer the annual meeting of shareholders in order to preserve the Company’s cash reserves.

Impact of inflation

       Inflationary factors have not had a significant effect on the Company’s operations

Risk factors

       The risks and uncertainties described below are not the only ones facing the Company. Additional risks not presently known or that the Company currently considers being insignificant may also impair the Company’s business operations in the future. The Company’s business, financial condition and plan of operations could be materially adversely affected by any of the following risks.

  The Company had a loss for the year ended April 30, 2004 and there is substantial doubt about the Company’s ability to continue as a going concern due to recurring losses and working capital shortages, which means that the Company may not be able to continue operations unless it obtains additional funding or merges with or is acquired by another company. The Company is actively pursuing merger or acquisition candidates and other financing possibilities to meet its liquidity needs. There is no assurance that the Company will be able to structure a merger or acquisition, or raise additional financing to continue operations on terms satisfactory to the Company.
  The loss of the services of the Company’s key employee, James Martell, the Company’s Chairman, President and CEO, may have a material adverse affect on the Company’s business, financial condition and its ability to obtain additional funding or structuring a merger or acquisition.
  The Company may, in the future, issue additional shares of the Company’s common stock, which would reduce shareholders’ percent of ownership and may dilute their share value. The Company’s Articles of Incorporation authorize the issuance of 50,000,000 shares of common stock, par value $.001 per share. As of July 25, 2004 the Company had 8,824,658 shares of common stock issued and outstanding. The future issuance of all or part of the remaining authorized common stock may result in substantial dilution in the percentage of the common stock held by the Company’s then existing shareholders. The Company may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by the shareholders, and might have an adverse effect on any trading market for the Company’s common stock.
  The Company’s common stock may be affected by sporadic or limited trading volume and may fluctuate significantly. Although the Company’s common stock has been continually traded publicly since 1985, and at times actively, it can be currently considered to be trading on a sporadic or limited basis on the OTC Bulletin Board in comparison to the NASDAQ National Market, the American Stock Exchange, New York Stock Exchange and other national securities exchanges and there can be no assurance that an active trading market for the common stock will develop. As a result, this could adversely affect the shareholders’ ability to sell their common stock in short time periods, or possibly at all. Therefore, the Company cannot assure that there will be liquidity in the common stock. The common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of the common stock without regard to the Company’s operating performance. In addition, the Company believes that factors such as quarterly fluctuations in the Company’s financial results and changes in the overall economy or the condition of the financial markets could cause the price of the common stock to fluctuate substantially.
  The Company’s common stock is deemed to be "penny stock," which may make it more difficult for shareholders to resell their shares due to suitability requirements. The common stock is a penny stock. Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The Company’s securities may be subject to "penny stock rules” that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the "penny stock rules" require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock rules" may restrict the ability of broker-dealers to sell Company’s securities and may have the effect of reducing the level of trading activity of the common stock in the secondary market. The foregoing required penny stock restrictions will not apply to securities if such securities maintain a market price of $5.00 or greater. The Company can give no assurance that the price of its securities will reach or maintain such a level.

Item 7.      Financial Statements and Supplementary Data.

       The Report of Independent Accountants appears at page F-1 and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements appear at pages F-3 through F-19 hereof.

Item 8.      Changes In and Disagreements with Accountants on Accounting & Financial Disclosure.

        In June 2004, the Company changed independent auditors from Michael F. Moore, CPA (sole practitioner) to Bagell, Josephs & Co. L.L.C. Information concerning the change in accountants was included in the Company’s Form 8-K filed with the Securities and Exchange Commission on June 28, 2004. For FY 2003, the Company changed independent auditors from Pannell Kerr Forster PC to Michael F. Moore, CPA (sole practitioner). There have been no disagreements between the Company and its independent accountants on any matter of accounting principles or practices or financial statement disclosure during the last two fiscal years.

Item 8A.     Controls and Procedures

       Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, such as this Form 10-KSB is reported in accordance with the Securities and Exchange Commission’s rules. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

       Within the 90 days prior to the date of this report, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be in the Company’s periodic SEC filings. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

       James M. Martell, age 57, has served as President from May 1990 to June 1992 and from January 1993 to September 1993 and from March 1994 to the present and as Chief Executive Officer from May 1990 to June 1992 and from January 1993 to September 1993 and from March 1994 to August 2000 and from June 2001 to the present and as Chairman from November 1991 to August, 2000 and from June 2001 to the present. Mr. Martell served as Director of the Company since its inception on June 4, 1985. Additionally, he served the Company as Vice President from October 1988 to May 1990, as Treasurer from June 1985 to January 1989, and as Secretary from June 1985 to January 1986. Mr. Martell is a director and officer of all of the Company’s wholly owned subsidiaries, except for the Been Corporation. From 1983 to 1987, Mr. Martell was a partner along with Mr. Tomic in Tomar Associates, a consulting company specializing in European-American joint ventures, venture capital financing, technology transfer, and corporate finance. From 1981 to 1983, Mr. Martell was a partner in International Group, a partnership involved in promoting national and international business development. From 1973 to 1981, he served in various administrative positions at the U.S. Department of Energy. Mr. Martell received a Bachelor of Science degree in Chemistry in 1968 and a Master of Science degree in Geochemistry in 1973, from George Washington University.

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

       The term of office of each Director is until the next annual election of Directors and until a successor is elected and qualified or until the Director’s earlier death, resignation or removal.

Item 10.     Executive Compensation.

       The following table sets forth cash compensation for services rendered during FY 2004, and 2003 which was paid by the Company to, or accrued by the Company for, each of the Company’s most highly compensated executive officers whose cash compensation in such year equaled or exceeded $100,000:

SUMMARY COMPENSATION TABLE

	Annual Compensation			Long Term Compensation
				Number of
				Restricted
				Securities	All Other
Name and	FY	Salary	Bonus	Underlying	Compensation
Principal Position	Year	($)	($)	Options	($)

James M. Martell,	2004	148,000 (1)	0	8,000,000	0
President, CEO	2003	123,333	0	0	0

1  $49,333 was cash compensation and $98,667 was accrued. The Company, on January 12, 2005, was advised by the Securities and Exchange Commission, upon its review of the Company’s filing of the Form 10-KSB for the year ended April 30, 2004, that when an executive officer, who is also a significant shareholder of the company, contributes his services to the company, the fair value of those services should be reflected as expense on the books of the Company. The revised filing reflects the action taken by the Company to accrue the salary of its executive officer, Mr. Martell, pursuant to the salary rate in his employment agreement.

       In FY 2004, all executive officers of the Company as a group (2 in number) received cash compensation of $73,666. Effective January 2004, salaries to all executive officers were suspended in order to preserve the Company’s cash position and will not be paid until the cash position of the Company improves. In FY 2003, all officers of the Company as a group (2 in number) received cash compensation of $184,166. The Board of Directors has the right to change and increase the compensation of executive officers at any time. The Company has no arrangement by which any of its directors are compensated for services solely as directors, and these individuals do not receive any additional remuneration for their services as directors. The Company may from time to time pay consulting fees to its officers and directors.

       Except as described below, the Company has no compensatory plan or arrangement which would result in executive officers receiving compensation as a result of their resignation, retirement or any other termination of employment with the Company or its affiliates, or from a change in control of the Company or a change in responsibilities following a change in control of the Company.

       The Company entered into an employment agreement with Mr. Martell in September 1993, under which Mr. Martell received options to purchase 200,000 shares of the Company’s Common Stock at $1.00 per share at any time prior to September 6, 2001, whether or not Mr. Martell is an employee at such time. If there is a change in the management of the Company and such management acts contrary to the policy of the current Board, or if Mr. Martell’s position as an officer or director is terminated, Mr. Martell may resign and become entitled to liquidated damages determined pursuant to a formula prescribed in the contract. . This agreement was extended for two years in FY 2000 at an annual salary of $148,000 and further extended for another three years in FY 2002. In FY 2003, Mr. Martell’s salary was reduced in the interim to $74,000 and since January 2004 Mr. Martell has not taken a salary in order to preserve the Company’s cash position. In FY 2001, the Board of Directors reissued to Mr. Martell the options to purchase the 200,000 shares of Company’s Common stock at $0.11 per share instead of $1.00 per share as previously granted and extended the expiration of those options to August 22, 2003. These options expired in FY 2004. In FY 1996, the Board of Directors granted to Mr. Martell an option to purchase 1,200,000 restricted shares of the Company’s Common Stock at $0.05 per share. Mr. Martell in FY 1996 exercised this option for 1,200,000 restricted shares for $60,000. In January 2004, the Board of Directors granted to Mr. Martell a seven-year option to purchase 8,000,000 restricted shares of the Company’s Common Stock at $0.01 per share.

       In FY 2001, the Board of Directors, as part of its efforts to diversify into high technology, granted the following options to the Company’s Officers, Directors and Advisory Board Members: a three year option to purchase 575,000 restricted shares of the Company’s Common Stock at $0.11 per share to James J. Heigl, then Chairman and CEO in FY 2001; a three year option to purchase 550,000 restricted shares of the Company’s Common Stock at $0.11 per share to Harry Alton Lee, then COO and Director in FY 2001; a three year option to purchase 900,000 restricted shares of the Company’s Common Stock at $0.11 per share to Michael Tomic, Director; a three year option to purchase 100,000 restricted shares of the Company’s Common Stock at $0.11 per share to Durwood Settles, Director; a three year option to purchase 50,000 restricted shares of the Company’s Common Stock at $0.11 per share to James McCollam, Chief Accounting Officer and Controller; and three year options to purchase 5,000 restricted shares of the Company’s Common Stock at $0.28 per share to each of its Advisory Board Members. In FY 2004 the Board of Directors extended the options that were granted in FY 2001 to Michael Tomic, Durwood Settles and James McCollam for one additional year. All other options granted in FY 2001 expired unexercised in FY 2004.

       Restricted Option Grants

       The following table represents the restricted stock options granted in FY 2004 to the executive officer identified in the Summary Compensation table above.

Restricted Options Granted in the Last Fiscal Year

Number of
	Restricted	Percent of Total
	Securities	Options Granted	Exercise Price of
	Underlying	to Employees in	Options
Name of Executive	Options Granted	Fiscal Year
Date of expiration	(#)	(%)	($)

James M. Martell	8,000,000	100	0.01
1/12/11

Item 11.     Security Ownership of Certain Beneficial Owners and Management.

       As of July 15, 2004, the following were persons known to the Company to own beneficially more than 5% of the Company’s outstanding Common Stock:

Name and Address of	Common Stock
Beneficial Owner	Beneficially Owned (1)	Percentage

James M. Martell	1,548,000	17.5
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

Compliance with Section 16(a).

Section 16(a) of the Exchange Act, as amended, requires the Company’s executive officers, directors and persons who beneficially own more than 10% of the Company’s common stock to file reports of their beneficial ownership and changes in ownership (Forms 3,4 and 5, and any amendment thereto) with the SEC. Executive officers, directors, and greater-than-ten percent holders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on the Company’s review of the activity of the officers and directors for the fiscal year ended April 30, 2004, the Company believes that reports pursuant to Section 16(a) were filed.

Item 12.     Certain Relationships and Related Transactions.

       During FY 2004 and FY 2003, there were no related party transactions.

Item 13.     Exhibits and Reports on Form 8-K.

(a) Index to Financial Statements	PAGE

Independent Auditors’ Reports	F-1 - 20

(b) Reports on Form 8-K

       There were no Form 8-K’s filed during the last quarter of the period covered by this report. Subsequent to April 30, 2004, Form 8-K was filed on June 28, 2004 relating to a change in the Company’s independent accountant.

Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

       The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended April 30, 2004, and April 30, 2003:

Fee category	2004	2003

Audit fees	$8,000	$21,000
Audit-related fees	$2,891	$ 1,270
Tax fees	$0	$0
All other fees	$0	$0

Total fees	$10,891	$22,270

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

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004 AND 2003

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2004 AND 2003

Page(s)

Report of Independent Registered Public Accounting Firm - 2004	1

Independent Auditors’ Report - 2003	2

Consolidated Balance Sheets as of April 30, 2004 and 2003	3

Consolidated Statements of Operations for the Years
Ended April 30, 2004 and 2003	4

Consolidated Statement of Changes in Stockholders’
(Deficit) for the Years Ended April 30, 2004 and 2003	5

Consolidated Statements of Cash Flows for the Years Ended
April 30, 2004 and 2003	6

Notes to Consolidated Financial Statements	7-19

BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants

High Ridge Commons
Suites 400-403
200 Haddonfield Berlin Road
Gibbsboro, New Jersey 08026
(856) 346-2828 Fax (856) 346-2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Champions Sports, Inc. and Subsidiaries
Arlington, Virginia

We have audited the accompanying consolidated balance sheet of Champions Sports, Inc. and Subsidiaries as of April 30, 2004 and the related consolidated statements of operations, changes in stockholders’ (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We have conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying consolidated financial statements for the year ended April 30, 2004 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the consolidated financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern. Management’s operating and financing plans in regard to these matters are also discussed in Note 9. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Champions Sports, Inc. and Subsidiaries as of

April 30, 2004 and the results of its operations, changes in stockholders’ (deficit) and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

MEMBER OF:	AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

As noted in Note 11, the Company has amended its previously issued consolidated financial statements for the year ended April 30, 2004 on its report dated July 12, 2004. The Company has amended these consolidated financial statements to recognize an additional $107,547 in officer’s compensation and related payroll tax expense for the year ended April 30, 2004. This transaction resulted in an increase in net loss applicable to common shares of $107,547 for the year ended April 30, 2004 to a net loss of $215,234 as restated, and an increase in the accumulated deficit to $6,383,925.

BAGELL, JOSEPHS & COMPANY, L.L.C.
BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey
July 12, 2004, except for footnote 11 dated June 2, 2005

Michael F. Moore, CPA
Sole Practitioner

1412 Kingsvale Circle
Herndon, VA 20170

INDEPENDENT AUDITORS’ REPORT

To the Stockholders and Board of Directors
Champions Sports, Inc
Arlington, Virginia

I have audited the accompanying consolidated balance sheet of Champions Sports, Inc. and its subsidiaries as of April 30, 2003, and the related consolidated statements of operations, changes in stockholders’ (deficiency of net assets), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidates financial position of Champions Sports, Inc. as of April 30, 2003, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 9 to the financial statements, the Company has suffered losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 9. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Michael F. Moore, CPA
Sole Practitioner

July 1, 2003

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2004 AND 2003

ASSETS

	(Restated)
	2004	2003
CURRENT ASSETS
Cash and cash equivalents	$120,116	$195,101
Accounts receivable	22,713	-
Inventories	30,349	23,750
Prepaid expenses	6,750	10,836

Total current assets	179,928	229,687

Property and equipment, net	200,939	246,427

Deposits	11,052	11,052

TOTAL ASSETS	$391,919	$487,166

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$92,758	$65,246
Dividend payable on preferred stock	350,460	575,192
Other accrued expenses	146,116	49,280
Current portion of deferred lease concession	2,836	3,322

Total current liabilities	592,170	693,040

Deferred lease concession, net of current portion	-	3,875

TOTAL LIABILITIES	592,170	696,915

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT)
Preferred stock, $10 par value; 56,075 shares authorized;
32,450 and 53,125 shares issued and outstanding, respectively	324,500	531,250
Common stock, $.001 par value; 50,000,000 shares authorized
8,824,658 and 8,514,459 shares issued and outstanding, respectively	8,825	8,514
Additional paid-in capital	5,850,349	5,397,598
Accumulated deficit	(6,383,925)	(6,147,111)
Total stockholders’ (deficit)	(200,251)	(209,749)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$391,919	$487,166

The accompanying notes are an integral part of the consolidated financial statements.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2004 AND 2003

	(Restated)
	2004	2003

OPERATING REVENUE
Food and beverage	$1,981,113	$1,882,118
Merchandise, memorabilia, and consulting fees	16,738	113,641
Other income	1,322	10,647

Total operating revenue	1,999,173	2,006,406

COSTS AND OPERATING EXPENSES
Cost of food and beverage	585,991	463,074
Cost of merchandise and memorabilia	15,408	38,799
Restaurant payroll and related costs	634,530	663,947
Restaurant occupancy costs	250,645	251,899
Other restaurant costs	401,924	405,365
General and administrative	277,490	280,847
Depreciation and amortization	48,419	48,419
Interest	-	50

Total costs and operating expenses	2,214,407	2,152,400

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(215,234)	(145,994)
Provision for income taxes	-	-
NET LOSS	(215,234)	(145,994)

Preferred stock dividends	(21,580)	(63,750)

(LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(236,814)	$(209,744)

BASIC (LOSS) PER COMMON SHARE	$(0.02)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING	8,669,559	8,514,459

The accompanying notes are an integral part of the consolidated financial statements.

			Series A, 12%
			Convertible		Additional
	Common Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficits	Total

Balance, April 30, 2002	8,514,459	$ 8,514	53,125	$ 531,250	$ 5,392,598	$ (5,937,367)	$ (5,005)

Dividend on preferred stock
accrued and unpaid	-	-	-	-	-	(63,750)	(63,750)

Subscriptions received, stock unissued	-	-	-	-	5,000	-	5,000

Net loss for the year	-	-	-	-	-	(145,994)	(145,994)

Balance, April 30, 2003	8,514,459	8,514	53,125	531,250	5,397,598	(6,147,111)	(209,749)

Dividend on preferred stock accrued and unpaid	-	-	-	-	-	(21,580)	(21,580)

Preferred stock converted to common stock, 15:1	310,199	311	(20,675)	(206,750)	206,439	-	-

Cancellation of preferred stock dividends due
to conversion to common stock	-	-	-	-	246,312	-	246,312

Prior period adjustment, Note 10						(107,547)	(107,547)
Net loss for the year, as originally stated	-	-	-	-	-	(107,687)	(107,687)

Balance, April 30, 2004, as restated	8,824,658	$ 8,825	32,450	$ 324,500	$ 5,850,349	$ (6,383,925)	$ (200,251)

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2004 AND 2003
	(Restated)
	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(215,234)	$(145,994)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	48,419	48,419
Changes in assets and liabilities
Accounts receivable	(22,713)	-
Inventories	(6,599)	1,805
Prepaid expenses	4,086	3,253
Accounts payable	27,512	(22,858)
Other accrued expenses	96,836	(3,510)
Deferred revenue	-	(124,871)
Deferred lease concession	-	(4,361)
Total adjustments	147,541	(102,123)
Net cash (used in) operating activities	(67,693)	(248,117)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(2,931)	(9,135)
Net cash (used in) investing activities	(2,931)	(9,135)

CASH FLOWS FROM FINANCING ACTIVITIES
Subscriptions received, stock unissued	-	5,000
Principal payments on capital lease	(4,361)	(1,929)
Net cash provided by (used in) financing activities	(4,361)	3,071

NET (DECREASE) IN
CASH AND CASH EQUIVALENTS	(74,985)	(254,181)

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	195,101	449,282

CASH AND CASH EQUIVALENTS - END OF YEAR	$120,116	$195,101

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$-	$50

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Accrued dividend on preferred stock	$21,580	$63,750

Increase in common stock due to conversion of preferred stock	$311	$-

Decrease in preferred stock due to conversion to common stock	$(206,750)	$-
Increase in additional paid-in capital due to conversion of
preferred stock to common stock	$206,439	$-

Cancellation of preferred stock dividends due to conversion to common stock	$246,312	$-

The accompanying notes are an integral part of the consolidated financial statements

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2004 AND 2003

NOTE 1-     ORGANIZATION AND BASIS OF PRESENTATION

Champions Sports, Inc., (the “Company”) a Delaware corporation, promotes a sport theme restaurant bar concept through Company owned and licensed operations. The Company sold the rights to the Champions brand to Marriott International, Inc. (Marriott) and became a licensee of Champions Sports Bar Restaurants. Substantially all memorabilia sales are to Marriott. At April 30, 2004 and 2003, respectively, the Company through its subsidiaries, owns and licenses, without a royalty fee, one Champions Sports Bar Restaurant in San Antonio, Texas.

The Company has amended its previously issued consolidated financial statements for the year ended April 30, 2004 on its report dated July 12, 2004. The Company has amended these consolidated financial statements to recognize an additional $107,547 in officer’s compensation and related payroll tax expense for the year ended April 30, 2004. This transaction resulted in an increase in net loss applicable to common shares of $107,547 for the year ended April 30, 2004 to a net loss of $215,234 as restated, and an increase in the accumulated deficit to $6,383,925.

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
APRIL 30, 2004 AND 2003

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                   Inventories

Inventories consist of goods and supplies held for sale in the ordinary course of business and are stated at the lower of cost, determined on the first-in-first-out basis, or market. The components of inventories at April 30, 2004 and 2003, were as follows:

	2004	2003
Restaurant food and beverage	$23,214	$17,336
Promotional merchandise for sale to
restaurant customers	7,135	6,414
	$30,349	$23,750

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

The following is a reconciliation of the computation for basic and diluted EPS:

	(Restated)
	April 30,	April 30,
	2004	2003

Net loss	$(236,814)	$(209,744)

Weighted-average common shares
Outstanding (Basic)	8,669,559	8,514,459

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	8,669,559	8,514,459

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

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2004 AND 2003

NOTE 3-     COMMITMENTS AND CONTINGENCIES

                   Operating leases

The Company leases, as tenant, restaurant space under an operating lease which expires June 30, 2005. The lease escalates for increases in the landlord’s expenses for increases in the Consumer Price Index, and requires additional rentals based on a percentage of restaurant sales over a defined amount. The lease grants the Company certain concessions, which are amortized to lease expense over the term of the lease.

Rental expense charged to expense during the years ended April 30, 2004 and 2003 was $212,220 and $199,834, respectively. Future minimum payments under the noncancellable restaurant lease as of April 30, 2004 are as follows:

2005	$140,159
2006	23,360
$163,519

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

NOTE 6-     OTHER ACCRUED EXPENSES

This account primarily represents accrued officer’s payroll and related payroll taxes totaling $107,547 and $0 as of April 30, 2004 and 2003.

NOTE 7-     STOCKHOLDERS’ DEFICIT

                   Common Stock

The Company has 50,000,000 shares authorized and 8,824,658 and 8,514,459 shares issued and outstanding at April 30, 2004 and 2003, respectively.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2004 AND 2003

NOTE 7-     STOCKHOLDERS’ DEFICIT (CONTINUED)

                   Common Stock (Continued)

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

The Series A preferred stock requires a dividend of 12 percent per annum, and the dividends are to be accrued on the Company’s book if not paid. The dividend may be paid in common stock of the Company at the Company’s discretion. The number of shares comprising the dividend paid in common stock shall be determined by dividing $1.20 by the closing bid price for the common stock on the payment date. The Series A preferred stock is preferred in liquidation or dissolution up to the amount of their par value ($10 per share). The Series A preferred stock in 2004 converted into 15 shares of the Company’s common stock. There were no conversions in 2003.

For each of the nine fiscal years ended April 30, 2004, the Company deferred payment of the annual dividend on the Series A preferred stock. The deferral was $21,580 and $63,750, in 2004 and 2003, respectively. Preferred stock dividends in arrears at April 30, 2004 and 2003 aggregated $350,460 ($10.83 per preferred share) and $575,192 ($10.83 per preferred share), respectively. Effective November 2003, pursuant to a board resolution, the Company cancelled its payment and/or accruing of preferred stock dividends. Therefore, only $21,580 was accrued for the year ended April 30, 2004.

                   Common Stock Options

The Company in 1993 adopted a stock option plan, which expired on August 2, 2002. No options were exercised under the plan. All options granted by the Company were granted pursuant to board resolutions and not under the stock option plan.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2004 AND 2003

NOTE 7-     STOCKHOLDERS’ DEFICIT (CONTINUED)

                   Common Stock Options (Continued)

Under the Black-Scholes option pricing model, the total value of the stock options granted in 2003 is charged to operations as these options are fully vested. SFAS No. 123, “Accounting for Stock-Based Compensation”, encourages adoption of a fair-value-based method for valuing the cost of stock-based compensation.

However, it allows companies to continue to use the intrinsic-value method for options granted to employees and disclose pro forma net loss. All of these options are vested as of April 30, 2004.

The following tables summarizes the activity of the Company’s stock option plan:

	Restated Year Ended
	April 30, 2004
			Weighted-
			average
	Number of		exercise
	Options		price

Outstanding - beginning of period	3,440,000		$.13
Granted	8,000,000		..01
Forfeited	(2,390,000)		(.13)

Outstanding - end of period	9,050,000	$	..011

Exercisable at end of period:	9,050,000		$.011

	Year Ended
	April 30, 2003
		Weighted-
	Number	average
	Of	exercise
	Options	price

Outstanding - beginning of period	3,440,000	$.13
Granted	0	..00
Forfeited	0	..00

Outstanding - end of period	3,440,000	$.13

Exercisable at end of period:	3,440,000	$.13

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2004 AND 2003

NOTE 7-     STOCKHOLDERS’ DEFICIT (CONTINUED)

                   Common Stock Options (Continued)

If compensation expense for the Company’s stock-based compensation plans had been determined consistent with SFAS 123, the Company’s net income and net income per share including pro forma results would have been the amounts indicated below:

Year Ended April 30,
(Restated)
	2004	2003
Net loss:
As reported	($215,234)	($145,994)
Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(80,000)	(0)
Pro forma	($295,234)	($145,994)
Net loss per share:
As reported:
Basic	( $0.02)	($0.02)
Diluted	($0.02)	($0.02)
Pro forma:
Basic	($0.03)	($0.02)
Diluted	($0.03)	($0.02)

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

NOTE 8-     STOCK AGREEMENT

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

NOTE 9-     GOING CONCERN

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

NOTE 10-     PROVISION FOR INCOME TAXES

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

At April 30, 2004, deferred tax assets consist of the following:

Deferred tax asset	$1,442,000
Less: valuation allowance	(1,442,000)
$-0-

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2004 AND 2003

NOTE 10-     PROVISION FOR INCOME TAXES (CONTINUED)

At April 30, 2004, the Company had federal net operating loss carryforwards in the approximate amounts of $4,120,000 available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 11-     RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has amended its previously issued consolidated financial statements for the year ended April 30, 2004 on its report dated July 12, 2004. The Company has amended these consolidated financial statements to recognize an additional $107,547 in officer’s compensation and related payroll tax expense for the year ended April 30, 2004. This transaction resulted in an increase in net loss applicable to common shares of $107,547 for the year ended April 30, 2004 to a net loss of $215,234 as restated, and an increase in the accumulated deficit to $6,383,925.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPIONS SPORTS, INC

By:	/s/ James E. McCollam
James E. McCollam
Chief Accounting Officer and Controller
Date: July 27, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated

By:	/s/ James M. Martell
James M. Martell
Chairman, President and CEO
Date: July 27, 2004

By:	/s/ Michael M. Tomic
Michael M. Tomic
Director
Date: July 27, 2004

By:	/s/ Durwood C. Settles
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

       (5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the registrant’s board of directors (or persons performing the equivalent functions):

             (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

             (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

       (6) The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   July 27, 2004

By:	/s/ James M. Martell
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

       (5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and registrant’s board of directors (or persons performing the equivalent function):

             (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

             (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

       (6) The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 27, 2004

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
James E. McCollam, Chief Financial Officer