Form 10-Q/A
period 2004-07-31
CHAMPIONS SPORTS INC
filed 2005-08-05
CIK 771856

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Mark One
[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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

JULY 31, 2004 AND 2003

CHAMPIONS SPORTS, Inc.
FORM 10-QSB

INDEX

		Page

Part I.	Financial Information

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheets as of
	July 31, 2004(unaudited) and
	April 30, 2004 (audited)	4

	Condensed Consolidated Statements of Operations:
	Three months ended
	July 31, 2004, and July 31, 2003, (unaudited)	5

	Condensed Consolidated Statements of Cash Flows:
	Three months ended July 31, 2004, and
	July 31,2003 (unaudited)	6

	Notes to Condensed Consolidated Financial Statements	7 - 18

	Item 2. Management’s Discussions and Analysis of Financial Condition
	and Results of Operations	19

	Item 4. Controls and Procedures	21

Part II.	Other Information and Signatures

	Item 4. Submission of Matters to a Vote of Security Holders	22

	Item 6. Exhibits and Reports on Form 8-K	22

	Signatures	23

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		24
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		26
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		28

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JULY 31, 2004 AND APRIL 30, 2004

ASSETS
	(Restated)	(Restated)
	July 31,	April 30,
	2004	2004
	(UNAUDITED)	(AUDITED)
CURRENT ASSETS
Cash and cash equivalents	$ 127,131	$ 120,116
Accounts receivable	-	22,713
Inventories	29,323	30,349
Prepaid expenses	10,886	6,750

Total current assets	167,340	179,928

Property and equipment, net	188,834	200,939

Deposits	11,052	11,052

TOTAL ASSETS	$ 367,226	$ 391,919

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 92,248	$ 92,758
Dividend payable on preferred stock	350,460	350,460
Other accrued expenses	192,309	146,116
Current portion of deferred lease concession	1,746	2,836

Total current liabilities	636,763	592,170

TOTAL LIABILITIES	636,763	592,170

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT)
Preferred stock, $10 par value; 56,075 shares authorized;
32,450 shares issued and outstanding, respectively	324,500	324,500
Common stock, $.001 par value; 50,000,000 shares authorized
8,824,658 shares issued and outstanding, respectively	8,825	8,825
Additional paid-in capital	5,850,349	5,850,349
Accumulated deficit	(6,453,211)	(6,383,925)
Total stockholders’ (deficit)	(269,537)	(200,251)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$ 367,226	$ 391,919

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
For the three months ended
July 31, 2004 and 2003 (Unaudited)

	(Restated)
	2004	2003
Revenue
Food and beverage	$ 451,712	$ 532,647
Merchandise, memorabilia, and consulting fees	3,153	7,163
Other income	2,245	3,385
	457,092	543,195

Costs and expenses
Cost of food and beverage sales	146,115	159,052
Cost of merchandise and memorabilia	1,462	7,562
Restaurant payroll and related costs	161,988	179,402
Restaurant occupancy costs	61,765	67,366
Other restaurant costs	84,181	100,127
General and administrative	58,762	64,929
Depreciation and amortization	12,105	12,105
Interest	-	-
	526,378	590,543

Operating income (loss) before income tax expense	(69,286)	(47,348)

Income tax expense	-	-

Net loss	(69,286)	(47,348)

Less preferred stock dividends	$ -	$ (15,938)

Net income (loss) available to common
Stockholders	$ (69,286)	$ (63,286)

Basic earnings (loss) per share	$ (0.01)	$ (0.01)

Weighted average of shares outstanding	8,824,658	8,514,459

The accompanying notes are an integral part of the consolidated financial statements.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMETS OF CASHFLOWS
For the three months ended July 31, 2004 and 2003 (Unaudited)

	(Restated)
	2004	2003
Cash flows from operating activities:
Net loss	$ (69,286)	$ (47,348)
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Depreciation and amortization	12,105	12,104
Changes in assets and liabilities:
Accounts receivable	22,713	-
Inventories	1,026	(3,179)
Prepaid expenses	(4,136)	560
Accounts payable	(510)	317
Other accrued expenses	46,193	14,551
Total adjustments	77,391	24,353

Net cash provided (used) by
operating activities	8,105	(22,995)

Cash flows from investing activities:
Purchases of property and equipment	-	(2,930)
Net cash (used) by investing activities	-	(2,930)

Cash flow from financing activities:
Principal payment on capital lease	(1,090)	(1,817)

Net increase (decrease) in cash and
cash equivalents	7,015	(27,742)

Cash and cash equivalents at beginning of year	120,116	195,101
Cash and cash equivalents at July 31	$ 127,131	$ 167,359

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	-	-

The accompanying notes are an integral part of the consolidated financial statements.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2004 AND 2003

NOTE 1-     ORGANIZATION AND BASIS OF PRESENTATION

Champions Sports, Inc., (the “Company”) a Delaware corporation, promotes a sports theme restaurant bar concept through Company owned and licensed operations. The Company sold the rights to the Champions brand to Marriott International, Inc. (Marriott) and became a licensee of Champions Sports Bar Restaurants. Substantially all memorabilia sales are to Marriott. At July 31, 2004 and 2003, respectively, the Company through its subsidiaries, owns and licenses, without a royalty fee, one Champions Sports Bar Restaurant in San Antonio, Texas.

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

The Company has amended its previously issued condensed consolidated financial statements for the three months ended July 31, 2004. The Company has amended these condensed consolidated financial statements to recognize an additional $40,330 in officer’s compensation and related payroll tax expense for the three months ended July 31, 2004. This transaction resulted in an increase in net loss applicable to common shares of $40,330 for the three months ended July 31, 2004 to a net loss of $69,286 as restated, and an increase in the accumulated deficit to $6,453,211.

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

                   Inventories

Inventories consist of goods and supplies held for sale in the ordinary course of business and are stated at the lower of cost, determined on the first-in-first-out basis, or market. The components of inventories at July 31, 2004 were as follows:

2004
Restaurant food and beverage	$22,188
Promotional merchandise for sale to
restaurant customers	7,135
$29,323

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

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2004 AND 2003

NOTE 2-      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                   Net (Loss) Per Share (continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	(Restated)
	July	July
	2004	2003

Net loss	$(69,286)	$(63,286)

Weighted-average common shares
Outstanding (Basic)	8,824,658	8,514,459

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	8,824,658	8,514,459

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for July 31, 2004 and 2003 because inclusion would have been antidilutive.

                   Cash and Cash Equivalents

For purposes of the condensed consolidated statements of cash flow, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less, unless restricted as to use, to be cash equivalents. At various times throughout the periods the Company had amounts on deposit at financial institutions in excess of federally insured limits.

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

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2004 AND 2003

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                   Reclassifications

Certain amounts for the three months ended July 31, 2003 have reclassified to conform to the presentation of the July 31, 2004 amounts. The reclassifications have no effect on net loss for the three months ended July 31, 2003.

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

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2004 AND 2003

NOTE 6-     OTHER ACCRUED EXPENSES

This account primarily represents accrued officer’s payroll and related payroll taxes totaling $147,877 as of July 31, 2004.

NOTE 7-     STOCKHOLDERS’ DEFICIT

                   Common Stock

The Company has 50,000,000 shares authorized and 8,824,658 shares issued and outstanding at July 31, 2004.

There were no issuances of common stock during the three months ended July 31, 2004 and 2003, respectively.

..

                   Preferred Stock

The Company has 56,075 shares of preferred stock authorized and 32,450 shares issued and outstanding at July 31, 2004.

The Series A preferred stock requires a dividend of 12 percent per annum, and the dividends are are to be accrued on the Company’s book if not paid. The dividend may be paid in common stock of the Company at the Company’s discretion. The number of shares comprising the dividend paid in common stock shall be determined by dividing $1.20 by the closing bid price for the common stock on the payment date. The Series A preferred stock is preferred in liquidation or dissolution up to the amount of their par value ($10 per share). The Series A preferred stock in 2004 converted into 15 shares of the Company’s common stock. There were no conversions in 2003.

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

At July 31, 2004, deferred tax assets consist of the following:

Deferred tax asset	$1,456,000
Less: valuation allowance	(1,456,000)
Net deferred tax asset	$-0-

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2004 AND 2003

NOTE 10-     PROVISION FOR INCOME TAXES (CONTINUED)

At July 31, 2004, the Company had federal net operating loss carryforwards in the approximate amounts of $4,160,000 available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 11-     RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has amended its previously issued condensed consolidated financial statements for the three months ended July 31, 2004. The Company has amended these condensed consolidated financial statements to recognize an additional $40,330 in officer’s compensation and related payroll tax expense for the three months ended July 31, 2004. This transaction resulted in an increase in net loss applicable to common shares of $40,330 for the three months ended July 31, 2004 to a net loss of $69,286 as restated, and an increase in the accumulated deficit to $6,453,211.

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

Results of Operation

       For the three months ended July 31, 2004, the Company’s net loss was $69,286. The Company’s total assets decreased by $24,693 to $367,226 from $391,919 at April30, 2004.

       For the three months ended July 31, 2003, the Company’s net loss was $47,348 and the net loss available to common shareholders was $63,286, ($0.01) per common share. The Company’s total assets decreased by $34,297 to $452,869 from $487,166 at April 30, 2003

Revenues

       The Company’s total revenues were $457,092 for the three months ended July 31, 2004 versus $543,195 for the three-month period ended July 31, 2003, a decrease of $86,103 or 15.9% By component, food and beverage sales decreased 15.2% from the previous year. This decrease in food and beverage sales is attributed to a decrease in customer volume due a decline in convention and tourism in San Antonio. Merchandise, memorabilia and consulting revenues were $3,135 for the three months ended July 31, 2004 compared to $7,163 for the three months ended July 31, 2003. The Company did not provide any consulting services to Marriott International during the either of the three month reporting periods. Other income represented less than 1.0% of total revenues for the three months ended July 31, 2004 and 2003.

Expenses

       Cost of food and beverage was 32.3% and 29.9% of related sales for the three months ended July 31, 2004 and 2003. This variance is attributed to an increase in wholesale prices, especially in beef, poultry and produce. While the Company implemented retail price increases during FY 2004, in order to remain competitive, they were not sufficient to absorb all of the wholesale price increases. There was no increases in selling prices during the three month period. Cost of merchandise and memorabilia sales for the three months ended July 31, 2004 was $3,135 compared to $7,163 in the preceding year. Restaurant payroll and related costs were 35.9% of related food and beverage sales for the three months ended July 31, 2004 and 33.7% for the three months ended July 31, 2003. Restaurant occupancy costs were $61,765 or 13.7% of food and beverage sales compared to $67,366 or 12.7% of related sales during the three months ended July 31, 2003. This decrease in occupancy costs is attributed to the percentage paid to the landlord in common area charges and base rent. Other restaurant costs were 18.6% of related food and beverage sales for the three months ended July 31, 2004 compared to 18.8% of related sales during the three months ended July 31, 2003. General and administrative expense for the Company’s corporate office was 12.9% of the Company’s total revenues for the three months ended July 31, 2004 compared to 12.2 % of total revenues for the three months ended July 31,2003. The Company has amended its previously issued condensed consolidated financial statements for the three months ended July 31, 2004. The Company has amended these condensed consolidated financial statements to recognize an additional $40,330 in officer’s compensation and related payroll tax expense for the three months ended July 31, 2004. This transaction resulted in an increase in net loss applicable to common shares of $40,330 for the three months ended July 31, 2004 to a net loss of $69,286 as restated, and an increase in the accumulated deficit to $6,453,211.

       Depreciation and amortization expense were constant at approximately 2.7% of the Company’s total revenues for the three months ended July 31, 2004 compared to 2.2% in the comparable period.

Liquidity and Capital Resources

       The Company’s cash position as of July 31, 2004 was $127,130 compared to $120,116 on April 30, 2004. For the three month period, the Company’s operations provided $8,105 in cash. The Company used $1,090 for payment of a capital lease. The Company met its liquidity needs from its cash reserves and from the cash flow from its San Antonio location.

The Company’s cash position as of July 31, 2003 was $167,359 compared to $195,101 on April 30, 20034, a decrease of $27,742. For the three month period, the Company’s operations used $24,812 in cash in excess of revenues. The Company purchased equipment for it San Antonio location for $2,930. The Company met its liquidity needs during the period from its cash reserves and cash flow provided from its San Antonio location.

       The Company’s restated working capital was a negative $469,423 on July 31 2004 and a negative $412,242 on April 30, 2004. The Company’s working capital when compared to other publicly traded companies in the restaurant industry is unfavorable. This is primarily attributed to the fact that other companies in the industry have multiple locations with a broader sales base and generate greater cash flows to offset corporate overhead expense. In the Company’s current situation, the one operating unit has generated cash to cover its operating expense, but has not produced sufficient cash to offset the corporate overhead costs

Stockholder’s equity was a negative $269,537 as of July 31, 2004 compared to a negative $200,251 as of April 30, 2004.

Other

       The Company is facing liquidity problems and is uncertain that it will be able to continue operations without an infusion of cash. The Company continues to review and evaluate its operations and priorities. The Company is actively pursuing merger or acquisition candidates and other financing possibilities to meet its liquidity needs. There is no assurance that the Company will be able to structure a merger or acquisition, or raise additional financing to continue operations on terms satisfactory to the Company. The lease for the Company owed San Antonio restaurant will expire on June 30, 2005. The landlord has indicated that it will not be renewed. Consequently, the restaurant will cease operations on that date, furthering the Company’s liquidity problems.

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