Form 10-Q/A
period 2004-10-31
CHAMPIONS SPORTS INC
filed 2005-08-08
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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
OCTOBER 31, 2004 AND 2003

Page

Part I. Financial Information

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of
October 31, 2004(unaudited) and
April 30, 2004 (audited)	3

Condensed Consolidated Statements of Operations:
Six months ended October 31, 2004 and October 31,
2003, (unaudited)	4

Condensed Consolidated Statements of Cash Flows:
Six months ended October 31, 2004, and
October 31, 2003 (unaudited)	5

Notes to Condensed Consolidated Financial Statements	6 - 17

Item 2. Management’s Discussions and
Analysis of Financial Condition
and Results of Operations	18

Item 4. Controls and Procedures	21

Part II. Other Information and Signatures

Item 4. Submission of Matters to a Vote of Security Holders	22

Item 6. Exhibits and Reports on Form 8-K	22

Signatures	23

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	24
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	26
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	28

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS	(Restated)	(Restated)
	October 31,	April 30,
	2004	2004
	(UNAUDITED)	(AUDITED)

CURRENT ASSETS
Cash and cash equivalents	$67,926	$120,116
Accounts receivable	10,954	22,713
Inventories	27,214	30,349
Prepaid expenses	7,209	6,750

Total current assets	113,303	179,928

Property and equipment, net	176,729	200,939

Deposits	11,052	11,052

TOTAL ASSETS	$301,084	$391,919

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$81,409	$92,758
Dividend payable on preferred stock	350,460	350,460
Other accrued expenses	232,860	146,116
Deferred lease commission	656	2,836
Related party payable	9,100	-

Total current liabilities	674,485	592,170

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT)
Preferred stock, 10 par value; 56,075 shares authorized;
32,450 shares issued and outstanding	324,500	324,500
Common stock, $.001 par value; 50,000,000 shares authorized
16,824,658 and 8,824,658 shares issued and outstanding, respectively	16,825	8,825
Additional paid-in capital	5,922,349	5,850,349
Subscription receivable	(80,000)	-
Accumulated deficit	(6,557,075)	(6,383,925)
Total stockholders’ (deficit)	(373,401)	(200,251)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$301,084	$391,919

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONHTS ENDED OCTOBER 31, 2004 AND 2003 (UNAUDITED)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	OCTOBER 31,		OCTOBER 31,
	2004	2003	2004	2003
	(Restated)		(Restated)
OPERATING REVENUE
Food and beverage	$851,710	$986,337	$399,998	$453,690
Merchandise, memorabilia, and consulting fees	9,384	12,918	6,249	5,755
Other income	4,138	4,820	1,893	1,435

Total operating revenue	865,232	1,004,075	408,140	460,880

COSTS AND OPERATING EXPENSES
Cost of food and beverage	276,631	274,953	130,516	115,901
Cost of merchandise and memorabilia	1,462	12,414	-	4,852
Restaurant payroll and related costs	306,341	332,977	144,353	153,575
Restaurant occupancy costs	124,856	129,522	63,091	62,156
Other restaurant costs	169,204	184,577	85,023	84,450
General and administrative	135,679	125,328	76,917	60,399
Depreciation and amortization	24,210	24,209	12,104	12,104
Interest	-	-	-	-

Total costs and operating expenses	1,038382	1,083,980	512,004	493,437

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(173,150)	(79,905)	(103,864)	(32,557)
Provision for income taxes	-	-	-	-

NET LOSS	(173,150)	(79,905)	(103,864)	(32,557)

Preferred stock dividends	-	(21,580)	-	(10,790)

(LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(173,150)	$(101,485)	$(103,864)	$(43,347)

BASIC (LOSS) PER COMMON SHARE	$(0.02)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	9,703,779	8,514,459	13,985,948	8,514,459

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2004 AND 2003 (UNAUDITED)

	(Restated)
	2004	2003

CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(173,150)	$(79,905)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	24,210	24,209

Changes in assets and liabilities
Decrease in accounts receivable	-	-
Decrease in other current assets	-	-
Decrease in other assets	-	-
Accounts receivable	11,759	-
Inventories	3,135	(3,848)
Prepaid expenses	(459)	(4,449)
Accounts payable	(11,349)	8,433
Other accrued expenses	86,745	(12,326)
Deferred lease concessions	(2,180)	(2,907)
Total adjustments	111,860	9,112

Net cash (used in) operating activities	(61,290)	(70,793)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(2,931)
Net cash (used in) investing activities	-	(2,931)

CASH FLOWS FROM FINANCING ACTIVITIES
Related party payable	9,100	-

Net cash provided by financing activities	9,100	-

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(52,190)	(73,724)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	120,116	195,101

CASH AND CASH EQUIVALENTS - END OF PERIOD	$67,926	$121,377

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:

Exercise of common stock option by officer	$80,000	$-

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

The Company has amended its previously issued condensed consolidated financial statements for the six and three months ended October 31, 2004. The Company has amended these condensed consolidated financial statements to recognize an additional $80,660 and $40,330 in officer’s compensation and related payroll tax expense for the six and three months ended October 31, 2004. In addition, the July 31, 2004 three-month period ended activity was inadvertently reported in place of the October 31, 2004 three-month period ended activity. These transactions resulted in an increase in net loss applicable to common shares of $80,660 and $74,918 for the six and three months ended October 31, 2004 to a net loss of $173,150 and 103,864 as restated, and an increase in the accumulated deficit to $6,557,075.

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

Depreciation and amortization expense was $24,209 and $24,209 for the six months ended October 31, 2004 and 2003, respectively.

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

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
OCTOBER 31, 2004 AND 2003

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                   Net (Loss) Per Share (continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	(Restated)
	October	October
	2004	2003

Net loss	$(173,150)	$(101,485)

Weighted-average common shares
Outstanding (Basic)	9,703,779	8,514,459

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	9,703,779	8,514,459

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

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
OCTOBER 31, 2004 AND 2003

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                   Recent Accounting Pronouncements

On October 3, 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), that is applicable to financial statements issued for fiscal years beginning after December 15, 2001. The FASB’s new rules on asset impairment supersede SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” and portions of Accounting Principles Board Opinion 30, “Reporting the Results of Operations.” This Standard provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria that would have to be met to classify an asset as held- for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value and carrying amount. This Standard also requires expected future operating losses from discontinued operations to be displayed in the period (s) in which the losses are incurred, rather than as of the measurement date as presently required. The adoption of SFAS No. 144 did not have a significant impact on the Company’s results of operations or financial position.

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

2005	$ 93,440

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

NOTE 7-     OTHER ACCRUED EXPENSES

This account primarily represents accrued officer’s payroll and related payroll taxes totaling $188,207 as October 31, 2004.

CHAMPION SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
OCTOBER 31, 2004 AND 2003

NOTE 8-     STOCKHOLDERS’ DEFICIT

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

At October 31, 2004, deferred tax assets consist of the following:

Deferred tax asset	$1,484,000
Less: valuation allowance	(1,484,000)
Net deferred tax asset	$-0-

At October 31, 2004, the Company had federal net operating loss carryforwards in the approximate amounts of $4,240,000 available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

CHAMPION SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
OCTOBER 31, 2004 AND 2003

NOTE 11-     SUBSEQUENT EVENT

In November 2004, the Company received a down payment from Marriott, for the memorabilia and consulting fee for the new Champions Sports Bar Restaurant that is projected to open in the Marriott hotel in Louisville, Kentucky in March 2005.

NOTE 12-     RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has amended its previously issued condensed consolidated financial statements for the six and three months ended October 31, 2004. The Company has amended these condensed consolidated financial statements to recognize an additional $80,660 and $40,330 in officer’s compensation and related payroll tax expense for the six and three months ended October 31, 2004. In addition, the July 31, 2004 three-month period ended activity was inadvertently reported in place of the October 31, 2004 three-month period ended activity. These transactions resulted in an increase in net loss applicable to common shares of $80,660 and $74,918 for the six and three months ended October 31, 2004 to a net loss of $173,150 and 103,864 as restated, and an increase in the accumulated deficit to $6,557,075.

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

Results of Operation

       For the six months ended October 31, 2004, the Company’s net loss from operations was $173,150 ($0.02) per common share. For the three month period ended October 31, 2004, the Company’s net loss from its operations was $103,864 ($0.01) per common share.

       For the six months ended October 31, 2003, the Company’s net loss from operations was $79,905. For the three months ended October 31, 2003, the Company’s net loss from operations was $32,557 before preferred stock dividends of $10,790, resulting in a net loss available for common shareholders of $43,347.

       The Company’s assets decreased to $301,084 at October 31, 2004 from $391,919 at April 30, 2004, as a result of the net loss for the six-month period.

Revenues

       The Company’s total revenues decreased by 13.8% for the six-month period and decreased 11.4% for the three months period ended October 31, 2004. The Company’s total revenues were $865,232 and $1,004,075 for the six months ended October 31, 2004 and 2003. By component, food and beverage sales decreased 13.6% for the comparable six-month periods. For the three-month period, food and beverage sales decreased 11.8% from the same for the comparable period. This decrease is attributed to a decrease in customer traffic, as few conventions were booked during the period. Also the local NBA franchise changed venues from close proximity to the restaurant location to several miles away, which eliminated pre and post games customer traffic. Merchandise and memorabilia sales for the six months ended October 31, 2004 were $9,384 compared to $12,918 in the comparable period. The Company did not provide any sports memorabilia to Marriott hotels during the six months ended October 31, 2004.

Expenses

       Cost of food and beverage were 32.5% and 27.9% of food and beverage sales of for the six months ended October 31, 2004 and 2003. This variance is attributed to an increase in wholesale prices, especially in beef, poultry and produce. While the Company implemented retail price increases during FY 2004, in order to remain competitive, they were not sufficient to absorb all of the wholesale price increases. Subsequently, the Company has increased menu prices, again during the three months ended October 31, 2004 to reflect the increased costs.

       Restaurant payroll and related costs were 36.0% compared to 33.8% of related sales for the six months ended October 31, 2004 and 2003. The payroll costs as a percentage increase is attributed to the decline in food and beverage sales. The actual amount decreased $26,636 from the comparable period. Restaurant occupancy costs were 14.7% compared to 13.1% of restaurant sales for the six-month comparable periods. Again, the percentage increase is attributed to the decline in food and beverage sale, as the actual amount decreased slightly form the pervious period. Other restaurant costs were 19.9% and 18.7% of sales for the comparable periods. General and administrative expenses for the Company’s corporate office were $135,679 or 15.7% of the Company’s total revenues for the six months ended October 31, 2004 compared to $125,328 or 12.5% for the six months ended October 31, 2003. The Company has amended its previously issued condensed consolidated financial statements for the six and three months ended October 31, 2004. The Company has amended these condensed consolidated financial statements to recognize an additional $80,660 and $40,330 in officer’s compensation and related payroll tax expense for the six and three months ended October 31, 2004. In addition, the July 31, 2004 three-month period ended activity was inadvertently reported in place of the October 31, 2004 three-month period ended activity. These transactions resulted in an increase in net loss applicable to common shares of $80,660 and $74,918 for the six and three months ended October 31, 2004 to a net loss of $173,150 and 103,864 as restated, and an increase in the accumulated deficit to $6,557,075.

       Depreciation and amortization expense represented 2.8% of the Company’s total revenues during each six-month period ended October 31, 2004 and 2.4% for the six-month period ended October 31, 2003.

Liquidity and Capital Resources

       The Company’s cash position on October 31, 2004 was $67,926 compared to $120,116 on April 30, 2004, as decrease of $52,190. For the six months ended October 31, 2004 the Company’s operating activities used $61,290 in cash compared to $70,793 in the comparable period.

       For the six months ended October 31, 2003, the Company replaced aging equipment for the San Antonio Champions restaurant for $2,931.

       During the six months ended October 31, 2004 and 2003, the Company met its cash needs from its revenues and cash reserves and from cash flow from its San Antonio restaurant. During the six months ended October 31, 2004, an officer of the Company advanced the Company $9,100 to meet its immediate obligations, subsequently; the $9,100 has been repaid.

       On October 31, 2004 the Company’s working capital was a negative $561,182 versus a negative $412,242 on April 30, 2004. The Company is uncertain that it will be able to meet its cash requirements for the next twelve months from its cash reserves and from its operating activities.

       Stockholder’s deficit increased to $(373,401) as of October 31, 2004 compared to $(200,251) as of April 30, 2004, as a result of the net loss for the six-month period.

       During the three month period ended October 31, 2004, an officer of the Company exercised an option to purchase 8,000,000 of the Company’s common shares at $0.01 per common share. The officer executed an interest bearing note payable to the Company for $80,000, which is secured by the common shares issued.

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