Form 10KSB
period 2005-04-30
CHAMPIONS SPORTS INC
filed 2005-08-15
CIK 771856

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Mark One

[X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2005

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ________

Commission file number 0-17263

CHAMPIONS SPORTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1401755
(State or other jurisdiction of	(I.R.S. Employer
organization)	Identification No.)

2200 Wilson Blvd., Suite 102-316, Arlington,      VA 22201
(Address of principal executive offices)     (Zip code)

(703) 526-0400
(Registrant's telephone number, including area code)

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $.001 per share

(Title of Class)

Preferred Stock, par value $10.00 per share

(Title of Class)

Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

For the year ended April 30, 2005, the revenues of the registrant were $1,797,283

The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant based on the average bid and asked price on July 15, 2005, was approximately $425,000.

As of July 15, 2005, the Registrant had a total of 16,824,658 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

PART III
Item 9. Directors, Executive Officers, Promoters and Control
Persons, Compliance with Section 16(a) of the Exchange Act ......	15
Item 10. Executive Compensation ...........................................	16
Item 11. Security Ownership of Certain Beneficial Owners and Management ...	18
Item 12. Certain Relationships and Related Transactions ...................	19
Item 13. Exhibits and Reports on Form 8-K .................................	19
Item 14. Principal Accountant Fees and Services ...........................	19

Report of Independent Accountants and Financial Statements ..............	..F1-F16
Signatures ................................................................	39
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ..	.. 40
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ..	41
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 ..	.. 42

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

On January 16, 1986, the Company acquired 100% of the outstanding shares of CHAMPIONS Sports International, Inc. ("CSII"), in exchange for 195,555,555 shares of the Company's Common Stock. In February, 1986, International Group, Inc. changed its name to CHAMPIONS Sports, Inc. Between 1987 and 1988, most of the original warrants issued in September 1985 were exercised by stockholders and consequently the Company received additional capital of $2,356,268. On September 12, 1989, CSII was merged with and into the Company, with the Company as the surviving corporation. In November 1991, the Company effected a reverse split of its outstanding shares on a 1 for 100 basis. In November 1992, the Company completed a public offering of 350,000 Shares of Series A 12% Preferred Stock. In March 1993, the Company completed an exchange offer converting all, except 64,575 preferred shares, into 2,171,657 shares of common stock. Subsequently, through FY 2002, an additional 11,450 preferred shares were converted to 53,930 shares of common stock and in FY 2004, 20,675 preferred shares were converted to 310,199 shares of common stock.

Through April 30, 2005, the Company was a licensee of one CHAMPIONS Sports Bar Restaurant and the exclusive supplier of sports memorabilia and consultant to Marriott International, Inc.(Marriott). Subsequent to April 30, 2005, as of July 1, 2005, the one licensed Champions Sport Bar Restaurant ceased its operations when its sixteen year lease ended. In November 1997, the Company sold the rights to the CHAMPIONS brand to Marriott and became an exclusive supplier of sports memorabilia and a consultant to all new managed Marriott and Renaissance Hotel sports bar restaurants worldwide. This agreement, to be the exclusive supplier of sports memorabilia and a consultant to all new managed Marriott and Renaissance Hotel sports bar restaurants worldwide, was terminated by Marriott effective May 28, 2005. At April 30, 2005, the Company owned one CHAMPIONS Sports Bar Restaurant in San Antonio, Texas that was licensed, royalty free, from Marriott.

       (b) Current Business Plan

Through April 30, 2005 and currently, the business plan for the Company is to actively pursue opportunities whereby the Company will primarily serve as a vehicle for the acquisition of a target business that the Company believes will have significant growth potential. The Company intends to use its capital stock, to effect a business combination with a private company that desires to establish a public trading market for its securities while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, loss of voting control and other burdens including significant professional fees. The business combination may be with a financially stable, mature company or a company that is financially unstable or in its early stages of development or growth.

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

       (c)   Description of the Operating Business.

                1. Concept

Through April 30, 2005 and until its subsequent closing of its restaurant operations in June of 2005, the Company operated a restaurant in San Antonio, Texas by the name of CHAMPIONS which had a sports theme concept that combined casual dining, sports viewing with strategic marketing and promotions. The CHAMPIONS popularity was defined in the CHAMPIONS motto: "Good Food, Good Times, Good Sports." This concept was based, in large measure, on the format implemented in the first CHAMPIONS location that opened in the Georgetown section of Washington, D.C. in 1983. A strong food component was added to the original concept so that the CHAMPIONS in San Antonio, Texas became a full-fledged restaurant as well as bar. The sports theme of CHAMPIONS was based upon management's belief that sports appeals to most socio-economic, age and gender groups worldwide. The sports atmosphere at CHAMPIONS was created by the presence of hundreds of items of original sports memorabilia such as uniforms, sports equipment, posters, advertising, signs, magazine covers, official programs, film posters, and photographs from local, national and international celebrities and sporting events, past and present. The sports decor established a feeling a comfort and belonging for all customers. In addition, CHAMPIONS atmosphere was enhanced by sports programming and viewing which was accomplished through a network of strategically placed TV monitors designed to continuously show local, national and international sporting events without taking away from the casual dining experience. Although sports was a theme in CHAMPIONS restaurants, it was not the dominant factor. At the heart of the CHAMPIONS concept was the food. The menu, which attracted guests for lunch and dinner, appealed to those interested in dining at a moderate price. It incorporated traditional American cuisine as well as popular regional items. CHAMPIONS average check was about $14.25 per person, placing it within the "casual dining" segment of the restaurant industry. This segment attracts customers who want a higher quality of food and service than that commonly provided at "fast food" or "family style" restaurants. Although no element of the CHAMPIONS concept was unique, the combination of food, atmosphere, sports memorabilia, sports viewing, marketing and promotions defined the concept.

             2.  Operations

As of the end of the fiscal year, the Company was engaged in the following types of operations:

       (i) Company-Owned Operation

Through April 30, 2005, the Company operated one Company-owned restaurant. This location was licensed from Marriott, royalty free, to use the name CHAMPIONS pursuant to a licensing agreement signed in FY 1998. This CHAMPIONS sports bar restaurant was in operation since 1989 and was located in the River Center Mall in San Antonio, Texas. The San Antonio restaurant provided approximately 96% of the Company's revenues for FY 2005, as reflected in the consolidated financial statements included herein. Effective July 1, 2005, the lease for the Champions in San Antonio ended after sixteen years. The Company was not able to renew the lease with the landlord and ceased its operations in San Antonio.

       (ii)  Supplier of Sports Memorabilia and Consulting Services to Marriott

In November 1997, the Company sold the rights,except for the country of Poland, excluding the city of Warsaw, to the CHAMPIONS brand to Marriott and became a licensee of CHAMPIONS Sports Bar Restaurants and an exclusive supplier of sports memorabilia and a consultant to all new managed Marriott and Renaissance Hotel sports bar restaurants worldwide. Under the terms of this agreement, Marriott was required to purchase sports memorabilia and for the Company to serve as a consultant for each new CHAMPIONS or like sports bar restaurant that opened in a new Marriott or Renaissance Hotel worldwide. In FY 2005, the Company provided sports memorabilia and consulting services to one Champions Sports Bar Restaurant in the Marriott Hotel in Louisville, KY, pursuant to the 1997 agreement with Marriott The 1997 agreement, for Champions to be the exclusive supplier of sports memorabilia and a consultant to all new managed Marriott and Renaissance Hotel sports bar restaurants worldwide, was terminated by Marriott effective May 28, 2005.

             3.  Competition

Through April 30, 2005 and until July 1, 2005, the Company was in the food and beverage industry which was highly competitive. Food and beverage businesses was affected by changing customer tastes, local and national economic conditions that affected spending habits, population shifts and traffic patterns. Quality of service, attractiveness of facilities and price were also important factors. The popularity of the concept of sports bar restaurants spawned a number of companies seeking to capitalize on that market. While the Company believed that the Champions concept was superior, there were other "sports" bar restaurants in operation. The sports memorabilia business is also highly competitive.

As part of the current business plan, the Company is actively pursuing opportunities whereby the Company will primarily serve as a vehicle for the acquisition of a target business that the Company believes will have significant growth potential, The Company expects to encounter intense competition from other entities having a similar business objective. Many of these entities, including financial consulting companies and venture capital firms, have longer operating histories and have extensive experience in identifying and effecting business combinations, directly or through affiliates. Many of these competitors possess significantly greater financial, technical and other resources. The Company cannot give assurance that it will be able to effectively compete with these entities. In the event the Company is unable to compete effectively with these entities, the Company may be forced to evaluate less attractive prospects for a business combination. If the Company is forced to evaluate these less attractive prospects, the Company cannot give assurance that the stated business objectives will be met.

             4.  Service Mark

The Company sold the federally registered service mark "Champions", except for the country of Poland, excluding the city of Warsaw, to Marriott pursuant to the November, 1997 agreement and transferred to Marriott all of its international service marks that the Company had registered.

             5.  Government Regulation

Through April 30, 2005 and until July 1, 2005, the Company's CHAMPIONS sports bar restaurant was subject to federal, state and local governmental regulations, including regulations relating to alcoholic beverage control, public health and safety, zoning and fire codes. The failure to retain food, liquor or other licenses could have adversely affected the operations of the Company's restaurant. The license to sell alcoholic beverages had to be renewed annually and could have been suspended or revoked at any time for cause, including violation by the Company or its employees of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of patrons or employees, advertising, wholesale purchasing, and inventory control, handling and storage. The restaurant was operated in accordance with standardized procedures designed to assure compliance with all applicable codes and regulations.

Through April 30, 2005 and until July 1, 2005, the Company could have been subject to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to such person. While the Company carried liquor liability coverage, a judgment against the Company under a dram-shop statute in excess of the Company's liability coverage, or inability to continue to obtain such insurance coverage at reasonable costs, could have had a materially adverse effect on the Company. The Company was also subject to the Fair Labor Standards Act, the Immigration Reform and Control Act of 1986 and various state laws governing such matters as minimum wages, overtime, tip credits and other working conditions

             6.  Employees

As of April 30, 2005, the Company had 2 employees in its corporate office in Arlington, Virginia and 46 employees (both management and hourly) at its San Antonio restaurant.

Item 2.  Properties.

The Company has an office address at 2200 Wilson Boulevard, Suite 102-316, Arlington, VA 22201. The Company's rental payments are $40 per month. Through April 30, 2005 and until July 1, 2005, the Company was leasing 5,289 square feet of space for its restaurant in San Antonio, TX pursuant to a lease, which expired on June 30, 2005. The lease provided monthly rental payments of $23,536 including CAM charges and real estate taxes. In addition, the lease required a percentage of the unit's revenues at the location in excess of $1,745,000 per year. Effective, June 30, 2005, the lease at the San Antonio restaurant expired and the restaurant ceased its operations.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

             None

PART II

Item 5.  Markets for Common Equity & Related Stockholder Matters.

       (a)   Principal Market or Markets.

The Common Stock was traded on the NASDAQ Small Cap Market until June 24, 1994. At that time, the Common Stock was delisted from the NASDAQ SmallCap Market for falling below the minimum financial requirements. The Common Stock is presently trading on the OTC Bulletin Board under the symbol CSBR. In October 1993, the series A 12% Convertible Preferred Stock was delisted from NASDAQ due to lack of the required two market makers necessary for continued listing and has not been trading since.

	Common Stock
	High	Low
Fiscal 2005	$	$

First Quarter	0.04	0.02
Second Quarter	0.06	0.02
Third Quarter	0.07	0.03
Fourth Quarter	0.06	0.02

	High	Low
Fiscal 2004	$	$

First Quarter	0.04	0.01
Second Quarter	0.01	0.01
Third Quarter	0.03	0.01
Fourth Quarter	0.05	0.01

       (b)  Approximate Number of Holders of Common Stock and the Preferred Stock.

The number of holders of record of the Company's common stock as of July 15, 2005 was 2,164 and the Company estimates that there are approximately 3,000 additional beneficial shareholders. There is one beneficial holder of the Company's preferred stock as of July 15, 2005.

       (c)   Dividends.

Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's common stock and no dividends are anticipated to be paid in the foreseeable future. Any future decisions as to the payment of dividends will be at the discretion of the Company's Board of Directors, subject to applicable law. From November 1994 through November 2002, the Company's Board of Directors voted each year to defer payment of the annual dividend on the Preferred Stock, in order to preserve the Company's cash reserves and in November 2003 cancelled the payment of the annual dividend on the Preferred Stock. The Company's Board of Directors determined, in the reasonable and prudent exercise of their business judgment, that the only manner in which any value could be realized to shareholders was from a merger of the Company with another company and that there does not seem to be any other basis on which the Company can continue. The Company is seeking to use its capital stock to effect a business combination with a private company, which wishes to establish a public trading market for its securities. Based on discussions with potential merger partners, it was clear that no potential merger partner would likely participate in a merger so long as there were outstanding preferred shares. On September 15, 2003, the Company sent a letter to all preferred shareholders announcing its intention to convert preferred shares to common shares. The proposed terms of the conversion were the exchange of one share of preferred stock for fifteen shares of common stock. The conversion also provided for a payment of $0.01 per share converted. The letter announcing the conversion made it clear that preferred shareholders could choose not to convert and that they would be reissued their preferred shares. The Company set a 15 to 1 ratio for the conversion of the preferred shares to common, in 2003, based on (a) the additional accrued dividends and (b) the desire to set an attractive conversion ratio which would facilitate conversion and place the corporation in a position to go forward with its business combination plans. 20,675 preferred shares were converted to 310,199 shares of common stock and payments of $206.75 were issued.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company's independent auditor, for the year ending April 30, 2005, has expressed substantial doubt that the Company can continue as a going concern due to recurring losses and working capital shortages and that there is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. The Company is facing grave liquidity and cash problems as of date of the filing of this 10-KSB. The Company's Champions sports bar restaurant in San Antonio, Texas which provided almost 100 percent of its revenues, ceased its restaurant operations in June of 2005 after its 16 year old lease expired. The Company does not have the resources to open and operate a restaurant in another location. It is the intention of the Company to continue operations until such time as Champions finds a business opportunity and merges with another company or raises additional financing, although there is no assurance that this can be done on terms satisfactory to the Company. The Company is continuing to actively look at various business opportunities in order to continue operations. If the Company's liquidity situation does not improve, the Company might have to discontinue its business as a going concern.

       (a) Results of Operations for Fiscal Years 2005 and 2004.

             1.  Revenues

For the fiscal year ended April 30, 2005, the Company's revenues decreased 10.1% to $1,797,283 from $1,999,173.

By component food and beverage sales decreased 14.6% to $1,690,897 from $1,981,113. The decrease is attributed to a decline in customer volume as the number of conventions in the San Antonio downtown area was significantly less than in previous years. Additionally, the Company ceased contractual advertising pending the closing of the San Antonio location in June 2005. Merchandise and memorabilia sales increased to $96,725 from $16,738. The Company provided consulting and memorabilia to one Champions location during the year ended April 30, 2005. Other income provided less than 1% of the Company's total revenues during the year.

For the fiscal year ended April 30, 2004, the Company's revenues decreased slightly from $2,006,406 to $1,999,173. By component, food and beverage sales increased 5.3% to $1,981,113 from to $1,882,118. The Company attributed the increased food and beverage sales to an increase in menu prices in the first quarter of 2004 and to a slight increase in customer volume.

The food to beverage ratio for the San Antonio location was approximately 60% to 40% for both comparable years. Food and beverage sales accounted for 94.1% and 99.1% of the Company's total revenue in the comparable periods.

             2.  Expenses

The Company's cost of food and beverage sales were 31.5% for FY 2005 compared to 29.6% for FY 2004.This variance is attributed to an increase in wholesale prices, especially in beef, poultry and produce. While the Company implemented retail price increases during FY 2005, in order to remain competitive, they were not sufficient to absorb all of the wholesale price increases.

Restaurant payroll and related costs were 35.5% of food and beverage sales in FY 2005 and 32.0% of related sales in FY 2004. This variance is attributed to a 14.6% decrease in food and beverage sales.

Restaurant occupancy costs for FY 2005 were relatively constant for both fiscal years, at $249,913 and $250,645 respectfully.

Other restaurant costs decreased to $341,464 for FY 2005 compared to $ 401,924 for FY 2004. The decrease is attributed to eliminating certain expenditures pending the June 2005 closing of the San Antonio location. General and administrative costs incurred in FY 2005 were $249,741 and restated to $277,490 in FY 2004.

The primary components of G&A expenses are operating the Company's corporate office, including salaries.

The Company has undertaken significant expense reduction actions in FY 2004 in order to preserve the Company's cash. While, its corporate officers have not taken any salaries since December 2003, the Company, on January 12, 2005, was advised by the Securities and Exchange Commission, upon its review of the Company's filing of the Form 10-KSB for the year ended April 30, 2004, that when an executive officer, who is also a significant shareholder of the company, contributes his services to the company, the fair value of those services should be reflected as expense on the books of the Company. The revised filings reflected the action taken by the Company to accrue the salary of its executive officer, Mr. Martell, pursuant to the salary rate in his employment agreement. The Company is continually evaluating other cost reductions.

             3.  Profits / Losses

For FY 2005, the Company's loss was $246,544 from its operations, producing a net loss for common shareholders, of $0.02 per common share. The San Antonio Champions location produced a net loss of $103,189. For FY 2004, the Company's restated loss was $215,234 from its operations before dividends accrued on the outstanding preferred stock of $21,580, producing a net loss for common shareholders of $236,814.

       (b) Liquidity and Capital Resources for Fiscal Years 2005 and 2004

We are currently experiencing a severe shortage of working capital.

The Company's cash position on April 30, 2005, was $84,513 compared to $120,116 on April 30, 2004, a decrease of $35,603.

During FY 2005, the Company's operating activities used cash of $35,603. The Company used it cash reserves to meet its cash requirements during FY 2005.

During FY 2004, the Company's operating activities used cash of $67,693. The Company used cash to purchase equipment for its San Antonio restaurant for $2,931. The Company's operating activities and cash reserves were sufficient to meet its cash requirement during FY 2004.

The Company's working capital as of April 30, 2005 was a negative $530,367 contrasted to a negative $412,242 on April 30, 2004. The Company's working capital when compared to other publicly traded companies in the restaurant industry was unfavorable. This is primarily attributed to the fact that other companies in the industry have multiple locations with a broader sales base and generate greater cash flows to offset corporate overhead expense.

              (c)   Miscellaneous for Fiscal Years 2005 and 2004

Stockholders' equity on April 30, 2005 was a negative $366,795 compared to a negative $200,251 on April 30, 2004. In FY 2004 the Company's Board of Directors voted to cancelled the payment of the annual dividend on the Preferred Stock. In FY 2005 and 2004, the Board of Directors voted to defer the annual meeting of shareholders in order to preserve the Company's cash reserves.

Impact of inflation

Inflationary factors have had a significant effect on the Company's operations.

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

o The Company had a loss for the year ended April 30, 2005 and there is substantial doubt about the Company's ability to continue as a going concern due to recurring losses and working capital shortages, which means that the Company may not be able to continue operations unless it obtains additional funding or merges with or is acquired by another company. The Company is actively pursuing merger or acquisition candidates and other financing possibilities to meet its liquidity needs. There is no assurance that the Company will be able to structure a merger or acquisition, or raise additional financing to continue operations on terms satisfactory to the Company.

o The loss of the services of the Company's key employee, James Martell, the Company's Chairman, President and CEO, may have a material adverse affect on the Company's business, financial condition and its ability to obtain additional funding or structuring a merger or acquisition.

o The Company may, in the future, issue additional shares of the Company's common stock, which would reduce shareholders' percent of ownership and may dilute their share value. The Company's Articles of Incorporation authorize the issuance of 50,000,000 shares of common stock, par value $.001 per share. As of July 15, 2005 the Company had 16,824,658 shares of common stock issued and outstanding. The future issuance of all or part of the remaining authorized common stock may result in substantial dilution in the percentage of the common stock held by the Company's then existing shareholders. The Company may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by the shareholders, and might have an adverse effect on any trading market for the Company's common stock.

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

             (d)  Subsequent event

In June, 2005, the Company ceased operations of its Champions sports bar restaurant located in San Antonio, Texas.

Item 7.  Financial Statements and Supplementary Data.

The Report of Independent Accountants appears at page F-1 and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements appear at pages F-3 through F-16 hereof.

Item 8.   Changes In and Disagreements with Accountants on Accounting & Financial Disclosure.

       In FY 2005, the Company did not change its independent auditor, Bagell, Josephs & Co. L.L.C. There have been no disagreements between the Company and its independent accountant on any matter of accounting principles or practices or financial statement disclosure during the last two fiscal years.

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

James M. Martell, age 58, has served as President from May 1990 to June 1992 and from January 1993 to September 1993 and from March 1994 to the present and as Chief Executive Officer from May 1990 to June 1992 and from January 1993 to September 1993 and from March 1994 to August 2000 and from June 2001 to the present and as Chairman from November 1991 to August, 2000 and from June 2001 to the present. Mr. Martell served as Director of the Company since its inception on June 4, 1985. Additionally, he served the Company as Vice President from October 1988 to May 1990, as Treasurer from June 1985 to January 1989, and as Secretary from June 1985 to January 1986. Mr. Martell is a director and officer of all of the Company's wholly owned subsidiaries, except for the Been Corporation. From 1983 to 1987, Mr. Martell was a partner along with Mr. Tomic in Tomar Associates, a consulting company specializing in European-American joint ventures, venture capital financing, technology transfer, and corporate finance. From 1981 to 1983, Mr. Martell was a partner in International Group, a partnership involved in promoting national and international business development. From 1973 to 1981, he served in various administrative positions at the U.S. Department of Energy. Mr. Martell received a Bachelor of Science degree in Chemistry in 1968 and a Master of Science degree in Geochemistry in 1973, from George Washington University.

James E. McCollum, age 58, has served as Chief Accounting Officer of the Company since July 1992 and Controller since May 1988. From 1984 to 1987 he was Controller of the Winston Group, Inc., a five-unit food service organization in the Washington D.C. metropolitan area. From 1977 to 1983, he was the Controller of Capitol Hill Cabaret, Inc., an organization that owned and operated two restaurants and nightclubs in the Washington DC area. From 1973 to 1977, Marriott Corporation in various positions in the corporate accounting department. He earned a Bachelor of Science degree in Finance from the University of Maryland 1970.

Durwood C. Settles, age 61, has served as Director of the Company since March 2001. Mr. Settles is a Certified Public Accountant in individual practice since 1983. From 1973 to 1982, Mr. Settles was with Coopers & Lybrand in Washington, DC as a member of the audit staff and as Manager-Special Projects. During the period 1974 to 1986, Mr. Settles served as Controller or Treasurer of the various political campaign organizations of Congressman Richard A. Gephardt of Missouri, Governor Charles S. Robb of Virginia, and Congressman Joseph L. Fisher of Virginia. From 1970 to 1973, Mr. Settles was an owner and executive of a company that manufactured and sold Plexiglas furniture located in Kensington, Maryland. From 1966 to 1969, Mr. Settles was a promoter of popular music concerts in various cities in the Eastern and Southern United States. From 1964 to 1966, Mr. Settles was a Group Pension Management Assistant and Computer Files Service Supervisor with the Mutual of New York Life Insurance Company (MONY) in New York, New York. Mr. Settles received a Bachelor of Arts degree in 1964 from Davidson College, Davidson, North Carolina and completed accounting studies in 1973 at George Washington University, Washington, D.C.

Michael M. Tomic, age 59, has served as a Director of the Company since its inception on June 4, 1985. From June 1985 to January 1986, he also served as Vice President of the Company. From 1983 to 1987, Mr. Tomic was a partner along with Mr. Martell in Tomar Associates, a consulting company specializing in European-American joint ventures, venture capital financing, technology transfer, and corporate finance. He received a Bachelor of Science degree in International Marketing and Economics in 1969 from the University of Maryland.

The term of office of each Director is until the next annual election of Directors and until a successor is elected and qualified or until the Director's earlier death, resignation or removal.

Item 10.  Executive Compensation.

The following table sets forth cash compensation for services rendered during FY 2005, and 2004 which was paid by the Company to, or accrued by the Company for, each of the Company's most highly compensated executive officers whose cash compensation in such year equaled or exceeded $100,000:

SUMMARY COMPENSATION TABLE
--------------------------

Annual Compensation	Long Term Compensation
-------------------	----------------------

				Number of
				Restricted
				Securities	All other
Name and	FY	Salary	Bonus	Underlying	Compensation
Principal Position	Year	($)	($)	Options	($)
------------------	----	---	---	-------	---

James M. Martell,	2005	148,000[1]	0	0	0
President, CEO	2004	148,000[1]	0	8,000,000	0

1 The Company, on January 12, 2005, was advised by the Securities and Exchange Commission, upon its review of the Company's filing of the Form 10-KSB for the year ended April 30, 2004, that when an executive officer, who is also a significant shareholder of the company, contributes his services to the company, the fair value of those services should be reflected as expense on the books of the Company. The 10-KSB filing reflects the action taken by the Company to accrue the salary of its executive officer, Mr. Martell, pursuant to the salary rate in his employment agreement. For FY 2005, $148,000 was accrued.

2 The Company, on January 12, 2005, was advised by the Securities and Exchange Commission, upon its review of the Company's filing of the Form 10-KSB for the year ended April 30, 2004, that when an executive officer, who is also a significant shareholder of the company, contributes his services to the company, the fair value of those services should be reflected as expense on the books of the Company. For FY 2004 cash compensation was $49,333 and $98,667 was accrued. The 10-KSB filing reflects the action taken by the Company to accrue the salary of its executive officer, Mr. Martell, pursuant to the salary rate in his employment agreement.

In FY 2005, all executive officers of the Company as a group (2 in number) received no cash compensation. Effective January 2004, salaries to all executive officers were suspended in order to preserve the Company's cash position and will not be paid until the cash position of the Company improves. In FY 2004, all officers of the Company as a group (2 in number) received cash compensation of $73,666. The Board of Directors has the right to change and increase the compensation of executive officers at any time. The Company has no arrangement by which any of its directors are compensated for services solely as directors, and these individuals do not receive any additional remuneration for their services as directors. The Company may from time to time pay consulting fees to its officers and directors.

Except as described below, the Company has no compensatory plan or arrangement which would result in executive officers receiving compensation as a result of their resignation, retirement or any other termination of employment with the Company or its affiliates, or from a change in control of the Company or a change in responsibilities following a change in control of the Company.

The Company entered into an employment agreement with Mr. Martell in September 1993, under which Mr. Martell received options to purchase 200,000 shares of the Company's Common Stock at $1.00 per share at any time prior to September 6, 2001, whether or not Mr. Martell is an employee at such time. If there is a change in the management of the Company and such management acts contrary to the policy of the current Board, or if Mr. Martell's position as an officer or director is terminated, Mr. Martell may resign and become entitled to liquidated damages determined pursuant to a formula prescribed in the contract. This agreement was extended for two years in FY 2000 at an annual salary of $148,000 and further extended for another three years in FY 2002. In FY 2003, Mr. Martell's salary was reduced in the interim to $74,000 and since January 2004 Mr. Martell has not taken a salary in order to preserve the Company's cash position. In FY 2001, the Board of Directors reissued to Mr. Martell the options to purchase the 200,000 shares of Company's Common stock at $0.11 per share instead of $1.00 per share as previously granted and extended the expiration of those options to August 22, 2003. These options expired in FY 2004. In FY 1996, the Board of Directors granted to Mr. Martell an option to purchase 1,200,000 restricted shares of the Company's Common Stock at $0.05 per share. Mr. Martell in FY 1996 exercised this option for 1,200,000 restricted shares for $60,000. In January 2004, the Board of Directors granted to Mr. Martell a seven-year option to purchase 8,000,000 restricted shares of the Company's Common Stock at $0.01 per share. In October, 2004, Mr. Martell exercised his stock option to purchase 8,000,000 of the Company's common shares at $0.01 per share by tendering a two year purchase note for $80,000 to the Company pursuant to his stock option agreement. In April, 2005, the Board of Directors approved the cancellation and forgiveness of the purchase note and any interest due, in consideration of the services provided by Mr. Martell.

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

There were no options granted in FY 2005.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

As of July 15, 2005, the following were persons known to the Company to own beneficially more than 5% of the Company's outstanding Common Stock:

Name and Address of	Common Stock
Beneficial Owner	Beneficially Owned (1)	Percentage
----------------	----------------------	----------

James M. Martell	9,548,000	56.8
2200 Wilson Blvd.,
Suite 102-316
Arlington, VA 22201

       (1)   Beneficial Ownership includes shares for which an individual, directly or indirectly, has or shares, or has the right within 60 days to have or share, voting or investment power or both. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Exchange Act.

The stock ownership by officers and directors of the Company and all officers and directors as a group are as follows:

		Common Stock
		Beneficially Owned
Name	Title	as of July 15, 2005 (1)	Percentage

James M. Martell	President & Director	9,548,000	56.8
Michael M. Tomic	Director	225,000	2.6
James E. McCollam Controller,		2,000	*
	Chief Accounting Officer
	& Corporate Secretary
All officers & directors as a group		9,775,000	59.4

*Less than 1.0%

 (1) Beneficial Ownership includes shares for which an individual, directly or indirectly, has or shares, or has the right within 60 days to have or share, voting or investment power or both. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Exchange Act.

Compliance with Section 16(a).

       Section 16(a) of the Exchange Act, as amended, requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's common stock to file reports of their beneficial ownership and changes in ownership (Forms 3,4 and 5, and any amendment thereto) with the SEC. Executive officers, directors, and greater-than-ten percent holders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on the Company's review of the activity of the officers and directors for the fiscal year ended April 30, 2005, the Company believes that reports pursuant to Section 16(a) were filed.

Item 12.  Certain Relationships and Related Transactions.

       In October 2004, the Company received an advance from James Martell, the President of the Company, for certain working capital needs. These funds were repaid in November 2004. In FY 2004, there were no related party transactions.

Item 13.  Exhibits and Reports on Form 8-K.

             (a) Index to Financial Statements PAGE

              Independent Auditors' Reports F-1 - 16

                (b) Reports on Form 8-K

The Company filed Form 8-K on February 8, 2005 pertaining to the receipt of notification that effective May 28, 2005, Marriott International Inc. would terminate the Consulting Services and Sports Memorabilia Supply Agreement, dated November 7, 1997.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

       The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended April 30, 2005, and April

30, 2004:

Fee category	2005	2004

Audit fees	$8,000	$8,000
Audit-related fees	$4,500	$2,891
Tax fees	$0	$0
All other fees	$0	$0

Total fees	$12,500	$10,891

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

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

APRIL 30, 2005 AND 2004

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005 AND 2004

CONSOLIDATED FINANCIAL STATEMENTS:

Page(s)

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheets as of April 30, 2005 and 2004	2

Consolidated Statements of Operations for the Years Ended April 30, 2005 and 2004	3

Consolidated Statement of Changes in Stockholders' Equity (Deficit) for the Years Ended	4
April 30, 2005 and 2004

Consolidated Statements of Cash Flow for the Years Ended April 30, 2005 and 2004	5

Notes to Consolidated Financial Statements	6-16

BAGELL, JOSEPHS & COMPANY, L.L.C.
Certified Public Accountants
High Ridge Commons
Suites 400-403
200 Haddonfield Berlin Road
Gibbsboro, New Jersey 08026
(856) 346-2828 Fax (856) 346-2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Champions Sports, Inc. and Subsidiaries

Arlington, Virginia

We have audited the accompanying consolidated balance sheets of Champions Sports, Inc. and Subsidiaries as of April 30, 2005 and 2004 and the related consolidated statements of operations, changes in stockholders' (deficit), and cash flow for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

The accompanying consolidated financial statements for the years ended April 30, 2005 and 2004 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern. Management's operating and financing plans in regard to these matters are also discussed in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Champions Sports, Inc. and Subsidiaries as of April 30, 2005 and 2004 and the results of its operations, changes in stockholders' equity (deficit), and their cash flow for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As noted in Note 10, the Company has amended its previously issued consolidated financial statements for the year ended April 30, 2004 on its report dated July 12, 2004. The Company has amended these consolidated financial statements to recognize an additional $107,547 in officer's compensation and related payroll tax expense for the year ended April 30, 2004. This transaction resulted in an increase in net loss applicable to common shares of $107,547 for the year ended April 30, 2004 to a net loss of $215,234 as restated, and an increase in the accumulated deficit to $6,383,925.

BAGELL, JOSEPHS & COMPANY, L.L.C.

BAGELL, JOSEPHS & COMPANY, L.L.C.

Certified Public Accountants

Gibbsboro, New Jersey

July 25, 2005

MEMBER OF:	AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2005 AND 2004
ASSETS
		(Restated)
	2005	2004
CURRENT ASSETS
Cash and cash equivalents	$ 84,513	$ 120,116
Accounts receivable	-	22,713
Inventories	18,459	30,349
Prepaid expenses	-	6,750

Total current assets	102,972	179,928
Property and equipment, net	152,520	200,939
Deposits	11,052	11,052

TOTAL ASSETS	$ 266,544	$ 391,919

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$ 69,470	$ 92,758
Dividend payable on preferred stock	350,460	350,460
Other accrued expenses	213,409	146,116
Deferred lease commission	-	2,836

Total current liabilities	633,339	592,170

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT)
Preferred stock, $10 par value; 56,075 shares authorized;
32,450 shares issued and outstanding	324,500	324,500
Common stock, $.001 par value; 50,000,000 shares authorized
16,824,658 and 8,824,658 shares issued and outstanding	16,825	8,825
Additional paid-in capital	5,922,349	5,850,349
Accumulated deficit	(6,630,469)	(6,383,925)
Total stockholders' (deficit)	(366,795)	(200,251)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ 266,544	$ 391,919

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2005 AND 2004

		(Restated)
	2005	2004

OPERATING REVENUE
Food and beverage	$ 1,690,897	$ 1,981,113
Merchandise, memorabilia, and consulting fees	96,725	16,738
Other income	9,661	1,322

Total operating revenue	1,797,283	1,999,173

COSTS AND OPERATING EXPENSES
Cost of food and beverage	532,738	585,991
Cost of merchandise and memorabilia	21,157	15,408
Restaurant payroll and related costs	600,395	634,530
Restaurant occupancy costs	249,913	250,645
Other restaurant costs	341,464	401,924
General and administrative	249,741	277,490
Depreciation and amortization	48,419	48,419

Total costs and operating expenses	2,043,827	2,214,407

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(246,544)	(215,234)
Provision for income taxes	-	-

NET LOSS	(246,544)	(215,234)

Preferred stock dividends	-	(21,580)

(LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$ (246,544)	$ (236,814)

BASIC (LOSS) PER COMMON SHARE	$ (0.02)	$ (0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING	13,230,137	8,669,559

	CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
	Consolidated Statement of Stockholder's Equity
	FOR THE YEARS ENDED APRIL 30, 2005 AND 2004

			Series A, 12%
			Convertible Cumulative		Additional	(Restated)
	Common Stock		Preferred Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficits	Total

Balance, April 30, 2003	8,514,459	8,514	53,125	531,250	5,397,598	(6,147,111)	(209,749)

Dividend on preferred stock accrued and unpaid	-	-	-	-	-	(21,580)	(21,580)

Preferred stock converted to common stock, 15:1	310,199	311	(20,675)	(206,750)	206,439	-	-

Cancellation of preferred stock dividends due
to conversion to common stock	-	-	-	-	246,312	-	246,312

Net loss for the year	-	-	-	-	-	(215,234)	(215,234)

Balance, April 30, 2004	8,824,658	8,825	32,450	324,500	5,850,349	(6,383,925)	(200,251)

Exercise of common stock option by officer	8,000,000	8,000	-	-	72,000	-	80,000

Net loss for the year	-	-	-	-	-	(246,544)	(246,544)

Balance, April 30, 2005	16,824,658	16,825	32,450	324,500	5,922,349	(6,630,469)	(366,795)

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED APRIL 30, 2005 AND 2004
		(Restated)
	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$ (246,544)	$ (215,234)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and amortization	48,419	48,419

Changes in assets and liabilities
Accounts receivable	22,713	(22,713)
Inventories	11,890	(6,599)
Prepaid expenses	6,750	4,086
Accounts payable	(23,288)	27,512
Other accrued expenses	147,293	96,836
Deferred lease concessions	(2,836)	-
Total adjustments	210,941	147,541

Net cash (used in) operating activities	(35,603)	(67,693)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(2,931)
Net cash (used in) investing activities	-	(2,931)
CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on capital lease	-	(4,361)
Net cash (used in) financing activities	-	(4,361)
NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(35,603)	(74,985)

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	120,116	195,101

CASH AND CASH EQUIVALENTS - END OF YEAR	$ 84,513	$ 120,116
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$ -	$ -

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Accrued dividend on preferred stock	$ -	$ 21,580
Increase in common stock due to conversion of preferred stock	$ -	$ 311
Decrease in preferred stock due to conversion to common stock	$ -	$ (206,750)
Increase in additional paid-in capital due to conversion of
preferred stock to common stock	$ -	$ 206,439
Cancellation of preferred stock dividends due to conversion to
common stock	$ -	$ 246,312
Exercise of common stock option by officer	$ 80,000	$ -

Cancellation of note receivable and interest income on
stock subscription for reduction of officer's accrued payroll	$ 82,100	$ -

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2005 AND 2004

NOTE 1-     ORGANIZATION AND BASIS OF PRESENTATION

Champions Sports, Inc., (the "Company") a Delaware corporation, promoted a sports theme restaurant bar concept through Company owned and licensed operations. The Company sold the rights to the Champions brand to Marriott International, Inc. (Marriott) and became a licensee of Champions Sports Bar Restaurants. Substantially all memorabilia sales are to Marriott. At April 30, 2005 and 2004, respectively, the Company through its subsidiaries, owns and licenses, without a royalty fee, one Champions Sports Bar Restaurant in San Antonio, Texas.

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

Depreciation and amortization expense was $48,419 for the years ended April 30, 2005 and 2004, respectively.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2005 AND 2004

NOTE 2-   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Inventories

Inventories consist of goods and supplies held for sale in the ordinary course of business and are stated at the lower of cost, determined on the first-in-first-out basis, or market. The components of inventories at April 30, 2005 and 2004 were as follows:

	2005	2004

Restaurant food and beverage	$ 18,459	$ 23,214
Promotional merchandise for sale to
Restaurant customers	---	$ 7,135
	$ 18459	$ 30,349

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

APRIL 30, 2005 AND 2004

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net (Loss) Per Share (Continued)

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS in the chart above for April 30, 2005 and 2004, because inclusion would have been antidilutive.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less, unless restricted as to use, to be cash equivalents. At various times throughout the year the Company had amounts on deposit at financial institutions in excess of federally insured limits.

Accounts Receivable

Accounts receivable are recorded net of reserves for sales returns and allowances, and net of provisions for doubtful accounts. Allowances for sales returns and discounts are based on an analysis of historical trends, and allowances for doubtful accounts are based primarily on an analysis of aging accounts receivable balances and on the creditworthiness of the customer as determined by credit checks and analysis, as well as the customer's payment history.

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
APRIL 30, 2005 AND 2004

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

Recent Accounting Pronouncements

Share Based Payments

In December 2004, the FASB issued Financial Accounting Standards No. 123 (revised 2004) (FAS 123R), "Share-Based Payment, " FAS 123R replaces FAS No. 123, "Accounting for Stock-Based Compenasation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the "modified prospective" transition method as defined in FAS 123R. Under the modified prospective method, companies are required to 1) record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. FAS 123R is effective January 1, 2006. The Company is evaluating the impact of FAS 123R on its' results and financial position.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2005 AND 2004

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

Inventory Costs

In November 2004, the FASB issued Financial Accounting Standards No. 151 (FAS 151), "Inventory Costs - an amendment of ARB No. 43, Chapter 4". FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, FAS 151 requires companies to base the allocation of fixed production overhead to the costs of conversion on the normal capacity of production facilities. FAS 151 is effective for the Company in 2006. The Company does not expect FAS 151 to have a material impact on its results or financial statements.

Exchange of Non-Monetary Assets

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions" ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

Reclassifications

Certain amounts for the year ended April 30, 2004 have reclassified to conform to the presentation of the April 30, 2005 amounts. The reclassifications have no effect on net loss for the year ended April 30, 2004.

NOTE 3-     RELATED PARTY TRANSACTION

In October 2004, the Company received an advance from an officer of the Company for certain working capital needs. These funds were repaid in November 2004.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2005 AND 2004

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

Rental expense charged to expense during the years ended April 30, 2005 and 2004 was $249,913 and $212,220, respectively. The lease expires on June 30, 2005.

NOTE 5-     MARRIOTT LICENSE

The Company was an exclusive supplier of sports memorabilia and a consultant to all new Champions Sports Bars located in Marriott and Renaissance Hotels worldwide. Effective May 28, 2005, Marriott terminated the exclusive consulting services and sports memorabilia supply agreement dated November 7, 1997.

During the year ended April 30, 2005, the Company received $75,000 from Marriott, for memorabilia and consulting fees in connection with the opening of the new Champions Sports Bar Restaurant in the Marriott hotel in Louisville, Kentucky in March 2005.

NOTE 6-     OTHER ACCRUED EXPENSES

This account consisted primarily of accrued officer's payroll and related payroll taxes totaling $186,767 of the $213,404 as of April 30, 2005 and $107,547 of the $146,116 as of April 30, 2004, respectively.

NOTE 7-     STOCKHOLDERS' DEFICIT

Common Stock

The Company has 50,000,000 shares authorized and 16,824,658 shares issued and outstanding at April 30, 2005.

On October 11, 2004, an officer of the Company exercised his stock option to acquire 8,000,000 shares of restricted common stock at $.01 per share.

In accordance with Emerging Issues Task Force (EITF) 95-16, "Accounting for Stock Compensation Arrangements with Employer Loan Features under APB Opinion No. 25," this option was exercised with a note receivable from the officer. The note is secured along with any related interest (4.5%) by the stock, and the note is prepayable and due on demand. It does not

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2005 AND 2004

NOTE 7-     STOCKHOLDERS' DEFICIT (CONTINUED)

             Common Stock (Continued)

constitute a new grant of an option under EITF 95-16, because the option agreement did not contain a clause that permitted the officer to exercise the option with a nonrecourse note, and the exercise with a note does not extend the original option period. In April 2005, the note along with accrued interest totaling $82,100, was applied in-full to the accrued officer's loan payable (included in Other Accrued Expenses) balance.

There were no other issuances of common stock during the years ended April 30, 2005 and 2004, respectively.

..

             Preferred Stock

The Company has 56,075 shares of preferred stock authorized and 32,450 shares issued and outstanding at April 30, 2005.

Effective November 2003, pursuant to a board resolution, the Company cancelled its payment and/or accruing of preferred stock dividends. The Company's Board of Director's decided to only pay/accrue the preferred stock dividend upon a successful merger or business combination. The Series A preferred stock would be equal to 12 percent per annum, and the dividends are to be accrued on the Company's book if not paid. The dividend may be paid in cash or common stock of the Company at the Company's discretion. The number of shares comprising the dividend paid in common stock shall be determined by dividing $1.20 by the closing bid price for the common stock on the payment date. The Series A preferred stock is preferred in liquidation or dissolution up to the amount of their par value ($10 per share). The Series A preferred stock in 2004 converted into 15 shares of the Company's common stock. There were no conversions in 2003.

For each of the ten fiscal years ended April 30, 2005, the Company deferred payment of the annual dividend on the Series A preferred stock. For the years ended April 30, 2005 and 2004, the deferral was $0 and $21,580, respectively. Accrued preferred stock dividends at April 30, 2005 and 2004 aggregated $350,460 ($10.80 per preferred share), respectively. The remaining accrued dividends are anticipated to be paid in cash or common stock upon a successful merger or other business combination.

             Common Stock Options

The Company in 1993 adopted a stock option plan, which expired on August 2, 2002. No options were exercised under the plan. All options granted by the Company were granted pursuant to board resolutions and not under the stock option plan.

CHAMPION SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2005 AND 2004

NOTE 7-     STOCKHOLDERS' DEFICIT (CONTINUED)

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

  The following tables summarizes the activity of the Company's stock option plan:

		Year Ended
		April 30, 2005
				Weighted-
				average
		Number of		exercise
		Options		price

Outstanding - beginning of period	$	9,050,000	$	$ 0.11
Granted		0		..01
Exercised		(8,000,000)		(.01)

Outstanding - end of period	$	1,050,000	$	$ .011

Exercisable at end of period:		1,050,000		$ .011
	$		$

		Year Ended
		April 30, 2004
				Weighted-
		Number		average
		Of		exercise
		Options		price

Outstanding - beginning of period	$	9,050,000	$	$ .13
Granted		8,000,000		..01
Forfeited		(2,390,000)		(13)

Outstanding - end of period	$	9,050,000	$	$ 0.11

Exercisable at end of period:		9,050,000		$ 0.11

$	$

CHAMPION SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2005 AND 2004

NOTE 7-     STOCKHOLDERS' DEFICIT (CONTINUED)

             Common Stock Options (Continued)

  If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income and net income per share including pro forma results would have been the amounts indicated below:

	Year Ended April 30,
	2005	2004 (Restated)
Net loss:
As reported	($246,544)	($215,234)
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects Pro forma	(0) ($246,544)	(80,000) ($295,234)
Net loss per share:
As reported:
Basic	( $0.02)	($0.02)
Diluted	($0.02)	($0.02)
Pro forma:
Basic	($0.02)	($0.03)
Diluted	($0.02)	($0.03)

The fair value of the options granted during 2005 and 2004 was estimated on the date of grant using the Black-Scholes option pricing model. The weighted-average assumptions used are as follows:

CHAMPION SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2005 AND 2004

NOTE 8-     GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has sustained net operating losses for the years ended April 30, 2005 and 2004, and has sustained large accumulated deficits. The Company has ceased operations in June 2005, (see footnote 10) and there is no guarantee whether the Company will be able to generate enough revenue and/or raise capital to support current operations. This raises substantial doubt about the Company's ability to continue as a going concern.

Management is actively pursuing opportunities whereby the Company will primarily serve as a vehicle for the acquisition of a target business that the Company believes will have significant growth potential. The Company intends to use its capital stock, to effect a business combination with a private company that desires to establish a public trading market for its securities while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, loss of voting control and other burdens including significant professional fees. The business combination may be with a financially stable, mature company or a company that is financially unstable or in its early stages of development or growth.

The Company's future success is dependent upon its ability to obtain equity/debt financing, or find a suitable merger candidate. There is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations.

The consolidated financial statements do not include any adjustments relating to the recoverability or classification of recorded assets and liabilities that might result should the Company be unable to continue as a going concern.

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

At April 30, 2005, deferred tax assets consist of the following:

Deferred tax assets	$1,461,000
Less: valuation allowance	(1,461,000)
$-0-

CHAMPION SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2005 AND 2004

NOTE 9-     PROVISION FOR INCOME TAXES (continued)

At April 30, 2005, the Company had federal net operating loss carryforwards in the approximate amounts of $4,175,000 available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 10-     RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has amended its previously issued consolidated financial statements for the year ended April 30, 2004 on its report dated July 12, 2004. The Company has amended these consolidated financial statements to recognize an additional $107,547 in officer's compensation and related payroll tax expense for the year ended April 30, 2004. This transaction resulted in an increase in net loss applicable to common shares of $107,547 for the year ended April 30, 2004 to a net loss of $215,234 as restated, and an increase in the accumulated deficit to $6,383,925.

NOTE 11-     SUBSEQUENT EVENT

On June 23, 2005, the Company ceased operations for its' only operating sports bar located in San Antonio, Texas. Fixed assets with a net book value of $152,520 were sold for $10,000 and inventory consisting of primarily of restaurant food and beverage was sold for $3,200.

       SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

       CHAMPIONS SPORTS, INC

       By: /s/ James E. McCollam

       -------------------------

       James E. McCollam

       Chief Accounting Officer and Controller

       Date: July 27, 2005

       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       By: /s/ James M. Martell

       ------------------------

       James M. Martell

       Chairman, President and CEO

       Date: July 27, 2005

       By: /s/ Michael M. Tomic

       ------------------------

       Michael M. Tomic

       Director

       Date: July 27, 2005

       By: /s/ Durwood C. Settles

       --------------------------

       Durwood C. Settles

       Director

       Date: July 27, 2005

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

       Date: July 27, 2005

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

       Date: July 27, 2005

       By: /s/ James E. McCollam

       -------------------------

       James E. McCollam

       Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO

       SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

In connection with the annual report of Champions Sports, Inc. (the "Company") on Form 10-KSB for the year ended April 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to their knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated: July 27, 2005 By: /s/ James M. Martell

       ---------------------------

       James M. Martell, Chief Executive Officer

Dated: July 27, 2005 By: /s/ James E. McCollam

       ----------------------------

       James E. McCollam, Chief Financial Officer