Form 10QSB
period 2005-07-31
CHAMPIONS SPORTS INC
filed 2005-09-15
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

                   Mark One

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
[X ]	THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
[ ]	THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-17263

CHAMPIONS SPORTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1401755
(State or other jurisdiction of	(I.R.S. Employer
organization)	Identification No.)

2200 Wilson Blvd., Suite 102-316,Arlington VA	22201
(Address of principal executive offices)	(Zip code)

(703) 526-0400
(Registrant's telephone number, including area code)

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

       As of September 13, 2005 the Registrant had a total of 16,824,658 shares of common stock outstanding.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JULY 31, 2005 AND 2004

CHAMPIONS SPORTS, Inc.

FORM 10-QSB

INDEX

Page

Part I.	Financial Information

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets as of
July 31, 2005(unaudited) and
April 30, 2005 (audited)	3

Condensed Consolidated Statements of Operations:
Three months ended
July 31, 2005, and July 31, 2004, (unaudited)	4

Condensed Consolidated Statements of Cash Flows:
Three months ended July 31, 2005, and
July 31,2004 (unaudited)	5

Notes to Condensed Consolidated Financial Statements	7 - 17

Item 2.	Management's Discussions and
Analysis of Financial Condition
and Results of Operations	18

Item 4. Controls and Procedures	19

Part II.	Other Information and Signatures

Item 4.	Submission of Matters to a Vote
of Security Holders	20

Item 6.	Exhibits and Reports on Form 8-K	21

Signatures	22

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 24

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 25

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 26

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
July 31, 2005 (Unaudited) and April 30, 2005

ASSETS

	July 31,	April 30,
	2005	2005

CURRENT ASSETS
Cash and cash equivalents	67,615	84,513
Inventories	-	18,459

Total current assets	67,615	102,972

Property and equipment, net		152,520
Deposits		11,052

TOTAL ASSETS	67,615	266,544

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	86,617	69,470
Dividend payable on preferred stock	350,460	350,460
Other accrued expenses	233,183	213,409

Total current liabilities	670,260	633,339

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT)
Preferred stock, $10 par value; 56,075 shares authorized;
32,450 shares issued and outstanding	324,500	324,500
Common stock, $.001 par value; 50,000,000 shares authorized
16,824,658 and 8,824,658 shares issued and outstanding	16,825	16,825
Additional paid-in capital	5,922,349	5,922,349
Accumulated deficit	(6,866,319)	(6,630,469)
Total stockholders' (deficit)	(602,645)	(366,795)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	67,615	266,544

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONHTS ENDED JULY 31, 2005 AND 2004 (UNAUDITED)

		(Restated)
	2005	2004

OPERATING REVENUE
Sales	$ -	-

Total operating revenue	-	-

COSTS AND OPERATING EXPENSES
General and administrative	69,999	58,762

Total costs and operating expenses	69,999	58,762

LOSS BEFORE OTHER (EXPENSE)	(69,999)	(58,762)

DISCONTINUED OPERATIONS
Loss from discontinued operations (net of taxes)	(23,331)	(10,524)
Loss on disposal of assets	(142,520)	-

Total discontinued operations	(165,851)	(10,524)

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(235,850)	(69,286)
Provision for income taxes	-	-

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$ (235,850)	$ (69,286)

BASIC LOSS PER COMMON SHARE	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	16,824,658	8,824,658

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONHTS ENDED JULY 31, 2005 AND 2004 (UNAUDITED)

		(Restated)
	2005	2004

CASH FLOW FROM OPERATING ACTIVITIES
Continuing Operations
Net loss	$ (69,999)	$ (58,762)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Changes in assets and liabilities
Accounts payable	17,147	(510)
Other accrued expenses	19,774	46,193
Total adjustments	36,921	45,683

Net cash (used in) operating activities - operations	(33,078)	(13,079)

Discontinued Operations:
Loss from discontinued operations	(165,851)	(10,524)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	-	12,105
Loss on disposal of assets	142,520	-

Changes in assets and liabilities
Accounts receivable	-	22,713
Inventories	18,459	1,026
Prepaid expenses	-	(4,136)
Deposits	11,052	-
Total adjustments	172,031	31,708

Net cash provided by operating activities - discontinued operations	6,180	21,184

Net cash provided by (used in) operating activities -
continuing and discontinued operations	(26,898)	8,105

CASH FLOWS FROM INVESTING ACTIVITIES
Discontinued Operations:
Proceeds from sale of assets	10,000	-
Net cash provided by investing activities	10,000	-

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE THREE MONHTS ENDED JULY 31, 2005 AND 2004 (UNAUDITED) Con't

CASH FLOWS FROM FINANCING ACTIVITIES
Discontinued Operations:
Principal payments on capital lease	-	(1,090)
Net cash (used in) financing activities	-	(1,090)

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(16,898)	7,015

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	84,513	120,116

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 67,615	$ 127,131

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$ -	$ -

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2005 AND 2004 (UNAUDITED)

NOTE 1-     ORGANIZATION AND BASIS OF PRESENTATION

Champions Sports, Inc., (the "Company") a Delaware corporation, promoted a sport theme restaurant bar concept through Company owned and licensed operations. The Company sold the rights to the Champions brand to Marriott International, Inc. (Marriott) and became a licensee of Champions Sports Bar Restaurants. Substantially all memorabilia sales are to Marriott. On June 23, 2005, the Company ceased operations for its' only sports bar located in San Antonio, Texas. Fixed assets with a net book value of $152,520 were sold for $10,000 and inventory consisting of primarily restaurant food and beverage was sold for $3,200.

The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the three months ended July 31, 2005 may not be indicative of the results for the entire year.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained herein.

The Company has amended its previously issued condensed consolidated financial statements for the three months ended July 31, 2004. The Company has amended these condensed consolidated financial statements to recognize an additional $40,330 in officer's compensation and related payroll tax expense for the three months ended July 31, 2004. This transaction resulted in an increase in net loss applicable to common shares of $40,330 for the three months ended July 31, 2004 to a net loss of $69,286 as restated, and an increase in the accumulated deficit to $6,453,211. Additionally, the Company has reclassified its financial statements to take effect for the disposal of its only operating business.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2005 AND 2004 (UNAUDITED)

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

Depreciation and amortization expense was $0 and $12,105 for the three months ended July 31, 2005 and 2004, respectively.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2005 AND 2004 (UNAUDITED)

NOTE 2-      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Net (Loss) Per Share

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.Net (Loss) Per Share (continued)

The following is a reconciliation of the computation for basic and diluted EPS:

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for July 31, 2005 and 2004 because inclusion would have been antidilutive.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2005 AND 2004 (UNAUDITED)

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

For purposes ofthe condensed consolidated statements of cash flow, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less, unless restricted as to use, to be cash equivalents. At various times throughout the periods the Company had amounts on deposit at financial institutions in excess of federally insured limits.

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
JULY 31, 2005 AND 2004 (UNAUDITED)

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

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2005 AND 2004 (UNAUDITED)

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2005 AND 2004 (UNAUDITED)

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

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

Reclassifications

The loss from discontinued operations for the three months ended July 31, 2004 was reclassified to reflect the sale of the Company's only operating business activity in the condensed consolidated statements of operations in accordance with the provisions of SFAS 144. The reclassification had no effect on net loss for the three-month period ended July 31, 2004.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2005 AND 2004 (UNAUDITED)

NOTE 3-     COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases, as tenant, restaurant space under an operating lease, which expired June 30, 2005 and was not renewed. The lease escalated for increases in the landlord's expenses for increases in the Consumer Price Index, and required additional rentals based on a percentage of restaurant sales over a defined amount. The lease granted the Company certain concessions, which were amortized to lease expense over the term of the lease.

Rental expense during the three months ended July 31, 2005 and 2004 was $43,132 and $50,121, respectively.

NOTE 4-     MARRIOTT LICENSE

The Company was an exclusive supplier of sports memorabilia and a consultant to all new Champions Sports Bars located in Marriott and Renaissance Hotels worldwide. This agreement was terminated by Marriott effective May 28, 2005.

NOTE 5-     ACCRUED EXPENSES

This account represents accrued officer's payroll and related payroll taxes.

NOTE 6-     STOCKHOLDERS' DEFICIT

Common Stock

The Company has 50,000,000 shares authorized and 16,824,658 shares issued and outstanding at July 31, 2005.

There were no issuances of common stock during the three months ended July 31, 2005 and 2004, respectively.

Preferred Stock

The Company has 56,075 shares of preferred stock authorized and 32,450 shares issued and outstanding at July 31, 2005.

CHAMPION SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2005 AND 2004 (UNAUDITED)

NOTE 6-     STOCKHOLDERS' DEFICIT (Continued)

Preferred Stock (Continued)

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

For each of the ten fiscal years ended April 30, 2005, the Company deferred payment of the annual dividend on the Series A preferred stock. For the quarters ended July 31, 2005 and 2004, the deferral was $0, respectively. Preferred stock dividends in arrears at July 31, 2005 aggregated $350,460 ($10.83 per preferred share). The remaining accrued dividends are anticipated to be paid in cash or common stock upon successful merger or other business combination.

Common Stock Options

The Company in 1993 adopted a stock option plan, which expired on August 2, 2002. No options were exercised under the plan. All options granted by the Company were granted pursuant to board resolutions and not under the stock option plan.

NOTE 7-     GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company has sustained net operating losses for the years ended April 30, 2005 and 2004 and for the three months ended July 31, 2005, and has sustained large accumulated deficits that raise substantial doubt about its ability to continue as a going concern. In addition, the Company is in search of acquiring a business, or finding a suitable merger candidate

CHAMPION SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2005 AND 2004 (UNAUDITED)

NOTE 7-     GOING CONCERN (Continued)

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

NOTE 8-     PROVISION FOR INCOME TAXES

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

At July 31, 2005, deferred tax assets consist of the following:

Deferred tax asset	$ 2,403,212
Less: valuation allowance	(2,403,212)
Net deferred tax asset	$ -0 -

At July 31, 2005, the Company had federal net operating loss carryforwards in the approximate amounts of $4,410,850 available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

CHAMPION SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2005 AND 2004 (UNAUDITED)

NOTE 9-     RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has amended its previously issued condensed consolidated financial statements for the three months ended July 31, 2004. The Company has amended these condensed consolidated financial statements to recognize an additional $40,330 in officer's compensation and related payroll tax expense for the three months ended July 31, 2004. This transaction resulted in an increase in net loss applicable to common shares of $40,330 for the three months ended July 31, 2004 to a net loss of $69,286 as restated, and an increase in the accumulated deficit to $6,453,211.

NOTE 10-      DISPOSAL OF BUSINESS

On June 23, 2005, the Company ceased operations for its' only sports bar located in San Antonio, Texas. Fixed assets with a net book value of $152,520 were sold for $10,000 and inventory consisting of primarily restaurant food and beverage was sold for $3,200. The Company's condensed consolidated financial statements have been reclassified to reflect this sale as discontinued operations, for all periods presented. Summarized operating results of discontinued operations are as follows:

	July 31,	July 31,
	2005	2004

Revenues	$ 273,622	$457,092
Loss before income taxes	$ (235,850)	$(69,286)
Provision for taxes	$ -	$ -
Net (loss)	$ (235,850)	$(69,286)
Net income per share	$ (0.01)	$ (0.01)
Diluted income per share	$ (0.01)	$ (0.01)

CHAMPION SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2005 AND 2004 (UNAUDITED)

Item 2. Managements Discussion and Analysis of Financial Condition and Results of Operations

There is substantial doubt about the Company's ability to continue as a going concern. The Company's independent auditor, for the year ending April 30, 2005, has expressed substantial doubt that the Company can continue as a going concern due to recurring losses and working capital shortages and that there is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. The Company is continuing to face grave liquidity and cash problems as of date of the filing of this 10-QSB. The Company's Champions sports bar restaurant in San Antonio, Texas which provided almost 100 percent of its revenues, ceased its restaurant operations in June of 2005 after its 16 year old lease expired. The Company does not have the resources to open and operate a restaurant in another location. It is the intention of the Company to continue operations until such time as Champions finds a business opportunity and merges with another company or raises additional financing, although there is no assurance that this can be done on terms satisfactory to the Company. The Company is continuing to actively look at various business opportunities in order to continue operations. If the Company's liquidity situation does not improve, the Company might have to discontinue its business as a going concern.

Results of Operation

For the three months ended July, 31, 2005, the Company's net loss was $235,850. The Company's total assets decreased by $ 198,929 to $67,615 from $266,544 at April 30, 2005.

For the three months ended July 31, 2004, the Company's net loss was $69,286. The Company's total assets decreased by $125,375 to $266,544 from $391,919 at April30, 2004.

Revenues

The Company's total revenues were $0.00 for the three months ended July 31, 2005 and for the three-month period ended July 31, 2004, as reclassified. The Company ceased operations at the San Antonio Champions Sports Restaurant location on June 23, 2005. The lease on this location expired on June 30, 2005 and the Company vacated the premise on that date. The San Antonio location had provided 99% of the Company's revenues. The Company's condensed consolidated financial statements have been reclassified to reflect this sale as discontinued operations, for all periods presented. Summarized operating results of discontinued operations are as follows:

July 31,	July 31,
2005	2004

Revenues	$ 273,622	$457,092
Loss before income taxes	$ (235,850)	$(69,286)
Provision for taxes	$ -	$ -
Net (loss)	$ (235,850)	$(69,286)

Expenses

General and administrative expense for the Company's corporate office was $69,999 for the three months ended July 31, 2005 compared to $58,762 for the three months ended July 31, 2004.

CHAMPION SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2005 AND 2004 (UNAUDITED)

Liquidity and Capital Resources

The Company's cash position as of July 31, 2005 was $67,615 compared to $84,513 on April 30, 2005. For the three month period, the Company's operations, continuing and discontinued, used $26,898 in cash. The Company met its liquidity needs from its cash reserves.

The Company's working capital was a negative $602,645 on July 31 2005 and a negative $366,795 on April 30, 2005. The Company's working capital is very unfavorable when compared to other public companies.

Other

The Company is facing liquidity problems and is uncertain that it will be able to continue operations without an infusion of cash. The Company's liquidity problems have been further exasperated by the closing to the Company's San Antonio Champions Sports Bar Restaurant. The Company continues to review and evaluate its operations and priorities. The Company is actively pursuing merger or acquisition candidates and other financing possibilities to meet its liquidity needs. There is no assurance that the Company will be able to structure a merger or acquisition, or raise additional financing to continue operations on terms satisfactory to the Company.

Furthermore, The Company's independent auditor has expressed substantial doubt that the Company can continue as a going concern.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains "forward-looking statements" (within the meaning of the Private Securities Litigation Act of 1995) that inherently involve risk and uncertainties. The Company generally uses words such as "believe," "may," "could," "will," "intend," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. One should not place undue reliance on these forward-looking statements. The Company's actual results could differ materially from those anticipated in the forward-looking statements for many unforeseen factors, which may include, but are not limited to, changes in general economic conditions, the ongoing threat of terrorism, ability to have access to financing sources on reasonable terms and other risks that are described in this document. Although the Company believes the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and the Company's future results, levels of activity, performance or achievements may not meet these expectations. The Company does not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in the Company's expectations, except as required by law.

CHAMPION SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2005 AND 2004 (UNAUDITED)

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

September 14, 2005

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

Date: September 14, 2005

By	: /s/ JAMES MARTELL
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

Date: September 14, 2005

By:	/s/ JAMES E. McCOLLAM
-------------------------
JAMES E. McCOLLAM
Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the annual report of Champions Sports, Inc. (the "Company") on Form 10-QSB for the three months ended July 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to their knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated: September 14, 2005	By:	/s/ James M. Martell

James M. Martell, Chief Executive Officer

Dated: September 14, 2005	By:	/s/ James E. McCollam

James E. McCollam, Chief Financial Officer