Form 10QSB
period 2005-10-31
CHAMPIONS SPORTS INC
filed 2005-12-16
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

                   Mark One

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
[X ]	THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
[ ]	THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-17263

CHAMPIONS SPORTS, INC.
(Exact name of registrant as specified in its charter)

Delaware 52-1401755
(State or other jurisdiction of (I.R.S. Employer
organization) Identification No.)

Suite 102-316, 2200 Wilson Blvd., Arlington VA 22201
(Address of principal executive offices)
(Zip code)

(703) 526-0400
(Registrant's telephone number, including area code)

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

       As of December14, 2005 the Registrant had a total of 16,824,658 shares of common stock outstanding.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2005 AND 2004
(UNAUDITED)

CHAMPIONS SPORTS, Inc.
FORM 10-QSB

INDEX

			Page

Part I.	Financial Information

	Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of
	October 31, 2005 (unaudited) and
	April 30, 2005 (audited)		4

	Condensed Consolidated Statements of Operations:
	Three months ended and six months ended
	October 31, 2005 and October 31, 2004 (unaudited)		5

	Condensed Consolidated Statements of Cash Flows:
	Six months ended October 31, 2005 and October 31, 2004		8
	(unaudited)

	Notes to Condensed Consolidated Financial Statements		9 - 20
	Item 2.	Management's Discussions and
	Analysis of Financial Condition
	and Results of Operations		21
	Item 4. Controls and Procedures		23
Part II.	Other Information and Signatures

	Item 4.	Submission of Matters to a Vote
	of Security Holders		24
	Item 6.	Exhibits and Reports on Form 8-K	24
	Signatures		25

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	25
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	26
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	29

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET

ASSETS

	October 31, 2005	April 30, 2005
	Unaudited
CURRENT ASSETS
Cash and cash equivalents	$44,939	$84,513
Inventories	-	18,459

Total current assets	44,939	102,972

Property and equipment, net		$152,520
Deposits		$11,052

TOTAL ASSETS	$44,939	$266,544

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$86,875	$69,470
Dividend payable on preferred stock	350,460	350,460
Other accrued expenses	253,348	213,409

Total current liabilities	690,683	633,339

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT)
Preferred stock, $10 par value; 56,075 shares authorized;
32,450 shares issued and outstanding	324,500	324500
Common stock, $.001 par value; 50,000,000 shares authorized
16,824,658 shares issued and outstanding	16,825	16,825
Additional paid-in capital	5,922,349	5,922,349
Accumulated deficit	(6,909,418)	(6,630,469)
Total stockholders' (deficit)	(645,744)	(366,795)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$44,939	$266,544

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED OCTOBER 31, 2005 AND 2004 (UNAUDITED)

	SIX MONTHS ENDED		THREE MONTHS ENDED
	OCTOBER 31,		OCTOBER 31,
		(Restated)		(Restated)
	2005	2004	2005	2004

OPERATING REVENUE
Sales	$0	$ -	$ -	$ -
Total operating revenue	-	-	-	-

COSTS AND OPERATING EXPENSES
General and administrative	113,846	134,401	43,847	75,639

Total costs and operating expenses	113,846	134,401	43,847	75,639

LOSS BEFORE OTHER (EXPENSE)	(113,846)	(134,401)	(43,847)	(75,639)

DISCONTINUED OPERATIONS
Income (loss) from discontinued operations (net of taxes)	(22,583)	(38,749)	748	(28,225)
Loss on disposal of assets	(142,520)	-	-	-
Total discontinued operations	(165,103)	(38,749)	748	(28,225)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(278,949)	(173,150)	(43,099)	(103,864)
Provision for income taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	(278,949)	(173,150)	(43,099)	(103,864)

BASIC LOSS PER COMMON SHARE	($0.02)	($0.02)	($0.00)	($0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING	16,824,658	9,703,779	16,824,658	13,985,948

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED OCTOBER 31, 2005 AND 2004 (UNAUDITED)

		(Restated)
	2005	2004

CASH FLOW FROM OPERATING ACTIVITIES
Continuing Operations:
Net loss	($113,846)	($134,401)
Adjustments to reconcile net loss to net cash
(used in) operating activities:

Changes in assets and liabilities
Accounts payable	17,405	(11,349)
Other accrued expenses	39,939	86,745
Total adjustments	57,344	75,396

Net cash (used in) operating activities - operations	(56,502)	(59,005)

Discontinued Operations:
Loss from discontinued operations	(165,103)	(38,749)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	-	24,209
Loss on disposal of assets	142,520	-

Changes in assets and liabilities
Accounts receivable	-	11,759
Inventories	18,459	3,135
Prepaid expenses	-	(459)
Deposits	11,052	-
Deferred lease concessions	-	(2,180)
Total adjustments	172,031	36,464

Net cash provided by (used in)
operating activities - discontinued operations	6,928	(2,285)

Net cash (used in) operating activities -
continuing and discontinued operations	(49,574)	(61,290)

CASH FLOWS FROM INVESTING ACTIVITIES
Discontinued Operations:
Proceeds from sale of assets	10,000	-
Net cash provided by investing activities	10,000	-

CASH FLOWS FROM FINANCING ACTIVITIES
Discontinued Operations:
Related party payable	-	9,100
Proceeds from issuance of common stock, net
Decrease (increase) in restricted cash
Net cash provided by financing activities	-	9,100

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(39,574)	(52,190)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	84,513	120,116

CASH AND CASH EQUIVALENTS - END OF PERIOD	$44,939	$67,926

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$0	$0

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Exercise of common stock option by officer	$0	$80,000

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2005 AND 2004 (UNAUDITED)

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

The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the six months ended October 31, 2005 may not be indicative of the results for the entire year.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained herein.

The Company has amended its previously issued condensed consolidated financial statements for the six months ended October 31, 2004. The Company has amended these condensed consolidated financial statements to recognize an additional $80,660 and $40,330 in officer's compensation and related payroll tax expense for the six and three months ended October 31, 2004. In addition, the July 31, 2004 three-month period ended activity was inadvertently reported in place of the October 31, 2004 three-month period ended activity. These transactions resulted in an increase in net loss applicable to common shares of $80,660 and $74,918 for the six and three months ended October 31, 2004 to a net loss of $173,150 and 103,864 as restated, and an increase in the accumulated deficit to $6,557,075.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
OCTOBER 31, 2005 AND 2004 (UNAUDITED)

NOTE 1-     ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

Depreciation and amortization expense was $0 and $24,209 for the six months ended October 31, 2005 and 2004, respectively.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
OCTOBER 31, 2005 AND 2004 (UNAUDITED)

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

The following is a reconciliation of the computation for basic and diluted EPS:

	October 31,	October 31,
	2005	2004

Net loss	$ (278,949)	$ (173,150)

Weighted-average common shares
Outstanding (Basic)	16,824,658	9,703,779

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	16,824,658	9,703,779

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for October 31, 2005 and 2004 because inclusion would have been antidilutive.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
OCTOBER 31, 2005 AND 2004 (UNAUDITED)

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

           Options for Common Stock

The Company uses the intrinsic value method to account for options granted to executive officers, directors and other key employees for the purchase of common stock. No compensation expense is recognized on the grant date, since at that date; the option price equals or is higher than the market price of the underlying common stock. The Company discloses the pro forma effect of accounting for stock options under the fair value method. The Company uses the fair value method to account for options granted to advisors for the purchase of common stock.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
OCTOBER 31, 2005 AND 2004 (UNAUDITED)

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
OCTOBER 31, 2005 AND 2004 (UNAUDITED)

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
OCTOBER 31, 2005 AND 2004 (UNAUDITED)

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

           Recent Accounting Pronouncements (Continued)

           Exchange of Non-Monetary Assets

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions" ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

           Reclassifications

The loss from discontinued operations for the six months ended October 31, 2004 was reclassified to reflect the sale of the Company's only operating business activity in the condensed consolidated statements of operations in accordance with the provisions of SFAS 144. The reclassification had no effect on net loss for the three-month period ended October 31, 2004.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
OCTOBER 31, 2005 AND 2004 (UNAUDITED)

NOTE 3-     COMMITMENTS AND CONTINGENCIES

           Operating leases

The Company leased, as tenant, restaurant space under an operating lease, which expired June 30, 2005 and was not renewed. The lease escalated for increases in the landlord's expenses for increases in the Consumer Price Index, and required additional rentals based on a percentage of restaurant sales over a defined amount. The lease granted the Company certain concessions, which were amortized to lease expense over the term of the lease.

Rental expense during the six months ended October 31, 2005 and 2004 was $43,132 and $101,144, respectively.

NOTE 4-     MARRIOTT LICENSE

The Company was an exclusive supplier of sports memorabilia and a consultant to all new Champions Sports Bars located in Marriott and Renaissance Hotels worldwide. This agreement was terminated by Marriott effective May 28, 2005.

NOTE 5-     ACCRUED EXPENSES

This account represents accrued officer's payroll and related payroll taxes.

NOTE 6-     STOCKHOLDERS' DEFICIT

           Common Stock

The Company has 50,000,000 shares authorized and 16,824,658 shares issued and outstanding at October 31, 2005.

There were no issuances of common stock during the six months ended October 31, 2005 and 2004, respectively.

           Preferred Stock

The Company has 56,075 shares of preferred stock authorized and 32,450 shares issued and outstanding at October 31, 2005.

CHAMPION SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
OCTOBER 31, 2005 AND 2004 (UNAUDITED)

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

For each of the nine fiscal years ended April 30, 2004, the Company deferred payment of the annual dividend on the Series A preferred stock. For the quarters ended October 31, 2005 and 2004, the deferral was $0, respectively. Preferred stock dividends in arrears at October 31, 2005 aggregated $350,460 ($10.83 per preferred share). Effective November 2003, pursuant to a board resolution, the Company cancelled its payment and/or accruing of preferred stock dividends. The remaining accrued dividends are anticipated to be paid in cash or common stock upon successful merger or other business combination.

           Common Stock Options

The Company in 1993 adopted a stock option plan, which expired on August 2, 2002. No options were exercised under the plan. All options granted by the Company were granted pursuant to board resolutions and not under the stock option plan.

NOTE 7-     GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company has sustained net operating losses for the years ended April 30, 2005 and 2004 and for the six months ended October 31, 2005, and has sustained large accumulated deficits that raise substantial doubt about its ability to continue as a going concern. In addition, the Company is in search of acquiring a business, or finding a suitable merger candidate.

CHAMPION SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
OCTOBER 31, 2005 AND 2004 (UNAUDITED)

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

At October 31, 2005, deferred tax assets consist of the following:

Deferred tax asset	$2,418,296
Less: valuation allowance	(2,418,296)
Net deferred tax asset	$-0-

At October 31, 2005, the Company had federal net operating loss carryforwards in the approximate amounts of $4,453,949 available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

CHAMPION SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
OCTOBER 31, 2005 AND 2004 (UNAUDITED)

NOTE 9-     RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has amended its previously issued condensed consolidated financial statements for the six months ended October 31, 2004. The Company has amended these condensed consolidated financial statements to recognize an additional $80,660 and $40,330 in officer's compensation and related payroll tax expense for the six and three months ended October 31, 2004. In addition, the July 31, 2004 three-month period ended activity was inadvertently reported in place of the October 31, 2004 three-month period ended activity. These transactions resulted in an increase in net loss applicable to common shares of $80,660 and $74,918 for the six and three months ended October 31, 2004 to a net loss of $173,150 and 103,864 as restated, and an increase in the accumulated deficit to $6,557,075.

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

October 31,	October 31,
2005	2004

Revenues	$274,626	$865,232
Net loss before income taxes	$(22,583)	$(38,749)
Provision for taxes	$-	$-
Net loss	$(22,583)	$(38,749)
Net loss per share	$(0.00)	$(0.00)
Diluted loss per share	$(0.00)	$(0.00)

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

Results of Operation

           For the six months ended October 31, 2005, the Company's net loss was $278,949 and the net loss was for the three months ended $43,099. The Company's total assets decreased by $ 221,605 to $44,939 from $266,544 at April 30, 2005.

           For the six months ended October 31, 2004, the Company's net loss $173,150. For the three months ended October 31, 2004, the Company's net loss was $103,864. The Company's total assets decreased by $90,835 to $301,084 from $391,919 at April 30, 2004.

Revenues

           The Company's total revenues were $0.00 for the three months ended and six months ended October 31, 2005 and for the three-month period ended and six month period October 31, 2004, as reclassified. The company ceased operations at San Antonio Champions location on June 23, 2005. The lease on this location expired on June 30, 2005 and the Company vacated the premise on that date. The San Antonio location had provided 99% of the Company's revenues. The Company's condensed consolidated financial statements have been reclassified to reflect this sale as discontinued operations, for all periods presented. Summarized operating results of discontinued operations are as follows:

October 31,		October 31,
2005		2004

Revenues	$274,626	$865,232
Net loss before income taxes	$(22,583)	$(38,749)
Provision for taxes	$-	$-
Net loss	$(22,583)	$(38,749)
Net loss per share	$(0.00)	$(0.00)
Diluted loss per share	$(0.00)	$(0.00)

Expenses

         General and administrative expense for the Company's corporate office was $113,846 for the six months ended October 31, 2005 compared to $134,401 for the six months ended October 31, 2004.

Liquidity and Capital Resources

           The Company's cash position as of October 31, 2005 was $44,939 compared to $84,513 on April 30, 2005. For the six month period, the Company's operations, continuing and discontinued, used $49,574 in cash. The Company met its liquidity needs from its cash reserves.

           The Company's working capital was a negative $645,744 on October 31, 2005 and a negative $530,367 on April 30, 2005. The Company's working capital is very unfavorable when compared to other public companies.

Other

           The Company is facing liquidity problems and is uncertain that it will be able to continue operations without an infusion of cash. The Company's liquidity problems have been further exasperated by the closing to the Company's San Antonio location. The Company continues to review and evaluate its operations and priorities. The Company is actively pursuing merger or acquisition candidates and other financing possibilities to meet its liquidity needs. There is no assurance that the Company will be able to structure a merger or acquisition, or raise additional financing to continue operations on terms satisfactory to the Company.

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

December 14, 2005

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

Date: December 14, 2005

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

Date: December 14, 2005

By: /s/ JAMES E. McCOLLAM
-------------------------
JAMES E. McCOLLAM
Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Champions Sports, Inc. (the "Company") on Form 10-QSB for the six months ended October 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to their knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated: December 14, 2005	By:	/s/ James M. Martell

James M. Martell, Chief Executive Officer

Dated: December 14, 2005	By:	/s/ James E. McCollam

James E. McCollam, Chief Financial Officer