Form 10QSB/A
period 2005-10-31
CHAMPIONS SPORTS INC
filed 2005-12-16
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

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

CHAMPIONS SPORTS, Inc.
FORM 10-QSB

INDEX

			Page

Part I.	Financial Information

	Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets as of
	October 31, 2005 (unaudited) and
	April 30, 2005 (audited)		3

	Condensed Consolidated Statements of Operations:
	Three months ended and six months ended
	October 31, 2005 and October 31, 2004 (unaudited)		4

	Condensed Consolidated Statements of Cash Flows:
	Six months ended October 31, 2005 and October 31, 2004		7
	(unaudited)

	Notes to Condensed Consolidated Financial Statements		8 - 16
	Item 2.	Management's Discussions and
	Analysis of Financial Condition
	and Results of Operations		17
	Item 4. Controls and Procedures		19
Part II.	Other Information and Signatures

	Item 4.	Submission of Matters to a Vote
	of Security Holders		19
	Item 6.	Exhibits and Reports on Form 8-K	19
	Signatures		20

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	21
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	22
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	23

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
OCTOBER 31, 2005 (UNAUDITED) AND APRIL 30, 2005 (AUDITED)

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