Form 10QSB
period 2006-01-31
CHAMPIONS SPORTS INC
filed 2006-03-24
CIK 771856

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

Mark One

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number  0-17263

CHAMPIONS SPORTS, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1401755
(State or other jurisdiction of	(I.R.S. Employer
organization)	Identification No.)

2200 Wilson Blvd., Suite 102-316, Arlington VA 22201
(Address of principal executive offices)
(Zip code)

(703) 526-0400
(Registrant's telephone number, including area code)

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    x    No

As of March 16, 2006 the Registrant had a total of 16,824,658 shares of common stock outstanding.

CHAMPIONS SPORTS, Inc.
FORM 10-QSB

INDEX

		Page

Part I.	Financial Information

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheet as of
	January 31, 2006 (Unaudited)	3

	Condensed Consolidated Statements of Operations
	For the Nine months and Three months ended
	January 31, 2006 and January 31, 2005 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flow for the
	Nine months ended January 31, 2006 and January 31, 2005	5
	(Unaudited)

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6 - 16

	Item 2. Management's Discussions and Analysis
	of Financial Condition and Results of
	Operations	17 - 22

	Item 4. Controls and Procedures	22

Part II.	Other Information and Signatures

	Item 4. Submission of Matters to a Vote of Security Holders	23
	Item 6. Exhibits and Reports on Form 8-K	23
	Signatures	24

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		25
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		27
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		29

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
JANUARY 31, 2006 (UNAUDITED)

ASSETS

January 31, 2006
(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$21,019
Inventories	-

Total current assets	21,019

Property and equipment, net	-
Deposits	-

TOTAL ASSETS	$21,019

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$71,090
Dividend payable on preferred stock	350,460
Other accrued expenses	273,263

Total current liabilities	694,813

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT)
Preferred stock, $10 par value; 56,075 shares authorized;
32,450 shares issued and outstanding	324,500
Common stock, $.001 par value; 50,000,000 shares authorized
16,824,658 shares issued and outstanding	16,825
Additional paid-in capital	5,922,349
Accumulated deficit	(6,937,468)
Total stockholders' (deficit)	(673,794)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$21,019

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED JANUARY 31, 2006 AND 2005 (UNAUDITED)

	NINE MONTHS ENDED		THREE MONTHS ENDED
	JANUARY 31,		JANUARY 31,

	2006	2005	2006	2005

OPERATING REVENUE
Sales	$-	$-	$-	$-
Total operating revenue	-	-	-	-

COSTS AND OPERATING EXPENSES
General and administrative	146,803	195,944	24,754	61,543

Total costs and operating expenses	146,803	195,944	24,754	61,543

LOSS BEFORE OTHER (EXPENSE)	(146,803)	(195,944)	(24,754)	(61,543)

DISCONTINUED OPERATIONS
Loss from discontinued operations (net of taxes)	(17,676)	(54,917)	(3,296)	(16,168)
Loss on disposal of assets	(142,520)	-	-	-
Total discontinued operations	(160,196)	(54,917)	(3,296)	(16,168)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(306,999)	(250,861)	(28,050)	(77,711)
Provision for income taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(306,999)	$(250,861)	$(28,050)	$(77,711)

BASIC AND DILUTED LOSS PER COMMON SHARE
Basic from continuing operations	($0.01)	($0.02)	($0.00)	($0.00)
Basic from discontinued operations	($0.01)	($0.00)	($0.00)	($0.00)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	16,824,658	12,071,035	16,824,658	16,824,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED JANUARY 31, 2006 AND 2005 (UNAUDITED)

		(Reclassified)
	2006	2005

CASH FLOW FROM OPERATING ACTIVITIES
Continuing Operations:
Net loss	($146,803)	($195,944)
Adjustments to reconcile net loss to net cash
(used in) operating activities:

Changes in assets and liabilities
Accounts payable	1,620	(24,542)

Other accrued expenses	59,854	114,328
Total adjustments	61,474	89,786
Net cash (used in) operating activities - operations	(85,329)	(106.158)

Discontinued Operations:
Loss from discontinued operations	(160,196)	(54,917)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	-	36,315
Loss on disposal of assets	142,520	-
Changes in assets and liabilities
Accounts receivable	-	22,189
Inventories	18,459	3,500
Deferred revenues		35,000
Prepaid expenses	-	(601)
Deposits	11,052	-
Deferred lease concessions	-	(2,836)
Total adjustments	172,031	93,567

Net cash provided by (used in)
operating activities - discontinued operations	11,835	38,650

Net cash (used in) operating activities -
continuing and discontinued operations	(73,494)	(67,508)

CASH FLOWS FROM INVESTING ACTIVITIES
Discontinued Operations:
Proceeds from sale of assets	10,000	-
Net cash provided by investing activities	10,000	-

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(63,493)	(67,508)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD	84,513	120,116

CASH AND CASH EQUIVALENTS - END OF PERIOD	$21,019	$52,608

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$-	$-
Income taxes paid	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Exercise of common stock option by officer	$0	$80,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2006 AND 2005 (UNAUDITED)

NOTE 1-     ORGANIZATION AND BASIS OF PRESENTATION

Champions Sports, Inc., (the "Company") a Delaware corporation, promoted a sport theme restaurant bar concept through Company owned and licensed operations. The Company sold the rights to the Champions brand to Marriott International, Inc. (Marriott) and became a licensee of Champions Sports Bar Restaurants. Substantially all memorabilia sales were to Marriott. On June 23, 2005, the Company ceased operations for its' only sports bar located in San Antonio, Texas. Fixed assets with a net book value of $152,520 were sold for $10,000 and inventory consisting of primarily restaurant food and beverage was sold for $3,200.

The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the nine months ended January 31, 2006 may not be indicative of the results for the entire year.

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
JANUARY 31, 2006 AND 2005 (UNAUDITED)

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

Depreciation and amortization expense was $0 and $36,315 for the nine months ended January 31, 2006 and 2005, respectively.

             Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JANUARY 31, 2006 AND 2005 (UNAUDITED)

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

The following is a reconciliation of the computation for basic and diluted EPS:

		(Reclassified)
	January 31,	January 31,
	2006	2005

Net loss	$(306,999)	$(250,861)

Weighted-average common shares
Outstanding (Basic)	16,824,658	12,071,035

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	16,824,658	12,071,035

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for January 31, 2006 and 2005 because inclusion would have been antidilutive.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JANUARY 31, 2006 AND 2005 (UNAUDITED)

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
JANUARY 31, 2006 AND 2005 (UNAUDITED)

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             Stock-Based Compensation

Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related interpretations. The Company provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("FAS 123"), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of FAS 123 and has adopted the enhanced disclosure provisions of FAS No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure, an amendment of FAS No. 123".

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
JANUARY 31, 2006 AND 2005 (UNAUDITED)

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
JANUARY 31, 2006 AND 2005 (UNAUDITED)

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

             Recent Accounting Pronouncements (Continued)

             Exchange of Non-Monetary Assets

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions" ("FAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

             Reclassifications

The loss from discontinued operations for the nine months ended January 31, 2005 was reclassified to reflect the sale of the Company's only operating business activity in the condensed consolidated statements of operations in accordance with the provisions of FAS 144. The reclassification had no effect on net loss for the nine and three-month period ended January 31, 2005. In addition, certain expenses for the six months ended October 31, 2005 were reclassified between discontinued and continuing operations to conform to the presentation of the nine months ended January 31, 2006 presentation. The reclassifications had no effect on net loss for the three months ended January 31, 2006.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JANUARY 31, 2006 AND 2005 (UNAUDITED)

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

Rental expense during the nine months ended January 31, 2006 and 2005 was $43,132 and $151,649, respectively.

NOTE 4-     MARRIOTT LICENSE

The Company was an exclusive supplier of sports memorabilia and a consultant to all new Champions Sports Bars located in Marriott and Renaissance Hotels worldwide. This agreement was terminated by Marriott effective May 28, 2005.

NOTE 5-     OTHER ACCRUED EXPENSES

This account represents accrued officer's payroll and related payroll taxes.

NOTE 6-     STOCKHOLDERS' DEFICIT

             Common Stock

The Company has 50,000,000 shares authorized and 16,824,658 shares issued and outstanding at January 31, 2006.

There were no issuances of common stock during the nine months ended January 31, 2006 and 2005, respectively.

             Preferred Stock

The Company has 56,075 shares of preferred stock authorized and 32,450 shares issued and outstanding at January 31, 2006.

CHAMPION SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JANUARY 31, 2006 AND 2005 (UNAUDITED)

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

For each of the nine fiscal years ended April 30, 2004, the Company deferred payment of the annual dividend on the Series A preferred stock. For the quarters ended January 31, 2006 and 2005, the deferral was $0, respectively. Preferred stock dividends in arrears at October 31, 2005 aggregated $350,460 ($10.83 per preferred share). Effective November 2003, pursuant to a board resolution, the Company cancelled its payment and/or accruing of preferred stock dividends. The remaining accrued dividends are anticipated to be paid in cash or common stock upon successful merger or other business combination.

             Common Stock Options

The Company in 1993 adopted a stock option plan, which expired on August 2, 2002. No options were exercised under the plan. All options granted by the Company were granted pursuant to board resolutions and not under the stock option plan.

NOTE 7-     GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company has sustained net operating losses for the years ended April 30, 2005 and 2004 and for the nine months ended January 31, 2006 and has sustained large accumulated deficits that raise substantial doubt about its ability to continue as a going concern. In addition, the Company is in search of acquiring a business, or finding a suitable merger candidate.

CHAMPION SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JANUARY 31, 2006 AND 2005 (UNAUDITED)

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

At January 31, 2006, deferred tax assets consist of the following:

Deferred tax asset	$2,428,114
Less: valuation allowance	(2,428,114)
Net deferred tax asset	$-0-

At January 31, 2006, the Company had federal net operating loss carryforwards in the approximate amounts of $6,937,468 available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

CHAMPION SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JANUARY 31, 2006 AND 2005 (UNAUDITED)

NOTE 9-      DISPOSAL OF BUSINESS

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

	January 31,	January 31,
	2006	2005

Revenues	$274,626	$1,276,703
Net loss before income taxes	$(17,676)	$(54,917)
Provision for taxes	$-	$-
Net loss	$(17,676)	$54,917)
Net loss per share	$(0.01)	$(0.00)
Diluted loss per share	$(0.01)	$(0.00)

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

Through January 31, 2006 and currently, the business plan for the Company is to actively pursue opportunities whereby the Company will primarily serve as a vehicle for the acquisition of a target business that the Company believes will have significant growth potential. The Company intends to use its capital stock, to effect a business combination with a private company that desires to establish a public trading market for its securities while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, loss of voting control and other burdens including significant professional fees. The business combination may be with a financially stable, mature company or a company that is financially unstable or in its early stages of development or growth.

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

The Company's management will have significant flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, the management will consider, among other factors, the following:

- the financial condition and results of operation of the target;

- the growth potential of the target and that of the industry in which the target operates;

- the experience and skill of the target's management and availability of additional personnel; o the capital requirements of the target;

- the competitive position of the target;

- the stage of development that the target's products, processes or services are at;

- the degree of current or potential market acceptance of the target's products, processes or services;

- proprietary features and the degree of intellectual property or other protection of the target's products, processes or services;

- the regulatory environment of the industry in which the target operates;

- the prospective equity interest in, and opportunity for control of, the target; and

- the costs associated with effecting the business combination.

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

Results of Operation

       For the nine months ended January 31, 2006, the Company's net loss was $306,999 and the net loss for the three months ended January 31, 2006 was $28,050. The Company's total assets decreased by $245,525 to $21,019 at January 31, 2006.

       For the nine months ended January 31, 2005, the Company's net loss was $250,861 and for the three months ended January 31, 2005 was $77,711.

Revenues

       The Company's total revenues were $0.00 for the three months ended and nine months ended January 31, 2006 and for the three-month period ended and nine month period January 31, 2006, as reclassified. The Company ceased operations at San Antonio Champions location on June 23, 2005. The lease on this location expired on June 30, 2005 and the Company vacated the premise on that date. The San Antonio location had provided 99% of the Company's revenues. The Company's condensed consolidated financial statements have been reclassified to reflect this cessation of business as discontinued operations, for all periods presented. Summarized operating results of discontinued operations are as follows:

	January 31,	January 31,
	2006	2005

Revenues	$274,626	$1,276,703
Net loss before income taxes	$(17,676)	$(54,917)
Provision for taxes	$-	$-
Net loss	$(17,676)	$(54,917)
Net loss per share	$(0.01)	$(0.00)
Diluted loss per share	$(0.01)	$(0.00)

Expenses

       General and administrative expense for the Company's corporate office was $146,803 for the nine months ended January 31, 2006 compared to $195,944 for the nine months ended January 31, 2005.

Liquidity and Capital Resources

       The Company's cash position as of January 31, 2006 was $21,019 compared to $84,513 on April 30, 2005. For the nine month period, the Company's operations, continuing and discontinued, used $73,494 in cash. The Company met its liquidity needs from its cash reserves.

       The Company's working capital was a negative $673,794 on January 31, 2006 and a negative $530,367 on April 30, 2005. The Company's working capital is very unfavorable when compared to other public companies.

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

Item 4     CONTROLS AND PROCEDURES

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company's management, including the Company's chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, the Company's chief executive officer and chief financial officer concluded that, the Company's disclosure controls and procedures are not effective to ensure that information required to be included in the Company's periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

The Company's board of directors were advised by Bagell, Josephs & Company, L.L.C., the Company's independent registered public accounting firm, that during their performance of audit procedures for 2005 Bagell, Josephs & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company's internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.

However, the size of the Company prevents us from being able to employ sufficient resources to enable us to have adequate segregation of duties within our internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

March 16, 2006

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

Date: March 16, 2006

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

Date: March 16, 2006

By:	/s/ JAMES E. McCOLLAM
JAMES E. McCOLLAM
Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Champions Sports, Inc. (the "Company") on Form 10-QSB for the nine months ended January 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to their knowledge:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated: March 16, 2006	By:	/s/ James M. Martell
James M. Martell, Chief Executive Officer

Dated: March 16, 2006	By:	/s/ James E. McCollam
James E. McCollam, Chief Financial Officer