Form 10KSB
period 2006-04-30
CHAMPIONS SPORTS INC
filed 2006-07-28
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Mark One

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2006

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

Indicate by check mark whether the Registrant (1) has filed all report required to be filed by Section 13 or 15(d) of the Securities Exchange Act of1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  X  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB.   [X]

For the year ended April 30, 2006, the revenues of the registrant were $0.00

The Company's common stock is listed on the Over-The-Counter Bulletin Board under the stock ticker symbol "CSBR." The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant based on the average bid and asked price on July 15, 2006, was approximately $300,000.

As of July 15, 2006, the Registrant had a total of 16,824,658 shares of common stock outstanding.

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

Through June, 2005, the Company was a licensee of one CHAMPIONS Sports Bar Restaurant and the exclusive supplier of sports memorabilia and consultant to Marriott International, Inc.(Marriott). As of July 1, 2005, the one licensed Champions Sport Bar Restaurant, that was licensed, royalty free, from Marriott, ceased its operations when its sixteen year lease ended. In November 1997, the Company sold the rights to the CHAMPIONS brand to Marriott and became an exclusive supplier of sports memorabilia and a consultant to all new managed Marriott and Renaissance Hotel sports bar restaurants worldwide. This agreement, to be the exclusive supplier of sports memorabilia and a consultant to all new managed Marriott and Renaissance Hotel sports bar restaurants worldwide, was terminated by Marriott effective May 28, 2005. As of April 30, 2006, the Company owned no CHAMPIONS Sports Bar Restaurants.

       (b) Current Business Plan

Through April 30, 2006 and currently, the business plan for the Company is to actively pursue opportunities whereby the Company will primarily serve as a vehicle for the acquisition of a target business that the Company believes will have significant growth potential or to initiate new ventures on its own. The Company intends to use its capital stock, to effect a new business or a business combination with a private company that desires to establish a public trading market for its securities while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, loss of voting control and other burdens including significant professional fees. The business combination may be with a financially stable, mature company or a company that is financially unstable or in its early stages of development or growth.

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

       (c) Description of the Operating Business that ceased operations in June 2005.

             1. Concept

The Company ceased its only restaurant operation in June of 2005. The Company operated a restaurant in San Antonio, Texas by the name of CHAMPIONS which had a sports theme concept that combined casual dining, sports viewing with strategic marketing and promotions. The CHAMPIONS popularity was defined in the CHAMPIONS motto: "Good Food, Good Times, Good Sports." This concept was based, in large measure, on the format implemented in the first CHAMPIONS location that opened in the Georgetown section of Washington, D.C. in 1983. A strong food component was added to the original concept so that the CHAMPIONS in San Antonio, Texas became a full-fledged restaurant as well as bar. The sports theme of CHAMPIONS was based upon management's belief that sports appeals to most socio-economic, age and gender groups worldwide. The sports atmosphere at CHAMPIONS was created by the presence of hundreds of items of original sports memorabilia such as uniforms, sports equipment, posters, advertising, signs, magazine covers, official programs, film posters, and photographs from local, national and international celebrities and sporting events, past and present. The sports decor established a feeling a comfort and belonging for all customers. In addition, CHAMPIONS atmosphere was enhanced by sports programming and viewing which was accomplished through a network of strategically placed TV monitors designed to continuously show local, national and international sporting events without taking away from the casual dining experience. Although sports was a theme in CHAMPIONS restaurants, it was not the dominant factor. At the heart of the CHAMPIONS concept was the food. The menu, which attracted guests for lunch and dinner, appealed to those interested in dining at a moderate price. It incorporated traditional American cuisine as well as popular regional items. CHAMPIONS average check was about $14.25 per person, placing it within the "casual dining" segment of the restaurant industry. This segment attracts customers who want a higher quality of food and service than that commonly provided at "fast food" or "family style" restaurants. Although no element of the CHAMPIONS concept was unique, the combination of food, atmosphere, sports memorabilia, sports viewing, marketing and promotions defined the concept.

             2. Operations

As of April 30, 2006 the Company was not engaged in any operations. During the FY 2006, the Company was engaged in the following types of operations until they ceased or were terminated:

                   (i) Company-Owned Operation

Until June 23, 2005, the Company operated one Company-owned restaurant. This location was licensed from Marriott, royalty free, to use the name CHAMPIONS pursuant to a licensing agreement signed with Marriott in FY 1998. This CHAMPIONS sports bar restaurant was in operation since 1989 and was located in the River Center Mall in San Antonio, Texas. Effective July 1, 2005, the lease for the Champions in San Antonio ended after sixteen years. The Company was not able to renew the lease with the landlord and ceased its operations.

                   (ii) Supplier of Sports Memorabilia and Consulting Services to Marriott

In November 1997, the Company sold the rights, except for the country of Poland, excluding the city of Warsaw, to the CHAMPIONS brand to Marriott and became a licensee of CHAMPIONS Sports Bar Restaurants and an exclusive supplier of sports memorabilia and a consultant to all new managed Marriott and Renaissance Hotel sports bar restaurants worldwide. Under the terms of this agreement, Marriott was required to purchase sports memorabilia and for the Company to serve as a consultant for each new CHAMPIONS or like sports bar restaurant that opened in a new Marriott or Renaissance Hotel worldwide. The 1997 agreement, for Champions to be the exclusive supplier of sports memorabilia and a consultant to all new managed Marriott and Renaissance Hotel sports bar restaurants worldwide, was terminated by Marriott effective May 28, 2005.

             3. Competition

Until July 1, 2005, the Company was in the food and beverage industry which was highly competitive. Food and beverage businesses is affected by changing customer tastes, local and national economic conditions that affected spending habits, population shifts and traffic patterns. Quality of service, attractiveness of facilities and price are also important factors. The popularity of the concept of sports bar restaurants spawned a number of companies seeking to capitalize on that market. While the Company believed that the Champions concept was superior, there were other "sports" bar restaurants in operation. The sports memorabilia business was also highly competitive.

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

             4. Service Mark

The Company sold the federally registered service mark "Champions" to Marriott pursuant to the November 1997 agreement. The Company transferred to Marriott all of its international service marks that the Company had registered, except for the country of Poland, excluding the city of Warsaw.

             5. Government Regulation

Until the Company ceased it restaurant operation in June, 2005, the Company's CHAMPIONS sports bar restaurant was subject to federal, state and local governmental regulations, including regulations relating to alcoholic beverage control, public health and safety, zoning and fire codes. The failure to retain food, liquor or other licenses could have adversely affected the operations of the Company's restaurant. The license to sell alcoholic beverages had to be renewed annually and could have been suspended or revoked at any time for cause, including violation by the Company or its employees of any law or regulation pertaining to alcoholic beverage control, such as those regulating the minimum age of patrons or employees, advertising, wholesale purchasing, and inventory control, handling and storage. The restaurant was operated in accordance with standardized procedures designed to assure compliance with all applicable codes and regulations.

Until the Company ceased it restaurant operation in June, 2005, the Company could have been subject to "dram-shop" statutes, which generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to such person. While the Company carried liquor liability coverage, a judgment against the Company under a dram-shop statute in excess of the Company's liability coverage, or inability to continue to obtain such insurance coverage at reasonable costs, could have had a materially adverse effect on the Company. The Company was also subject to the Fair Labor Standards Act, the Immigration Reform and Control Act of 1986 and various state laws governing such matters as minimum wages, overtime, tip credits and other working conditions.

             6. Employees

As of April 30, 2006, the Company had 1 employee in its office in Arlington, Virginia.

Item 2.  Properties.

The Company has an office address at 2200 Wilson Boulevard, Suite 102-316, Arlington, VA 22201. The Company's rental payments are $40 per month. Until July 1, 2005, the Company was leasing 5,289 square feet of space for its restaurant in San Antonio, TX pursuant to a 15 year lease, which expired on June 30, 2005. The lease provided monthly rental payments of $23,536 including CAM charges and real estate taxes. In addition, the lease required a percentage of the unit's revenues at the location in excess of $1,745,000 per year. Effective, June 30, 2005, the lease at the San Antonio restaurant expired and the restaurant ceased its operations.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

             None

PART II

Item 5.  Markets for Common Equity & Related Stockholder Matters.

        (a)   Principal Market or Markets.

The Common Stock was traded on the NASDAQ Small Cap Market until June 24, 1994. At that time, the Common Stock was delisted from the NASDAQ Small Cap Market for falling below the minimum financial requirements. The Common Stock is presently trading on the OTC Bulletin Board under the symbol CSBR. In October 1993, the series A 12% Convertible Preferred Stock was delisted from NASDAQ due to lack of the required two market makers necessary for continued listing and has not been trading since.

	Common Stock
	High	Low
Fiscal 2006	$	$

First Quarter	0.07	0.04
Second Quarter	0.06	0.02
Third Quarter	0.08	0.02
Fourth Quarter	0.10	0.01

	High	Low
Fiscal 2005	$	$

First Quarter	0.04	0.02
Second Quarter	0.06	0.02
Third Quarter	0.07	0.03
Fourth Quarter	0.06	0.02

       (b) Approximate Number of Holders of Common Stock and the Preferred Stock.

The number of holders of record of the Company's common stock as of July 15, 2006 was 2,140 and the Company estimates that there are approximately 3,000 additional beneficial shareholders. There is one beneficial holder of the Company's preferred stock as of July 15, 2006.

       (c) Dividends.

Holders of common stock are entitled to receive such dividends as may be declared by the Company's Board of Directors. No dividends have been paid with respect to the Company's common stock and no dividends are anticipated to be paid in the foreseeable future. Any future decisions as to the payment of dividends will be at the discretion of the Company's Board of Directors, subject to applicable law. From November 1994 through November 2002, the Company's Board of Directors voted each year to defer payment of the annual dividend on the Preferred Stock, in order to preserve the Company's cash reserves and in November 2003 cancelled the payment of the annual dividend and future annual dividends on the Preferred Stock and subsequently notified the preferred shareholders of the cancellation in November 2003. The Company's Board of Directors determined, in the reasonable and prudent exercise of their business judgment, that the only manner in which any value could be realized to shareholders was from a merger of the Company with another company and that there does not seem to be any other basis on which the Company can continue. The Company is and has been seeking to use its capital stock to effect a new business or business combination with a private company, which wishes to establish a public trading market for its securities. Based on discussions with potential merger partners, it was clear that no potential merger partner would likely participate in a merger so long as there were outstanding preferred shares. On September 15, 2003, the Company sent a letter to all preferred shareholders announcing its intention to convert preferred shares to common shares. The proposed terms of the conversion were the exchange of one share of preferred stock for fifteen shares of common stock. The conversion also provided for a payment of $0.01 per share converted. The letter announcing the conversion made it clear that preferred shareholders could choose not to convert and that they would be reissued their preferred shares. The Company set a 15 to 1 ratio for the conversion of the preferred shares to common, in 2003, based on (a) the additional accrued dividends and (b) the desire to set an attractive conversion ratio which would facilitate conversion and place the corporation in a position to go forward with its business combination plans. 20,675 preferred shares were converted to 310,199 shares of common stock and payments of $206.75 were issued.

Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

The Company's independent auditor, for the year ending April 30, 2006, has expressed substantial doubt that the Company can continue as a going concern due to recurring losses and working capital shortage and that there is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. The Company is facing severe liquidity and cash problems as of date of the filing of this 10-KSB and has been meeting its working capital needs by receiving advances from its executive officer, James Martell, in June and July, 2006. The Company can give no assurance that these advances can continue. The Company's Champions sports bar restaurant in San Antonio, Texas which provided almost 100 percent of its revenues, ceased its restaurant operations in June of 2005 after its 16 year old lease expired. It is the intention of the Company to continue operations until such time as Champions finds a new business opportunity, merges with another company or raises additional financing, although there is no assurance that this can be done on terms satisfactory to the Company. The Company is pursuing various business opportunities in order to continue operations. If the Company's liquidity situation does not improve, the Company might have to discontinue its business as a going concern.

The Company ceased its restaurant operations at San Antonio Champions location on June 23, 2005. The lease on that location expired on June 30, 2005 and the Company vacated the premise on that date. The Company's condensed consolidated financial statements have been reclassified to reflect this cessation of business as discontinued operations, for all periods presented.

       (a) Results of Operations for Fiscal Years 2006 and 2005.

             1. Operating Revenues

For the fiscal year ended April 30, 2006, the Company's operating revenue was $0.00. For fiscal year ended April 30, 2005, the operating revenue was $0.00 as reclassified.

The Company's consolidated financial statements have been reclassified to reflect the cessation of business of its San Antonio Champions location as discontinued operations, for all periods presented. Summarized operating results of discontinued operations are as follows:

	April 30,	April 30,
	2006	2005

Revenues	$274,626	$1,797,283
Net loss before income taxes	$(303,718)	$(246,544)
Provision for taxes	$-	$-
Net loss	$(303,718)	$(246,544)
Net loss per share	$(0.02)	$(0.02)
Basic and Diluted loss per share	$(0.02)	$(0.02)

             2. Operating Expenses

For FY 2006, the operating expenses for the Company were the general and administrative expenses which were $144,117 compared to $105,478 in FY 2005. The increase was due to the expenses associated with closing of the Company's restaurant operation in FY 2006.

             3. Profits / Losses

For FY 2006, the Company's net loss applicable to common stockholders was $303,718. For FY 2005 it was $246,544. For FY 2006 and FY 2005 the loss was $0.02 per common share.

       (b) Liquidity and Capital Resources for Fiscal Years 2006 and 2005.

The Company is currently experiencing a severe shortage of working capital. The Company's cash position on April 30, 2006, was $540 compared to $84,513 on April 30, 2005. In FY 2006, the net cash used in operating activities of continuing and discontinued operations was $93,973 and in FY 2005 it was $35,603. The Company's working capital as of April 30, 2006 was a negative $670,513 contrasted to a negative $366,795 on April 30, 2005.

       (c) Miscellaneous for Fiscal Years 2006 and 2005.

Stockholders' equity on April 30, 2006 was a negative $670,513 compared to a negative $366,795 on April 30, 2005. In FY 2006 and 2005, the Board of Directors voted to defer the annual meeting of shareholders in order to preserve the Company's cash reserves.

Impact of inflation

       Inflationary factors have had no significant effect on the Company's operations.

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

       - The Company had a loss for the year ended April 30, 2006 and there is substantial doubt about the Company's ability to continue as a going concern due to recurring losses and working capital shortages, which means that the Company may not be able to continue operations unless it obtains additional funding, finds a new business opportunity or merges with or is acquired by another company. The Company is actively pursuing merger or acquisition candidates and other financing possibilities to meet its liquidity needs. There is no assurance that the Company will be able to structure a merger or acquisition, or raise additional financing to continue operations on terms satisfactory to the Company.

       - The loss of the services of the Company's key employee, James Martell, the Company's Chairman, President and CEO, may have a material adverse affect on the Company's business, financial condition and its ability to find a new business opportunity, obtain additional funding or structuring a merger or acquisition.

       - The Company may, in the future, issue additional shares of the Company's common stock, which would reduce shareholders' percent of ownership and may dilute their share value. The Company's Articles of Incorporation authorize the issuance of 50,000,000 shares of common stock, par value $.001 per share. As of July 15, 2006 the Company had 16,824,658 shares of common stock issued and outstanding. The future issuance of all or part of the remaining authorized common stock may result in substantial dilution in the percentage of the common stock held by the Company's then existing shareholders. The Company may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by the shareholders, and might have an adverse effect on any trading market for the Company's common stock.

       - The Company's common stock may be affected by sporadic or limited trading volume and may fluctuate significantly. Although the Company's common stock has continually been trading publicly since 1985, at times actively, it can be currently considered to be trading on a sporadic or limited basis on the OTC Bulletin Board in comparison to the NASDAQ National Market, the American Stock Exchange, New York Stock Exchange and other national securities exchanges and there can be no assurance that an active trading market for the common stock will develop. As a result, this could adversely affect the shareholders' ability to sell their common stock in short time periods, or possibly at all. Therefore, the Company cannot assure that there will be liquidity in the common stock. The common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of the common stock without regard to the Company's operating performance. In addition, the Company believes that factors such as quarterly fluctuations in the Company's financial results and changes in the overall economy or the condition of the financial markets could cause the price of the common stock to fluctuate substantially.

       - The Company's common stock is deemed to be "penny stock," which may make it more difficult for shareholders to resell their shares due to suitability requirements. The common stock is a penny stock. Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The Company's securities may be subject to "penny stock rules" that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the "penny stock rules" require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock rules" may restrict the ability of broker-dealers to sell Company's securities and may have the effect of reducing the level of trading activity of the common stock in the secondary market. The foregoing required penny stock restrictions will not apply to securities if such securities maintain a market price of $5.00 or greater. The Company can give no assurance that the price of its securities will reach or maintain such a level.

       (d) Subsequent events

The Company has been receiving advances from its executive officer, James Martell, to meet the Company's working capital needs in June and July, 2006. The Company can give no assurance that these advances can continue.

Item 7.  Financial Statements and Supplementary Data.

The Report of Independent Accountants appears at page F-1 and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements appear at pages F-3 through F-18 hereof.

Item 8.  Changes In and Disagreements with Accountants on Accounting & Financial Disclosure.

       In FY 2006, the Company did not change its independent auditor, Bagell, Josephs & Co. L.L.C. There have been no disagreements between the Company and its independent accountant on any matter of accounting principles or practices or financial statement disclosure during the last two fiscal years.

Item 8 A.  Controls and Procedures.

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

The Company's Board of Directors was advised by Bagell, Josephs & Company, L.L.C., the Company's independent registered public accounting firm, that during their performance of audit procedures for FY 2006, Bagell, Josephs & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company's internal control over financial reporting.

This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, the size of the Company prevents it from being able to employ sufficient resources to enable the Company to have adequate segregation of duties within its internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Certifications of the Chief Executive Officer and Chief Financial Officer regarding, among other items, disclosure controls and procedures are included immediately after the signature section of this Form 10-KSB.

PART III

Item 9.  Directors and Executive Officers.

       The Executive Officers and Directors of the Company are as follows:

NAME	POSITION(S) PRESENTLY HELD

James M. Martell	Chairman, President, Chief Executive Officer, Chief Financial Officer and Director
Durwood C. Settles	Director
Michael M. Tomic	Director

James M. Martell, age 59, has served as President from May 1990 to June 1992 and from January 1993 to September 1993 and from March 1994 to the present and as Chief Executive Officer from May 1990 to June 1992 and from January 1993 to September 1993 and from March 1994 to August 2000 and from June 2001 to the present and as Chairman from November 1991 to August, 2000 and from June 2001 to the present. Mr. Martell served as Director of the Company since its inception on June 4, 1985. Additionally, he served the Company as Vice President from October 1988 to May 1990, as Treasurer from June 1985 to January 1989, and as Secretary from June 1985 to January 1986. Mr. Martell is a director and officer of all of the Company's wholly owned subsidiaries, except for the Been Corporation. From 1983 to 1987, Mr. Martell was a partner along with Mr. Tomic in Tomar Associates, a consulting company specializing in European-American joint ventures, venture capital financing, technology transfer, and corporate finance. From 1981 to 1983, Mr. Martell was a partner in International Group, a partnership involved in promoting national and international business development. From 1973 to 1981, he served in various administrative positions at the U.S. Department of Energy. Mr. Martell received a Bachelor of Science degree in Chemistry in 1968 and a Master of Science degree in Geochemistry in 1973, from George Washington University.

Durwood C. Settles, age 63, has served as Director of the Company since March 2001. Mr. Settles is a former Certified Public Accountant in individual practice since 1983. From 1973 to 1982, Mr. Settles was with Coopers & Lybrand in Washington, DC as a member of the audit staff and as Manager-Special Projects. During the period 1974 to 1986, Mr. Settles served as Controller or Treasurer of the various political campaign organizations of Congressman Richard A. Gephardt of Missouri, Governor Charles S. Robb of Virginia, and Congressman Joseph L. Fisher of Virginia. From 1970 to 1973, Mr. Settles was an owner and executive of a company that manufactured and sold Plexiglas furniture located in Kensington, Maryland. From 1966 to 1969, Mr. Settles was a promoter of popular music concerts in various cities in the Eastern and Southern United States. From 1964 to 1966, Mr. Settles was a Group Pension Management Assistant and Computer Files Service Supervisor with the Mutual of New York Life Insurance Company (MONY) in New York, New York. Mr. Settles received a Bachelor of Arts degree in 1964 from Davidson College, Davidson, North Carolina and completed accounting studies in 1973 at George Washington University, Washington, D.C.

Michael M. Tomic, age 60, has served as a Director of the Company since its inception on June 4, 1985. From June 1985 to January 1986, he also served as Vice President of the Company. From 1983 to 1987, Mr. Tomic was a partner along with Mr. Martell in Tomar Associates, a consulting company specializing in European-American joint ventures, venture capital financing, technology transfer, and corporate finance. He received a Bachelor of Science degree in International Marketing and Economics in 1969 from the University of Maryland.

The term of office of each Director is until the next annual election of Directors and until a successor is elected and qualified or until the Director's earlier death, resignation or removal.

James E. McCollum, age 59, who served as Chief Accounting Officer of the Company since July 1992 and Controller since May 1988, passed away on April 7, 2006.

Board Committees

As the Board of Directors only has three directors and the Company has only one officer, no Audit or Strategy Committee has been established. The Company does not have a standing nominating committee or any committee performing a similar function. The Company currently has no compensation committee or other board committee performing equivalent functions. Currently, all members of the Company's Board of Directors participate in discussions concerning executive officer compensation.

Code of Ethics

The Company has not adopted a formal code of ethics applicable to the Company's principal executive, financial, and accounting officers and persons performing similar functions, since the Company has only one individual in the applicable role and also that the Company's financial operations are not sufficiently complex to warrant adoption of a formal code of ethics.

Item 10.  Executive Compensation.

The following table sets forth cash compensation for services rendered during FY 2006, and 2005 which was paid by the Company to, or accrued by the Company for, each of the Company's most highly compensated executive officers whose cash compensation in such year equaled or exceeded $100,000:

	SUMMARY COMPENSATION TABLE

	Annual Compensation			Long Term Compensation

				Number of
				Restricted
				Securities	All other
Name and	FY	Salary	Bonus	Underlying	Compensation
Principal Position	Year	($)	($)	Options	($)
James M. Martell,	2006	73,933[1]	0	0	0
President, CEO	2005	148,000[1]	0	0	0

1 The Company, on January 12, 2005, was advised by the Securities and Exchange Commission, upon its review of the Company's filing of the Form 10-KSB for the year ended April 30, 2004, that when an executive officer, who is also a significant shareholder of the company, contributes his services to the company, the fair value of those services should be reflected as expense on the books of the Company. The 10-KSB filing reflects the action taken by the Company to accrue the salary of its executive officer, Mr. Martell, pursuant to the salary rate in his employment agreement in FY 2005 and pursuant to a reduced salary in FY 2006. For FY 2005, $148,000 was accrued and for FY 2006, $73,933 was accrued. No cash compensation was paid to Mr. Martell in FY 2006 and FY 2005.

In FY 2006, all executive officers of the Company as a group (2 in number) received no cash compensation. Effective January 2004, payments of salaries to all executive officers were suspended in order to preserve the Company's cash position and will not be paid until the cash position of the Company improves. The Board of Directors has the right to change and increase the compensation of executive officers at any time. The Company has no arrangement by which any of its directors are compensated for services solely as directors, and these individuals do not receive any additional remuneration for their services as directors. The Company may from time to time pay consulting fees to its officers and directors.

Except as described below, the Company has no compensatory plan or arrangement which would result in executive officers receiving compensation as a result of their resignation, retirement or any other termination of employment with the Company or its affiliates, or from a change in control of the Company or a change in responsibilities following a change in control of the Company.

The Company entered into an employment agreement with Mr. Martell in September 1993, under which Mr. Martell received options to purchase 200,000 shares of the Company's Common Stock at $1.00 per share at any time prior to September 6, 2001, whether or not Mr. Martell is an employee at such time. If there was a change in the management of the Company and such management acted contrary to the policy of the current Board, or if Mr. Martell's position as an officer or director was terminated, Mr. Martell could have resigned and become entitled to liquidated damages determined pursuant to a formula prescribed in the contract. This agreement was extended for two years in FY 2000 at an annual salary of $148,000 and further extended for another three years in FY 2002. In FY 2003, Mr. Martell's salary was reduced in the interim to $74,000 and since January 2004 Mr. Martell has not taken a salary in order to preserve the Company's cash position. In FY 2001, the Board of Directors reissued to Mr. Martell the options to purchase the 200,000 shares of Company's Common stock at $0.11 per share instead of $1.00 per share as previously granted and extended the expiration of those options to August 22, 2003. These options expired in FY 2004. In FY 1996, the Board of Directors granted to Mr. Martell an option to purchase 1,200,000 restricted shares of the Company's Common Stock at $0.05 per share. Mr. Martell in FY 1996 exercised this option for 1,200,000 restricted shares for $60,000. In January 2004, the Board of Directors granted to Mr. Martell a seven-year option to purchase 8,000,000 restricted shares of the Company's Common Stock at $0.01 per share. In October, 2004, Mr. Martell exercised his stock option to purchase 8,000,000 of the Company's common shares at $0.01 per share by tendering a two year purchase note for $80,000 to the Company pursuant to his stock option agreement. In April, 2005, the Board of Directors approved the cancellation and forgiveness of the purchase note and any interest due, in consideration of the services provided by Mr. Martell.

In FY 2001, the Board of Directors, as part of its efforts to diversify into high technology, granted the following options to the Company's Officers, Directors and Advisory Board Members: a three year option to purchase 575,000 restricted shares of the Company's Common Stock at $0.11 per share to James J. Heigl, then Chairman and CEO in FY 2001; a three year option to purchase 550,000 restricted shares of the Company's Common Stock at $0.11 per share to Harry Alton Lee, then COO and Director in FY 2001; a three year option to purchase 900,000 restricted shares of the Company's Common Stock at $0.11 per share to Michael Tomic, Director; a three year option to purchase 100,000 restricted shares of the Company's Common Stock at $0.11 per share to Durwood Settles, Director; a three year option to purchase 50,000 restricted shares of the Company's Common Stock at $0.11 per share to James McCollam, Chief Accounting Officer and Controller; and three year options to purchase 5,000 restricted shares of the Company's Common Stock at $0.28 per share to each of its Advisory Board Members. In FY 2004 the Board of Directors extended the options that were granted in FY 2001 to James McCollam, Michael Tomic and Durwood Settles for an additional year. All other options granted in FY 2001 expired unexercised in FY 2004.

There were no options granted in FY 2006.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

As of July 15, 2006, the following were persons known to the Company to own beneficially more than 5% of the Company's outstanding Common Stock:

Name and Address of	Common Stock
Beneficial Owner	Beneficially Owned (1)	Percentage
James M. Martell	9,548,000	56.8
2200 Wilson Blvd.,
Suite 102-316
Arlington, VA 22201

(1)) Beneficial Ownership includes shares for which an individual, directly or indirectly, has or shares, or has the right within 60 days to have or share, voting or investment power or both. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Exchange Act.

As of April 30, 2006, the stock ownership by officers and directors of the Company and all officers and directors as a group are as follows:

		Common Stock
		Beneficially Owned
Name	Title	as of July 15, 2006 (1)	Percentage
James M. Martell	President & Director	9,548,000	56.8
Michael M. Tomic	Director	225,000	2.6
All officers & directors as a group		9,775,000	59.4

(1) Beneficial Ownership includes shares for which an individual, directly or indirectly, has or shares, or has the right within 60 days to have or share, voting or investment power or both. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Exchange Act.

Compliance with Section 16(a).

       Section 16(a) of the Exchange Act, as amended, requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's common stock to file reports of their beneficial ownership and changes in ownership (Forms 3, 4 and 5, and any amendment thereto) with the SEC. Executive officers, directors, and greater-than-ten percent holders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on the Company's review of the activity of the officers and directors for the fiscal year ended April 30, 2006, the Company believes that reports pursuant to Section 16(a) were filed.

Item 12.  Certain Relationships and Related Transactions.

       During FY 2006 there were no related party transactions. In FY 2005, in October 2004, the Company received an advance from James Martell, the President of the Company, for certain working capital needs. These funds were repaid in November 2004.

Item 13.  Exhibits and Reports on Form 8-K.

       (a) Index to Financial Statements           PAGE

             Independent Auditors' Reports      F-1 - 18

       (b) Reports on Form 8-K

             There were no Form 8-K's filed during the last quarter of the period covered by this report.

Item 14.  Principal Accountant Fees and Services.

The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended April 30, 2006, and April 30, 2005:

Fee category	2006	2005

Audit fees	$8,000	$8,000
Audit-related fees	$4,500	$4,500
Tax fees	$0	$0
All other fees	$0	$0

Total fees	$12,500	$12,500

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

       Audit Committee Policies and Procedures.

The Company does not have an audit committee at this time.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006 and 2005

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006 AND 2005

Page(s)

Report of Independent Registered Public Accounting Firm	1

Consolidated Balance Sheet as of April 30, 2006	2

Consolidated Statements of Operations for the years ended
April 30, 2006 and 2005	3

Consolidated Statement of Stockholders' (Deficit) for the
Years ended April 30, 2006 and 2005	4

Consolidated Statements of Cash Flows for the years ended
April 30, 2006 and 2005	5

Notes to Consolidated Financial Statements	6-18

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
High Ridge Commons
Suites 400-403
200 Haddonfield Berlin Road
Gibbsboro, New Jersey 08026
(856) 346-2828 Fax (856) 346-2882

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Champions Sports, Inc. and Subsidiaries
Arlington, Virginia

We have audited the accompanying consolidated balance sheets of Champions Sports, Inc. and Subsidiaries as of April 30, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders' (deficit), and cash flow for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We have conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Champions Sports, Inc. and Subsidiaries as of April 30, 2006 and 2005 and the results of its operations, changes in stockholders' (deficit), and their cash flow for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the years ended April 30, 2006 and 2005 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern. Management's operating and financing plans in regard to these matters are also discussed in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants
Gibbsboro, New Jersey

July 21, 2006

MEMBER OF:	AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
APRIL 30, 2006 AND 2005

ASSETS
		(Reclassified)
	2006	2005
CURRENT ASSETS
Cash and cash equivalents	$540	$84,513
Net assets held for sale	-	170,979
Total current assets	540	255,492

Deposits	-	11,052

TOTAL ASSETS	$540	$266,544

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$33,251	$69,470
Dividend payable on preferred stock	350,460	350,460
Other accrued expenses	287,342	213,409
Total current liabilities	671,053	633,339

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT)
Preferred stock, $10 par value; 56,075 shares authorized;
32,450 shares issued and outstanding	324,500	324,500
Common stock, $.001 par value; 50,000,000 shares authorized;
16,824,658 issued and outstanding	16,825	16,825
Additional paid-in capital	5,922,349	5,922,349
Accumulated deficit	(6,934,187)	(6,630,469)
Total stockholders' (deficit)	(670,513)	(366,795)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$540	$266,544

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2006 AND 2005

		(Reclassified)
	2006	2005

OPERATING REVENUE
Sales	$-	$-

Total operating revenue	-	-

OPERATING EXPENSES
General and administrative	144,117	105,478

Total operating expenses	144,117	105,478

NET LOSS FROM CONTINUING OPERATIONS	(144,117)	(105,478)

DISCONTINUED OPERATIONS
Loss from discontinued operations (net of taxes)	(17,081)	(141,066)
Loss on disposal of assets	(142,520)	-

Total discontinued operations	(159,601)	(141,066)

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(303,718)	(246,544)
Provision for income taxes	-	-

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(303,718)	$(246,544)

BASIC AND DILUTED LOSS PER COMMON SHARE
Basic and diluted from continuing operations	$(0.01)	$(0.01)
Basic and diluted from discontinued operations	(0.01)	(0.01)

Basic and diluted loss per common share	$(0.02)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING	16,824,658	13,230,137

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT)
FOR THE YEARS ENDED APRIL 30, 2006 AND 2005

	Series A, 12%
	Convertible Cumulative
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficits	Total

Balance, April 30, 2004	32,450	$324,500	8,824,658	$8,825	5,850,349	$(6,383,925)	$(200,251)

Exercise of common stock
option by officer	-	-	8,000,000	8,000	72,000	-	80,000

Net loss for the year	-	-	-	-	-	(246,544)	(246,544)

Balance, April 30, 2005	32,450	324,500	16,824,658	16,825	5,922,349	(6,630,469)	(366,795)

Net loss for the year	-	-	-	-	-	(303,718)	(303,718)

Balance, April 30, 2006	32,450	$324,500	16,824,658	$16,825	$5,922,349	$(6,934,187)	$(670,513)

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE YEARS ENDED APRIL 30, 2006 AND 2005

	2006	2005

CASH FLOW FROM OPERATING ACTIVITIES
Continuing Operations:

Loss from continuing operations	$(144,117)	$(105,478)
Adjustments to reconcile net loss to net cash
(used in) operating activities:

Changes in assets and liabilities
Accounts payable	(36,219)	(23,288)
Other accrued expenses	73,933	147,293
Total adjustments	37,714	124,005

Net cash (used in) operating activities-countinuing	(106,403)	18,527

Discontinued Operations:
Loss from discontinued operations	(159,601)	(141,066)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and amortization	-	48,419
Loss on disposal of assets	142,520	-

Changes in assets and liabilities
Accounts receivable	-	22,713
Inventories	18,459	11,890
Deposits	11,052	-
Prepaid expenses	-	6,750
Deferred lease concessions	-	(2,836)
Total adjustments	172,031	86,936

Net cash provided by (used in) operating activities-
discontinued operations	12,430	(54,130)

Net cash (used in) operating activities-
continuing and discontinued operations	(93,973)	(35,603)

CASH FLOWS FROM INVESTING ACTIVITIES
Discontinued Operations:
Proceeds from sale of assets	10,000	-
Net cash provided by investing activities	10,000	-

NET (DECREASE) IN CASH AND CASH EQUIVALENTS	(83,973)	(35,603)

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR	84,513	120,116

CASH AND CASH EQUIVALENTS - END OF YEAR	$540	$84,513

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH INFORMATION:
Exercise of common stock option by officer	$-	$80,000

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2006 AND 2005

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

Depreciation and amortization expense was $0 and $48,419 for the years ended April 30, 2006 and 2005, respectively.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2006 AND 2005

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

The following is a reconciliation of the computation for basic and diluted EPS:

	April 30,	April 30,
	2006	2005

Net loss	$(303,718)	$(246,544)

Weighted-average common shares
Outstanding (Basic)	16,824,658	13,230,137

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	16,824,658	13,230,137

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for April 30, 2006 and 2005 because inclusion would have been antidilutive.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2006 AND 2005

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flow, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less, unless restricted as to use, to be cash equivalents. At various times throughout the periods the Company had amounts on deposit at financial institutions in excess of federally insured limits.

Income Taxes

The Company has adopted the provisions of Statement of Financial Accounting Standards No. 109 ("FAS 109"), Accounting for Income Taxes. FAS 109 requires an asset and liability approach for financial accounting and reporting for income taxes, and the recognition of deferred tax assets and liabilities for the temporary differences between the financial reporting bases and tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts payable, and accrued expenses, approximate fair values because of the short maturities of these instruments.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2006 AND 2005

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Stock-Based Compensation

Employee stock awards under the Company's compensation plans are accounted for in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", and related interpretations. The Company provides the disclosure requirements of FAS 123, "Accounting for Stock-Based Compensation", and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of FAS 123 and has adopted the enhanced disclosure provisions of FAS No. 148 "Accounting for Stock-Based Compensation- Transition and Disclosure, an amendment of FAS No. 123".

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
APRIL 30, 2006 AND 2005

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements

Share Based Payments

In December 2004, the FASB issued FAS 123R, "Share-Based Payment, "FAS 123R replaces FAS No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." FAS 123R requires compensation expense, measured as the fair value at the grant date, related to share-based payment transactions to be recognized in the financial statements over the period that an employee provides service in exchange for the award. The Company intends to adopt FAS 123R using the "modified prospective" transition method as defined in FAS 123R. Under the modified prospective method, companies are required to record compensation cost prospectively for the unvested portion, as of the date of adoption, of previously issued and outstanding awards over the remaining vesting period of such awards. The pro forma disclosures previously permitted under FAS No. 123 no longer will be an alternative to financial statement recognition of compensation expense. In accordance with a recently-issued Securities and Exchange Commission rule, small business registrants will be allowed to implement FAS No. 123R as of the beginning of the first fiscal year that begins after December 15, 2005. Accordingly, the Company will adopt FAS No. 123R for the fiscal quarter ending July 31, 2006. The Company does not expect FAS 123R to have a material impact on its results of operations or cash flows.

Inventory Costs

In November 2004, the FASB issued Financial Accounting Standards No. 151 (FAS 151), "Inventory Costs - an amendment of ARB No. 43, Chapter 4". FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and spoilage. In addition, FAS 151 requires companies to base the allocation of fixed production overhead to the costs of conversion on the normal capacity of production facilities. The standard is effective for fiscal years beginning after June 15, 2005, therefore, the FAS 151 is effective for the Company on May 1, 2006. The implementation of this standard is not anticipated to have a material impact on its financial position, results of operations or cash flows.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2006 AND 2005

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

Exchange of Non-Monetary Assets

On December 16, 2004, FASB issued FAS 153, "Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions". This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under FAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. FAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

Accounting Changes and Error Corrections

In May 2005, the FASB issued FAS No. 154, "Accounting Changes and Error Corrections." FAS No. 154 replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes" and FAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. FAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of FAS No. 154 is not anticipated to have a material impact on the Company's financial position or results of operations.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2006 AND 2005

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

Accounting for Certain Hybrid Financial Instruments

In February 2006, the ASB issued FAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." FAS No. 155 resolves issues addressed in FAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of FAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends FAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. FAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of FAS No. 155 will have on its financial position or results of operations.

Accounting for Servicing of Financial Assets

In March 2006, the FASB issued FAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140." FAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer's financial assets that meets the requirements for sale accounting, a transfer of the servicer's financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with FAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2006 AND 2005

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

Accounting for Servicing of Financial Assets (Continued)

Additionally, FAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. FAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The Company is currently evaluating the effect the adoption of FAS No. 156 will have on its financial position or results of operations.

Reclassifications

The loss from discontinued operations for the year ended April 30, 2005 was reclassified to reflect the sale of the Company's only operating business activity in the consolidated statements of operations in accordance with the provisions of FAS 144. The reclassification had no effect on net loss for the year ended April 30, 2005. The reclassifications had no effect on net loss for the year ended April 30, 2006.

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

13

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2006 AND 2005

NOTE 4-     COMMITMENTS AND CONTINGENCIES (CONTINUED)

       Operating leases (Continued)

Rental expense during the years ended April 30, 2006 and 2005 was $43,132 and $249,913, respectively.

NOTE 5-     MARRIOTT LICENSE

The Company was an exclusive supplier of sports memorabilia and a consultant to all new Champions Sports Bars located in Marriott and Renaissance Hotels worldwide. This agreement was terminated by Marriott effective May 28, 2005.

NOTE 6-     OTHER ACCRUED EXPENSES

This account represents accrued officer's payroll and related payroll taxes.

NOTE 7-     STOCKHOLDERS' DEFICIT

Common Stock

The Company has 50,000,000 shares authorized and 16,824,658 shares issued and outstanding as of April 30, 2006 and 2005.

There were no issuances of common stock for the years ended April 30, 2006 and 2005, respectively.

Preferred Stock

The Company has 56,075 shares of preferred stock authorized and 32,450 shares issued and outstanding as of April 30, 2006 and 2005.

The Series A preferred stock required a dividend of 12 percent per annum, and the dividends were accrued on the Company's book if not paid. The dividend was paid in common stock of the Company at the Company's discretion. The number of shares comprising the dividend was paid in common stock and determined by dividing $1.20 by the closing bid price for the common stock on the payment date. The Series A preferred stock is preferred in liquidation or dissolution up to the amount of their par value ($10 per share). The Series A preferred stock in 2004 converted into 15 shares of the Company's common stock. There were no conversions in 2006 and 2005.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2006 AND 2005

NOTE 7-     STOCKHOLDERS' DEFICIT (CONTINUED)

Preferred Stock (Continued)

For each of the nine fiscal years ended April 30, 2004, the Company deferred payment of the annual dividend on the Series A preferred stock. For the years ended April 30, 2006 and 2005, the deferral was $0, respectively. Preferred stock dividends in arrears at October 31, 2005 aggregated $350,460 ($10.83 per preferred share). Effective November 2003, pursuant to a board resolution, the Company cancelled its payment and/or accruing of preferred stock dividends.

Common Stock Options

The Company in 1993 adopted a stock option plan, which expired on August 2, 2002. No options were exercised under the plan. All options granted by the Company were granted pursuant to board resolutions and not under the stock option plan.

	Year Ended
	April 30, 2006
		Weighted-
	Number	average
	Of	exercise
	Options	price

Outstanding - beginning of period	$1,050,000	$.11
Expired	(1,050,000)	(.11)

Outstanding - end of period	$0	$0

Exercisable at end of period:	$0	$0

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2006 AND 2005

NOTE 7-     STOCKHOLDERS' DEFICIT (CONTINUED)

Common Stock Options (Continued)

		Year Ended
	`	April 30, 2005
			Weighted-
		Number	average
		Of	exercise
		Options	price

Outstanding - beginning of period		$9,050,000	$0.11
Granted		(8,000,000)	(0.11)

Outstanding - end of period		$1,050,000	$0.11

Exercisable at end of period:		1,050,000	$0.11

If compensation expense for the Company's stock-based compensation plans had been determined consistent with SFAS 123, the Company's net income and net income per share including pro forma results would have been the amounts indicated below:

Year Ended April 30,
	2006	2005
Net loss:
As reported	($303,718)	($246,544)
Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related tax effects	(0)	(0)
Pro forma	($303,718)	($246,544)

Net loss per share:
As reported:
Basic	( $0.02)	($0.02)
Diluted	($0.02)	($0.02)
Pro forma:
Basic	($0.02)	($0.03)
Diluted	($0.02)	($0.03)

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2006 AND 2005

NOTE 7-     STOCKHOLDERS' DEFICIT (CONTINUED)

Common Stock Options (Continued)

The fair value of the options granted during 2006 and 2005 was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average assumptions used are as follows:

2006	2005
Expected term	-	-
Expected stock volatility	-	-
Risk-free interest rate	-	-
Dividend	-	-

NOTE 8-     GOING CONCERN

As shown in the accompanying consolidated financial statements, the Company has sustained net operating losses for the years ended April 30, 2006 and 2005 and has sustained large accumulated deficits that raise substantial doubt about its ability to continue as a going concern. In addition, the Company is in search of acquiring a business, or finding a suitable merger candidate.

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

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2006 AND 2005

NOTE 9-     PROVISION FOR INCOME TAXES (CONTINUED)

At April 30, 2006 and 2005, deferred tax assets consist of the following:

	2006	2005

Deferred tax asset	$1,567,000	$1,461,000
Less: valuation allowance	(1,567,000)	(1,461,000)
Net deferred tax asset	$-0	$-0

At April 20, 2006 and 2005, the Company had federal net operating loss carryforwards in the approximate amounts of $4,478,000 and $4,175,000 available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 10-      DISPOSAL OF BUSINESS

On June 23, 2005, the Company ceased operations for its' only sports bar located in San Antonio, Texas. Fixed assets with a net book value of $152,520 were sold for $10,000 and inventory consisting of primarily restaurant food and beverage was sold for $3,200. The Company's consolidated financial statements have been reclassified to reflect this sale as discontinued operations, for all periods presented. Summarized operating results of discontinued operations are as follows:

	April 30,	April 30,
	2006	2005

Revenues	$274,626	$1,797,283
Net loss before income taxes	$(303,718)	$246,544)
Provision for taxes	$-	$-
Net loss	$(303,718)	$(246,544)
Net loss per share	$(0.02)	$(0.02)
Basic and Diluted loss per share	$(0.02)	$0.02)

Net assets from discontinued operations held for sale at April 30, 2005, represented the following: Inventory - $18,459 and Net Property and Equipment of $152,520.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPIONS SPORTS, INC

By:	/s/ James M. Martell
James M. Martell
Chairman, President, CEO and CFO
Date: July 27, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael M. Tomic l
Michael M. Tomic
Director
Date: July 27, 2006

By:	Durwood C. Settles
Durwood C. Settles
Director
Date: July 27, 2006

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

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors (or persons performing the equivalent functions):

(a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this annual 10-KSB report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 27, 2006

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

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors (or persons performing the equivalent function): (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this annual 10-KSB report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 27, 2006

	By:	/s/ James M. Martell
James M. Martell
Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

In connection with the annual report of Champions Sports, Inc. (the "Company") on Form 10-KSB for the year ended April 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to their knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: July 27, 2006

	By:	/s/ James M. Martell
James M. Martell
Chief Financial Officer