Form 10QSB
period 2006-07-31
CHAMPIONS SPORTS INC
filed 2006-09-13
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Mark One

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  July 31, 2006

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

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    x      No

       As of September 8, 2006 the Registrant had a total of 16,824,658 shares of common stock outstanding.

CHAMPIONS SPORTS, Inc.
FORM 10-QSB

INDEX

		Page
Part I.	Financial Information

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheet as of
	July 31, 2006 (Unaudited)	3

	Condensed Consolidated Statements of Operations
	for the three months ended July 31, 2006 and
	July 31, 2005 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flow for the
	three months ended July 31, 2006 and July 31, 2005 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6 - 17

	Item 2. Management's Discussions and Analysis
	of Financial Condition and Results of Operations	18 - 22

	Item 4. Controls and Procedures	22

Part II.	Other Information and Signatures

	Item 4. Submission of Matters to a Vote of Security Holders	23
	Item 6. Exhibits and Reports on Form 8-K	23
	Signatures	24

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		25
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		26
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		27

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
JULY 31, 2006 (UNAUDITED)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$623

TOTAL ASSETS	$623

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$31,754
Dividend payable on preferred stock	350,460
Other accrued expenses	287,342
Officer loans payable	18,900
Total current liabilities	688,456

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT)
Preferred stock, $10 par value; 56,075 shares authorized;
32,450 shares issued and outstanding	324,500
Common stock, $.001 par value; 50,000,000 shares authorized;
16,824,658 issued and outstanding	16,825
Additional paid-in capital	5,922,349
Accumulated deficit	(6,951,507)
Total stockholders' (deficit)	(687,833)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$623

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31, 2006 AND 2005 (UNAUDITED)

	2006	2005

OPERATING REVENUE
Sales	$-	$-

Total operating revenue	-	-

COSTS AND OPERATING EXPENSES
General and administrative	17,320	69,999

Total costs and operating expenses	17,320	69,999

LOSS BEFORE OTHER (EXPENSE)	(17,320)	(69,999)

DISCONTINUED OPERATIONS
Loss from discontinued operations (net of taxes)	-	(23,331)
Loss on disposal of assets	-	(142,520)

Total discontinued operations	-	(165,851)

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(17,320)	(235,850)
Provision for income taxes	-	-

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(17,320)	$(235,850)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	16,824,658	16,824,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2006 AND 2005 (UNAUDITED)

	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES
Continuing Operations:
Net loss	$(17,320)	$(69,999)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Changes in assets and liabilities
Decrease in accounts receivable	-	-
Decrease in other current assets	-	-
Decrease in other assets	-	-
Accounts payable	(1,497)	17,147
Other accrued expenses	-	19,774
Total adjustments	(1,497)	36,921

Net cash (used in) operating activities operations	(18,817)	(33,078)

Discontinued Operations:
Loss from discontinued operations	-	(165,851)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Loss on disposal of assets	-	142,520

Changes in assets and liabilities
Inventories	-	18,459
Deposits	-	11,052
Total adjustments	-	172,031

Net cash provided by operating activities - discontinued operations	-	6,180

Net cash (used in) operating activities -
continuing and discontinued operations	(18,817)	(26,898)

CASH FLOWS FROM INVESTING ACTIVITIES
Continuing Operations:
Proceeds from officer loans payable	18,900	-

Discontinued Operations:
Proceeds from sale of assets	-	10,000

Net cash provided by investing activities	18,900	10,000

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	83	(16,898)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	540	84,513

CASH AND CASH EQUIVALENTS - END OF PERIOD	$623	$67,615

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2006 AND 2005 (UNAUDITED)

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

The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the three months ended July 31, 2006 may not be indicative of the results for the entire year.

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
JULY 31, 2006 AND 2005 (UNAUDITED)

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

Depreciation and amortization expense was $0 for the three months ended July 31, 2006 and 2005, respectively.

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
JULY 31, 2006 AND 2005 (UNAUDITED)

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                   Net (Loss) Per Share

Historical net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

	July 31,	July 31,
	2006	2005

Net loss	$(17,320)	$(235,850)

Weighted-average common shares
Outstanding (Basic)	16,824,658	16,824,658

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	16,824,658	16,824,658

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for July 31, 2006 and 2005 because inclusion would have been antidilutive.

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
JULY 31, 2006 AND 2005 (UNAUDITED)

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

                   Fair Value of Financial Instruments

The carrying amounts of the Company's financial instruments, including cash and cash equivalents, accounts payable, and accrued expenses, officer loans payable approximate fair values because of the short maturities of these instruments.

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
JULY 31, 2006 AND 2005 (UNAUDITED)

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                   Stock-Based Compensation (Continued)

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
JULY 31, 2006 AND 2005 (UNAUDITED)

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
JULY 31, 2006 AND 2005 (UNAUDITED)

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
JULY 31, 2006 AND 2005 (UNAUDITED)

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

                   Reclassifications

The loss from discontinued operations for the three months ended July 31, 2005 was reclassified to reflect the sale of the Company's only operating business activity in the condensed consolidated statements of operations in accordance with the provisions of FAS 144. The reclassification had no effect on net loss for the three-month period ended July 31,2005. The reclassifications had no effect on net loss for the three months ended July 31, 2006.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2006 AND 2005 (UNAUDITED)

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

Rental expense during the three months ended July 31, 2006 and 2005 was $105 and $43,132, respectively.

NOTE 4-     MARRIOTT LICENSE

The Company was an exclusive supplier of sports memorabilia and a consultant to all new Champions Sports Bars located in Marriott and Renaissance Hotels worldwide. This agreement was terminated by Marriott effective May 28, 2005.

NOTE 5-     OTHER ACCRUED EXPENSES

This account represents accrued officer's payroll and related payroll taxes.

NOTE 6-      OFFICER LOANS PAYABLE

For the quarter ended July 2006, the Company received working capital advances from an officer of the Company which are due on demand without interest.

NOTE 7-     STOCKHOLDERS' DEFICIT

                   Common Stock

The Company has 50,000,000 shares authorized and 16,824,658 shares issued and outstanding at July 31, 2005.

There were no issuances of common stock during the three months ended July 31, 2006 and 2005, respectively.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2006 AND 2005 (UNAUDITED)

NOTE 7-     STOCKHOLDERS' DEFICIT (CONTINUED)

                   Preferred Stock

The Company has 56,075 shares of preferred stock authorized and 32,450 shares issued and outstanding at July 31, 2006.

There were no issuances of preferred stock during the three months ended July 31, 2006 and 2005, respectively.

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

NOTE 8-     GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company has sustained net operating losses for the years ended April 30, 2006 and 2005 and for the three months ended July 31, 2006 and has sustained large accumulated deficits that raise substantial doubt about its ability to continue as a going concern. In addition, the Company is in search of acquiring a business, or finding a suitable merger candidate.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2006 AND 2005 (UNAUDITED)

NOTE 8-     GOING CONCERN (CONTINUED)

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

At July 31, 2006 and 2005, deferred tax assets consist of the following:

	2006	2005
Deferred tax asset	$2,433,027	$2,403,212
Less: valuation allowance	(2,433,027)	(2,403,212)
Net deferred tax asset	$-0-	$-0-

At July 31, 2006 and 2005, the Company had federal net operating loss carryforwards in the approximate amounts of $6,951,507 and $6,866,319 available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JULY 31, 2006 AND 2005 (UNAUDITED)

NOTE 10-      DISPOSAL OF BUSINESS

On June 23, 2005, the Company ceased operations for its' only sports bar located in San Antonio, Texas. Fixed assets with a net book value of $152,520 were sold for $10,000 and inventory consisting of primarily restaurant food and beverage was sold for $3,200. The Company's condensed consolidated financial statements have been reclassified to reflect this sale as discontinued operations, for all periods presented. Summarized operating results of discontinued operations are as follows

	July 31,	July 31,
	2006	2005

Revenues	$0	$273,622
Net loss before income taxes	$0	$(235,850)
Provision for taxes	$-	$-
Net loss	$0	$(235,850)
Net loss per share	$(0.00)	$(0.01)
Diluted loss per share	$(0.00)	$(0.01)

Item 2.   Managements Discussion and Analysis of Financial Condition and Results of Operations.

There is substantial doubt about the Company's ability to continue as a going concern. The Company's independent auditor, for the year ending April 30, 2006, has expressed substantial doubt that the Company can continue as a going concern due to recurring losses and working capital shortage and that there is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. The Company is continuing to face severe liquidity and cash problems as of date of the filing of this 10-QSB and has been meeting its working capital needs by receiving advances from its executive officer, James Martell, in June and July, 2006. The Company can give no assurance that these advances can continue. It is the intention of the Company to continue operations until such time as Champions finds a new business opportunity, merges with another company or raises additional financing, although there is no assurance that this can be done on terms satisfactory to the Company. The Company is pursuing various business opportunities in order to continue operations. If the Company's liquidity situation does not improve, the Company might have to discontinue its business as a going concern.

The Company ceased its restaurant operations at San Antonio Champions location on June 23, 2005. The lease on that location expired on June 30, 2005 and the Company vacated the premise on that date. The Company's condensed consolidated financial statements have been reclassified to reflect this cessation of business as discontinued operations for the comparative three months period ending July 31, 2005.

Through July 31, 2006 and currently, the business plan for the Company is to actively pursue opportunities to initiate new ventures on its own and also to pursue opportunities whereby the Company will primarily serve as a vehicle for the acquisition of a target business that the Company believes will have significant growth potential. The Company intends to use its capital stock, to effect a new business or a business combination with a private company that desires to establish a public trading market for its securities while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, loss of voting control and other burdens including significant professional fees. The business combination may be with a financially stable, mature company or a company that is financially unstable or in its early stages of development or growth.

Through July 31, 2006 and currently, the business plan for the Company is to actively pursue opportunities whereby the Company will primarily serve as a vehicle for the acquisition of a target business that the Company believes will have significant growth potential. The Company intends to use its capital stock, to effect a business combination with a private company that desires to establish a public trading market for its securities while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, loss of voting control and other burdens including significant professional fees. The business combination may be with a financially stable, mature company or a company that is financially unstable or in its early stages of development or growth.

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

The Company's management will have significant flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, the management will consider, among other factors, the following:

- financial condition and results of operation of the target;

- growth potential of the target and that of the industry in which the target operates;

- experience and skill of the target's management and availability of additional personnel; o the capital requirements of the target;

- competitive position of the target;

- stage of development that the target's products, processes or services are at;

- degree of current or potential market acceptance of the target's products, processes or services;

- proprietary features and the degree of intellectual property or other protection of the target's products, processes or services;

- regulatory environment of the industry in which the target operates;

- prospective equity interest in, and opportunity for control of, the target; and

- costs associated with effecting the business combination.

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

Results of Operation

       For the three months ended July 31, 2006, the Company's net loss was $17,320 and the net loss for the three months ended July 31, 2005 was $235,850. The Company's total assets for the three months ended July 31, 2006 were $623.

Revenues

       The Company's total operating revenues were $0.00 for the three months ended July 31, 2006 and $0.00 for the three-month period ended July 31, 2005. The Company ceased operations at San Antonio Champions restaurant location on June 23, 2005 after the lease on that location expired. The Company's condensed consolidated financial statements have been reclassified to reflect this cessation of business as discontinued operations for the comparative three months period ending July 31, 2005.

Expenses

       General and administrative expenses were $17,320 for the three months ended June 31, 2006 compared to $69,999 for the three months ended July 31, 2005, which reflected the expenses of discontinuing the Champions restaurant operations.

Liquidity and Capital Resources

       The Company's cash position as of July 31, 2006 was $623 compared to $540 on April 30, 2006. For the three month period, the Company's continuing operations used $18,817 in cash. The Company met its liquidity needs by receiving advances from its executive officer, James Martell.

       The Company's working capital was a negative $687,833 on July 31, 2006 and a negative $670,513 on April 30, 2006. The Company's working capital is very unfavorable when compared to other public companies.

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

       The Company is continuing to incur losses through July 31, 2006 and there is substantial doubt about the Company's ability to continue as a going concern, which means that the Company may not be able to continue operations unless it obtains additional funding, finds a new business opportunity or merges with or is acquired by another company. The Company is actively pursuing merger or acquisition candidates and other financing possibilities to meet its liquidity needs. There is no assurance that the Company will be able to structure a merger or acquisition, or raise additional financing to continue operations on terms satisfactory to the Company.

       The loss of the services of the Company's key employee, James Martell, the Company's Chairman, President and CEO, may have a material adverse affect on the Company's business, financial condition and its ability to find a new business opportunity, obtain additional funding or structuring a merger or acquisition.

       The Company may, in the future, issue additional shares of the Company's common stock, which would reduce shareholders' percent of ownership and may dilute their share value. The Company's Articles of Incorporation authorize the issuance of 50,000,000 shares of common stock, par value $.001 per share. As of September 8, 2006 the Company had 16,824,658 shares of common stock issued and outstanding. The future issuance of all or part of the remaining authorized common stock may result in substantial dilution in the percentage of the common stock held by the Company's then existing shareholders. The Company may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by the shareholders, and might have an adverse effect on any trading market for the Company's common stock.

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

The Company's Board of Directors was advised by Bagell, Josephs, Levine & Company, L.L.C., the Company's independent registered public accounting firm, that during their performance of audit procedures for FY 2006, Bagell, Josephs & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company's internal control over financial reporting.

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

Certifications of the Chief Executive Officer and Chief Financial Officer regarding, among other items, disclosure controls and procedures are included immediately after the signature section of this Form 10-QSB.

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
Chairman, President , CEO and CFO
Date: September 8, 2006

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

Date: September 8, 2006

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

Date: September 8, 2006

By:	/s/ James Martell
James Martell
Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Champions Sports, Inc. (the "Company") on Form 10-QSB for the three months ended July 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to their knowledge:

1.     The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated September 8, 2006	By:	/s/ James Martell
James M. Martell, Chief Executive Officer and
Chief Financial Officer