Form 10QSB
period 2006-10-31
CHAMPIONS SPORTS INC
filed 2006-12-15
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Mark One

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    x      No

       As of December 12, 2006 the Registrant had a total of 17,824,658 shares of common stock outstanding.

CHAMPIONS SPORTS, Inc.
FORM 10-QSB

INDEX

		Page
Part I.	Financial Information

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheet as of
	October 31, 2006 (Unaudited)	5

	Condensed Consolidated Statements of Operations
	for the six months and three months ended October 31, 2006
	October 31, 2005 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flow for the
	six months ended October 31, 2006 and October 31, 2005 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8-17

	Item 2. Management’s Discussions and Analysis
	of Financial Condition and Results of Operations	18-22

	Item 4. Controls and Procedures	22

Part II.	Other Information and Signatures

	Item 4. Submission of Matters to a Vote of Security Holders	23
	Item 6. Exhibits and Reports on Form 8-K	23
	Signatures	24

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		25
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		26
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		27

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006 AND 2005 (UNAUDITED)

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006 AND 2005 (UNAUDITED)

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheet as of October 31, 2006 (Unaudited)	5

Condensed Consolidated Statements of Operations for the Six and Three Months
Ended October 31, 2006 and 2005 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows for the Six Months Ended
October 31, 2006 and 2005 (Unaudited)	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	8-17

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
OCTOBER 31, 2006 (UNAUDITED)

ASSETS
2006
CURRENT ASSETS
Cash and cash equivalents	$352
Total current assets	352

TOTAL ASSETS	$352

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$32,951
Other accrued expenses	287,342
Officer loans payable	37,000
Total current liabilities	357,293

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT)
Preferred stock, $10 par value; 56,075 shares authorized;
0 shares issued and outstanding	-
Common stock, $.001 par value; 50,000,000 shares authorized;
17,824,658 issued and outstanding	17,825
Additional paid-in capital	6,596,309
Accumulated deficit	(6,971,075)
Total stockholders’ (deficit)	(356,941)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$352

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED OCTOBER 31, 2006 AND 2005 (UNAUDITED)

	Six Months Ended October 31,		Three Months Ended October 31,
	2006	2005	2006	2005
OPERATING REVENUE
Sales	$-	$-	$-	$-
Total operating revenue	-	-	-	-

COSTS AND OPERATING EXPENSES
General and administrative	36,888	113,846	19,568	43,847
Total costs and operating expenses	36,888	113,846	19,568	43,847

LOSS BEFORE OTHER (EXPENSE)	(36,888)	(113,846)	(19,568)	(43,847)

DISCONTINUED OPERATIONS
Loss from discontinued operations (net of taxes)	-	(22,583)	-	748
Loss on disposal of assets	-	(142,520)	-	-

Total discontinued operations	-	(165,103)	-	748

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(36,888)	(278,949)	(19,568)	(43,099)
Provision for income taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(36,888)	$(278,949)	$(19,568)	$(43,099)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.00)	$(0.02)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	16,906,180	16,824,658	16,987,701	16,824,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
FOR THE SIX MONTHS ENDED OCTOBER 31, 2006 AND 2005 (UNAUDITED)

	2006	2005

CASH FLOW FROM OPERATING ACTIVITIES
Continuing Operations:
Net loss	$(36,888)	$(113,846)
Adjustments to reconcile net loss to net cash
(used in) operating activities:

Adjustments to reconcile net income (loss) to net change
in operating activities:
Accounts payable	(300)	17,405
Other accrued expenses	-	39,939
Total adjustments	(300)	57,344

Net cash (used in) operating activities - operations	(37,188)	(56,502)

Discontinued Operations:
Loss from discontinued operations	-	(165,103)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Loss on disposal of assets	-	142,520

Changes in assets and liabilities
Inventories	-	18,459
Deposits	-	11,052
Total adjustments	-	172,031

Net cash provided by operating activities - discontinued operations	-	6,928

Net cash (used in) operating activities -
continuing and discontinued operations	(37,188)	(49,574)

CASH FLOWS FROM INVESTING ACTIVITIES
Continuing Operations:
Proceeds from officer loans payable	37,000	-

Discontinued Operations:
Proceeds from sale of assets	-	10,000

Net cash provided by investing activities	37,000	10,000

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(188)	(39,574)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	540	84,513

CASH AND CASH EQUIVALENTS - END OF PERIOD	$352	$44,939

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$-	$-
Income Tax Paid	$-	$-

NON CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for exchange of preferred stock and dividends
payable on preferred stock.	$674,790	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2006 AND 2005 (UNAUDITED)

NOTE 1-  ORGANIZATION AND BASIS OF PRESENTATION

Champions Sports, Inc., (the “Company”) a Delaware corporation, promoted a sport theme restaurant bar concept through Company owned and licensed operations. The Company sold the rights to the Champions brand to Marriott International, Inc. (Marriott) and became a licensee of Champions Sports Bar Restaurants. Substantially all memorabilia sales are to Marriott. On June 23, 2005, the Company ceased operations for its’ only sports bar located in San Antonio, Texas. Fixed assets with a net book value of $152,520 were sold for $10,000 and inventory consisting of primarily restaurant food and beverage was sold for $3,200.

The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the six months ended October 31, 2006 may not be indicative of the results for the entire year.

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
OCTOBER 31, 2006 AND 2005 (UNAUDITED)

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

Depreciation and amortization expense was $0 for the six months ended October 31, 2006 and 2005, respectively.

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

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
OCTOBER 31, 2006 AND 2005 (UNAUDITED)

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                   Net (Loss) Per Share (Continued)

The following is a reconciliation of the computation for basic and diluted EPS for the six months ended October 31:

	October 31,	October 31,
	2006	2005

Net loss	$(36,888)	$(278,949)

Weighted-average common shares
Outstanding (Basic)	16,906,180	16,824,658

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	16,906,180	16,824,658

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for October 31, 2006 and 2005 because inclusion would have been antidilutive.

                   Cash and Cash Equivalents

For purposes of the condensed consolidated statements of cash flow, the Company considers all highly liquid debt instruments purchased with a maturity of six months or less, unless restricted as to use, to be cash equivalents.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
OCTOBER 31, 2006 AND 2005 (UNAUDITED)

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
OCTOBER 31, 2006 AND 2005 (UNAUDITED)

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

                   Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board ("FASB") published Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective for small business issuers as of the first interim period that begins after December 15, 2005. Accordingly, the Company implemented the revised standard in the fourth quarter of fiscal year 2005.

The Adoption of SFAS 123R has not had any effect on the financial Statement of the company.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
OCTOBER 31, 2006 AND 2005 (UNAUDITED)

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                   Recent Accounting Pronouncements (Continued)

On December 16, 2004, FASB issued Financial Accounting Standards No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions ("SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The implementation of this standard did not have a material impact on its financial position, results of operations or cash flows.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, “Application of Statement 133 to Beneficial Interests in Securitized Financial Assets,” and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 155 is not anticipated to have a material impact on the Company’s financial position, results of operations, or cash flows.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
OCTOBER 31, 2006 AND 2005 (UNAUDITED)

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                   Recent Accounting Pronouncements (Continued)

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates. Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS 156 is not anticipated to have a material impact on the Company’s financial position or results of operations.

In September 2006, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurement" ("SFAS No. 157"). This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Prior to SFAS No. 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company’s mark-to-model value. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this statement on its financial statements and expects to adopt SFAS No.157 on December 31, 2007.

In September 2006, the FASB issued SFAS No. 158, "Employers’ Accounting for Defined Benefit Pension and Other Postretirement   Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R." This standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is evaluating the impact of this statement on its financial statements and does not believe that it will have a material impact on the company’s financial position or results of operations.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
OCTOBER 31, 2006 AND 2005 (UNAUDITED)

NOTE 2-  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                   Reclassifications

The loss from discontinued operations for the six months ended October 31, 2005 was reclassified to reflect the sale of the Company’s only operating business activity in the condensed consolidated statements of operations in accordance with the provisions of SFAS 144. The reclassification had no effect on net loss for the six-month period ended October 31, 2005. The reclassifications had no effect on net loss for the six months ended October 31, 2006.

NOTE 3-  COMMITMENTS AND CONTINGENCIES

                   Operating leases

The Company lease, as tenant, restaurant space under an operating lease, which expired June 30, 2005 and was not renewed. The lease escalated for increases in the landlord’s expenses for increases in the Consumer Price Index, and required additional rentals based on a percentage of restaurant sales over a defined amount. The lease granted the Company certain concessions, which were amortized to lease expense over the term of the lease.

Rental expense during the six months ended October 31, 2006 and 2005 was $210 and $43,132, respectively.

NOTE 4-     MARRIOTT LICENSE

The Company was an exclusive supplier of sports memorabilia and a consultant to all new Champions Sports Bars located in Marriott and Renaissance Hotels worldwide. This agreement was terminated by Marriott effective May 28, 2005.

NOTE 5-  OTHER ACCRUED EXPENSES

This account represents accrued officer’s payroll and related payroll taxes.

NOTE 6-  OFFICER LOANS PAYABLE

For the six months ended October 2006, the Company received working capital advances from an officer of the Company which are due on demand without interest.

NOTE 7-  STOCKHOLDERS’ DEFICIT

                   Common Stock

The Company has 50,000,000 shares authorized and 17,824,658 shares issued and outstanding at October 31, 2006.

In October 2006, the Company issued 1,000,000 shares of common stock, a five-year warrant to purchase up to 500,000 shares of common stock at an exercise price of $.15 per share, and a five-year warrant to purchase up to 500,000 shares of common stock at an exercise price of $.25 per share to the holder of 32,450 shares of the Registrant’s preferred stock, representing all of the outstanding shares of preferred stock, in exchange for the cancellation of such shares and the waiver of all accrued and unpaid dividends on such shares, which totaled $350,460. These securities were issued in reliance upon the exemption from registration provided by Sections 3(a)(9) of the Securities Act.

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
OCTOBER 31, 2006 AND 2005 (UNAUDITED)

NOTE 7-  STOCKHOLDERS’ DEFICIT (CONTINUED)

                   Preferred Stock

The Company has 56,075 shares of preferred stock authorized and 0 shares issued and outstanding at October 31, 2006.

There were no issuances of preferred stock during the six months ended October 31, 2006. The 32,450 shares as of July 31, 2006 were cancelled in October 2006.

NOTE 8-  GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company has sustained net operating losses for the years ended April 30, 2006 and 2005 and for the six months ended October 31, 2006 and has sustained large accumulated deficits that raise substantial doubt about its ability to continue as a going concern. In addition, the Company is in search of acquiring a business, or finding a suitable merger candidate.

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

At October 31, 2006 and 2005, deferred tax assets consist of the following:

	2006	2005
Deferred tax asset	$2,439,876	$2,418,296
Less: valuation allowance	(2,439,876)	(2,418,296)
Net deferred tax asset	$-0-	$-0-

CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)
OCTOBER 31, 2006 AND 2005 (UNAUDITED)

NOTE 9-   PROVISION FOR INCOME TAXES (CONTINUED)

At October 31, 2006 and 2005, the Company had federal net operating loss carryforwards in the approximate amounts of $6,971,075 and $6,909,418 available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 10-   DISPOSAL OF BUSINESS

On June 23, 2005, the Company ceased operations for its’ only sports bar located in San Antonio, Texas. Fixed assets with a net book value of $152,520 were sold for $10,000 and inventory consisting of primarily restaurant food and beverage was sold for $3,200. The Company’s condensed consolidated financial statements have been reclassified to reflect this sale as discontinued operations, for all periods presented. Summarized operating results of discontinued operations are as follows:

	October 31,	October 31,
	2006	2005

Revenues	$0	$0
Net loss before income taxes	$0	$(165,103)
Provision for taxes	$-	$-
Net loss	$0	$(165,103)
Net loss per share	$(0.00)	$(0.01)
Diluted loss per share	$(0.00)	$(0.00)

Item 2.   Managements Discussion and Analysis of Financial Condition and Results of Operations.

There is substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent auditor, for the year ending April 30, 2006, has expressed substantial doubt that the Company can continue as a going concern due to recurring losses and working capital shortage and that there is no guarantee that the Company will be able to raise enough capital or generate revenues to sustain its operations. The Company is continuing to face severe liquidity and cash problems as of date of the filing of this 10-QSB and has been meeting its working capital needs by receiving advances from its executive officer, James Martell, from June 2006 through October 2006. The Company can give no assurance that these advances can continue. It is the intention of the Company to continue operations until such time as Champions finds a new business opportunity, merges with another company or raises additional financing, although there is no assurance that this can be done on terms satisfactory to the Company. The Company is pursuing various business opportunities in order to continue operations. If the Company’s liquidity situation does not improve, the Company might have to discontinue its business as a going concern.

The Company ceased its restaurant operations at San Antonio Champions location on June 23, 2005. The lease on that location expired on June 30, 2005 and the Company vacated the premise on that date. The Company’s condensed consolidated financial statements have been reclassified to reflect this cessation of business as discontinued operations for the comparative six months period ending October 31, 2005.

Through October 31, 2006 and currently, the business plan for the Company is to actively pursue opportunities to initiate new ventures on its own and also to pursue opportunities whereby the Company will primarily serve as a vehicle for the acquisition of a target business that the Company believes will have significant growth potential. The Company intends to use its capital stock, to effect a new business or a business combination with a private company that desires to establish a public trading market for its securities while avoiding what it may deem to be adverse consequences of undertaking a public offering itself, such as time delays, significant expense, loss of voting control and other burdens including significant professional fees. The business combination may be with a financially stable, mature company or a company that is financially unstable or in its early stages of development or growth.

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

- experience and skill of the target’s management and availability of additional personnel; o the capital requirements of the target;

- competitive position of the target;

- stage of development that the target’s products, processes or services are at;

- degree of current or potential market acceptance of the target’s products, processes or services;

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

Results of Operation

       For the six months ended October 31, 2006, the Company’s net loss was $36,888 and the net loss for the three months ended October 31, 2006 was $19,568. The Company’s total assets for the six months ended October 31, 2006 were $352. For the six months ended October 31, 2005, the Company’s net loss was $278,949 and the net loss for the three months ended October 31, 2005 was $43,099. The Company’s total assets for the six months ended October 31, 2005 were $44,939.

Revenues

       The Company’s total operating revenues were $0.00 for the six months ended October 31, 2006 and $0.00 for the three-month period ended October 31, 2006. The Company ceased operations at San Antonio Champions restaurant location on June 23, 2005 after the lease on that location expired. The Company’s condensed consolidated financial statements have been reclassified to reflect this cessation of business as discontinued operations for the comparative six months period ending October 31, 2005.

Expenses

       General and administrative expenses were $36,888 for the six months ended October 31, 2006 and $19,568 for the three months ended October 31, 2006 compared to $113,846 for the six months ended October 31, 2005 and $43,847 for the three months ended October 31, 2005, which reflected the expenses of discontinuing the Champions restaurant operations in 2005.

Liquidity and Capital Resources

       The Company’s cash position as of October 31, 2006 was $352 compared to $540 on April 30, 2006. For the six month period, the Company’s continuing operations used $37,188 in cash. The Company met its liquidity needs by receiving advances from its executive officer, James Martell.

       The Company’s working capital was a negative $356,941 on October 31, 2006 and a negative $670,513 on April 30, 2006, This reduction was due to the conversion of a current liability of $350,460 of dividend payment on preferred stock that was converted to 1,000,000 shares of common stock, a five-year warrant to purchase up to 500,000 shares of common stock at an exercise price of $.15 per share, and a five-year warrant to purchase up to 500,000 shares of common stock at an exercise price of $.25 per share. The Company’s working capital is very unfavorable when compared to other public companies.

Other

       On October 16, 2006, the Registrant agreed to issue 1,000,000 shares of common stock, a five-year warrant to purchase up to 500,000 shares of common stock at an exercise price of $.15 per share, and a five-year warrant to purchase up to 500,000 shares of common stock at an exercise price of $.25 per share to the holder of 32,450 shares of the Registrant’s preferred stock, representing all of the outstanding shares of preferred stock, in exchange for the cancellation of such shares and the waiver of all accrued and unpaid dividends on such shares, which totaled $350,460. These securities were issued in reliance upon the exemption from registration provided by Sections 3(a)(9) of the Securities Act.

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

       The Company is continuing to incur losses through October 31, 2006 and there is substantial doubt about the Company’s ability to continue as a going concern, which means that the Company may not be able to continue operations unless it obtains additional funding, finds a new business opportunity or merges with or is acquired by another company. The Company is actively pursuing merger or acquisition candidates and other financing possibilities to meet its liquidity needs. There is no assurance that the Company will be able to structure a merger or acquisition, or raise additional financing to continue operations on terms satisfactory to the Company.

       The loss of the services of the Company’s key employee, James Martell, the Company’s Chairman, President and CEO, may have a material adverse affect on the Company’s business, financial condition and its ability to find a new business opportunity, obtain additional funding or structuring a merger or acquisition.

       The Company may, in the future, issue additional shares of the Company’s common stock, which would reduce shareholders’ percent of ownership and may dilute their share value. The Company’s Articles of Incorporation authorize the issuance of 50,000,000 shares of common stock, par value $.001 per share. As of December 12, 2006 the Company had 17,824,658 shares of common stock issued and outstanding. The future issuance of all or part of the remaining authorized common stock may result in substantial dilution in the percentage of the common stock held by the Company’s then existing shareholders. The Company may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by the shareholders, and might have an adverse effect on any trading market for the Company’s common stock.

       The Company’s common stock may be affected by sporadic or limited trading volume and may fluctuate significantly. Although the Company’s common stock has continually been trading publicly since 1985, at times actively, it can be currently considered to be trading on a sporadic or limited basis on the OTC Bulletin Board in comparison to the NASDAQ National Market, the American Stock Exchange, New York Stock Exchange and other national securities exchanges and there can be no assurance that an active trading market for the common stock will develop. As a result, this could adversely affect the shareholders’ ability to sell their common stock in short time periods, or possibly at all. Therefore, the Company cannot assure that there will be liquidity in the common stock. The common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations, which could adversely affect the market price of the common stock without regard to the Company’s operating performance. In addition, the Company believes that factors such as quarterly fluctuations in the Company’s financial results and changes in the overall economy or the condition of the financial markets could cause the price of the common stock to fluctuate substantially.

       The Company’s common stock is deemed to be "penny stock," which may make it more difficult for shareholders to resell their shares due to suitability requirements. The common stock is a penny stock. Penny stocks generally are equity securities with a price of less than $5.00 per share other than securities registered on certain national securities exchanges or quoted on the NASDAQ Stock Market, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The Company’s securities may be subject to "penny stock rules" that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the "penny stock rules" require the delivery, prior to the transaction, of a disclosure schedule prescribed by the Commission relating to the penny stock market. The broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information on the limited market in penny stocks. Consequently, the "penny stock rules" may restrict the ability of broker-dealers to sell Company’s securities and may have the effect of reducing the level of trading activity of the common stock in the secondary market. The foregoing required penny stock restrictions will not apply to securities if such securities maintain a market price of $5.00 or greater. The Company can give no assurance that the price of its securities will reach or maintain such a level.

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

Item 4.   Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, the Company’s chief executive officer concluded that, the Company’s disclosure controls and procedures are not effective to ensure that information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

The Company’s Board of Directors was advised by Bagell, Josephs, Levine & Company, L.L.C., the Company’s independent registered public accounting firm, that during their performance of audit procedures for FY 2006, Bagell, Josephs, Levine & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting.

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

Part II.   Other Information

Item 4.   Submission of Matters to A Vote of Security Holders

       None

Item 6.   Exhibits and Reports on Form 8-K

       On October 20, 2006, the Company filed a Form 8-K regarding the issuance on October 16, 2006, of 1,000,000 shares of common stock, a five-year warrant to purchase up to 500,000 shares of common stock at an exercise price of $.15 per share, and a five-year warrant to purchase up to 500,000 shares of common stock at an exercise price of $.25 per share to the holder of 32,450 shares of the Registrant’s preferred stock, representing all of the outstanding shares of preferred stock, in exchange for the cancellation of such shares and the waiver of all accrued and unpaid dividends on such shares, which totaled $350,460. These securities were issued in reliance upon the exemption from registration provided by Sections 3(a)(9) of the Securities Act.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CHAMPIONS Sports, Inc.

/s/ James Martell
James Martell
Chairman, President , CEO and CFO
Date: December 12, 2006

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

Date: December 12, 2006

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

Date: December 12, 2006

By:	/s/ James Martell
James Martell
Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Champions Sports, Inc. (the "Company") on Form 10-QSB for the six months ended October 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to their knowledge:

1.     The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated December 12, 2006	By:	/s/ James Martell
James M. Martell, Chief Executive Officer and
Chief Financial Officer