Form 10QSB
period 2007-01-31
CHAMPIONS BIOTECHNOLOGY, INC.
filed 2007-03-19
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Mark One

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   to

Commission file number  0-17263

CHAMPIONS BIOTECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1401755
(State or other jurisdiction of	(I.R.S. Employer
organization)	Identification No.)

2200 Wilson Blvd., Suite 102-316, Arlington VA 22201
(Address of principal executive offices)
(Zip code)

(703) 526-0400
(Registrant’s telephone number, including area code)

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    x   No

       As of March 14, 2007 the Registrant had a total of 27,624,658 shares of common stock outstanding.

CHAMPIONS BIOTECHNOLOGY, INC.
FORM 10-QSB

INDEX

		Page
Part I.	Financial Information

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheet as of January 31, 2007 (Unaudited)	5

	Condensed Consolidated Statements of Operations
	for the nine months and three months ended January 31, 2007 and
	January 31, 2006 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flow for the
	nine months ended January 31, 2007 and January 31, 2006 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8-17

	Item 2. Management’s Discussions and Analysis
	of Financial Condition and Results of Operations	18-24

	Item 3. Controls and Procedures	24

Part II.	Other Information and Signatures
	Item 1. Legal Proceedings	25
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
	Item 3. Defaults Upon Senior Securities	25
	Item 4. Submission of Matters to a Vote of Security Holders	25
	Item 5. Other Information	25
	Item 6. Exhibits	25
	Signatures	26

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		27
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		28
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		29

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2007 AND 2006 (UNAUDITED)

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2007 AND 2006 (UNAUDITED)

Page
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheet as of January 31, 2007 (Unaudited)	5

Condensed Consolidated Statements of Operations for the Nine months
Ended January 31, 2007 AND 2006(Unaudited)	6

Condensed Consolidated Statements of Cash Flows for the Nine months Ended
January 31, 2007 AND 2006(Unaudited)	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	8-17

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONDENSED BALANCE SHEET
JANUARY 31, 2007 (UNAUDITED)

ASSETS
2007
CURRENT ASSETS
Cash and cash equivalents	$20,779
Total current assets	20,779

TOTAL ASSETS	$20,779

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$21,662
Other accrued expenses	311,563
Officer loans payable	43,693
Total current liabilities	376,918

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ (DEFICIT)
Preferred stock, $10 par value; 56,075 shares authorized;
0 shares issued and outstanding	-
Common stock, $.001 par value; 50,000,000 shares authorized;
27,324,658 issued and outstanding	27,325
Additional paid-in capital	6,668,993
Accumulated deficit	(7,008,273)
Less: prepaid consulting	(44,184)
Total stockholders’ (deficit)	(356,139)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT)	$20,779

The accompanying notes are an integral part of these condensed consolidated financial statements.

 CHAMPIONS BIOTECHNOLOGY, INC.bFORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIESbCONDENSED STATEMENTS OF OPERATIONSbFOR THE NINE MONTHS ENDED JANUARY 31, 2007 AND 2006 (UNAUDITED)

	Nine Months Ended January 31,		Three Months Ended January 31,
	2007	2006	2007	2006
OPERATING REVENUE
Sales	$-	$-	$-	$-

Total operating revenue	-	-	-	-

COSTS AND OPERATING EXPENSES
General and administrative	74,086	146,803	37,198	61,543

Total costs and operating expenses	74,086	146,803	37,198	61,543

LOSS BEFORE OTHER (EXPENSE)	(74,086)	(146,803)	(37,198)	(61,543)

DISCONTINUED OPERATIONS
Loss from discontinued operations (net of taxes)	-	(17,676)	-	(16,168)
Loss on disposal of assets	-	(142,520)	-	-

Total discontinued operations	-	(160,196)	-	(16,168)

NET (LOSS) BEFORE PROVISION FOR INCOME TAXES	(74,086)	(306,999)	(37,198)	(77,711)
Provision for income taxes	-	-	-	-

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(74,086)	$(306,999)	$(37,198)	$(77,711)

BASIC LOSS PER COMMON SHARE	$(0.00)	$(0.02)	$(0.00)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING	20,489,493	16,824,658	18,091,931	16,824,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONDENSED STATEMENTS OF CASH FLOW
FOR THE NINE MONTHS ENDED JANUARY 31, 2007 AND 2006 (UNAUDITED)

	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES
Continuing Operations:
Net loss	$(74,086)	$(146,803)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:

Adjustments to reconcile net income (loss) to net change
in operating activities:
Accounts payable	(11,589)	1,620
Other accrued expenses	24,221	59,854
Total adjustments	12,632	61,474

Net cash (used in) operating activities - operations	(61,454)	(85,329)

Discontinued Operations:
Loss from discontinued operations	-	(160,196)

Adjustments to reconcile net loss to net cash
provided by operating activities:
Loss on disposal of assets	-	142,520

Changes in assets and liabilities
Inventories	-	18,459
Deposits	-	11,052
Total adjustments	-	172,031

Net cash provided by operating activities - discontinued operations	-	11,835

Net cash (used in) operating activities -
continuing and discontinued operations	(61,454)	(73,494)

CASH FLOWS FROM FINANCING ACTIVITIES
Continuing Operations:
Proceeds from officers loans payable	43,693	-
Proceeds from the sale of restricted common stock	38,000

Discontinued Operations:
Proceeds from sale of assets	-	10,000

Net cash provided by investing activities	81,693	10,000

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	20,239	(63,494)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	540	84,513

CASH AND CASH EQUIVALENTS - END OF PERIOD	$20,779	$21,019

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$2,277	$-
Income tax paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES:
In January 2007, the Company issued 340,000 stock options for prepaid consulting services valued at $44,184.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2007 AND 2006 (UNAUDITED)

NOTE 1-     ORGANIZATION AND BASIS OF PRESENTATION

Champions Biotechnology, Inc., (the “Company”) is a biotechnology company that intends to engage in the acquisition and early stage development of a portfolio of new therapeutic drug candidates and also the acquisition and development of novel technologies that the Company hopes will improve methods of and approaches to disease treatment.

The Company was incorporated under the laws of the State of Delaware in June 1985 as a merger and acquisition company under the name "International Group, Inc." In September 1985, the Company completed a public offering, and in January 1986, acquired the world-wide rights to the Champions sports theme restaurant concept and subsequently changed its name to “Champions Sports, Inc.” In 1997, the Company sold its Champions service mark and concept for sports themed restaurants to Marriott International, Inc. and since then until January 2007, had been seeking a new business direction. In January 2007, the Company changed its name to Champions Biotechnology, Inc. to reflect the decision of the Company to focus on biotechnology as its new business approach.

The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that the condensed consolidated financial statements be read in conjunction with the April 30, 2006 audited financial statements and the accompanying notes thereto. The results for the nine months ended January 31, 2007 may not be indicative of the results for the entire year.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for fair presentation of the information contained herein.

The Company has reclassified its financial statements to take effect for the disposal of its only operating business.

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JANUARY 31, 2007 AND 2006 (UNAUDITED)

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

Depreciation and amortization expense was $0 and $0 for the Nine months ended January 31, 2007 and 2006, respectively.

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

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JANUARY 31, 2007 AND 2006 (UNAUDITED)

NOTE 2-     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following is a reconciliation of the computation for basic and diluted EPS:

	2007	2006

Net loss	$(74,086)	$(306,999)

Weighted-average common shares
Outstanding (Basic)	20,489,493	16,824,658

Weighted-average common stock
Equivalents
Stock options		-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	20,489,493	16,824,658

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for January 31, 2007 and 2006 because inclusion would have been antidilutive.

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

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JANUARY 31, 2007 AND 2006 (UNAUDITED)

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

                   Stock-Based Compensation

Employee stock awards prior to periods beginning January 1, 2006 under the Company’s compensation plans are accounted under the Company’s for in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”, and related interpretations. The Company provides the disclosure requirements of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“FAS 123”), and related interpretations. Stock-based awards to non-employees are accounted for under the provisions of FAS 123 and the Company has adopted the enhanced disclosure provisions of FAS No. 148 “Accounting for Stock-Based Compensation- Transition and Disclosure,” an amendment of FAS No. 123.

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

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JANUARY 31, 2007 AND 2006 (UNAUDITED)

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

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JANUARY 31, 2007 AND 2006 (UNAUDITED)

NOTE 2-      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                   Recent Accounting Pronouncements (Continued)

Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 156 is not anticipated to have a material impact on the Company’s financial position or results of operations.

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

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JANUARY 31, 2007 AND 2006 (UNAUDITED)

NOTE 2-      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                   Recent Accounting Pronouncements (Continued)

This standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is evaluating the impact of this statement on its financial statements and believes that such impact may be material.

                   Reclassifications

The loss from discontinued operations for the nine months ended January 31, 2006 was reclassified to reflect the sale of the Company’s only operating business activity in the condensed consolidated statements of operations in accordance with the provisions of FAS 144. The reclassifications had no effect on net loss for the nine months ended January 31, 2007 and 2006, respectively.

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JANUARY 31, 2007 AND 2006 (UNAUDITED)

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

Rental expense during the nine months ended January 31, 2007 and 2006 was $315 and $43,132, respectively.

NOTE 4-     MARRIOTT LICENSE

The Company was an exclusive supplier of sports memorabilia and a consultant to all new Champions Sports Bars located in Marriott and Renaissance Hotels worldwide. This agreement was terminated by Marriott effective May 28, 2005.

NOTE 5-     OTHER ACCRUED EXPENSES

This account represents accrued officer’s payroll and related payroll taxes.

NOTE 6-      OFFICER LOANS PAYABLE

The Company has received working capital advances from an officer of the Company which are due on demand without interest.

NOTE 7-     STOCKHOLDERS’ DEFICIT

                   Common Stock

The Company has 50,000,000 shares authorized and 27,324,658 shares issued and outstanding at January 31 2007.

There were 10,500,000 shares of common stock issued during the Nine months ended January 31, 2007.

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JANUARY 31, 2007 AND 2006 (UNAUDITED)

NOTE 7-     STOCKHOLDERS’ DEFICIT (CONTINUED)

                   Preferred Stock

The Company has 56,075 shares of preferred stock authorized and 0 shares issued and outstanding at January 31, 2007.

There were no issuances of preferred stock during the nine months ended January 31, 2007. The 32,450 shares as of July 31, 2006 were cancelled in October 2006.

                   Stock Options

On January 15, 2007, the Company entered into various agreements with consultants to issue three hundred and forty thousand options, exercisable over a five year period based on a fair value exercise price on the date of issuance ($0.17) exercisable expiring through January 15, 2012 for services to be rendered. The options vest on January 15, 2008 and have been valued at $44,184 using the Black-Scholes Model with an annualized volatility rate of 100% and a bond interest rate of 4.43%.

NOTE 8-     GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company has sustained net operating losses for the nine months ended January 31, 2007 and 2006 and has sustained large accumulated deficits that raise substantial doubt about its ability to continue as a going concern.

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

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JANUARY 31, 2007 AND 2006 (UNAUDITED)

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

At January 31, 2007 and 2006, deferred tax assets consist of the following:

	2007	2006
Deferred tax asset	$2,452,896	$2,428,114
Less: valuation allowance	(2,452,896)	(2,428,114)
Net deferred tax asset	$-0-	$-0-

At January 31, 2007 and 2006, the Company had federal net operating loss carryforwards in the approximate amounts of $7,008,273 and $6,937,468 available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 10-      DISPOSAL OF BUSINESS

On June 23, 2005, the Company ceased operations of it’s only sports bar located in San Antonio, Texas. Fixed assets with a net book value of $152,520 were sold for $10,000 and inventory consisting of primarily restaurant food and beverage was sold for $3,200. The Company’s condensed consolidated financial statements have been reclassified to reflect this sale as discontinued operations, for all periods presented. Summarized operating results of discontinued operations are as follows:

	January 31,	January 31,
	2007	2006

Revenues	$-	$-
Net loss before income taxes	$-	$(160,196)
Provision for taxes	$-	$-
Net loss	$-	$(160,196)
Net loss per share	$-	$(0.01)
Diluted loss per share	$-	$(0.01)

NOTE 11-      SUBSEQUENT EVENT

On February 14, 2007 the Company agreed to acquire all of the patent rights underlying a pending U.S. Patent Application. The purchase price for the patent rights consisted of an aggregate of up 550,000 restricted shares of common stock, of which 300,000 were issued to four individuals upon execution of the acquisition agreement and 250,000 restricted shares are issuable upon the issuance of the patent based on the U.S. Patent Application. The transaction will be accounted under FASB 142 “Goodwill and other Intangible Assets”.

Item 2.   Managements Discussion and Analysis of Financial Condition and Results of Operations.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

       This document contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act that inherently involve risk and uncertainties. The Company generally uses words such as "believe," "may," "could," "will," "intend," "estimate," "expect," "anticipate," "plan," "likely," "promise" and similar expressions to identify forward-looking statements. One should not place undue reliance on these forward-looking statements. The Company’s actual results could differ materially from those anticipated in the forward-looking statements for many unforeseen factors, which may include, but are not limited to, changes in general economic conditions, the ongoing threat of terrorism, ability to have access to financing sources on reasonable terms and other risks that are described in this document. Although the Company believes the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and the Company’s future results, levels of activity, performance or achievements may not meet these expectations. The Company does not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in the Company’s expectations, except as required by law.

Overview

       Champions Biotechnology, Inc. is a biotechnology company that intends to engage in the acquisition and early stage development of a portfolio of new therapeutic drug candidates and also the acquisition and development of novel technologies that the Company hopes will improve methods of and approaches to disease treatment. This will be accomplished by drawing upon the established expertise, knowledge and insight of experts, including two of the Company’s shareholders, Drs. David Sidransky and Manuel Hidalgo, who have wide-ranging contacts in the pharmaceutical industry, academia and government.

       The Company plans to develop a portfolio of new therapeutic drug candidates through pre-clinical trials and possibly early phase ("first in man") clinical trials. If therapeutic drug candidates reach this early stage of development, the Company intends to partner with, sell or license to pharmaceutical and/or biotechnology companies, as appropriate. Management believes this strategy will enable the Company to leverage the competencies of these partners or licensees to maximize the Company’s return on investment in a relatively short time frame. This model is unlike that of typical new biotechnology companies that look to bring the process of drug development through all phases of discovery, development, regulatory approvals, and marketing, which requires a very large financial commitment and a long time, typically more than a decade, to realize.

       In February 2007, the Company acquired the patent rights to two Benzoylphenylurea (BPU) sulfur analog compounds that have shown promising potent activity against prostate and pancreatic cancer cell lines (Journal of Medicinal Chemistry, 2006, Vol. 49, No.7, 2357-2360).  The acquired rights include pending U.S. Patent Application no. 11/673,519 and the corresponding international patent application (PCT/US2006/014449) filed under the Patent Cooperation Treaty (PCT), both entitled Design and Synthesis of Novel Tubulin Polymerization Inhibitors:  Benzoylphenylurea (BPU) Sulfur Analogs.

       The Company was incorporated under the laws of the State of Delaware in June 1985 as a merger and acquisition company under the name "International Group, Inc." In September 1985, the Company completed a public offering, and in January 1986, acquired the world-wide rights to the Champions sports theme restaurant concept and subsequently changed its name to “Champions Sports, Inc.” In 1997, the Company sold its Champions service mark and concept for sports themed restaurants to Marriott International, Inc. and since then until January 2007, had been seeking a new business direction. In January 2007, the Company changed its name to Champions Biotechnology, Inc. to reflect the decision of the Company to focus on biotechnology as its new business approach.

RISK FACTORS

       You should carefully consider the risks described below together with all of the other information included in this report on Form 10-QSB. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known or that we currently consider insignificant may also impair our business operations in the future. An investment in our common stock is very risky. If any of the following risks materialize, our business, financial condition or results of operations could be adversely affected. In such an event, the trading price of our common stock could decline, and you may lose part or all of your investment. When used in these risk factors, the terms "we" or "our" refer to Champions Biotechnology, Inc.

We historically have lost money, expect losses to continue for the foreseeable future and may never achieve profitability.

We historically have lost money. In the year ended April 30, 2006, we sustained net losses of approximately $303,718, and for the nine months ended January 31, 2007 we sustained net losses of approximately $74,086. In the year ended April 30, 2005, we sustained a net loss of approximately $246,544. At January 31, 2007, we had an accumulated deficit of approximately $7,008,273.

The amount of these losses may vary significantly from year-to-year and quarter-to-quarter and will depend on, among other factors:

the timing and cost of product and technology development;
the progress and cost of preclinical and possibly early phase clinical development programs;
the timing and cost of obtaining necessary regulatory approvals; and
the costs of pending and any future litigation of which we may be subject.

We currently have no operations and do not have any commercially marketable products or technologies. We intend to engage in product research and development, a process that requires significant capital expenditures, and we do not have any other sources of revenue to off-set such expenditures. Accordingly, we expect to generate additional operating losses at least until such time as we are able to generate significant revenues.

To become profitable, we will need to generate revenues to off-set our operating costs, including our general and administrative expenses. We may not achieve or, if achieved, sustain our revenue or profit objectives, and our losses may increase in the future, and, ultimately, we may have to cease operations.

In order to generate new and significant revenues, we must successfully develop our products and then partner with, sell or license to pharmaceutical and/or biotechnology companies, as appropriate, who can successfully commercialize them. Even if our proposed products are commercially introduced, they may never achieve market acceptance and we may never generate significant revenues or achieve profitability.

Our independent auditor has expressed substantial doubt about our ability to continue as a going concern. We need to raise substantial additional capital to fund our operations and we may be unable to raise such funds on a timely basis and on acceptable terms.

In its audit report relating to our fiscal year ended April 30, 2006, our independent auditor expressed substantial doubt our ability to continue as a going concern due to recurring losses and working capital shortage and the fact that there is no guarantee that we will be able to raise enough capital or generate revenues to sustain our operations. As of the date of this filing, we have not alleviated our working capital needs. We have been meeting our working capital needs with advances from our executive officer, James Martell. In addition, we received proceeds of $38,000 through the sale of restricted common shares in January 2007. If we must devote a substantial amount of time to raising capital, it will delay our ability to achieve our business goals within the time frames that we now expect, which could increase the amount of capital we need. In addition, the amount of time expended by our management on fund raising distracts them from concentrating on our business affairs.

Our lack of operating history in the biotechnology industry makes it difficult to evaluate or predict our future business prospects.

We have no operating history in the biotechnology industry, and our operating results are impossible to predict because we have not begun selling any products. We are in the development stage, and our proposed operations are subject to all of the risks inherent in establishing a new business enterprise, including:

the absence of an operating history;
the lack of commercialized products;
insufficient capital;

expected substantial and continual losses for the foreseeable future;
limited experience in dealing with regulatory issues;
limited marketing experience;
an expected reliance on third parties for the commercialization of our proposed products;
a competitive environment characterized by numerous, well-established and well-capitalized competitors;
uncertain market acceptance of our proposed products; and
reliance on key personnel.

The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the formation of a new business, the development of new technology, and the competitive and regulatory environment in which we will operate.

Because we are subject to these risks, you may have a difficult time evaluating our business and your investment in our company.

Our initial proposed products are in the early development stages and will likely not be commercially introduced for several years, if at all.

Our proposed initial products still are in the early development stage and will require further development, preclinical and early phase clinical testing and investment prior to their possible commercialization in the United States and abroad. We cannot be sure that these products in development will:

be successfully developed;
prove to be safe and efficacious in clinical trials;
meet applicable regulatory standards or obtain required regulatory approvals;
demonstrate substantial protective or therapeutic benefits in the prevention or treatment of any disease;
be capable of being produced in commercial quantities at reasonable costs;
obtain coverage and favorable reimbursement rates from insurers and other third-party payors; or
be successfully marketed or achieve market acceptance by physicians and patients.

We have very limited staffing and will continue to be dependent upon key employees.

Our success, currently, is dependent upon the efforts of our only employee, James Martell, our Chairman, President and CEO. The loss of Mr. Martell’s services would have a material adverse affect on our business and financial condition. We will need to develop a management team and attract and retain qualified personnel in all functional areas to expand and grow our business. This will be difficult in the biotechnology industry, where competition for skilled personnel is intense.

Because our industry is very competitive and many of our competitors have substantially greater capital resources and more experience in research and development than us, we may not succeed in developing our proposed products and technologies and having them brought to market.

Competition in the pharmaceutical industry is intense. Potential competitors in the United States and abroad are numerous and include pharmaceutical, chemical and biotechnology companies, most of which have substantially greater capital resources and more experience in research and development than us. Academic institutions, hospitals, governmental agencies and other public and private research organizations are also conducting research and seeking patent protection and may develop and commercially introduce competing products or technologies on their own or through joint ventures. We cannot assure you that our competitors will not succeed in developing similar technologies and products more rapidly than we do, commercially introducing such technologies and products to the marketplace prior to introduction of our products, or that these competing technologies and products will not be more effective or successful than any of those that we currently are developing or will develop.

If we are unable to protect our intellectual property, we may not be able to compete as effectively.

The biotechnology industry places considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success will depend, in part, upon our ability to obtain, enjoy and enforce protection for any products we develop or acquire under United States and foreign patent laws and other intellectual property laws, preserve the confidentiality of our trade secrets and operate without infringing the proprietary rights of third parties.

Where appropriate, we will seek patent protection for certain aspects of our technology. However, our owned and licensed patents and patent applications may not ensure the protection of our intellectual property for a number of other reasons:

  Competitors may interfere with our patents and patent process in a variety of ways. Competitors may claim that they invented the claimed invention before us or may claim that we are infringing on their patents and therefore we cannot use our technology as claimed under our patent. Competitors may also have our patents reexamined by showing the patent examiner that the invention was not original or novel or was obvious.

  We are in the development stage and will be in the process of developing proposed products and technologies. The mere receipt of a patent does not necessarily provide much practical protection. If we receive a patent with a narrow scope, then it will be easier for competitors to design products that do not infringe on our patent. Even if the development of our proposed products is successful and approval for sale is obtained, there can be no assurance that applicable patent coverage, if any, will not have expired or will not expire shortly after this approval. Any expiration of the applicable patent could have a material adverse effect on the sales and profitability of our proposed product.

  Enforcing patents is expensive and may require significant time by our management. In litigation, a competitor could claim that our issued patents are not valid for a number of reasons. If the court agrees, we would lose protection on products covered by those patents.

  We also may support and collaborate in research conducted by government organizations or universities. We cannot guarantee that we will be able to acquire any exclusive rights to technology or products derived from these collaborations. If we do not obtain required licenses or rights, we could encounter delays in product development while we attempt to design around other patents or we may be prohibited from developing, manufacturing or selling products requiring these licenses. There is also a risk that disputes may arise as to the rights to technology or products developed in collaboration with other parties.

It also is unclear whether efforts to secure our trade secrets will provide useful protection. While we will use reasonable efforts to protect our trade secrets, our employees or consultants may unintentionally or willfully disclose our proprietary information to competitors resulting in a loss of protection. Enforcing a claim that someone else illegally obtained and is using our trade secrets, like patent litigation, is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Finally, our competitors may independently develop equivalent knowledge, methods and know-how.

Claims by others that our products infringe their patents or other intellectual property rights could adversely affect our financial condition.

The biotechnology industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Patent applications are maintained in secrecy in the United States and also are maintained in secrecy outside the United States until the application is published. Accordingly, we can conduct only limited searches to determine whether our technology infringes the patents or patent applications of others. Any claims of patent infringement asserted by third parties would be time-consuming and could likely:

result in costly litigation;
divert the time and attention of our technical personnel and management;
cause product development delays;
require us to develop non-infringing technology; or
require us to enter into royalty or licensing agreements.

Although patent and intellectual property disputes in the biotechnology industry often have been settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and often require the payment of ongoing royalties, which could hurt our gross margins. In addition, we cannot be sure that the necessary licenses would be available to us on satisfactory terms, or that we could redesign our products or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing, manufacturing and selling some of our products, which could harm our business, financial condition and operating results.

If any of our products that we license or partner with pharmaceutical and/or biotechnology companies fail to obtain regulatory approval to commercially manufacture or if approval is delayed or withdrawn, we will be unable to generate revenue from the sale or license of our products.

Our products have to obtain regulatory approval to be able to be sold in the United States and abroad. In the United States, approval of the FDA has to be obtained for each product or drug to be commercialized. The FDA approval process is typically lengthy and expensive, and approval is never certain. Products to be commercialized abroad are subject to similar foreign government regulation.

Generally, only a very small percentage of newly discovered pharmaceutical products that enter preclinical development are approved for sale. Because of the risks and uncertainties in biopharmaceutical development, our proposed products could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. If regulatory approval is delayed or never obtained, our management’s credibility, the value of our company and our operating results and liquidity might be adversely affected. Furthermore, even if a product gains regulatory approval, the product and the manufacturer of the product may be subject to continuing regulatory review. Even after obtaining regulatory approval, the product may be restricted or prohibited from marketing or manufacturing a product if previously unknown problems with the product or its manufacture are subsequently discovered.

Even if our proposed products receive FDA approval, they may not achieve expected levels of market acceptance, which could have a material adverse effect on our business, financial position and operating results and could cause the market value of our common stock to decline.

Even if our proposed products obtain required regulatory approvals, the success of those products is dependent upon market acceptance by physicians and patients. Levels of market acceptance for our new products could be impacted by several factors, including:

the availability of alternative products from competitors;
the price of our products relative to that of our competitors;
the timing of our market entry; and
the ability to market our products effectively.

Some of these factors are not within our control. Our proposed products may not achieve expected levels of market acceptance. Additionally, continuing studies of the proper utilization, safety and efficacy of pharmaceutical products are being conducted by the industry, government agencies and others. Such studies, which increasingly employ sophisticated methods and techniques, can call into question the utilization, safety and efficacy of previously marketed products. In some cases, these studies have resulted, and may in the future result, in the discontinuance of product marketing. These situations, should they occur, could have a material adverse effect on our business, financial position and results of operations, and the market value of our common stock could decline.

Because the biotechnology industry is heavily regulated, we face significant costs and uncertainties associated with our efforts to comply with applicable regulations. Should we fail to comply, we could experience material adverse effects on our business, financial position and results of operations, and the market value of our common stock could decline.

The biotechnology industry is subject to regulation by various federal and state governmental authorities. For example, we must comply with FDA requirements with respect to the development of our proposed products and our early clinical trials, and if any of our proposed products are approved, the manufacture, labeling, sale, distribution, marketing, advertising and promotion of our products. Failure to comply with FDA and other governmental regulations can result in fines, disgorgement, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA’s review of NDAs, enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Despite our efforts at compliance, there is no guarantee that we may not be deemed to be deficient in some manner in the future. If we were deemed to be deficient in any significant way, our business, financial position and results of operations could be materially affected and the market value of our common stock could decline.

Your investment in our common stock may be dilute if we issue additional shares in the future.

We may issue additional shares of common stock, which would reduce your percentage ownership and may dilute your share value. Our Articles of Incorporation authorize the issuance of 50,000,000 shares of common stock. As of March 14, 2007, we had 27,624,658 shares of common stock issued and outstanding. The future issuance of all or part of the remaining authorized common stock would result in substantial dilution in the percentage of the common stock held by existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by existing shareholders, and might have an adverse effect on any trading market for our common stock.

There is a limited trading market for our common stock, which may make it difficult for you to sell your shares.

Our common stock is quoted on the OTC Bulletin Board. Like many stocks quoted on the OTC Bulletin Board, trading in our common stock is thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, trading on the OTC Bulletin Board is often more sporadic and volatile than the trading on security exchanges like NASDAQ, American Stock Exchange or New York Stock Exchange. Accordingly, you may have difficulty reselling your shares of our common stock in short time periods.

Our common stock may be deemed a “penny stock,” which would make it more difficult for you to sell your shares.
Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or another national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our common stock. If our common stock is subject to the penny stock rules, you will find it more difficult to dispose of the shares of our common stock that you have purchased.

Results of Operation

       For the nine months ended January 31, 2007, the Company’s net loss was $74,086 and the net loss for the three months ended January 31, 2007 was $37,198. The Company’s total assets at January 31, 2007 were $20,779. For the nine months ended January 31, 2006, the Company’s net loss was $306,999 and the net loss for the three months ended January 31, 2006 was $77,711, which reflected the expenses of discontinuing the Champions restaurant operations in 2005. The Company’s total assets at January 31, 2006 were $21,019.

Revenues

       The Company’s total operating revenues were $0.00 for the nine months ended January 31, 2007 and $0.00 for the three month period ended January 31, 2007. The Company has had no operations since June 23, 2005, when the lease on its only Champions restaurant location expired. The Company’s condensed consolidated financial statements have been reclassified to reflect this cessation of business as discontinued operations for the comparative nine-month period ending January 31, 2006.

Expenses

       General and administrative expenses were $74,086 for the nine months ended January 31, 2007 and $37,198 for the three months ended January 31, 2007, compared to $146,803 for the nine months ended January 31, 2006 and $61,543 for the three months ended January 31, 2006, which reflected the expenses of discontinuing the Champions restaurant operations in 2005.

Liquidity and Capital Resources

       The Company’s cash position as of January 31, 2007 was $20,779, compared to $540 on April 30, 2006. For the nine month period, the Company’s continuing operations used $61,544. The Company met its liquidity needs by receiving advances from its executive officer, James Martell, in the amount of $43,693 and from the proceeds from the sale of restricted common stock in the amount of $38,000.

       The Company had a working capital deficit of $356,139 at January 31, 2007 and $670,513 at April 30, 2006. This reduction is due to the conversion, on October 16, 2006, of a current liability of $350,460 of dividend payment on preferred stock that was converted into 1,000,000 shares of common stock, a five-year warrant to purchase up to 500,000 shares of common stock at an exercise price of $.15 per share, and a five-year warrant to purchase up to 500,000 shares of common stock at an exercise price of $.25 per share. The Company’s working capital is very unfavorable when compared to other public companies.

Item 3.   Controls and Procedures

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

       Based upon his evaluation as of the end of the period covered by this report, the Company’s chief executive officer concluded that, the Company’s disclosure controls and procedures are not effective to ensure that information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

       The Company’s Board of Directors was advised by Bagell, Josephs, Levine & Company, L.L.C., the Company’s independent registered public accounting firm, that during their performance of audit procedures for the fiscal year ended 2006, Bagell, Josephs, Levine & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting.

       This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, the size of the Company prevents it from being able to employ sufficient resources to enable the Company to have adequate segregation of duties within its internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As soon as the Company is able to obtain sufficient funding, it will apply the necessary corrective action to remedy the weakness.

Part II.   Other Information

Item 1. Legal Proceedings

       None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

       On January 3, 2007, the Company issued 2,500,000 restricted shares of common stock to      Dr. Manuel Hidalgo, an individual investor, for an aggregate purchase price of $10,000. These securities were issued pursuant to a privately negotiated transaction without an underwriter in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. Proceeds were used for working capital.

       On January 5, 2007, the Company issued 7,000,000 restricted shares of common stock to      Dr. David Sidransky, an individual investor, for an aggregate purchase price of $28,000. These securities were issued pursuant to a privately negotiated transaction without an underwriter in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act. Proceeds were used for working capital.

Item 3. Defaults Upon Senior Securities

       None

Item 4.   Submission of Matters to a Vote of Security Holders

       None

Item 5. Other Information

       Subsequent event

       On February 14, 2007, the Company acquired all of the patent rights underlying pending U.S. Patent Application no. 11/673,519 and corresponding international patent application (PCT/US2006/014449) filed under the Patent Cooperation Treaty (PCT), both entitled “Design and Synthesis of Novel Tubulin Polymerization Inhibitors: Benzoylphenylurea (BPU) Sulfur Analogs.” The acquisition represented the commencement of the Company’s strategy to develop a biotechnology business based on therapeutic drug candidates, among other possible ventures. The purchase price for the patent rights consisted of an aggregate of up to 550,000 restricted shares of common stock, of which 300,000 restricted shares were issued upon execution of the acquisition agreement and 250,000 restricted shares are issuable upon the issuance of one of patents based on U.S. Patent Application no. 11/673,519.

Item 6.   Exhibits

       31.1     Certification of the Chief Executive and Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

       32.1     Certification of the Chief Executive and Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CHAMPIONS BIOTECHNOLOGY, INC.

/s/ James Martell
James Martell
Chairman, President , CEO and CFO
Date: March 14, 2006

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Section 302 Certification

I, JAMES MARTELL, certify that:

(1) I have reviewed this quarterly report on Form 10Q-SB of CHAMPIONS BIOTECHNOLOGY, INC., a Delaware corporation (the "registrant");

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

Date: March 14, 2007

By:	/s/ James Martell
James Martell
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

Section 302 Certification

I, James Martell, certify that:

(1) I have reviewed this quarterly report on Form 10Q-SB of CHAMPIONS BIOTECHNOLOGY, INC., a Delaware corporation (the "registrant");

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

Date: March 14, 2007

By:	/s/ James Martell
James Martell
Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Champions Biotechnology, Inc. (the "Company") on Form 10-QSB for the nine months ended January 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to their knowledge:

1.     The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
2.     The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Dated March 14, 2007	By:	/s/ James Martell
James M. Martell, Chief Executive Officer and
Chief Financial Officer