Form 10KSB
period 2007-04-30
CHAMPIONS BIOTECHNOLOGY, INC.
filed 2007-08-14
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Mark One

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2007

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

Common Stock, par value $.001 per share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act □

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  X  No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in a definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB.   [X]

Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes      No X

For the year ended April 30, 2007, the revenues of the registrant were $0.00.

The Company’s common stock is listed on the Over-The-Counter Bulletin Board under the stock ticker symbol "CSBR." The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant based on the average bid and asked price on August 10, 2007, was approximately $5,000,000.

As of August 10, 2007, the Registrant had a total of 31,624,658 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (check one):   Yes       No    X

PART I

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

Item 1.   Description of Business and Risk Factors.

       (a)     Development of Business

       Champions Biotechnology, Inc. (referred in this 10-KSB by terms "Company", "we" or "our") was incorporated as a merger and acquisition company under the laws of the State of Delaware on June 4, 1985 under the name "International Group, Inc." In September 1985 the Company completed a $400,000 public offering and in January 1986 acquired the world-wide rights to the Champions sports theme restaurant concept and subsequently changed its name to "Champions Sports, Inc." Between 1987 and 1988, warrants issued in the public offering in September 1985 were exercised by stockholders and consequently the Company received additional capital of about $2,400,000. In November 1991, the Company effected a reverse split of its outstanding shares on a 1 for 100 basis. In November 1992, the Company completed a $3,500,000 preferred stock public offering. Subsequently, all preferred shares were converted to common stock. In 1997, the Company sold its Champions service mark and concept for sports themed restaurants to Marriott International, Inc. and until 2005, the Company was a consultant and exclusive supplier of sports memorabilia to Marriott International, Inc. and a licensee (royalty free) of one Champions Sports Bar Restaurant, which ceased operations when its sixteen year lease ended. Until January 2007, the Company was continually seeking a new business direction as a vehicle to effect a business combination with a private company that desired to be public. In January 2007, the Company changed its business direction to focus on biotechnology and subsequently changed its name to Champions Biotechnology, Inc. Since then the Company commenced the process of building a biotechnology company.

       (b)     Current Business Plan

       We are presently engaged in the evaluation, acquisition and early stage development of a portfolio of new therapeutic drug candidates, in the acquisition and development of novel technologies and in providing administrative services in the field of oncology that the Company hopes will improve methods and approaches to disease treatment. Our current plan calls for the development of a management team, selection and appointment of new members to our Board of Directors, formation of a Scientific Advisory Board and securing additional longer term funding to continue the development and acquisition of our drug portfolio and other novel technologies. This is being accomplished by drawing upon the established expertise, knowledge and insight of experts, including two of the Company’s shareholders and directors, Drs. David Sidransky and Manuel Hidalgo, who have wide-ranging contacts in the pharmaceutical and biotechnology industry, academia and government. Subsequent to April 30, 2007, Dr. David Sidransky was appointed to the Company’s Board of Directors and Dr. Manuel Hidalgo was appointed to the Company’s Board of Directors and as its Scientific Advisor.

       We plan to evaluate new drug candidates and develop a portfolio of new therapeutic drug candidates through pre-clinical trials and possibly early phase ("first in man") clinical trials. If therapeutic drug candidates reach this early stage of development, the Company intends to partner with, sell or license them to pharmaceutical and/or biotechnology companies, as appropriate. Management believes this strategy will enable the Company to leverage the competencies of these partners or licensees to maximize the Company’s return on investment in a relatively short time frame. The Company believes that this model is unlike that of many new biotechnology companies that look to bring the process of drug development through all phases of discovery, development, regulatory approvals, and marketing, which requires a very large financial commitment and a long time, typically more than a decade, to realize.

       In February 2007, we acquired the patent rights to two Benzoylphenylurea (BPU) sulfur analog compounds that have shown promising potent activity against in vitro and in vivo models of prostate and pancreatic cancer (Journal of Medicinal Chemistry, 2006, Vol. 49, No.7, 2357-2360 and American Association for Cancer Research Journal of Molecular Cancer Therapeutics, Vol. 6, Issue 5, May 2007, 1509-16.). The acquired rights include pending U.S. Patent Application and the corresponding international patent application filed under the Patent Cooperation Treaty (PCT), both entitled Design and Synthesis of Novel Tubulin Polymerization Inhibitors: Benzoylphenylurea (BPU) Sulfur Analogs.

       Subsequent to April 30, 2007, in May 2007, we acquired Biomerk, Inc., a company focused on generating a novel preclinical platform of human cancer tumor immune-deficient mice xenografts (Biomerk Tumorgrafts™). Biomerk Tumorgrafts™, unlike standard cell line derived xenografts, are implanted directly from primary human cancer tumors and never passaged in cell tissue culture. The Company believes that these xenografts more closely reflect human cancer biology and are more predictive of clinical outcome. The Company has several patent applications relating to xenograft models used for identifying potentially active chemotherapeutic agents. The Company believes that it as well as biotechnology and pharmaceutical companies, as part of their drug discovery and post marketing efforts, may benefit from utilizing services that are more predictive and that might provide for a faster and less expensive path for drug approval. These services will utilize Biomerk Tumorgrafts™ to evaluate tumor sensitivity/resistance to various single and combination standard and novel chemotherapy agents.

       Additionally, we plan to provide administrative services in the field of oncology by establishing and administering expert medical information panels for individuals to analyze medical records and test results, to assist in understanding conventional and research options and to identify and arrange third parties for testing, analysis and study of cancer tissues, as appropriate.

       (c)     Operations

       As of April 30, 2007, the Company did not generate revenues from its operations.

       (d)     Competition

       The Company will encounter significant competition from firms currently engaged in the biotechnology industries. The majority of these companies are and will be will be substantially larger than the Company, and have substantially greater resources and operating histories. There can be no assurance that developments by other companies will not render our products or technologies obsolete or noncompetitive or that we will be able to keep pace with the technological or product developments of our competitors.

       (e)     Patent Applications

       It is the Company’s intention to protect its proprietary property through the filing of U.S. and international patent applications, both broad and specific, where necessary and reasonable. In February 2007, the Company acquired the patent rights to two Benzoylphenylurea (BPU) sulfur analog compounds that have shown promising potent activity against in vitro and in vivo models of prostate and pancreatic cancer. The acquired rights include pending U.S. Patent Application no. 11/673,519 and corresponding international patent application (PCT/US2006/014449) filed under the Patent Cooperation Treaty (PCT), both entitled Design and Synthesis of Novel Tubulin Polymerization Inhibitors: Benzoylphenylurea (BPU) Sulfur Analogs.

       (f)     Government Regulation

       The research, development, manufacture, and marketing of the Company’s potential products are subject to federal, state, local, or foreign legislation or regulation, including the interpretation of and compliance with existing, proposed, and future regulatory requirements imposed by the U.S. Food and Drug Administration ("FDA") in the United States and by comparable authorities in other countries. The Company does not plan to unilaterally pursue the FDA approval necessary to commercially market its products.

       (g)     Employees

       As of April 30, 2007, the Company had one employee.

RISK FACTORS

       You should carefully consider the risks described below together with all of the other information included in this report. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known or that we currently consider insignificant may also impair our business operations in the future. An investment in our common stock is very risky. If any of the following risks materialize, our business, financial condition or results of operations could be adversely affected. In such an event, the trading price of our common stock could decline, and you may lose part or all of your investment.

We historically have lost money, expect losses to continue for the foreseeable future and may never achieve profitability.

       We historically have lost money. In the year ended April 30, 2007, we sustained net losses of $170,058 and in the year ended April 30, 2006, we sustained a net loss of $303,718. At April 30, 2007, we had an accumulated deficit of $7,104,245.

       The amount of these losses may vary significantly from year-to-year and quarter-to-quarter and will depend on, among other factors:

•     the timing and cost of product and technology development;
•     the progress and cost of preclinical and possibly early phase clinical development programs;
•     the cost of securing and defending intellectual property;
•     the timing and cost of obtaining necessary regulatory approvals; and
•     the costs of pending and any future litigation of which we may be subject.

       Through April 30, 2007 we had limited operations and do not have any commercially marketable products or technologies. We intend to engage in product research and development, a process that requires significant capital expenditures, and we do not have any other sources of revenue to off-set such expenditures. Accordingly, we expect to generate additional operating losses at least until such time as we are able to generate significant revenues.

       To become profitable, we will need to generate revenues to off-set our operating costs, including our general and administrative expenses. We may not achieve or, if achieved, sustain our revenue or profit objectives, and our losses may increase in the future, and, ultimately, we may have to cease operations.

       In order to generate new and significant revenues, we must raise capital to successfully develop our products and then partner with, sell or license to pharmaceutical and/or biotechnology companies, as appropriate, who can successfully commercialize them. Even if our proposed products are commercially introduced, they may never achieve market acceptance and we may never generate significant revenues or achieve profitability. If we must devote a substantial amount of time to raising capital, it will delay our ability to achieve our business goals within the time frames that we now expect, which could increase the amount of capital we need. In addition, the amount of time expended by our management on fund raising distracts them from concentrating on our business affairs.

Our lack of operating history in the biotechnology industry makes it difficult to evaluate or predict our future business prospects.

       We have no operating history in the biotechnology industry, and our operating results are not possible to predict at this time. We are in the development stage, and our proposed operations are subject to all of the risks inherent in establishing a new business enterprise, including:

•     the absence of an operating history;
•     the lack of commercialized products;
•     insufficient capital;
•     expected substantial and continual losses for the foreseeable future;
•     limited experience in dealing with regulatory issues;
•     limited marketing experience;
•     an expected reliance on third parties for the commercialization of our proposed products;
•     a competitive environment characterized by numerous, well-established and well-capitalized competitors;
•     uncertain market acceptance of our proposed products; and
•     reliance on key personnel.

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

Our initial proposed products are in the early development stages and will likely not be commercially introduced for many years, if at all.

       Our proposed initial products still are in the early development stage and will require further development, preclinical and early phase clinical testing and investment prior to our effort to partner with, sell or license them to pharmaceutical and/or biotechnology companies, as appropriate. Such partnership, divestiture or license agreement may have contingencies for their possible commercialization in the United States and abroad. We cannot be sure that these products in development will:

•     be successfully developed;
•     prove to be safe and efficacious in clinical trials;
•     meet applicable regulatory standards or obtain required regulatory approvals;
•     demonstrate substantial protective or therapeutic benefits in the prevention or treatment of any disease;
•     be capable of being produced in commercial quantities at reasonable costs;
•     obtain coverage and favorable reimbursement rates from insurers and other third-party payors; or
•     be successfully marketed or achieve market acceptance by physicians and patients.

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

       Competition in the pharmaceutical industry is intense. Potential competitors in the United States and abroad are numerous and include pharmaceutical and biotechnology companies, most of which have substantially greater capital resources and more experience in research and development than us. Academic institutions, hospitals, governmental agencies and other public and private research organizations are also conducting research and seeking patent protection and may develop and commercially introduce competing products or technologies on their own or through joint ventures. We cannot assure you that our competitors will not succeed in developing similar technologies and products more rapidly than we do, commercially introducing such technologies and products to the marketplace prior to introduction of our products, or that these competing technologies and products will not be more effective or successful than any of those that we currently are developing or will develop.

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

       Where appropriate, we will seek patent protection for certain aspects of our technology. However, our owned and licensed patents and patent applications may not ensure the protection of our intellectual property for a number of other reasons:

•     Competitors may interfere with our patents and patent process in a variety of ways. Competitors may claim that they invented the claimed invention before us or may claim that we are infringing on their patents and therefore we cannot use our technology as claimed under our patent. Competitors may also have our patents reexamined by showing the patent examiner that the invention was not original or novel or was obvious.

•     We are in the development stage and will be in the process of developing proposed products and technologies. The mere receipt of a patent does not necessarily provide much practical protection. If we receive a patent with a narrow scope, then it will be easier for competitors to design products that do not infringe on our patent. Even if the development of our proposed products is successful and approval for sale is obtained, there can be no assurance that applicable patent coverage, if any, will not have expired or will not expire shortly after this approval. Any expiration of the applicable patent could have a material adverse effect on the sales and profitability of our proposed product.

•     Enforcing patents is expensive and may require significant time by our management. In litigation, a competitor could claim that our issued patents are not valid for a number of reasons. If the court agrees, we would lose protection on products covered by those patents.

•     We also may support and collaborate in research conducted by government organizations or universities. We cannot guarantee that we will be able to acquire any exclusive rights to technology or products derived from these collaborations. If we do not obtain required licenses or rights, we could encounter delays in product development while we attempt to design around other patents or we may be prohibited from developing, manufacturing or selling products requiring these licenses. There is also a risk that disputes may arise as to the rights to technology or products developed in collaboration with other parties.

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

       The biotechnology industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Patent applications are maintained in secrecy in the United States and also are maintained in secrecy outside the United States until the application is published. Accordingly, we can conduct only limited searches to determine whether our technology infringes the patents or patent applications of others. Any claims of patent infringement asserted by third parties would be time-consuming and could likely:

•     result in costly litigation;
•     divert the time and attention of our technical personnel and management;
•     cause product development delays;
•     require us to develop non-infringing technology; or
•     require us to enter into royalty or licensing agreements.

       Although patent and intellectual property disputes in the biotechnology industry have often been settled through licensing or similar arrangements, costs associated with these arrangements may be substantial and often require the payment of ongoing royalties, which could hurt our gross margins. In addition, we cannot be sure that the necessary licenses would be available to us on satisfactory terms, or that we could redesign our products or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing, manufacturing and selling some of our products, which could harm our business, financial condition and operating results.

If any of our products that we license or partner with pharmaceutical and/or biotechnology companies fail to obtain regulatory approval or if approval is delayed or withdrawn, we may be unable to generate revenue from the sale or license of our products.

       Our products are subject to federal, state, local, or foreign legislation or regulation, including the interpretation of and compliance with existing, proposed, and future regulatory requirements imposed by the FDA in the United States and by comparable authorities in other countries. In the United States, approval of the FDA has to be obtained for each product or drug to be commercialized. The FDA approval process is typically lengthy and expensive, and approval is never certain. Products to be commercialized abroad are subject to similar foreign government regulation.

       Generally, only a very small percentage of newly discovered pharmaceutical products that enter preclinical development are approved for sale. Because of the risks and uncertainties in biopharmaceutical development, our proposed products could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. If regulatory approval is delayed or never obtained, our management’s credibility, the value of our company and our operating results and liquidity might be adversely affected. Furthermore, even if a product gains regulatory approval, the product and the manufacturer of the product may be subject to continuing regulatory review. Even after obtaining regulatory approval, such approval may entail limitations on the indicated uses for which the product may be marketed. Moreover, a marketed product, its manufacturer, its manufacturing facilities, and its suppliers are subject to continual review and periodic inspections. Discovery of previously unknown problems, or the exacerbation of problems previously deemed acceptable, with the product, manufacturer, or facility may result in restrictions on such product or manufacturer, potentially including withdrawal of the product from the market.

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

       Even if our proposed products obtain required regulatory approvals, the success of those products is dependent upon market acceptance by physicians and patients. Levels of market acceptance for our new products could be impacted by several factors, including:

•     the availability of alternative products from competitors;
•     the price of our products relative to that of our competitors;
•     the timing of our market entry; and
•     the ability to market our products effectively.

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

       The biotechnology industry is subject to regulation by various federal and state governmental authorities. For example, we must comply with FDA requirements with respect to the development of our proposed products and our early clinical trials, and if any of our proposed products are approved, the manufacture, labeling, sale, distribution, marketing, advertising and promotion of our products. Failure to comply with FDA and other governmental regulations can result in fines, disgorgement, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA’s review of New Drug Applications ("NDA’s"), enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Despite our efforts at compliance, there is no guarantee that we may not be deemed to be deficient in some manner in the future. If we were deemed to be deficient in any significant way, our business, financial position and results of operations could be materially affected and the market value of our common stock could decline.

Your investment in our common stock may be diluted if we issue additional shares in the future.

We may issue additional shares of common stock, which would reduce your percentage ownership and may dilute your share value. Our Certificate of Incorporation authorize the issuance of 50,000,000 shares of common stock. As of July 15, 2007, we had 31,624,658 shares of common stock issued and outstanding. The future issuance of all or part of the remaining authorized common stock would result in substantial dilution in the percentage of the common stock held by existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by existing shareholders, and might have an adverse effect on any trading market for our common stock.

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

Our common stock may be deemed a "penny stock," which would make it more difficult for you to sell your shares.

       Our common stock may be subject to the "penny stock" rules adopted under Section 15(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or another national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our common stock. If our common stock is subject to the penny stock rules, you will find it more difficult to dispose of the shares of our common stock that you have purchased.

Item 2.   Description of Property.

       The Company has an office address at 2200 Wilson Boulevard, Suite 102-316, Arlington, VA 22201. The Company’s rental payments are $40 per month.

Item 3.  Legal Proceedings.

       The Company is not the subject of any pending legal proceeding and to the knowledge of management, no proceedings are presently contemplated against the Company by any federal, state or local governmental agency. Further, to the knowledge of management, no director or executive officer is party to any action in which such director or executive officer has an interest adverse to the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

       There were no submissions of matters to a vote of security holders. The Company did not hold its annual meeting of stockholders for FY 2007 for financial reasons.

PART II

Item 5.  Markets for Common Equity & Related Stockholder Matters.

       (a)  Principal Market or Markets

       The following information sets forth the high and low bid price for the Company’s common stock for each quarter within the last two fiscal years. The Company’s common stock (symbol CSBR) is traded over-the-counter (OTC) and quoted on the electronic Bulletin Board maintained by the National Association of Securities Dealers. The Company’s securities are presently classified as "Penny Stocks" as defined by existing securities laws. This classification places significant restrictions upon broker-dealers desiring to make a market in such securities.

	Common Stock
	High	Low
Fiscal 2007	$	$

First Quarter	0.04	0.02
Second Quarter	0.02	0.01
Third Quarter	0.80	0.01
Fourth Quarter	0.60	0.27

	High	Low
Fiscal 2006	$	$

First Quarter	0.07	0.04
Second Quarter	0.06	0.02
Third Quarter	0.08	0.02
Fourth Quarter	0.10	0.01

       (b)  Approximate Number of Holders of Common Stock

       The number of holders of record of the Company’s common stock as of July 15, 2007 was 2,160 and the Company estimates that there are approximately 3,000 additional beneficial shareholders.

       (c)  Dividends

       Holders of common stock are entitled to receive such dividends as may be declared by the Company’s Board of Directors. No dividends have been paid with respect to the Company’s common stock and no dividends are anticipated to be paid in the foreseeable future. Any future decisions as to the payment of dividends will be at the discretion of the Company’s Board of Directors, subject to applicable law. On October 16, 2006, the Company agreed to issue 1,000,000 shares of common stock, a five-year warrant to purchase up to 500,000 shares of common stock at an exercise price of $0.15 per share, and a five-year warrant to purchase up to 500,000 shares of common stock at an exercise price of $0.25 per share to the holder of 32,450 shares of the Company’s preferred stock, representing all of the outstanding shares of preferred stock, in exchange for the cancellation of such shares and the waiver of all accrued and unpaid dividends on such shares, which totaled $350,460.

       The Company has no stock option plan.

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

       The following discussion and analysis summarizes the financial condition of the Company for FY 2007 and compares that to its financial condition for FY 2006. This discussion and analysis should be read in conjunction with our financial statements and notes appearing elsewhere in this report. The discussion should also be read with the cautionary statements and risk factors appearing at the end of this section.

       The Company beginning in January 2007 changed its business direction to focus on biotechnology and has since commenced the process of building a biotechnology company from the ground up. The Company is engaged in the evaluation, acquisition and early stage development of a portfolio of new therapeutic drug candidates, in the acquisition and development of novel technologies and in providing administrative services in the field of oncology that the Company hopes will improve methods of and approaches to disease treatment.

       (a) Results of Operations for Fiscal Years 2007 and 2006.

                   1. Operating Revenues

                   For the fiscal year ended April 30, 2007, the Company’s operating revenue was $0.00. For fiscal year ended April 30, 2006, the operating revenue was $0.00 as reclassified. The Company’s consolidated financial statements have been reclassified to reflect the cessation of business in June 2005 of its San Antonio Champions location as discontinued operations during FY 2006.

                   2. Operating Expenses

                   For FY 2007, the operating expenses for the Company were the general and administrative expenses which were $170,058 compared to $144,117 in FY 2006. The increase of $25,941 was due to the additional expenses associated with changing the business direction of the Company to biotechnology.

                   3. Profits / Losses

                   For FY 2007, the Company’s net loss applicable to common stockholders was $170,058. For FY 2006 it was $303,718. For FY 2007 the loss was $0.01 per common share and FY 2006 the loss was $0.02 per common share. In FY 2006, the loss from discontinued operations was $159,601, which reflected the cessation of business in June 2005 of the Company’s San Antonio Champions location

       (b) Liquidity and Capital Resources for Fiscal Years 2007 and 2006.

       The Company’s cash position on April 30, 2007, was $3,758 compared to $540 on April 30, 2006. In FY 2007, the net cash used in operating activities of continuing and discontinued operations was $78,475. In FY 2006, the net cash used in operating activities of continuing and discontinued operations was $93,973. The Company’s working capital as of April 30, 2007 was a negative $441,065 contrasted to a negative $670,513 on April 30, 2006. In FY 2007 the Company converted $350,460 of dividends payable on preferred stock by issuing shares of common stock in exchange for cancellation of outstanding preferred shares and waiver of all accrued and unpaid dividends on such shares. In FY 2007, the Company received advances totaling $43,693 from its executive officer, James Martell, to meet the Company’s working capital needs. The Company also issued 2,500,000 restricted shares of common stock to     Dr. Manuel Hidalgo for an aggregate purchase price of $10,000 and 7,000,000 restricted shares of common stock to Dr. David Sidransky for an aggregate purchase price of $28,000 with all proceeds used for working capital.

       In FY 2007 the Company acquired the patent rights to cancer drug candidates Benzoylphenylurea (BPU) Sulfur Analogs. The purchase price for the patent rights consisted of an aggregate of up to 550,000 restricted shares of the Company’s common stock, of which 300,000 restricted shares were issued upon execution of the acquisition agreement and 250,000 restricted shares are issuable upon the issuance of one of the patents based on U.S. Patent Application no. 11/673,519.

       (c) Miscellaneous for Fiscal Years 2007 and 2006.

       Stockholders’ equity on April 30, 2007 was a negative $441,065 compared to a negative $670,513 on April 30, 2006. In FY 2007 and FY 2006, the Board of Directors voted to defer the annual meeting of shareholders in order to preserve the Company’s cash reserves.

       Impact of inflation.

       Inflationary factors have had no significant effect on the Company’s operations.

       (d) Subsequent events.

       Subsequent to April 30, 2007, in May 2007, the Company acquired Biomerk Inc. a company focused on generating a novel preclinical platform of human cancer tumor immune-deficient mice xenografts (Biomerk Tumorgrafts™). Biomerk Tumorgrafts™, unlike standard cell line derived xenografts, are implanted directly from primary human cancer tumors and never passaged in cell tissue culture. The Company believes that these xenografts more closely reflect human cancer biology and are more predictive of clinical outcome. The Company has several patent applications relating to xenograft models used for identifying potentially active chemotherapeutic agents. The Company believes that it as well as biotechnology and pharmaceutical companies, as part of their drug discovery and post marketing efforts, may benefit from utilizing services that are more predictive and that might provide for a faster and less expensive path for drug approval. These services will utilize Biomerk Tumorgrafts™ to evaluate tumor sensitivity/resistance to various single and combination standard and novel chemotherapy agents. The Biomerk acquisition provided the Company with approximately $475,000 cash. The Company anticipates that this will cover operating costs until longer term capital is obtained to finance Company’s future development. There is no assurance that this can be done on terms satisfactory to the Company.

Item 7.  Financial Statements and Supplementary Data.

       The Report of Independent Accountants appears at page F-1 and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements appear at pages F2 through F19 hereof.

Item 8.  Changes In and Disagreements with Accountants on Accounting & Financial Disclosure.

       In FY 2007, the Company did not change its independent auditor, Bagell, Josephs, Levine & Company L.L.C. There have been no disagreements between the Company and its independent accountant on any matter of accounting principles or practices or financial statement disclosure during the last two fiscal years.

Item 8A(T).  Controls and Procedures.

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

       Based upon their evaluation as of the end of the period covered by this report, the Company’s chief executive officer and also its chief financial officer concluded that, the Company’s disclosure controls and procedures are not effective to ensure that information required to be included in the Company’s periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

       The Company’s Board of Directors was advised by Bagell, Josephs, Levine & Company, L.L.C., the Company’s independent registered public accounting firm that during their performance of audit procedures for FY 2007, Bagell, Josephs & Company, L.L.C. identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company’s internal control over financial reporting.

       This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, the size of the Company prevented it from being able to employ sufficient resources to enable the Company to have adequate segregation of duties within its internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

       Certifications of the Chief Executive Officer and Chief Financial Officer regarding, among other items, disclosure controls and procedures are included immediately after the signature section of this Form 10-KSB.

       This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 8B.  Other Information.

       None.

PART III

Item 9.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

       The Executive Officers and Directors of the Company as of August 13, 2007 are as follows:

NAME	POSITION(S) PRESENTLY HELD

James M. Martell	Chairman, Chief Executive Officer, President and Chief Financial Officer
Dr. David Sidransky	Director[1]
Dr. Manuel Hidalgo	Director and Scientific Advisor[2]
Durwood C. Settles	Treasurer, Director
Michael M. Tomic	Director

[1] Dr. Sidransky was appointed to serve as Director in August 2007
2 Dr. Manuel Hidalgo was appointed to serve as Director and as Scientific Advisor in June 2007.

       James M. Martell, age 60, has served as President from May 1990 to June 1992 and from January 1993 to September 1993 and from March 1994 to the present and as Chief Executive Officer from May 1990 to June 1992 and from January 1993 to September 1993 and from March 1994 to August 2000 and from June 2001 to the present and as Chairman from November 1991 to August, 2000 and from June 2001 to the present. Mr. Martell served as Chief Financial Officer since May 2006 to the present and as Director of the Company since its inception on June 4, 1985. Additionally, he served the Company as Vice President from October 1988 to May 1990, as Treasurer from June 1985 to January 1989, and as Secretary from June 1985 to January 1986. From 1983 to 1987, Mr. Martell was a partner along with Mr. Tomic in Tomar Associates, a consulting company specializing in European-American joint ventures, venture capital financing, technology transfer, and corporate finance. From 1981 to 1983, Mr. Martell was a partner in International Group, a partnership involved in promoting national and international business development. From 1973 to 1981, he served in various administrative positions at the U.S. Department of Energy. Mr. Martell received a Bachelor of Science degree in Chemistry in 1968 and a Master of Science degree in Geochemistry in 1973, from George Washington University.

David Sidransky, M.D. age 47, has served as a Director of the Company since August 2007. Dr. Sidransky is the Director of the Head and Neck Cancer Research Division at Johns Hopkins University School of Medicine and is a Professor of Oncology, Otolaryngology-Head and Neck Surgery, Cellular & Molecular Medicine, Urology, Genetics, and Pathology at Johns Hopkins University and Hospital. Dr. Sidransky is one of the five most highly cited researchers in clinical and medical journals in the world, in the field of oncology during the past decade, with over 300 peer-reviewed publications. He has contributed more than 40 cancer reviews and chapters. Dr. Sidransky is a founder of a number of biotechnology companies and holds numerous biotechnology patents. He has served as Vice Chairman of the Board of Directors of ImClone and presently is a director of ImClone, Vice Chairman of Alfacell and serves on the Board of Directors of Xenomics. Dr. Sidransky is serving and has served on scientific advisory boards of MedImmune, Roche, Amgen and Veridex, LLC. (a Johnson & Johnson diagnostic company), among others. Dr. Sidransky serves as Director (2005-2008) of American Association for Cancer Research (AACR). He was the chairperson of the first (September 2006) and is the chairperson of the second (September 2007) AACR International Conference on Molecular Diagnostics in Cancer Therapeutic Development: Maximizing Opportunities for Individualized Treatment. Dr. Sidransky is the recipient of many awards and honors, including the 1997 Sarstedt International Prize from the German Society of Clinical Chemistry, the 1998 Alton Ochsner Award Relating Smoking and Health by the American College of Chest Physicians and the 2004 Hinda and Richard Rosenthal Award from the American Association of Cancer Research. Dr. Sidransky is certified in Internal Medicine and Medical Oncology by the American Board of Medicine. Dr. Sidransky received his B.A. from Brandeis University and his M.D. from the Baylor College of Medicine.

       Manuel Hidalgo, M.D., Ph.D., age 39, has served as Director and as Scientific Advisor since June 2007. Dr. Hidalgo, for the past five years has been an Associate Professor of Oncology at the Sidney Kimmel Comprehensive Cancer Center, Johns Hopkins University School of Medicine. He is also currently the Director of the Centro Integral Oncologia "Clara Campal" in Madrid, Spain. Dr. Hidalgo is serving on the Scientific Advisory Boards of private and public companies, including Systems Medicine, Tau Therapeutics, Targeted Molecular Diagnostics and Monogram Biosciences. Dr. Hidalgo is considered a leading researcher in the field of targeted therapies for the treatment of cancer in patients with solid tumors. Dr. Hidalgo has published over 140 papers in prestigious cancer journals as well as numerous chapters in important text books. He has received numerous awards including an AACR Young Investigator Award, an NCI-EORTC fellowship and an ASCO Career Development Award. He has served on the editorial board of the Journal of Clinical Oncology and Clinical Cancer Research and is a Senior Editor for Molecular Cancer Therapeutics. Dr. Hidalgo has chaired the AACR and ASCO Program Committee in developmental therapeutics on numerous occasions and is frequently invited to speak at major national and international meetings. He chairs the Pancreatic Cancer Research Team, a nonprofit organization focused on clinical, trials in pancreatic cancer, and is also a member of the NCI Developmental Therapeutics Study. Dr. Hidalgo’s laboratory has been involved in the development of the Champions Biotechnology’s BPU sulfur analog compounds. He is one of the inventor’s of the BPU sulfur analog compounds that the Company acquired in February 2007.

       Durwood C. Settles, age 64, has served as Treasurer since June 2007 and Director of the Company since March 2001. Mr. Settles is a former Certified Public Accountant in individual practice since 1983. From 1973 to 1982, Mr. Settles was with Coopers & Lybrand in Washington, DC as a member of the audit staff and as Manager-Special Projects. During the period 1974 to 1986, Mr. Settles served as Controller or Treasurer of the various political campaign organizations of Congressman Richard A. Gephardt of Missouri, Governor Charles S. Robb of Virginia, and Congressman Joseph L. Fisher of Virginia. From 1970 to 1973, Mr. Settles was an owner and executive of a company that manufactured and sold Plexiglas furniture located in Kensington, Maryland. From 1966 to 1969, Mr. Settles was a promoter of popular music concerts in various cities in the Eastern and Southern United States. From 1964 to 1966, Mr. Settles was a Group Pension Management Assistant and Computer Files Service Supervisor with the Mutual of New York Life Insurance Company (MONY) in New York, New York. Mr. Settles received a Bachelor of Arts degree in 1964 from Davidson College, Davidson, North Carolina and completed accounting studies in 1973 at George Washington University, Washington, D.C.

       Michael M. Tomic, age 61, has served as a Director of the Company since its inception on June 4, 1985. From June 1985 to January 1986, he also served as Vice President of the Company. For the past five years Mr. Tomic has been a business consultant. From 1983 to 1987, Mr. Tomic was a partner along with Mr. Martell in Tomar Associates, a consulting company specializing in European-American joint ventures, venture capital financing, technology transfer, and corporate finance. He received a Bachelor of Science degree in International Marketing and Economics in 1969 from the University of Maryland.

       The term of office of each Director is until the next annual election of Directors and until a successor is elected and qualified or until the Director’s earlier death, resignation or removal.

Board Committees

       As the Board of Directors only has four directors and the Company has only one officer, no audit or nominating committee has been established. Currently, all members of the Company’s Board of Directors participate in discussions concerning executive officer compensation.

Code of Ethics

       The Company has not adopted a formal code of ethics applicable to the Company’s principal executive, financial, and accounting officers and persons performing similar functions, since the Company has only one individual in the applicable role and the Company believes that its financial operations are not sufficiently complex to warrant adoption of a formal code of ethics.

Item 10.  Executive Compensation.

 The following sets forth information for the most recently completed fiscal year concerning the compensation of (i) the Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in salary and bonus in the fiscal year ended April 30, 2007.

SUMMARY COMPENSATION TABLE

Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
				Award	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	Salary ($)	Bonus ($)	($)	($)	($)	($)	($)	($)
(1)
James M. Martell	2007	$64,052	-	-	-	-	-	(1)	$64,052
Chairman, President. and Chief Executive
Officer, Chief Financial Officer

(1)     All of the salary was accrued. The Company, on January 12, 2005, was advised by the Securities and Exchange Commission, upon its review of the Company’s filing of the Form 10-KSB for the year ended April 30, 2004, that when an executive officer, who is also a significant shareholder of the company, contributes his services to the company, the fair value of those services should be reflected as expense on the books of the Company. Consequently, 10-KSB filings were revised and reflect the action taken by the Company to accrue the salary of its executive officer, Mr. Martell, pursuant to the salary rate in his employment agreement in FY 2004 and pursuant to a reduced salary in FY 2006 and FY 2007. For FY 2004, $98,667 was accrued, for FY 2005, $148,000 was accrued, for FY 2006, $73,933 was accrued and for FY 2007, $64,052was accrued. No cash compensation has been paid to Mr. Martell since 2003.

       In FY 2007, all executive officers of the Company as a group (one in number) received no cash compensation. Effective January 2004, payments of salaries to all executive officers were suspended in order to preserve the Company’s cash position to be resumed when the cash position of the Company improves. The Board of Directors has the right to change and increase the compensation of executive officers at any time. The Company has no arrangement by which any of its directors are compensated for services solely as directors, and these individuals do not receive any additional remuneration for their services as directors. The Company may from time to time pay consulting fees to its officers and directors.

       The Company has no compensatory plan or arrangement which would result in executive officers receiving compensation as a result of their resignation, retirement or any other termination of employment with the Company or its affiliates, or from a change in control of the Company or a change in responsibilities following a change in control of the Company.

       On January 15, 2007, the Company issued fifty thousand shares of restricted stock to Durwood Settles, Director of the Company, exercisable over a five year period, based on a fair value exercise price on the date of issuance ($0.17), exercisable through January 15, 2012, and vesting one year from the date of issuance.

There were no options granted to officers or directors in FY 2006.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

       As of August 13, 2007, the following were persons known to the Company to own beneficially more than 5% of the Company’s outstanding Common Stock:

Name and Address of	Common Stock	Percentage of
Beneficial Owner	Beneficially Owned (1)	Common Stock

Dr. David Sidransky	10,800,000	34.2
1550 Orleans Street
Baltimore, MD 21231

James M. Martell	9,548,000	30.2
2200 Wilson Blvd., Suite 102-316
Arlington, VA 22201

Dr. Manuel Hidalgo	2,562,500	8.1
1550 Orleans Street
Baltimore, MD 21231

(1)) Beneficial Ownership includes shares for which an individual, directly or indirectly, has or shares, or has the right within 60 days to have or share, voting or investment power or both. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Exchange Act.

       As of August 13, 2007, the stock ownership by officers and directors of the Company and all officers and directors as a group are as follows:

		Common Stock
		Beneficially Owned
Name	Title	as of July 15, 2007 (1)	Percentage
James M. Martell	Chairman, CEO, President	9,548,000	30.2
Dr. David Sidransky	Director	10,800,00	34.2
Dr. Manuel Hidalgo	Director , Scientific Advisor	2,562,500	8.1
Michael M. Tomic	Director	225,000	0.7
Durwood Settles	Director	0	0.0

All Officers & Directors as a group		23,135,500	73.2

(1) Beneficial Ownership includes shares for which an individual, directly or indirectly, has or shares, or has the right within 60 days to have or share, voting or investment power or both. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Exchange Act.

Compliance with Section 16(a).

       Section 16(a) of the Exchange Act, as amended, requires the Company’s executive officers, directors and persons who beneficially own more than 10% of the Company’s common stock to file reports of their beneficial ownership and changes in ownership (Forms 3, 4 and 5, and any amendment thereto) with the SEC. Executive officers, directors, and greater-than-ten percent holders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on the Company’s review of the activity of the officers and directors for the fiscal year ended April 30, 2007, the Company believes that reports pursuant to Section 16(a) were filed.

Item 12.  Certain Relationships and Related Transactions.

       During FY 2007, the Company received, for working capital needs, advances, totaling $43,693, due on demand and without interest, from James Martell, President and CEO of the Company.

Item 13.  Exhibits and Reports on Form 8-K.

       (a) Index to Financial Statements           PAGE

             Independent Auditors’ Reports      F-1 - 18

       (b) Reports on Form 8-K

             On February 16, 2007, the Company filed an 8-K stating that the Company acquired all of the patent rights underlying pending U.S. Patent Application no. 11/673,519 and corresponding international patent application (PCT/US2006/014449) filed under the Patent Cooperation Treaty (PCT), both entitled "Design and Synthesis of Novel Tubulin Polymerization Inhibitors: Benzoylphenylurea (BPU) Sulfur Analogs." The acquisition represented the commencement of the Company’s strategy to develop a biotechnology business based on therapeutic drug candidates, among other possible ventures. The purchase price for the patent rights consisted of an aggregate of up to 550,000 restricted shares of common stock, of which 300,000 restricted shares were issued upon execution of the acquisition agreement and 250,000 restricted shares are issuable upon the issuance of one of patents based on U.S. Patent Application no. 11/673,519.

Item 14.  Principal Accountant Fees and Services.

       The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended April 30, 2007, and April 30, 2006:

Fee Category	FY 2007	FY 2006

Audit fees	$8,000	$8,000
Audit-related fees	$4,500	$4,500
Tax fees	$0	$0
All other fees	$0	$0

Total fees	$12,500	$12,500

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

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007 AND 2006

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007 AND 2006

CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm	F1

Consolidated Balance Sheet as of April 30, 2007 and 2006	F2

Consolidated Statements of Operations for the Years
Ended April 30, 2007 and 2006	F3

Consolidated Statement of Stockholders’ Deficit for the
Years ended April 30, 2007 and 2006	F4

Consolidated Statements of Cash Flows for the Years Ended
April 30, 2007 and 2006	F5

Notes to Consolidated Financial Statements	F6- F19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Champions Biotechnology, Inc. and Subsidiaries
Arlington, Virginia 22201

We have audited the accompanying consolidated balance sheets of Champions Biotechnology, Inc. and Subsidiaries as of April 30, 2007 and 2006 and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flow for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Champions Biotechnology, Inc. and Subsidiaries as of April 30, 2007 and 2006 and the results of its operations, changes in stockholders’ deficit, and their cash flow for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the years ended April 30, 2007 and 2006 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the consolidated financial statements, the Company has sustained operating losses and capital deficits that raise substantial doubt about its ability to continue as a going concern. Management’s operating and financing plans in regard to these matters are also discussed in Note 8. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Bagell, Josephs, Levine & Company, L.L.C.
Gibbsboro, New Jersey

August 10, 2007

MEMBER OF:	AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS
NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDED APRIL 30, 2007 AND 2006

ASSETS
	2007	2006
CURRENT ASSETS
Cash and cash equivalents	$3,758	$540

Total Current Assets	3,758	540

Intangibles assets	180,000	-

TOTAL ASSETS	$183,758	$540

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$49,736	$33,251
Dividend payable on preferred stock	-	350,460
Other accrued expenses	351,394	287,342
Short-term notes payable and advances	43,693	-
Total current liabilities	444,823	671,053

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock, $10 par value; 56,075 shares authorized;
0 and 32,450 shares issued and outstanding	-	324,500
Common stock, $.001 par value; 50,000,000 shares authorized;
27,624,658 and 16,824,658 shares issued and outstanding	27,625	16,825
Additional paid-in capital	6,848,693	5,922,349
Accumulated deficit	(7,104,245)	(6,934,187)
	(227,927)	(670,513)
Less: prepaid consulting	(33,138)	-
Total stockholders’ deficit	(261,065)	(670,513)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$183,758	$540

The accompanying notes are an integral part of these consolidated financial statements.

CHAMPIONS BIOTECHNOLOGY, INC
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED APRIL 30, 2007 AND 2006

	2007	2006

OPERATING REVENUE
Sales	$-	$-

Total operating revenue	-	-

COSTS AND OPERATING EXPENSES
General and administrative	170,058	144,117

Total costs and operating expenses	170,058	144,117

LOSS BEFORE DISCONTINUED OPERATIONS	(170,058)	(144,117)

DISCONTINUED OPERATIONS
Loss from discontinued operations (net of taxes)	-	(17,081)
Loss on disposal of assets	-	(142,520)

Total discontinued operations	-	(159,601)

LOSS BEFORE PROVISION FOR INCOME TAXES	(170,058)	(303,718)
Provision for income taxes	-	-

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(170,058)	$(303,718)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING	20,459,726	16,824,658

The accompanying notes are an integral part of these consolidated financial statements.

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED APRIL 30, 2007 AND 2006

	Series A, 12%
	Convertible Cumulative
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficits	Total

Balance, April 30, 2005	32,450	$324,500	16,824,658	$16,825	$5,922,349	$(6,630,469)	$(366,795)

Net loss	-	-	-	-	-	(303,718)	(303,718)

Balance, April 30, 2006	32,450	$324,500	16,824,658	$16,825	$5,922,349	$(6,934,187)	$(670,513)

Issued 1,000,000 common shares and 1,000,000
warrants in exchange for 32,450 preferred shares	(32,450)	(324,500)	1,000,000	1,000	673,960	-	350,460

Issued common stock for cash	-	-	7,000,000	7,000	21,000	-	28,000

Issued common stock for cash	-	-	2,500,000	2,500	7,500	-	10,000

Issued Common stock for patents rights	-	-	300,000	300	179,700	-	180,000

Stock issued for consulting services (prepaid consulting)	-	-	-	-	44,184	-	44,184

Net loss	-	-	-	-	-	(170,058)	(170,058)

Balance, April 30, 2007	-	$-	27,624,658	$27,625	$6,848,693	$(7,104,245)	$(227,927)

The accompanying notes are an integral part of these consolidated financial statements.

CHAMPIONS BIOTECHNOLOGY, INC
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRL 30, 2007 AND 2006

	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES
Continuing Operations:
Net loss	$(170,058)	$(144,117)
Adjustments to reconcile net loss to net cash
used in operating activities:

Increase (decrease) in accounts payable	16,485	(36,219)
Increase in other accrued expenses	64,052	73,933
Amortization of prepaid consulting services	11,046	-
Total adjustments	91,583	37,714

Net cash (used in) operating activities - operations	(78,475)	(106,403)

Discontinued Operations:
Loss from discontinued operations	-	(159,601)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Loss on disposal of assets	-	142,520

Changes in assets and liabilities
Decrease in inventories	-	18,459
Decrease in deposits	-	11,052
Total adjustments	-	172,031

Net cash provided by operating activities - discontinued operations	-	12,430

Net cash used in operating activities -
continuing and discontinued operations	(78,475)	(93,973)

CASH FLOWS FROM FINANCING ACTIVITIES
Continuing Operations:
Proceeds from officers loan payable	43,693	-
Proceeds from sale of common stock	38,000	-

Discontinued Operations:
Proceeds from sale of assets	-	10,000

Net cash provided by investing activities	81,693	10,000

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	3,218	(83,973)

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	540	84,513

CASH AND CASH EQUIVALENTS - END OF YEAR	$3,758	$540

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest paid	$3,287	$-
Income Tax Paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH FLOW INVESTING AND FINANCING ACTIVITIES:

In January 2007, the company issued 340,000 stock-options for prepaid consulting services valued at $44,184.

The accompanying notes are an integral part of these consolidated financial statements.

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007 AND 2006

NOTE 1-     ORGANIZATION AND BASIS OF PRESENTATION

Champions Biotechnology, Inc., (the "Company") is a biotechnology company that intends to engage in the acquisition and early stage development of a portfolio of new therapeutic drug candidates and also the acquisition and development of novel technologies that the Company hopes will improve methods of and approaches to disease treatment.
The Company was incorporated under the laws of the State of Delaware in June 1985 as a merger and acquisition company under the name "International Group, Inc." In September 1985, the Company completed a public offering, and in January 1986, acquired the world-wide rights to the Champions sports theme restaurant concept and subsequently changed its name to "Champions Sports, Inc." In 1997, the Company sold its Champions service mark and concept for sports themed restaurants to Marriott International, Inc. and since then until January 2007, had been seeking a new business direction. In January 2007, the Company changed its name to Champions Biotechnology, Inc. to reflect the decision of the Company to focus on biotechnology as its new business approach.

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

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2007 AND 2006

NOTE 2-      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                   Property and Equipment

Property and equipment are stated at cost. Depreciation is computed from the date property is placed in service using the straight-line method over estimated useful lives as follows:

Life

Furniture and equipment	5-15 years

Leasehold improvements	Remaining term of the lease

Depreciation expense was $0 for the years ended April 30, 2007 and 2006, respectively.

                   Intangible Assets

Intangible assets represent costs incurred for patent applications. The costs incurred were valued at the fair value of the stock at the time of issuance. The Company will establish its estimated useful life upon approval of the application, which will begin the period of amortization of its cost. The Company will estimate the fair value of this asset annually.

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

                   Net Loss Per Share

Historical net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2007 AND 2006

NOTE 2-      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following is a reconciliation of the computation for basic and diluted EPS:

	April 30,	April 30,
	2007	2006

Net loss	$(170,058)	$(303,718)

Weighted-average common shares
outstanding (basic)	20,459,726	16,824,658

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
outstanding (diluted)	20,459,726	16,824,658

Options and warrants outstanding to purchase stock were not included in the computation of diluted EPS for April 30, 2007 and 2006 because inclusion would have been antidilutive.

                   Cash and Cash Equivalents

For purposes of the consolidated statements of cash flow, the Company considers all highly liquid debt instruments purchased with a maturity of six months or less, unless restricted as to use, to be cash equivalents. At various times throughout the years the Company had amounts on deposit at financial institutions in excess of federally insured limits.

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2007 AND 2006

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

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2007 AND 2006

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

                   Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next fiscal year after December 15, 2005. Accordingly, the Company has implemented the revised standard in the first quarter of fiscal year 2007.

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2007 AND 2006

NOTE 2-      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                   Recent Accounting Pronouncements (Continued)

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 155 is not anticipated to have a material impact on the Company’s financial position, results of operations, or cash flows.

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2007 AND 2006

NOTE 2-      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                   Recent Accounting Pronouncements (Continued)

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 155 is not anticipated to have a material impact on the Company’s financial position, results of operations, or cash flows.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140." SFAS No. 156 requires an entity to recognize a servicing asset or liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract under a transfer of the servicer’s financial assets that meets the requirements for sale accounting, a transfer of the servicer’s financial assets to a qualified special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale or trading securities in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" and an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates.

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2007 AND 2006

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
APRIL 30, 2007 AND 2006

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

Rental expense during the year ended April 30, 2007 and 2006 was $420 and $43,132, respectively.

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2007 AND 2006

NOTE 4-     MARRIOTT LICENSE

The Company was an exclusive supplier of sports memorabilia and a consultant to all new Champions Sports Bars located in Marriott and Renaissance Hotels worldwide. This agreement was terminated by Marriott effective May 28, 2005.

NOTE 5-     OTHER ACCRUED EXPENSES

This account represents accrued officer’s payroll and related payroll taxes.

NOTE 6-      OFFICER LOANS PAYABLE

For the year ended April 30, 2007, the Company received working capital advances from an officer of the Company which are due on demand without interest.

NOTE 7-     STOCKHOLDERS’ DEFICIT

                   Common Stock

The Company has 50,000,000 shares authorized and 27,624,658 shares issued and outstanding at April 30, 2007.

There were 10,800,000 shares of common stock issued during the year ended April 30, 2007 and 0 in 2006.

During the year ended April 30, 2007, the Company issued 9,500,000 shares of restricted stock for cash of $38,000.

In October 2006, the Company issued 1,000,000 shares of common stock, a five-year warrant to purchase up to 500,000 shares of common stock at an exercise price of $0.15 per share, and a five-year warrant to purchase up to 500,000 shares of common stock at an exercise price of $0.25 per share in exchange for the cancellation of all the $32,450 shares of preferred stock outstanding and the waiver of all accrued and unpaid dividends on such shares which totaled $350,460.

On February 14, 2007 the Company acquired all of the patent rights underlying a pending U.S. Patent Application. The purchase price for the patent rights consisted of an aggregate of up 550,000 restricted shares of common stock, of which 300,000 were issued to four individuals upon execution of the acquisition agreement and 250,000 restricted shares are

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2007 AND 2006

NOTE 7-     STOCKHOLDERS’ DEFICIT (CONTINUED)

                   Common Stock (Continued)

issuable upon the issuance of the patent based on the U.S. Patent Application.

                   Preferred Stock

The Company has 56,075 shares of preferred stock authorized and 0 shares issued and outstanding at April 30, 2007.

There were no issuances of preferred stock during the year ended April 30, 2007. The 32,450 shares as of July 31, 2006 were cancelled in October 2006.

                   Stock Options

On January 15, 2007, the Company entered into various agreements with consultants to issue three hundred and forty thousand options, exercisable over a five year period based on a fair value exercise price on the date of issuance ($0.17) exercisable expiring through January 15, 2012 for services to be rendered in one year. The options vest on January 15, 2008 and have been valued at $44,184 using the Black-Scholes Model with an annualized volatility rate of 100% and a bond interest rate of 4.43%. Amortization expense for services rendered was $11,046 for the year ended April 30, 2007.

                   Warrants

As noted above, in October 2006, the Company issued 1,000,000 shares of common stock, a five-year warrant to purchase up to 500,000 shares of common stock at an exercise price of $0.15 per share, and a five-year warrant to purchase up to 500,000 shares of common stock at an exercise price of $0.25 per share in exchange for the cancellation of all the 32,450 shares of preferred stock outstanding and the waiver of all accrued and unpaid dividends on such shares which totaled $350,460. The warrants were valued using the Black-Scholes pricing model using the following assumptions: interest rate 4.43%, dividend yield 0%, volatility 100% and expected life of five years.

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2007 AND 2006

NOTE 7-     STOCKHOLDERS’ DEFICIT (CONTINUED)

                   Warrants (Continued)

The Company has the following warrants outstanding for the purchase of its common stock:

		Year Ended April 30,
Exercise Price	Expiration Date	2007

$0.15	January 15, 2012	500,000

$0.25	January 15, 2012	500,000

		1,000,000

	Weighted Average exercise price	$0.20

As of April 30, 2007, none of the warrants are exercisable.

There were no warrants outstanding for the year ended April 30, 2006.

NOTE 8-     GOING CONCERN

As shown in the accompanying condensed consolidated financial statements, the Company has sustained net operating losses for the years ended April 30, 2007 and 2006 and has sustained large accumulated deficits that raise substantial doubt about its ability to continue as a going concern.

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
APRIL 30, 2007 AND 2006

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

At April 30, 2007 and 2006, deferred tax assets consist of the following:

	2007	2006
Deferred tax asset	$2,467,155	$2,426,965
Less: valuation allowance	(2,467,155)	(2,426,965)
Net deferred tax asset	$-0-	$-0-

At April 30, 2007 and 2006, the Company had federal net operating loss carryforwards in the approximate amounts of $7,049,015 and $6,934,187 available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 10-      DISPOSAL OF BUSINESS

On June 23, 2005, the Company ceased operations for its only sports bar located in San Antonio, Texas. Fixed assets with a net book value of $152,520 were sold for $10,000 and inventory consisting of primarily restaurant food and beverage was sold for $3,200. The Company’s consolidated financial statements have been reclassified to reflect this sale as discontinued operations, for all periods presented. Summarized operating results of discontinued operations are as follows:

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2007 AND 2006

NOTE 10-      DISPOSAL OF BUSINESS (CONTINUED)

	April 30,	April 30,
	2007	2006

Revenues	$-	$274,626
Net loss before income taxes	$-	$(159,601)
Provision for taxes	$-	$-
Net loss	$-	$(159,601)
Net loss per share	$-	$(0.01)
Diluted loss per share	$-	$(0.01)

NOTE 11-     SUBSEQUENT EVENT

On May 18, 2007, the Registrant entered into an Agreement and Plan of Merger with Biomerk, Inc., a privately owned company. Biomerk, Inc. is focused on generating a novel preclinical platform of human cancer tumor immune-deficient mice xenografts (Biomerk Tumorgrafts™). Biomerk, Inc. has several patent applications relating to xenograft models used for identifying potentially active chemotherapeutic agents. The Registrant issued 4,000,000 shares of its common stock to acquire Biomerk, Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPIONS BIOTECHNOLOGY, INC.

By:	/s/ James M. Martell
James M. Martell
Chairman, President, CEO and CFO
Date: August 13, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Durwood C. Settles
Durwood C. Settles
Treasurer, Director
Date: August 13, 2007

By:	/s/ Manuel Hidalgo
Manuel Hidalgo
Director
Date: August 13, 2007

By:	/s/ David Sidransky
David Sidransky
Director
Date: August 13, 2007

By:	Michael M. Tomic
Michael M. Tomic
Director
Date: August 13, 2007

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

Section 302 Certification

I, JAMES M. MARTELL, certify that:

(1) I have reviewed this annual report on Form 10-KSB of CHAMPIONS BIOTECHNOLOGY, INC., a Delaware corporation (the "registrant");

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

(5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the registrant’s board of directors (or persons performing the equivalent functions):

       (a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

       (b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6) The registrant’s other certifying officers and I have indicated in this annual 10-KSB report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 13, 2007

	By:	/s/ James M. Martell
James M. Martell
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER

Section 302 Certification

I, JAMES M. MARTELL, certify that:

(1) I have reviewed this annual report on Form 10-KSB of CHAMPIONS BIOTECHNOLOGY, INC., a Delaware corporation (the "registrant");

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

(5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the registrant’s board of directors (or persons performing the equivalent function): (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6) The registrant’s other certifying officers and I have indicated in this annual 10-KSB report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August 13, 2007

	By:	/s/ James M. Martell
James M. Martell
Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

In connection with the annual report of Champions Biotechnology, Inc. (the "Company") on Form 10-KSB for the year ended April 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to their knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: August 13, 2007

	By:	/s/ James M. Martell
James M. Martell
Chief Executive Officer and
Chief Financial Officer