Form 10QSB
period 2007-07-31
CHAMPIONS BIOTECHNOLOGY, INC.
filed 2007-09-13
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Mark One

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

       Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  x   No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes __ No   x

As of September 10, 2007 the Registrant had a total of 31,624,658 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):   Yes  x   No

CHAMPIONS BIOTECHNOLOGY, INC.
FORM 10-QSB

INDEX

		Page
Part I.	Financial Information

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheet as of July 31, 2007 (Unaudited)	5

	Condensed Consolidated Statements of Operations
	for the three months ended July 31, 2007 and 2006 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the
	three months ended July 31, 2007 and 2006 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8-16

	Item 2. Management's Discussion and Analysis or Plan of Operation	17-19

	Item 3. Controls and Procedures	19-20

Part II.	Other Information and Signatures
	Item 1. Legal Proceedings	20
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
	Item 3. Defaults Upon Senior Securities	20
	Item 4. Submission of Matters to a Vote of Security Holders	20
	Item 5. Other Information	20
	Item 6. Exhibits	20
	Signatures	21

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		22
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		23
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		24

CHAMPIONS BIOTECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007 AND 2006 (UNAUDITED)

CHAMPIONS BIOTECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES)
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007 AND 2006 (UNAUDITED)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheet as of July 31, 2007 (Unaudited)	5

Condensed Consolidated Statements of Operations for the Three months
ended July 31, 2007 and 2006 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows for the Three months ended
July 31, 2007 and 2006 (Unaudited)	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	8-16

CHAMPIONS BIOTECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JULY 31, 2007 (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$507,025

Total Current Assets	507,025

Intangibles assets	180,000
Goodwill	661,909

TOTAL ASSETS	$1,348,934

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$63,199
Other accrued expenses	351,394
Total current liabilities	414,593

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.001 par value; 50,000,000 shares authorized;
31,624,658 shares issued and outstanding	31,625
Additional paid-in capital	8,125,091
Accumulated deficit	(7,095,677)
1,061,039
Less: prepaid consulting	(126,698)
Total stockholders' equity	934,341

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,348,934

The accompanying notes are an integral part of these condensed consolidated financial statements

CHAMPIONS BIOTECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31, 2007 AND 2006 (UNAUDITED)

	2007	2006

OPERATING REVENUE
Services	$250,000	$-

Total operating revenue	250,000	-

COSTS AND OPERATING EXPENSES
Supplies	75,000	-
General and administrative	171,791	17,320

Total costs and operating expenses	246,791	17,320

INCOME (LOSS) BEFORE OTHER INCOME	3,209	(17,320)

Other income
Interest income	5,359	-
Total other income	5,359	-

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	8,568	(17,320)
Provision for income taxes	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$8,568	$(17,320)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$0.00	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC)	30,842,049	16,824,658

WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED)	31,080,085	-

The accompanying notes are an integral part of these condensed consolidated financial statements

CHAMPIONS BIOTECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2007 AND 2006 (UNAUDITED)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$8,568	$(17,320)
Adjustments to reconcile net income (loss) to net cash
provided (used) by operating activities:

Increase (decrease) in accounts payable	12,689	(1,497)
Increase in other accrued expenses	27,488	-
Amortization of prepaid consulting services	26,838	-
Total adjustments	67,015	(1,497)

Net cash provided (used) by operating activities	75,583	(18,817)

CASH FLOWS FROM FINANCING ACTIVITIES

(Payment of) proceeds from officers loan	(43,693)	18,900

Net cash (used) provided by financing activities	(43,693)	18,900

NET INCREASE IN CASH AND
CASH EQUIVALENTS	31,890	83

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	475,135	540

CASH AND CASH EQUIVALENTS - END OF PERIOD	$507,025	$623

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest paid	$-	$-
Income taxes	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH FLOW INVESTING AND FINANCING ACTIVITIES:

In May 2007, the Company issued 525,000 stock-options for prepaid consulting services valued at $120,398.

In May 2007, the Company issued 4,000,000 shares for 100% of the shares of Biomerk, Inc.

The accompanying notes are an integral part of these condensed consolidated financial statements

CHAMPIONS BIOTECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007 AND 2006 (UNAUDITED)

NOTE 1-          ORGANIZATION AND BASIS OF PRESENTATION

Champions Biotechnology, Inc., (the "Company") is a biotechnology company engaged in the acquisition and early stage development of a portfolio of new therapeutic drug candidates, in the acquisition and development of novel technologies and in providing administrative services in the field of oncology that the Company hopes will improve methods of and approaches to disease treatment. The Company was incorporated under the laws of the State of Delaware in June 1985 as a merger and acquisition company under the name "International Group, Inc." In September 1985, the Company completed a public offering, and in January 1986, acquired the world-wide rights to the Champions sports theme restaurant concept and subsequently changed its name to "Champions Sports, Inc." In 1997, the Company sold its Champions service mark and concept for sports themed restaurants to Marriott International, Inc. and since then until January 2007, had been seeking a new business direction. In January 2007, the Company changed its name to Champions Biotechnology, Inc. to reflect the decision of the Company to focus on biotechnology. In May 2007, the Company acquired Biomerk, Inc., a privately owned company focused on generating a novel preclinical platform of human cancer tumor immune-deficient mice xenografts (Biomerk Tumorgrafts™).

The condensed consolidated unaudited interim financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual consolidated statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The results for the three months ended July 31, 2007 may not be indicative of the results for the entire year.

CHAMPIONS BIOTECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007 AND 2006 (UNAUDITED)

NOTE 2-          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                         Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions have been eliminated in consolidation.

                         Goodwill and Other Intangible Assets

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142 "Goodwill and Other Intangible Assets". This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.

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

                         Accounting for Acquisition

The Company has accounted for its acquisition under the purchase method of accounting for business combinations. Under the purchase method of accounting, the cost, including transaction costs, are allocated to the underlying net assets, based on their respective estimated fair values. The excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.

                         Impairment of Goodwill and Other Intangible Assets

Goodwill and other intangible assets are tested annually for impairment and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset's fair value. The Company assesses the recoverability of its goodwill and other intangible assets by comparing the projected undiscounted net cash flows associated with the related asset, over the remaining lives, in comparison to their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

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

CHAMPIONS BIOTECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007 AND 2006 (UNAUDITED)

NOTE 2-           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                         Net Loss Per Share

Historical net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share for the three months ended July 31, 2006 when the Company reported a loss because to do so would have been antidilutive.

The following is a reconciliation of the computation for basic and diluted EPS:

	July 31,	July 31,
	2007	2006

Net income (loss)	$8,568	$(17,320)

Weighted-average common shares
outstanding (basic)	30,842,049	16,824,658

Weighted-average common stock
Equivalents
Stock options	238,636	-
Warrants	-	-

Weighted-average common shares
outstanding (diluted)	31,080,685	16,824,658

CHAMPIONS BIOTECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007 AND 2006 (UNAUDITED)

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

                         Stock-Based Compensation

Employee stock awards under the Company's compensation plans are accounted for in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R, as amended, are effective for small business issuers beginning as of the next fiscal year after December 15, 2005. Accordingly, the Company implemented the revised standard in the first quarter of fiscal year 2007.

CHAMPIONS BIOTECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007 AND 2006 (UNAUDITED)

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

                         Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections." SFAS No. 154 replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including the cumulative effect of changing to the new accounting principle in net income in the period of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140." SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets," and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 155 did not have a material impact on the Company's financial position, results of operations, or cash flows.

CHAMPIONS BIOTECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007 AND 2006 (UNAUDITED)

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

Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 156 did not have a material impact on the Company's financial position or results of operations.

In September 2006, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurement" ("SFAS No. 157"). This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Prior to SFAS No. 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company's mark-to-model value. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this statement on its financial statements and expects to adopt SFAS No.157 January 31, 2008.

CHAMPIONS BIOTECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007 AND 2006 (UNAUDITED)

NOTE 2-          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                         Recent Accounting Pronouncements (Continued)

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R." This standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is evaluating the impact of this statement on its financial statements and believes that such impact may be material.

NOTE 3-          OTHER ACCRUED EXPENSES

This account represents accrued officer's payroll and related payroll taxes.

NOTE 4-          OFFICER LOANS PAYABLE

For the three months ended July 31, 2006, the Company received working capital advances from an officer of the Company which were repaid during the three months ended July 31, 2007 without interest.

CHAMPIONS BIOTECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007 AND 2006 (UNAUDITED)

NOTE 5-          STOCKHOLDERS' EQUITY

                         Common Stock

The Company has 50,000,000 shares authorized and 31,624,658 shares issued and outstanding at July 31, 2007.

On May 18, 2007, the Company entered into an Agreement and Plan of Merger with Biomerk, Inc., a privately owned company, whereby the Company issued 4,000,000 restricted shares of its common stock to acquire 100% of the outstanding stock of Biomerk, Inc.

                         Stock Options

On May 15, 2007, the Company entered into a consulting agreement to issue five hundred thousand options, exercisable over a five-year period based on a fair value exercise price on the date of issuance ($0.30) exercisable expiring through May 15, 2012 for services to be rendered over three years. The options vest as follows: 166,665 upon the first anniversary of the grant date, 166,665 upon the second anniversary of the grant date and 166,670 upon the third anniversary of the grant date and have been valued at $114,665 using the Black-Scholes Model with an annualized volatility rate of 100% and a bond interest rate of 4.43%. Amortization expense for services rendered was $14,598 for the three months ended July 31, 2007. On May 15, 2007, the Company entered into a consulting agreement to issue twenty- five thousand options, exercisable over a five-year period based on a fair value exercise price on the date of issuance ($0.30) exercisable expiring through May 15, 2012 for services to be rendered over one year. The options vest on May 15, 2008 and have been valued at $5,733 using the Black-Scholes Model with an annualized volatility rate of 100% and a bond interest rate of 4.43%. Amortization expense for services rendered was $1,194 for the three months ended July 31, 2007.

CHAMPIONS BIOTECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2007 AND 2006 (UNAUDITED)

NOTE 6-          GOING CONCERN

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

NOTE 7-      PROVISION FOR INCOME TAXES

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

At July 31, 2007 and 2006, deferred tax assets consist of the following:

	2007	2006
Deferred tax asset	$2,483,487	$2,433,027
Less: valuation allowance	(2, 483,487)	(2, 433,027)
Net deferred tax asset	$-0-	$-0-

At July 31, 2007 and 2006, the Company had federal net operating loss carryforwards in the approximate amounts of $7,095,677 and $6,951,507 available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

 Item 2.   Management's Discussion and Analysis or Plan of Operation

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

       This document contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act that inherently involve risk and uncertainties. The Company generally uses words such as "believe," "may," "could," "will," "intend," "estimate," "expect," "anticipate," "plan," "likely," "promise" and similar expressions to identify forward-looking statements. One should not place undue reliance on these forward-looking statements. The Company's actual results could differ materially from those anticipated in the forward-looking statements for many unforeseen factors, which may include, but are not limited to, changes in general economic conditions, the ongoing threat of terrorism, ability to have access to financing sources on reasonable terms and other risks that are identified under "RISK FACTORS" of the Company's most recent Form 10-KSB. Although the Company believes the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and the Company's future results, levels of activity, performance or achievements may not meet these expectations. The Company does not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in the Company's expectations, except as required by law.

Overview

       Champions Biotechnology, Inc. (referred in this 10-QSB by terms "Company", "we" or "our") is a biotechnology company that is presently engaged in the evaluation, acquisition and early stage development of a portfolio of new therapeutic drug candidates, in the acquisition and development of novel technologies and in providing administrative services in the field of oncology that the Company hopes will improve methods and approaches to disease treatment. Our current plan calls for the development of a management team, selection and appointment of new members to our Board of Directors, formation of a Scientific Advisory Board and securing additional longer term funding to continue the development and acquisition of our drug portfolio and other novel technologies. This is being accomplished by drawing upon the established expertise, knowledge and insight of experts, including two of the Company's Directors and shareholders, Drs. David Sidransky and Manuel Hidalgo, who have wide-ranging contacts in the pharmaceutical and biotechnology industry, academia and government. Dr. Manuel Hidalgo is the Company's Scientific Advisor.

        We plan to evaluate new drug candidates and develop a portfolio of new therapeutic drug candidates through pre-clinical trials and possibly early phase ("first in man") clinical trials. If therapeutic drug candidates reach this early stage of development, the Company intends to partner with, sell or license them to pharmaceutical and/or biotechnology companies, as appropriate. Management believes this strategy will enable the Company to leverage the competencies of these partners or licensees to maximize the Company's return on investment in a relatively short time frame. The Company believes that this model is unlike that of many new biotechnology companies that look to bring the process of drug development through all phases of discovery, development, regulatory approvals, and marketing, which requires a very large financial commitment and a long time, typically more than a decade, to realize.

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

        Additionally, we provide administrative services in the field of oncology by establishing and administering expert medical information panels for individuals to analyze medical records and test results, to assist in understanding conventional and research options and to identify and arrange third parties for testing, analysis and study of cancer tissues, as appropriate.

       The Company was incorporated under the laws of the State of Delaware in June 1985 as a small merger and acquisition company under the name "International Group, Inc.". In September 1985, the Company completed a public offering, and in January 1986, acquired the world-wide rights to the Champions sports theme restaurant concept and subsequently changed its name to "Champions Sports, Inc." In 1997, the Company sold its Champions service mark and concept for sports themed restaurants to Marriott International, Inc. and since then until January 2007, had been seeking a new business direction. In January 2007, the Company changed its name to Champions Biotechnology, Inc. to reflect the decision of the Company to focus on biotechnology. Since then the Company commenced the process of building a biotechnology company from the "ground up" as its new business approach.

Results of Operation

       For the three months ended July 31, 2007, the Company's net income was $8,568 and the net loss for the three months ended July 31, 2006 was $17,320. In the quarter ended July 31, 2007, the Company began its operations as a biotechnology company while in the prior quarter ended July 31, 2006, it had no operations. The Company acquired Biomerk, Inc. in May 2007. The Company's total assets at July 31, 2007 were $1,348,934. The Company's total assets at July 31, 2006 were $623.

Revenues

       The Company's total operating revenues were $250,000 for the three months ended July 31, 2007 and $0.00 for the three months ended July 31, 2006. The Company generated revenues for the three months ended July 31, 2007 for providing administrative services in the field of oncology.

Expenses

       For the three months ended July 31, 2007, expenses were $246,791 compared to $17,320 for the three months ended July 31, 2006. The increased expenses represented the Company moving forward in executing its new business plan of building a biotechnology company. Supplies of $75,000 represented tumorgraft expenses and the rest of expenses were general and administrative expenses which were due to significant increase in the Company's operating activities for the administration and servicing of the expert medical information panels, increase in professional legal and accounting fees relating to the acquisition of Biomerk, Inc., fees associated with maintaining the Company's patent position and stock option based amortized compensation. For the three months ended July 31, 2006 the expenses of $17,320 were associated with the maintenance of the Company as it was seeking a new business direction.

Liquidity and Capital Resources

       The Company's cash position as of July 31, 2007 was $507,025, compared to $3,758 on April 30, 2007. For the three month period ended July 31, 2007, the Company's continuing operations provided $75,583.

       The Company had working capital of $92,432 at July 31, 2007 and a deficit of $441,065 at April 30, 2007. This increase in working capital was due to the acquisition, on May 18, 2007, of Biomerk, Inc., a private company and operations during the three months ended July 31, 2007. The Company's working capital is very unfavorable when compared to other public companies.

       The Company anticipates that the revenues generated for the three months ended July 31, 2007 and the Biomerk acquisition, which provided the Company with approximately $475,000 cash, will cover operating costs until longer term capital is obtained to finance the Company's future development. There is no assurance that this can be done on terms satisfactory to the Company.

Item 3.   Controls and Procedures

       The Company's president currently acts both as its chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company's management, including the Company's chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

       A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

       Management did not use a framework to conduct the required evaluation of the effectiveness of the Company's internal control over financial reporting since, in the view of management, comparison with a framework was unwarranted because the size of the Company's current operations are such that management is aware of all current transactions and also that the size of the Company prevents it from being able to employ sufficient staffing resources to enable the Company to have adequate segregation of duties within its internal control system.

       An evaluation was conducted by the Company's president as to the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the quarterly period ending July 31, 2007 covered by this Quarterly Report on Form 10-QSB. Based upon such evaluation, the Company's president concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

       This deficiency consists primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. However, the size of the Company prevents it from being able to employ sufficient resources to enable the Company to have adequate segregation of duties within its internal control system. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. When the Company is able to obtain sufficient funding and develop its management and staffing, it will apply the necessary corrective action to remedy the weakness.

       There was no change in the Company's internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Critical Accounting Policies

        In the notes to the consolidated financial statements for the quarter ended July 31, 2007 included in the Company's Form 10-QSB, the Company discussed those accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

Part II.   Other Information

Item 1.   Legal Proceedings

       None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

     On May 18, 2007, The Company issued an aggregate of 4,000,000 restricted shares of common stock to two accredited individuals to acquire Biomerk, Inc. pursuant to an Agreement and Plan of Merger. The Company issued the shares in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

Item 3.   Defaults Upon Senior Securities

       None

Item 4.   Submission of Matters to a Vote of Security Holders

       None

Item 5.   Other Information

       None

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
Chairman, CEO, President and CFO
Date: September 13, 2007

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

Date: September 13, 2007

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

Date: September 13, 2007

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

Dated: September 13, 2007	By:	/s/ James Martell
James M. Martell, Chief Executive Officer and
Chief Financial Officer