Form 10QSB
period 2007-10-31
CHAMPIONS BIOTECHNOLOGY, INC.
filed 2007-12-17
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Mark One

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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

As of December 14, 2007 the Registrant had a total of 31,686,290 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):   Yes  x No

CHAMPIONS BIOTECHNOLOGY, INC.
FORM 10-QSB

INDEX

		Page
Part I.	Financial Information

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheet as of October 31, 2007 (Unaudited)	5

	Condensed Consolidated Statements of Operations
	for the Six months and Three months ended October 31, 2007 and 2006 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the
	Six months ended October 31, 2007 and 2006 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8-16

	Item 2. Management's Discussion and Analysis or Plan of Operation	17-19

	Item 3. Controls and Procedures	19-20

Part II.	Other Information and Signatures
	Item 1. Legal Proceedings	20
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
	Item 3. Defaults Upon Senior Securities	20
	Item 4. Submission of Matters to a Vote of Security Holders	20
	Item 5. Other Information	20
	Item 6. Exhibits	20
	Signatures	21

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		22
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		23
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		24

2

CHAMPIONS BIOTECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007 AND 2006 (UNAUDITED)

CHAMPIONS BIOTECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES)
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007 AND 2006 (UNAUDITED)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheet as of October 31, 2007 (Unaudited)	5

Condensed Consolidated Statements of Operations for the Six months and Three months
ended October 31, 2007 and 2006 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows for the Six months ended
October 31, 2007 and 2006 (Unaudited)	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	8-16

CHAMPIONS BIOTECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF OCTOBER 31, 2007 (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 365,916

Total Current Assets	365,916

Intangibles assets	191,745
Goodwill	661,909

TOTAL ASSETS	$ 1,219,570

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$ 42,949
Other accrued expenses	351,394
Total current liabilities	394,343

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Common stock, $.001 par value; 50,000,000 shares authorized;
31,624,658 shares issued and outstanding	31,625
Additional paid-in capital	8,461,378
Accumulated deficit	(7,241,240)
1,251,763
Less: prepaid consulting	(426,536)
Total stockholders' equity	825,227

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 1,219,570

The accompanying notes are an integral part of these condensed consolidated financial statements

CHAMPIONS BIOTECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS AND THREE MONTHS ENDED OCTOBER 31, 2007 AND 2006 (UNAUDITED)

	Six Months Ended October 31		Three Months Ended October 31
	2007	2006	2007	2006

OPERATING REVENUE
Services	$ 250,000	$ -	$ -	$ -

Total operating revenue	250,000	-	-	-

COSTS AND OPERATING EXPENSES
Supplies	75,000	-	-	-
General and administrative	321,989	36,888	150,198	19,568

Total costs and operating expenses	396,989	36,888	150,198	19,568

(LOSS) BEFORE OTHER INCOME	(146,989)	(36,888)	(150,198)	(19,568)

Other income
Interest income	9,994	-	4,635	$ -
Total other income	9,994	-	4,635	-

(LOSS) BEFORE PROVISION FOR INCOME TAXES	(136,995)	(36,888)	(145,563)	(19,568)
Provision for income taxes	-	-	-	-

NET (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$ (136,995)	$ (36,888)	$ (145,563)	$ (19,568)

BASIC AND DILUTED (LOSS) PER COMMON SHARE	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC)	31,233,353	16,906,180	31,624,658	16,987,701

The accompanying notes are an integral part of these condensed consolidated financial statements

CHAMPIONS BIOTECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2007 AND 2006 (UNAUDITED)

	2007	2006

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$ (136,995)	$ (36,888)
Adjustments to reconcile net (loss) to net cash
(used) by operating activities:

(Decrease) in accounts payable	(7,561)	(300)
Increase in other accrued expenses	15,743	-
Amortization of prepaid consulting services	63,287	-
Total adjustments	71,469	(300)

Net cash (used in) operating activities	(65,526)	(37,188)

CASH FLOWS FROM FINANCING ACTIVITIES

(Payment of) proceeds from officers loan	(43,693)	37,000

Net cash (used in) provided by financing activities	(43,693)	37,000

NET (DECREASE) IN CASH AND
CASH EQUIVALENTS	(109,219)	(188)

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	475,135	540

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 365,916	$ 352

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

SUPPLEMENTAL SCHEDULE OF NON-CASH FLOW INVESTING AND FINANCING ACTIVITIES:

Common stock issued for exchange of preferred stock and dividend payable on preferred stock	-	$ 674,790

In May 2007, the Company issued 525,000 stock-options for prepaid consulting services valued at $120,398.

In May 2007, the Company issued 4,000,000 shares for 100% of the shares of Biomerk, Inc.

In October 2007, the Company issued 500,000 stock options for prepaid consulting services valued at $336,287.

The accompanying notes are an integral part of these condensed consolidated financial statements\

CHAMPIONS BIOTECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007 AND 2006 (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Champions Biotechnology, Inc., (the "Company") is a biotechnology company that is presently engaged in the acquisition and early stage development of a portfolio of new therapeutic drug candidates, in providing preclinical services to pharmaceutical and biotechnology companies and in providing administrative services in the field of oncology that the Company hopes will improve methods and approaches to disease treatment. The Company was incorporated under the laws of the State of Delaware in June 1985 as a merger and acquisition company under the name "International Group, Inc." In September 1985, the Company completed a public offering, and in January 1986, acquired the world-wide rights to the Champions sports theme restaurant concept and subsequently changed its name to "Champions Sports, Inc." In 1997, the Company sold its Champions service mark and concept for sports themed restaurants to Marriott International, Inc. and since then until January 2007, had been seeking a new business direction. In January 2007, the Company changed its name to Champions Biotechnology, Inc. to reflect the decision of the Company to focus on biotechnology. In May 2007, the Company acquired Biomerk, Inc., a privately owned company focused on generating a novel preclinical platform of human cancer tumor immune-deficient mice xenografts (Biomerk Tumorgrafts™).

The condensed unaudited interim consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company's annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the April 30, 2007 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments,

which, in the opinion of management, are necessary to present fairly the operations and cash flows for the period presented.

CHAMPIONS BIOTECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007 AND 2006 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

       Use of Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CHAMPIONS BIOTECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007 AND 2006 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       Net Loss Per Share

Historical net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share
(EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.
Common stock equivalents were not included in the computation of diluted earnings per share for the six months ended October 31, 2006 when the Company reported a loss because to do so would have been antidilutive.

The following is a reconciliation of the computation for basic and diluted EPS:

	October 31,	October 31,
	2007	2006

Net (loss)	$(136,995)	$(36,888)

Weighted-average common shares
outstanding (basic)	31,233,353	16,906,180

The Company had stock options totaling 711,765 that were not included in the calculation of the diluted weighted average number of shares outstanding at October 31, 2007, as inclusion of these options would have been anti-dilutive. There were no options outstanding at October 31, 2006.

CHAMPIONS BIOTECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007 AND 2006 (UNAUDITED)

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

CHAMPIONS BIOTECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007 AND 2006 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

CHAMPIONS BIOTECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007 AND 2006 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-
time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after
September 15, 2006. The adoption of FAS 156 did not have a material impact on the Company's financial position or results of operations.

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

CHAMPIONS BIOTECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007 AND 2006 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 3 OTHER ACCRUED EXPENSES

This account represents accrued officer's payroll and related payroll taxes.

NOTE 4 - OFFICER LOANS PAYABLE

For the six months ended October 31, 2006, the Company received working capital advances from an officer of the Company which were repaid during the six months ended October 31, 2007 without interest.

CHAMPIONS BIOTECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007 AND 2006 (UNAUDITED)

NOTE 5 - STOCKHOLDERS' EQUITY

       Common Stock

The Company has 50,000,000 shares authorized and 31,624,658 shares issued and outstanding at October 31, 2007.

On May 18, 2007, the Company entered into an Agreement and Plan of Merger with Biomerk, Inc., a privately owned company, whereby the
Company issued 4,000,000 restricted shares of its common stock to acquire 100% of the outstanding stock of Biomerk, Inc.

       Stock Options

On May 15, 2007, the Company entered into a consulting agreement to issue five hundred thousand options, exercisable over a five-year period based on a fair value exercise price on the date of issuance ($0.30) exercisable expiring through May 15, 2012 for services to be rendered over three years. The options vest as follows: 166,665 upon the first anniversary of the grant date, 166,665 upon the second anniversary of the grant date and 166,670 upon the third anniversary of the grant date and have been valued at $114,665 using the Black-Scholes Model with an annualized volatility rate of 100% and a bond interest rate of 4.43%. Amortization expense for services rendered was $32,118 for the six months ended October 31, 2007. On May 15, 2007, the Company entered into a consulting agreement to issue twenty- five thousand options, exercisable over a five-year period based on a fair value exercise price on the date of issuance ($0.30) exercisable expiring through May 15, 2012 for services to be rendered over one year. The options vest on May 15, 2008 and have been valued at $5,733 using the Black-Scholes Model with an annualized volatility rate of 100% and a bond interest rate of 4.43%. Amortization expense for services rendered was $2,628 for the six months ended October 31, 2007. On October 10, 2007, the Company entered into a consulting agreement to issue five hundred thousand options, exercisable over a five-year period based on a fair value exercise price on the date of issuance ($0.75) exercisable expiring through October 10,
2012 for services to be rendered over three years. The options vest as follows: 166,665 upon the first anniversary of the grant date, 166,665 upon the second anniversary of the grant date and 166,670 upon the third anniversary of the grant date and have been valued at $336,287 using the Black-Scholes Model with an annualized volatility rate of 141% and a bond interest rate of 4.38%. Amortization expense for services rendered was $6,449 for the six months ended October 31, 2007.

CHAMPIONS BIOTECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2007 AND 2006 (UNAUDITED)

NOTE 6 - GOING CONCERN

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
The Company's operations are generating revenues through its administrative services and plans to develop service revenues from pharmaceutical and biotechnology companies through its preclinical services. The Company is additionally attempting to secure financing for future development.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 7 - PROVISION FOR INCOME TAXES

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

At October 31, 2007 and 2006, deferred tax assets consist of the following:

	2007	2006
Deferred tax asset	$2,534,700	$2,439,876
Less: valuation allowance	(2,534,700)	(2, 439,876)
Net deferred tax asset	$-0-	$-0-

At October 31, 2007 and 2006, the Company had federal net operating loss carryforwards in the approximate amounts of $7,241,240 and
$6,971,075 available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

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

Overview

       Champions Biotechnology, Inc. (referred in this 10-QSB by terms "Company", "we" or "our") is a biotechnology company that is presently engaged in the acquisition and early stage development of a portfolio of new therapeutic drug candidates, in providing preclinical services to pharmaceutical and biotechnology companies and in providing administrative services in the field of oncology that the Company hopes will improve methods and approaches to disease treatment. Our current plan calls for the development of a management team, selection and appointment of new members to our Board of Directors, formation of a Scientific Advisory Board and securing additional longer term funding to continue the development of the Company's preclinical platform and the development and acquisition of our drug portfolio and other novel technologies. This is being accomplished by drawing upon the established expertise, knowledge and insight of experts, including two of the
Company's Directors and significant shareholders, Dr. David Sidransky and Dr. Manuel Hidalgo, who have wide-ranging contacts in the pharmaceutical and biotechnology industry, academia and government. Dr. Sidransky is the Chairman of the Board of Directors and Dr. Hidalgo
is the Company's Scientific Advisor.

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

       In October, 2007, Dr. David Sidransky was appointed the Chairman of the Board of Directors. Dr. Sidransky is a renowned oncologist and research scientist named and profiled by TIME magazine in 2001 as one of the top physicians and scientists in America, recognized for his work with early detection of cancer. He is the Director of the Head and Neck Cancer Research Division at Johns Hopkins University School of
Medicine and Professor of Oncology, Otolaryngology, Cellular & Molecular Medicine, Urology, Genetics, and Pathology at John Hopkins
University and Hospital. Dr. Sidransky is one of the five most highly cited researchers in clinical and medical journals in the world, in the field of oncology during the past decade, with over 300 peer-reviewed publications. He has contributed more than 40 cancer reviews and chapters. Dr.
Sidransky is a founder of a number of biotechnology companies and holds numerous biotechnology patents. He has served as Vice Chairman of the Board of Directors, and presently is a director of ImClone. He is a Vice Chairman of Alfacell and serves on the Board of Directors of
Xenomics. He is serving and has served on scientific advisory boards of MedImmune, Roche, Amgen and Veridex, LLC (a Johnson & Johnson
diagnostic company), among many others. Dr. Sidransky serves as Director (2005-2008) of American Association for Cancer Research (AACR).
He was the chairperson of AACR International Conferences (2006 and 2007) on Molecular Diagnostics in Cancer Therapeutic Development:
Maximizing Opportunities for Individualized Treatment. Dr. Sidransky is the recipient of a number of awards and honors, including the 1997
Sarstedt International Prize from the German Society of Clinical Chemistry, the 1998 Alton Ochsner Award Relating Smoking and Health by the
American College of Chest Physicians and the 2004 Hinda and Richard Rosenthal Award from the American Association of Cancer Research.

       In May 2007, we acquired Biomerk, Inc., a company focused on generating a novel preclinical platform of human cancer tumor immune-
deficient mice xenografts (Biomerk Tumorgrafts™). Biomerk Tumorgrafts™, unlike standard cell line derived xenografts, are implanted directly from primary human cancer tumors and never passaged in cell tissue culture. The Company believes that these xenografts more closely reflect human cancer biology and are more predictive of clinical outcome. The Company has several patent applications relating to xenograft models used for identifying potentially active chemotherapeutic agents. The Company believes that it as well as biotechnology and pharmaceutical companies, as part of their drug discovery and post marketing efforts, may benefit from utilizing the Company's preclinical services that are more predictive and that might provide for a faster and less expensive path for drug approval. These services will utilize Biomerk Tumorgrafts™
to evaluate tumor sensitivity/resistance to various single and combination standard and novel chemotherapy agents.

       In February 2007, we acquired the patent rights to two Benzoylphenylurea (BPU) sulfur analog compounds that have shown promising potent activity against in vitro and in vivo models of prostate and pancreatic cancer (Journal of Medicinal Chemistry, 2006, Vol. 49, No.7, 2357-
2360 and American Association for Cancer Research Journal of Molecular Cancer Therapeutics, Vol. 6, Issue 5, May 2007, 1509-16.). The
acquired rights include pending U.S. Patent Application and the corresponding international patent application filed under the Patent Cooperation
Treaty (PCT), both entitled Design and Synthesis of Novel Tubulin Polymerization Inhibitors: Benzoylphenylurea (BPU) Sulfur Analogs.

       Additionally, we provide administrative services in the field of oncology by working with patient's physicians to establish and administer expert medical information panels for individuals to analyze medical records and test results, to assist in understanding conventional and research options and to identify and arrange third parties for testing, analysis and study of cancer tissues, as appropriate.

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

Results of Operation

       For the six months ended October 31, 2007, the Company's net loss was $136,995 and the net loss for the three months ended October 31,
2007 was $145,563. For the six months ended October 31, 2006, the Company's net loss was $36,888 and the net loss for the three months ended
October 31, 2006 was $19,568. In the six months ended October 31, 2007, the Company began its operations as a biotechnology company while in the six months ended October 31, 2006, it had no operations. The Company acquired Biomerk, Inc. in May 2007. The Company's total assets at October 31, 2007 were $1,219,570. The Company's total assets at October 31, 2006 were $352.

Revenues

       The Company's total operating revenues were $250,000 for the six months ended October 31, 2007 and $0.00 for the three months ended
October 31, 2007. The Company generated revenues for the six months ended October 31, 2007 for providing administrative services in the field of oncology.

Expenses

       For the six months ended October 31, 2007, expenses were $396,989 and $150,198 for the three months ended October 31, 2007 compared to $36,888 for the six months ended October 31, 2006 and $19,568 for the three months ended October 31, 2006. The increased expenses represented the Company moving forward in executing its new business plan of building a biotechnology company. Supplies of $75,000 represented tumorgraft expenses and the rest of expenses were general and administrative expenses which were due to significant increase in the
Company's operating activities for the administration and servicing of the expert medical information panels, increase in professional legal and accounting fees relating to the acquisition of Biomerk, Inc., fees associated with maintaining the Company's patent position and stock option based amortized compensation. For the six months ended October 31, 2006 the expenses of $36,888 were associated with the maintenance of the
Company as it was seeking a new business direction

. 18

Liquidity and Capital Resources

       The Company's cash position as of October 31, 2007 was $365,916, compared to $3,758 on April 30, 2007. For the six month period ended
October 31, 2007, the Company's operations used $65,526.

       The Company's working capital was a negative $28,427 at October 31, 2007 and a deficit of $441,065 at April 30, 2007. This decrease in the working capital deficit was due to the operations of the Company during the six months ended October 31, 2007 after the acquisition, on May
18, 2007, of Biomerk, Inc., a private company.

       The Company anticipates that the revenues generated for the six months ended October 31, 2007 and the Biomerk acquisition, which provided the Company with approximately $475,000 cash, may cover operating costs until longer term capital is obtained to finance the
Company's future development. There is no assurance that this can be done on terms satisfactory to the Company.

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

       An evaluation was conducted by the Company's president as to the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the quarterly period ending October 31,
2007 covered by this Quarterly Report on Form 10-QSB. Based upon such evaluation, the Company's president concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the
Exchange Act.

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

Critical Accounting Policies

       In the notes to the consolidated financial statements for the quarter ended October 31, 2007 included in the Company's Form 10-
QSB, the Company discussed those accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the
United States of America.

Part II.   Other Information

Item 1.   Legal Proceedings

       None

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

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
CEO, President and CFO
Date: December 17, 2007

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
Section 302 Certification

I, JAMES MARTELL, certify that:

(1) I have reviewed this quarterly report on Form 10-QSB of CHAMPIONS BIOTECHNOLOGY, INC., a Delaware corporation (the
"registrant");

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

Date: December 17, 2007

By:	/s/ James Martell
James Martell
Chief Executive Officer

CERTIFICATION OF CHIEF FINANCIAL OFFICER
Section 302 Certification

I, James Martell, certify that:

(1) I have reviewed this quarterly report on Form 10-QSB of CHAMPIONS BIOTECHNOLOGY, INC., a Delaware corporation (the
"registrant");

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

Date: December 17, 2007

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

Dated: December 17, 2007	By:	/s/ James Martell
James M. Martell, Chief Executive Officer and
Chief Financial Officer

