Form 10QSB
period 2008-01-31
CHAMPIONS BIOTECHNOLOGY, INC.
filed 2008-03-06
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Mark One

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

As of February 27, 2008 the Registrant had a total of 31,794,146 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):   Yes  x No

CHAMPIONS BIOTECHNOLOGY, INC.
FORM 10-QSB

INDEX

		Page
Part I.	Financial Information

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheet as of January 31, 2008 (Unaudited)	5

	Condensed Consolidated Statements of Operations
	for the Nine months and Three months ended January 31, 2008 and 2007 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the
	Nine months ended January 31, 2008 and 2007 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8-16

	Item 2. Management’s Discussion and Analysis or Plan of Operation	17-19

	Item 3. Controls and Procedures	19-20

Part II.	Other Information and Signatures
	Item 1. Legal Proceedings	20
	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20
	Item 3. Defaults Upon Senior Securities	20
	Item 4. Submission of Matters to a Vote of Security Holders	20
	Item 5. Other Information	20
	Item 6. Exhibits	20
	Signatures	21

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		22
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		23
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		24

2

CHAMPIONS BIOTECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008 AND 2007 (UNAUDITED)

CHAMPIONS BIOTECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES)
INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2008 AND 2007 (UNAUDITED)

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Condensed Consolidated Balance Sheet as of January 31, 2008 (Unaudited)	5

Condensed Consolidated Statements of Operations for the Nine months and Three months
ended January 31, 2008 and 2007 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows for the Nine months ended
January 31, 2008 and 2007 (Unaudited)	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	8-16

CHAMPIONS BIOTECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JANUARY 31, 2008 (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$ 1,072,453
Supplies	47,466

Total Current Assets	1,119,919

Intangibles assets	191,745
Goodwill	661,909

TOTAL ASSETS	$ 1,973,573

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$ 111,778
Other accrued expenses	351,394
Total current liabilities	463,172

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value; 50,000,000 shares authorized;
31,794,146 shares issued and outstanding	31,794
Additional paid-in capital	8,526,789
Accumulated deficit	(6,630,234)
1,928,349
Less: prepaid consulting	(417,948)
Total stockholders’ equity	1,510,401

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,973,573

The accompanying notes are an integral part of these condensed consolidated financial statements

CHAMPIONS BIOTECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS AND THREE MONTHS ENDED JANUARY 31, 2008 AND 2007 (UNAUDITED)

	Nine Months Ended January 31		Three Months Ended January 31
	2008	2007	2008	2007

OPERATING REVENUE
Services	$ 1,174,940	$ -	$ 924,940	$ -

Total operating revenue	1,174,940	-	924,940	-

COSTS AND OPERATING EXPENSES
Service expenses	264,262	-	201,222	-
Supplies	75,000	-	-	-
General and administrative	377,724	74,086	118,776	37,198

Total costs and operating expenses	716,986	74,086	319,998	37,198

INCOME (LOSS) BEFORE OTHER INCOME	457,954	(74,086)	604,942	(37,198)

Other income
Interest income	16,057	-	6,064	-
Total other income	16,057	-	6,064	-

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	474,011	(74,086)	611,006	(37,198)
Provision for income taxes	-	-	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$ 474,011	$ (74,086)	$ 611,006	$ (37,198)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$ 0.02	$ (0.00)	$ 0.02	$ (0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC)	31,386,454	20,489,493	31,692,654	18,091,931

WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED)	32,468,344	-	32,774,544	-

The accompanying notes are an integral part of these condensed consolidated financial statements

CHAMPIONS BIOTECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2008 AND 2007 (UNAUDITED)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$ 474,011	$ (74,086)
Adjustments to reconcile net (loss) to net cash
Provided by (used in) operating activities:
(Increase) in supplies	(47,466)	-
Increase (decrease) in accounts payable	61,268	(11,589)
Increase (decrease) in other accrued expenses	15,743	24,221
Amortization of prepaid consulting services	108,950	-
Total adjustments	138,495	12,632

Net cash provided by (used in) operating activities	612,506	(61,454)

CASH FLOWS FROM FINANCING ACTIVITIES

(Payment of) proceeds from officers loan	(43,693)	43,693
Proceeds from sale of restricted common stock	28,505	38,000
Net cash provided by (used in) financing activities	(15,188)	81,693

NET INCREASE IN CASH AND
CASH EQUIVALENTS	597,318	20,239

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	475,135	540

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 1,072,453	$20,779

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest paid	$ -	$ 2,277
Income taxes paid	$ -	$ -

SUPPLEMENTAL SCHEDULE OF NON-CASH FLOW INVESTING AND FINANCING ACTIVITIES:

In January 2007, the Company issued 340,000 stock options for prepaid consulting services valued at $44,184.

In May 2007, the Company issued 525,000 stock-options for prepaid consulting services valued at $157,473.

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
JANUARY 31, 2008 AND 2007 (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Champions Biotechnology, Inc., (the "Company") is a biotechnology company that is engaged in the development of advanced preclinical platforms and predictive tumor specific data to enhance and accelerate the value of oncology drugs for companies and physicians. The
Company was incorporated under the laws of the State of Delaware in June 1985 as a merger and acquisition company under the name
"International Group, Inc." In September 1985, the Company completed a public offering, and in January 1986, acquired the world-wide rights to the Champions sports theme restaurant concept and subsequently changed its name to "Champions Sports, Inc." In 1997, the Company sold its
Champions service mark and concept for sports themed restaurants to Marriott International, Inc. and since then until January 2007, had been seeking a new business direction. In January 2007, the Company changed its name to Champions Biotechnology, Inc. to reflect the decision of the Company to focus on biotechnology. In May 2007, the Company acquired Biomerk, Inc., a privately owned company focused on generating a novel preclinical platform of human cancer tumor immune-deficient mice xenografts (Biomerk Tumorgrafts™).

The condensed unaudited interim consolidated financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual statements and notes. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed consolidated financial statements be read in conjunction with the April 30, 2007 audited consolidated financial statements and the accompanying notes thereto. While management believes the procedures followed in preparing these condensed consolidated financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These condensed unaudited consolidated financial statements reflect all adjustments, including normal recurring adjustments, which, in the opinion of management, are necessary to present fairly the operations and cash flows for the period presented.

CHAMPIONS BIOTECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JANUARY 31, 2008 AND 2007 (UNAUDITED)

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

       Impairment of Goodwill and Other Intangible Assets

Goodwill and other intangible assets are tested annually for impairment and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The Company assesses the recoverability of its goodwill and other intangible assets by comparing the projected undiscounted net cash flows associated with the related asset, over the remaining lives, in comparison to their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

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

CHAMPIONS BIOTECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JANUARY 31, 2008 AND 2007 (UNAUDITED)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

       Net Loss Per Share

Historical net loss per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share
(EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.
Common stock equivalents were not included in the computation of diluted earnings per share for the nine months ended January 31, 2007 when the Company reported a loss because to do so would have been antidilutive.

The following is a reconciliation of the computation for basic and diluted EPS:

	January 31,	January 31,
	2008	2007

Net income (loss)	$474,011	$(74,086)

Weighted-average common shares
outstanding (basic)	31,386,454	20,489,493

Weighted-average common stock equivalents
Stock options	439,835	-
Warrants	642,055	-

Weighted-average common
shares outstanding (diluted)	32,468,344	20,489,493

CHAMPIONS BIOTECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JANUARY 31, 2008 AND 2007 (UNAUDITED)

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

       Stock-Based Compensation

Employee stock awards under the Company’s compensation plans are accounted for in accordance with Statement of Financial Accounting
Standards No. 123 (Revised 2004), "Share-Based Payment" ("SFAS 123R"). SFAS 123R requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of
SFAS 123R, as amended, are effective for small business issuers beginning as of the next fiscal year after December 15, 2005. Accordingly, the
Company implemented the revised standard in the first quarter of fiscal year 2007.

CHAMPIONS BIOTECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JANUARY 31, 2008 AND 2007 (UNAUDITED)

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

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements
No. 133 and 140." SFAS No. 155 resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to
Beneficial Interests in Securitized Financial Assets," and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the first fiscal year that begins after September 15, 2006. The adoption of FAS 155 did not have a material impact on the Company’s financial position, results of operations, or cash flows.

CHAMPIONS BIOTECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JANUARY 31, 2008 AND 2007 (UNAUDITED)

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

Additionally, SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, permits an entity to choose either the use of an amortization or fair value method for subsequent measurements, permits at initial adoption a one-
time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights and requires separate presentation of servicing assets and liabilities subsequently measured at fair value and additional disclosures for all separately recognized servicing assets and liabilities. SFAS No. 156 is effective for transactions entered into after the beginning of the first fiscal year that begins after
September 15, 2006. The adoption of FAS 156 did not have a material impact on the Company’s financial position or results of operations.

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

CHAMPIONS BIOTECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JANUARY 31, 2008 AND 2007 (UNAUDITED)

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of
FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before
November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 “Fair Value Measurements” (“SFAS No. 157”). The
Company is currently assessing the impact that SFAS No. 159 will have on its financial statements.

NOTE 3 OTHER ACCRUED EXPENSES

This account represents accrued officer’s payroll and related payroll taxes.

NOTE 4 - OFFICER LOANS PAYABLE

For the nine months ended January 31, 2007, the Company received working capital advances from an officer of the Company which were repaid during the nine months ended January 31, 2008 without interest.

CHAMPIONS BIOTECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JANUARY 31, 2008 AND 2007 (UNAUDITED)

NOTE 5 - STOCKHOLDERS’ EQUITY

       Common Stock

The Company has 50,000,000 shares authorized and 31,794,146 shares issued and outstanding at January 31, 2008.

On May 18, 2007, the Company entered into an Agreement and Plan of Merger with Biomerk, Inc., a privately owned company, whereby the
Company issued 4,000,000 restricted shares of its common stock to acquire 100% of the outstanding stock of Biomerk, Inc.

       Stock Options

On January 15, 2007, the Company entered into various agreements with consultants to issue three hundred and forty thousand options, exercisable over a five year period based on a fair value exercise price on the date of issuance ($0.17) exercisable expiring through January 15,
2012 for services to be rendered. The options vested on January 15, 2008 and have been valued at $44,184 using the Black-Scholes Model with an annualized volatility rate of 100% and a bond interest rate of 4.43%. Amortization expense for services rendered was $33,138 for the nine months ended January 31, 2008. On May 15, 2007, the Company entered into a consulting agreement to issue five hundred thousand options, exercisable over a five-year period based on a fair value exercise price on the date of issuance ($0.30) exercisable expiring through May 15, 2012 for services to be rendered over three years. The options vest as follows: 166,665 upon the first anniversary of the grant date, 166,665 upon the second anniversary of the grant date and 166,670 upon the third anniversary of the grant date and have been valued at $149,974 using the Black-
Scholes Model with an annualized volatility rate of 270% and a bond interest rate of 4.35%. Amortization expense for services rendered was
$35,745 for the nine months ended January 31, 2008. On May 15, 2007, the Company entered into a consulting agreement to issue twenty- five thousand options, exercisable over a five-year period based on a fair value exercise price on the date of issuance ($0.30) exercisable expiring through May 15, 2012 for services to be rendered over one year. The options vest on May 15, 2008 and have been valued at $7,499 using the
Black-Scholes Model with an annualized volatility rate of 270% and a bond interest rate of 4.35%. Amortization expense for services rendered was $5,364 for the nine months ended January 31, 2008. On October 10, 2007, the Company entered into a consulting agreement to issue five hundred thousand options, exercisable over a five-year period based on a fair value exercise price on the date of issuance ($0.75) exercisable expiring through October 10, 2012 for services to be rendered over three years. The options vest as follows: 166,665 upon the first anniversary of the grant date, 166,665 upon the second anniversary of the grant date and 166,670 upon the third anniversary of the grant date and have been valued at $336,287 using the Black-Scholes Model with an annualized volatility rate of 141% and a bond interest rate of 4.38%. Amortization expense for services rendered was $34,703 for the nine months ended January 31, 2008.

CHAMPIONS BIOTECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
JANUARY 31, 2008 AND 2007 (UNAUDITED)

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
The Company’s operations are generating revenues through its services and the Company is attempting to secure financing for future growth initiatives.

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

At January 31, 2008 and 2007, deferred tax assets consist of the following:

	2008	2007
Deferred tax asset	$2,320,582	$2,452,896
Less: valuation allowance	(2,320,582)	(2,452,896)
Net deferred tax asset	$-0-	$-0-

At January 31, 2008 and 2007, the Company had federal net operating loss carryforwards in the approximate amounts of $6,630,234 and
$7,008,273 available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

Item 2.   Management’s Discussion and Analysis or Plan of Operation

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

       This document contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of
the Securities Exchange Act that inherently involve risk and uncertainties. The Company generally uses words such as "believe,"
"may," "could," "will," "intend," "estimate," "expect," "anticipate," "plan," "likely," "promise" and similar expressions to identify forward-looking statements. One should not place undue reliance on these forward-looking statements. The Company’s actual results could differ materially from those anticipated in the forward-looking statements for many unforeseen factors., which may include, but are not limited to, changes in general economic conditions, the ongoing threat of terrorism, ability to have access to financing sources on reasonable terms and other risks that are identified under "RISK FACTORS" of the Company’s most recent Form 10-KSB. Although the Company believes the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and the Company’s future results, levels of activity, performance or achievements may not meet these expectations. The Company does not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in the Company’s expectations, except as required by law.

Company Overview and Recent Developments

       Champions Biotechnology, Inc. (referred in this 10-QSB by terms "Company", "we" or "our") is engaged in the development of advanced preclinical platforms and predictive tumor specific data to enhance and accelerate the value of oncology drugs for companies and physicians. The Company intends to improve methods and approaches to disease treatment. Our current plan calls for the development of a management team, selection and appointment of new members to our Board of Directors, formation of a Scientific Advisory Board and securing additional funding to accelerate the development of the Company’s preclinical platform and drug portfolio.

Our Preclinical Platform is a novel approach based upon the direct implantation of primary human tumors in immune deficient mice and propagation of the resulting xenografts (Biomerk Tumorgrafts™) in a manner that preserves the biological characteristics of the original human tumor. Biomerk Tumorgrafts™, unlike cell line derived xenografts used in traditional preclinical testing, are never passaged in cell tissue culture. The Company believes that these Tumorgrafts more closely reflect human cancer biology and their response to drugs is more predictive of clinical outcomes in cancer patients. The Company has several patent applications relating to the use of its preclinical models in identifying potentially active chemotherapeutic agents.

       We plan to leverage our preclinical platform to evaluate drug candidates and develop a portfolio of novel therapeutic candidates through pre-clinical trials. If drugs reach this early stage of development, the Company intends to sell, partner with or license them to pharmaceutical and/or biotechnology companies, as appropriate. Management believes this strategy will enable the Company to maximize its return on investment in a relatively short time frame.

       The Company also offers its preclinical platform and predictive tumor data to physicians for personalized patient care and to companies for a more predictive evaluation of oncology drugs in models that integrate drug evaluation with biomarker discovery. The Company expanded its preclinical platform, grew its physician services and advanced its research collaborations during the quarter. Recently the Company entered into a Master Services Agreement for preclinical evaluation of oncology drug candidates with one of the world’s leading pharmaceutical companies.

       In October, 2007, Dr. David Sidransky was appointed the Chairman of the Board of Directors. Dr. Sidransky is a renowned oncologist and research scientist named and profiled by TIME magazine in 2001 as one of the top physicians and scientists in America, recognized for his work with early detection of cancer. He is the Director of the Head and Neck Cancer Research Division at Johns Hopkins University School of
Medicine and Professor of Oncology, Otolaryngology, Cellular & Molecular Medicine, Urology, Genetics, and Pathology at John Hopkins
University and Hospital. Dr. Sidransky is one of the most highly cited researchers in clinical and medical journals in the world, in the field of oncology during the past decade, with over 300 peer-reviewed publications. He has contributed more than 40 cancer reviews and chapters. Dr.
Sidransky is a founder of a number of biotechnology companies and holds numerous biotechnology patents. He has served as Vice Chairman of the Board of Directors, and presently is a director of ImClone. He is the Chairman of Alfacell and serves on the Board of Directors of
Xenomics. He is serving and has served on scientific advisory boards of MedImmune, Roche, Amgen and Veridex, LLC (a Johnson & Johnson
diagnostic company), among others. Dr. Sidransky serves as Director (2005-2008) of American Association for Cancer Research (AACR).
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

       In May 2007, we acquired Biomerk, Inc., a company focused on generating a novel preclinical platform of human cancer tumor immune-
deficient mice xenografts (Biomerk Tumorgrafts™). Biomerk Tumorgrafts™, unlike standard cell line derived xenografts, are implanted directly from primary human cancer tumors. The Company believes that these xenografts more closely reflect human cancer biology and are more predictive of clinical outcome. The Company believes that it as well as biotechnology and pharmaceutical companies, as part of their drug discovery and post marketing efforts, may benefit from utilizing the Company’s preclinical platform that is more predictive and may provide for a faster and less expensive path for drug approval.

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

Results of Operation

       For the nine months ended January 31, 2008, the Company’s net income was $474,011 producing earnings per share of $0.02 and the net income for the three months ended January 31, 2008 was $611,006 producing earnings per share of $0.02. For the nine months ended January 31,
2007, the Company’s net loss was $74,086 and the net loss for the three months ended January 31, 2007 was $37,198. In the nine months ended
January 31, 2008, the Company began its operations as a biotechnology company while in the nine months ended January 31, 2007, it had no operations. The Company acquired Biomerk, Inc. in May 2007. The Company’s total assets at January 31, 2008 were $1,926,107. The
Company’s total assets at January 31, 2007 were $20,779.

Revenues

       The Company’s total operating revenues were $1,174,940 for the nine months ended January 31, 2008 and $924,940 for the three months ended January 31, 2008. The Company generated revenues for the nine months ended January 31, 2008 for providing oncology services.

Expenses

       For the nine months ended January 31, 2008, expenses were $716,986 and $319,998 for the three months ended January 31, 2008 compared to $74,086 for the nine months ended January 31, 2007 and $37,198 for the three months ended January 31, 2007. The increased expenses represented the Company moving forward in executing its new business plan of building a biotechnology company. For the nine months ended
January 31, 2008, service expenses were $264,262 and general and administrative expenses were $377,724. For the three months ended
January 31, 2008, service expenses were $201,222 and general and administrative expenses were $118,776. The service expenses were due to significant increase in the Company’s operating activities providing oncology services for administrating expert medical information panels and for preclinical services. The increase in general and administrative expenses was due to increase in professional legal and accounting fees relating to the acquisition of Biomerk, Inc., fees associated with maintaining the Company’s patent position and stock option based amortized compensation. For the nine months ended January 31, 2007, the expenses of $74,086 were associated with the maintenance of the Company as it was seeking a new business direction.

Liquidity and Capital Resources

       The Company’s cash position as of January 31, 2008 was $1,072,453, compared to $3,758 on April 30, 2007. For the nine month period ended January 31, 2008, the Company’s operations provided $612,506.

       The Company’s working capital was $656,747 at January 31, 2008 versus a deficit of $441,065 at April 30, 2007. This increase in working capital was due to the operations of the Company during the nine months ended January 31, 2008 after the acquisition, on May
18, 2007, of Biomerk, Inc., a private company.

       The Company anticipates that the revenues generated for the nine months ended January 31, 2008 and the Biomerk acquisition, which provided the Company with approximately $475,000 cash, may cover operating costs until longer term capital is obtained to finance the
Company’s future development. There is no assurance that this can be accomplished on terms satisfactory to the Company.

Item 3.   Controls and Procedures

       The Company’s president currently acts both as its chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the
Company’s management, including the Company’s chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

       A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

       Management did not use a framework to conduct the required evaluation of the effectiveness of the Company’s internal control over financial reporting since, in the view of management, comparison with a framework was unwarranted because the size of the Company’s current operations are such that management is aware of all current transactions and also that the size of the Company prevents it from being able to employ sufficient staffing resources to enable the Company to have adequate segregation of duties within its internal control system.

       An evaluation was conducted by the Company’s president as to the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the quarterly period ending January 31,
2008 covered by this Quarterly Report on Form 10-QSB. Based upon such evaluation, the Company’s president concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the
Exchange Act.

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

       There was no change in the Company’s internal control over financial reporting that occurred during the period covered by this Quarterly
Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Critical Accounting Policies

       In the notes to the condensed consolidated financial statements for the quarter ended January 31, 2008 included in the Company’s
Form 10-QSB, the Company discussed those accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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
Date: March 5, 2008

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

Date: March 5, 2008

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

Date: March 5, 2008

By:	/s/ James Martell
James Martell
Chief Financial Officer

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the quarterly report of Champions Biotechnology, Inc. (the "Company") on Form 10-QSB for the nine months ended January
31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to their knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the
Company.

Dated: March 5, 2008	By:	/s/ James Martell
James M. Martell, Chief Executive Officer and
Chief Financial Officer

