Form 10KSB
period 2008-04-30
CHAMPIONS BIOTECHNOLOGY, INC.
filed 2008-07-29
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

Mark One

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ________

Commission file number  0-17263

CHAMPIONS BIOTECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1401755
(State or other jurisdiction of	(I.R.S. Employer
organization)	Identification No.)

1400 N. 14th Street, Arlington, VA 22209
(Address of principal executive offices)     (Zip code)

(410) 630-1313
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

For the year ended April 30, 2008, the revenues of the registrant were $1,399,940.

The Company's common stock is listed on the Over-The-Counter Bulletin Board under the stock ticker symbol "CSBR." The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant based on the average bid and asked price on July 14, 2008, was approximately $9,900,000.

As of July 14, 2008, the Registrant had a total of 33,272,718 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
None
Transitional Small Business Disclosure Format (check one): Yes No X

       As used in this Annual Report 10-KSB, "Champions Biotechnology," "Champions," "we," "ours," and "us" refer to Champions Biotechnology, Inc., except where the context otherwise requires or as otherwise indicated.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

       This document contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act") and Section 21E of the Securities Exchange Act of 1934 ("Exchanges Act") that inherently involve risk and uncertainties. The Company generally uses words such as "believe," "may," "could," "will," "intend," "estimate," "expect," "anticipate," "plan," "likely," "promise" and similar expressions to identify forward-looking statements. One should not place undue reliance on these forward-looking statements. The Company's actual results could differ materially from those anticipated in the forward-looking statements for many unforeseen factors, which may include, but are not limited to, changes in general economic conditions, the ongoing threat of terrorism, ability to have access to financing sources on reasonable terms and other risks that are described in this document. Although the Company believes the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and the Company's future results, levels of activity, performance or achievements may not meet these expectations. The Company does not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in the Company's expectations, except as required by law.

PART I

Item 1.   Description of Business and Risk Factors

Development of Business

       Champions Biotechnology, Inc. was incorporated as a merger and acquisition company under the laws of the State of Delaware on June 4, 1985 under the name "International Group, Inc." In September 1985 the Company completed a public offering and shortly thereafter acquired the world-wide rights to the Champions sports theme restaurant concept and changed its name to "Champions Sports, Inc." In 1997, the Company sold its Champions service mark and concept to Marriott International, Inc. and until 2005, was a consultant to Marriott International, Inc. and operated one Champions Sports Bar Restaurant. In January 2007, the Company changed its business direction to focus on biotechnology and subsequently changed its name to Champions Biotechnology, Inc. In February 2007 the Company acquired the patent rights to two Benzoylphenylurea (BPU) sulfur analog compounds. On May 18, 2007, the Company acquired Biomerk, Inc. from Dr. David Sidransky and issued 4,000,000 restricted shares of its common stock in the merger. On April 30, 2008, the Company issued 1,428,572 restricted shares of the Company's common stock at $1.75 per share pursuant to the terms of a private investment financing.

Current Business

       The Company is engaged in the development of advanced preclinical platforms and predictive tumor specific data to enhance and accelerate the value of oncology drugs.  The Company's Preclinical Platform is a novel approach based upon the implantation of primary human tumors in immune deficient mice followed by propagation of the resulting xenografts (Biomerk Tumorgrafts™) in a manner that preserves the biological characteristics of the original human tumor.  The Company believes that Biomerk Tumorgrafts closely reflect human cancer biology and their response to drugs is more predictive of clinical outcomes in cancer patients.  The Company is building its Biomerk Tumorgraft platform through the procurement, development and characterization of numerous Tumorgrafts within each of several cancer types.  Tumorgrafts are procured through agreements with institutions in the United States and Europe and developed and tested through agreement with a U.S. based preclinical facility.

       We intend to leverage our preclinical platform to evaluate oncology drug candidates and to develop a portfolio of novel drug candidates through pre-clinical trials.  As drugs progress through this early stage of development, the Company plans to sell, partner or license them to pharmaceutical and/or biotechnology companies, as appropriate.  We believe this strategy will enable the Company to leverage the competencies of these partners or licensees to maximize the Company's return on investment in a time frame that is shorter than for traditional drug development..  The Company believes that this model is unlike that of many new biotechnology companies that look to bring the process of drug development through all phases of discovery, development, regulatory approvals, and marketing, which requires a very large financial commitment and a long development period, typically more than a decade, to commercialize.  Thus far we have acquired two oncology drug candidates and we have begun preclinical development of the most promising candidate, SG410, through the use of contract facilities.  We have secured preclinical supply of SG410 and it is our intention to develop a soluble form of the compound and evaluate its efficacy in Biomerk Tumorgrafts from several cancer types.  If results are promising it is our intention to continue preclinical development and then sell, partner or license SG410 for its remaining clinical development.

       The Company also offers its Biomerk Tumorgraft predictive preclinical platform and tumor specific data to physicians to provide information that may enhance personalized patient care options and to companies for evaluation of oncology drugs in a platform that integrates predictive testing with biomarker discovery.  We provide Personalized Oncology services to physicians in the field of oncology by establishing and administering expert medical information panels for their patients to analyze medical records and test results, to assist in understanding conventional and research options and to identify and arrange for testing, analysis and study of cancer tissues, as appropriate.  In FY08 the Company generated all its revenue from its growing Personalized Oncology services while we continued development of our Biomerk Tumorgraft platform.

       In late FY08, as we expanded our number of Biomerk Tumorgraft models, we began to offer leading pharmaceutical and biotechnology companies the benefits of our Biomerk Tumorgrafts for their preclinical evaluation programs.  We provide Preclinical eValuation services that we believe are more predictive of clinical outcomes and that might provide for a faster and less expensive path for drug approval.  These services utilize Biomerk Tumorgrafts to evaluate tumor sensitivity/resistance to various single and combination standard and novel chemotherapy agents.  The Preclinical eValuation services we offer also include biomarker discovery and the identification of novel drug combinations.   In the fourth quarter of FY08 the Company established an agreement with ImClone Systems Incorporated for the preclinical evaluation of certain therapeutic antibodies in ImClone's clinical development pipeline. As part of the agreement, ImClone will utilize our Biomerk Tumorgrafts™ in the initial preclinical evaluation.  We are currently providing services or in discussions to provide services to a number of other companies.

Operations

       The Company generated operating revenue of $1,399,940 solely from its Personalized Oncology services during the year ended April 30, 2008.

Competition

       Competition in the biotechnology industry is intense and based significantly on scientific, technological and market forces. These factors include the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain government approval for testing, manufacturing and marketing. The Company faces significant competition from other biotechnology companies. The majority of these competitors are and will be will be substantially larger than the Company, and have substantially greater resources and operating histories. There can be no assurance that developments by other companies will not render our products or technologies obsolete or noncompetitive or that we will be able to keep pace with the technological or product developments of our competitors. These companies, as well as academic institutions, governmental agencies and private research organizations also compete with us in recruiting and retaining highly qualified scientific, technical and professional personnel and consultants.

       Our preclinical platform is proprietary and requires significant know-how to both initiate and operate but is not patented. It is, therefore, possible for competitors to develop other implantation procedures or to discover the same procedures utilized by the Company that could compete with the Company in its market.

Patent Applications

       It is the Company's intention to protect its proprietary property through the filing of U.S. and international patent applications, both broad and specific, where necessary and reasonable. In February 2007, the Company acquired the patent rights to two Benzoylphenylurea (BPU) sulfur analog compounds that have shown promising potent activity against in vitro and in vivo models of prostate and pancreatic cancer. The acquired rights include pending U.S. Patent Application no. 11/673,519 and corresponding international patent application (PCT/US2006/014449) filed under the Patent Cooperation Treaty (PCT), both entitled Design and Synthesis of Novel Tubulin Polymerization Inhibitors: Benzoylphenylurea (BPU) Sulfur Analogs.

Research and Development

       In the past fiscal year, the Company spent $199,743 on research and developmentto develop our preclinical platform.

Government Regulation

       The research, development, and marketing of the Company's products are subject to federal, state, local, or foreign legislation or regulation, including the interpretation of and compliance with existing, proposed, and future regulatory requirements imposed by the U.S. Food and Drug Administration ("FDA") in the United States and by comparable authorities in other countries. The costs of bringing new drugs through the regulatory approval process and to the market are extremely high, and the Company plans to sell, partner or license its drug candidates to pharmaceutical and/or biotechnology companies, as appropriate prior to pursuing the FDA approval necessary to commercially market its drug products.

Employees

       As of April 30, 2008, the Company had four employees.

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

We historically have lost money, expect losses for the foreseeable future, require significant capital and may never achieve profitability.

       We historically have lost money. In the year ended April 30, 2008, we had net income of $35,698 and in the year ended April 30, 2007, we sustained a net loss of $170,058. At April 30, 2008, we had an accumulated deficit of $7,068,547.

       The amount of these losses may vary significantly from year-to-year and quarter-to-quarter and will depend on, among other factors:

  the timing and cost of development for our preclinical platform, products and technology;
  the progress and cost of preclinical and possibly early phase clinical development programs;
  the cost and rate of progress toward growing our revenue generating service businesses;
  the cost of securing and defending intellectual property;
  the timing and cost of obtaining necessary regulatory approvals; and
  the costs of any future litigation of which we may be subject.

       Through April 30, 2008 we had limited operations. We intend to engage in product development, a process that requires significant capital expenditures, and we have limited sources of revenue to off-set such expenditures. Accordingly, we expect to generate operating losses in the future until such time as we are able to generate more significant revenues.

       To become profitable, we will need to generate revenues to off-set our operating costs, including our general and administrative expenses. We may not achieve or, if achieved, sustain our revenue or profit objectives, and our losses may increase in the future, and, ultimately, we may have to cease operations.

       In order to grow revenues, we must invest capital to successfully develop our products. Our products may never achieve market acceptance and we may never generate significant revenues or achieve profitability. If we must devote a substantial amount of time to raising capital, it will delay our ability to achieve our business goals within the time frames that we now expect, which could increase the amount of capital we need. In addition, the amount of time expended by our management on fund raising distracts them from concentrating on our business affairs.

Our lack of operating history in the biotechnology industry makes it difficult to evaluate or predict our future business prospects.

       We have little operating history in the biotechnology industry, and our operating results are not possible to predict at this time. We are developing our business and our operations are subject to all of the risks inherent in establishing a new business enterprise, including:

•	early stage products;
•	limited capital;
•	expected substantial and continual losses for the foreseeable future;
•	limited experience in regulatory issues;
•	an expected reliance on third parties for the commercialization of some proposed products;
•	a competitive environment characterized by numerous, well-established and well-capitalized competitors;
•	uncertain market acceptance of our products; and
•	reliance on key personnel.

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

Our initial proposed drug products are in the early development stages and will likely not be commercially introduced for many years, if at all.

       Our proposed initial drug products still are in the early development stage and will require further development, preclinical and early phase clinical testing and investment prior to our effort to sell, license or partner with pharmaceutical and/or biotechnology companies, as appropriate. Such partnership, divestiture or license agreement may have contingencies for their possible commercialization in the United States and abroad. We cannot be sure that these products in development will:

•	be successfully developed;
•	prove to be safe and efficacious in preclinical or clinical trials;
•	meet applicable regulatory standards or obtain required regulatory approvals;
•	demonstrate substantial protective or therapeutic benefits in the prevention or treatment of any disease;
•	be capable of being formulated and/or produced in clinical or commercial quantities at reasonable costs;
•	obtain coverage and favorable reimbursement rates from insurers and other third-party payors; or
•	be successfully marketed or achieve market acceptance by physicians and patients.

We have very limited staffing and will continue to be dependent upon key employees.

       Our success, currently, is dependent upon the efforts of four employees, the loss of the services of which would have a material adverse affect on our business and financial condition. We will continue to develop our management team and attract and retain qualified personnel in all functional areas to expand and grow our business. This may be difficult in the biotechnology industry where competition for skilled personnel is intense.

Because our industry is very competitive and many of our competitors have substantially greater capital resources and more experience in research and development than us, we may not succeed in developing our products and technologies and having them brought to market.

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

       Where appropriate, we will seek patent protection for certain aspects of our technology. However, our owned and licensed patents and patent applications may not ensure the protection of our intellectual property for a number of other reasons:

•     Our preclinical platform is proprietary and requires significant know-how to both initiate and operate but is not patented. It is, therefore, possible for competitors to develop other implantation procedures or to discover the same procedures utilized by the Company that could compete with the Company in its market.

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

•     We are in the process of developing proposed products and technologies. The mere receipt of a patent does not necessarily provide much practical protection. If we receive a patent with a narrow scope, then it will be easier for competitors to design products that do not infringe on our patent. Even if the development of our proposed products is successful and approval for sale is obtained, there can be no assurance that applicable patent coverage, if any, will not have expired or will not expire shortly after this approval. Any expiration of the applicable patent could have a material adverse effect on the sales and profitability of our proposed product.

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

•     It also is unclear whether efforts to secure our trade secrets will provide useful protection. While we will use reasonable efforts to protect our trade secrets, our employees or consultants may unintentionally or willfully disclose our proprietary information to competitors resulting in a loss of protection. Enforcing a claim that someone else illegally obtained and is using our trade secrets, like patent litigation, is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Finally, our competitors may independently develop equivalent knowledge, methods and know-how.

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

       Our products are subject to federal, state, local, or foreign legislation or regulation, including the interpretation of and compliance with existing, proposed, and future regulatory requirements imposed by the FDA in the United States and by comparable authorities in other countries. In the United States, approval of the FDA has to be obtained for each drug to be commercialized. The FDA approval process is typically lengthy and expensive, and approval is never certain. Products to be commercialized abroad are subject to similar foreign government regulation.

       Generally, only a very small percentage of newly discovered pharmaceutical products that enter preclinical development are approved for sale. Because of the risks and uncertainties in biopharmaceutical development, our proposed drug products could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. If regulatory approval is delayed or never obtained, our management's credibility, the value of our company and our operating results and liquidity might be adversely affected. Furthermore, even if a product gains regulatory approval, the product and the manufacturer of the product may be subject to continuing regulatory review. Even after obtaining regulatory approval, such approval may entail limitations on the indicated uses for which the product may be marketed. Moreover, a marketed product, its manufacturer, its manufacturing facilities, and its suppliers are subject to continual review and periodic inspections. Discovery of previously unknown problems, or the exacerbation of problems previously deemed acceptable, with the product, manufacturer, or facility may result in restrictions on such product or manufacturer, potentially including withdrawal of the product from the market.

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

       The biotechnology industry is subject to regulation by various federal and state governmental authorities. For example, we must comply with FDA requirements with respect to the development of our proposed products and our early clinical trials, and if any of our proposed products are approved, the manufacture, labeling, sale, distribution, marketing, advertising and promotion of our products. Failure to comply with FDA and other governmental regulations can result in fines, disgorgement, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA's review of New Drug Applications ("NDA's"), enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Despite our efforts at compliance, there is no guarantee that we may not be deemed to be deficient in some manner in the future. If we were deemed to be deficient in any significant way, our business, financial position and results of operations could be materially affected and the market value of our common stock could decline.

Your investment in our common stock may be diluted if we issue additional shares in the future.

We may issue additional shares of common stock, which would reduce your percentage ownership and may dilute your share value. Our Certificate of Incorporation authorizes the issuance of 50,000,000 shares of common stock. As of July 14, 2008, we had 33,272,718 shares of common stock issued and outstanding. The future issuance of all or part of the remaining authorized common stock would result in substantial dilution in the percentage of the common stock held by existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by existing shareholders, and might have an adverse effect on any trading market for our common stock.

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

Item 2.   Description of Property.

       The Company leases offices at 1400 North 14th Street, Arlington, VA 22209 and at 1820 East Ray Road, Chandler, AZ 85225. The Company's rental payments are $6,400 per month.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

       There were no submissions of matters to a vote of security holders. The Company did not hold its annual meeting of stockholders for FY 2008 for financial reasons.

 PART II

Item 5.  Markets for Common Equity & Related Stockholder Matters.

Principal Market or Markets

       The following information sets forth the high and low bid price for the Company's common stock for each quarter within the last two fiscal years. The Company's common stock (symbol CSBR) is traded over-the-counter (OTC) and quoted on the electronic Bulletin Board maintained by the National Association of Securities Dealers. The quotations represent prices between dealers and do not reflect the retailer markups, markdowns or commissions, and may not represent actual transactions. The Company's securities are presently classified as "Penny Stocks" as defined by existing securities laws. This classification places significant restrictions upon broker-dealers desiring to make a market in such securities.

	Common Stock
	High	Low
Fiscal 2008	$	$

First Quarter	0.67	0.26
Second Quarter	2.10	0.45
Third Quarter	1.90	0.80
Fourth Quarter	1.30	0.85

	High	Low
Fiscal 2007	$	$

First Quarter	0.04	0.02
Second Quarter	0.02	0.01
Third Quarter	0.80	0.01
Fourth Quarter	0.60	0.27

Approximate Number of Holders of Common Stock

       As of July 14, 2008, there were 2,200 record holders of the Company's common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

       The information regarding securities authorized for issuance under our equity compensation plans is disclosed in Item 11-"Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters."

Recent Sales by the Company of Unregistered Securities

       On April 30, 2008, the Company issued 1,428,572 restricted shares of the Company's common stock at $1.75 per share, for a total of $2,500,000, pursuant to the terms of a private investment financing. The shares were issued to two non-US subscribers outside the United States. All the restricted shares issued in this offering were issued for investment purposes in a "private transaction" exempt from registration pursuant to Section 5 of the Securities Act. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation The Company received from each of the two subscribers a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares with any buyer. No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

       The following discussion and analysis is provided to further the reader's understanding of the consolidated financial statements, financial condition and results of operations of the Company. This discussion should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Annual Report on Form 10-KSB. This discussion contains forward-looking statements based upon current expectations that involve risk and uncertainties. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth below and under "Risk Factors" set forth in Item 1A and elsewhere in this Annual Report on Form 10-KSB.

Overview

       In January 2007 the Company changed its business direction to focus on biotechnology and changed its name to Champions Biotechnology, Inc.  The Company is engaged in the development of advanced preclinical platforms and predictive tumor specific data to enhance and accelerate the value of oncology drugs.  The Company's Preclinical Platform is a novel approach based upon the implantation of primary human tumors in immune deficient mice followed by propagation of the resulting xenografts (Biomerk Tumorgrafts™) in a manner that preserves the biological characteristics of the original human tumor.  The Company believes that Biomerk Tumorgrafts closely reflect human cancer biology and their response to drugs is more predictive of clinical outcomes in cancer patients.  The Company is building its Biomerk Tumorgraft platform through the procurement, development and characterization of numerous Tumorgrafts within each of several cancer types.  Tumorgrafts are procured through agreements with institutions in the United States and Europe and developed and tested through agreement with a U.S. based preclinical facility.

       We intend to leverage our preclinical platform to evaluate oncology drug candidates and to develop a portfolio of novel drug candidates through pre-clinical trials.  As drugs progress through this early stage of development, the Company plans to sell, partner or license them to pharmaceutical and/or biotechnology companies, as appropriate.  We believe this strategy will enable the Company to leverage the competencies of these partners or licensees to maximize the Company's return on investment in a relatively short time frame.  The Company believes that this model is unlike that of many new biotechnology companies that look to bring the process of drug development through all phases of discovery, development, regulatory approvals, and marketing, which requires a very large financial commitment and a long development period, typically more than a decade, to commercialize.  Thus far we have acquired two oncology drug candidates and we have begun preclinical development of the most promising candidate, SG410, through the use of contract facilities.  We have secured preclinical supply of SG410 and it is our intention to develop a soluble form of the compound and evaluate its efficacy in Biomerk Tumorgrafts from several cancer types.  If results are promising it is our intention to continue preclinical development and then sell, partner or license SG410 for its remaining clinical development.

       The Company also offers its Biomerk Tumorgraft predictive preclinical platform and tumor specific data to physicians to provide information that may enhance personalized patient care options and to companies for evaluation of oncology drugs in a platform that integrates predictive testing with biomarker discovery.  We provide Personalized Oncology services to physicians in the field of oncology by establishing and administering expert medical information panels for their patients to analyze medical records and test results, to assist in understanding conventional and research options and to identify and arrange for testing, analysis and study of cancer tissues, as appropriate.  In FY08 the Company generated all its revenue from its growing Personalized Oncology services while we continued development of our Biomerk Tumorgraft platform.  During the year ended April 30, 2008, the Company's revenue was derived solely from Personalized Oncology services.

       In late FY08, as we expanded our number of Biomerk Tumorgraft models, we began to offer leading pharmaceutical and biotechnology companies the benefits of our Biomerk Tumorgrafts for their preclinical evaluation programs.  We provide Preclinical eValuation services that we believe are more predictive of clinical outcomes and that might provide for a faster and less expensive path for drug approval.  These services utilize Biomerk Tumorgrafts to evaluate tumor sensitivity/resistance to various single and combination standard and novel chemotherapy agents.  The Preclinical eValuation services we offer also includes biomarker discovery and the identification of novel drug combinations.   In the fourth quarter of FY08 the Company established an agreement with ImClone Systems Incorporated for the preclinical evaluation of certain therapeutic antibodies in ImClone's clinical development pipeline. As part of the agreement, ImClone will utilize our Biomerk Tumorgrafts™ in the initial preclinical evaluation.  We are currently providing services or in discussions to provide services to numerous other companies.

       As a result of the diligence we used in the 10-KSB process the Company reclassified certain revenues which it had previously recorded in the third fiscal quarter and moved them to the fourth fiscal quarter. This change had no impact on the annual results for the year ended April 30, 2008 as reflected in this Annual Report.

       In the late fourth quarter of FY08 Champions Biotechnology, Inc. formed its first management team.  As a result, the Company is currently unable to provide business trends and projections.

Results of Operations for Fiscal Years 2008 and 2007

      1. Operating Revenues

      For the fiscal year ended April 30, 2008, the Company's operating revenue was $1,399,940. For fiscal year ended April 30, 2007, the operating revenue was $0.00. The Company commenced its operations in the biotechnology business in January 2007, and from 2005 until 2007 had no operating revenues. As a result, the Company only had four months of meaningful operations in our fiscal year ended April 30, 2007. The Company derived all of its revenue from its Personalized Oncology services which assist physicians by providing information that may enhance personalized treatment options for their cancer patients through access to expert medical information panels and tumor specific data. Revenues are also derived from the Company's Preclinical eValuation services which offers the benefits of its Preclinical Platform to pharmaceutical and biotechnology companies using Biomerk Tumorgraft studies which have been shown to be predictive of how drugs perform in clinical settings. Expectations for growth in the future are from continued Personalized Oncology services and expected increased use of our Preclinical eValuation services. The Company's revenue is described as Personalized Oncology services in the Consolidated Statements of Income.

      2. Operating Expenses

      For FY 2008, the operating expenses for the Company were general and administrative expenses of $703,176 compared to $170,058 in FY 2007. The increase of $533,118 was due to the additional expenses associated with changing the business direction and beginning operations as a biotechnology company. During FY 2007 the Company continued to incur expenses in the process maintaining its efforts of establishing itself as a biotechnology company prior to earning any revenue. As revenue was earned in FY 2008 and as revenue increases with increased development and activity, expenses increased and are expected to increase in the future, commensurate with the Company's increased levels of activity and growth.

      3. Profits / Losses

      For the reasons stated above, the Company's net income applicable to common stockholders for fiscal 2008 was $35,698, compared to a net loss of $170,058 for fiscal 2007.

Liquidity and Capital Resources for Fiscal Years 2008 and 2007

       The Company's cash position on April 30, 2008, was $3,709,136 compared to $3,758 on April 30, 2007. In FY 2008, the net cash provided by operating activities was $792,404. In FY 2007, the net cash used in operating activities was $78,475. The Company's working capital as of April 30, 2008 was $2,748,141 contrasted to a negative $441,065 on April 30, 2007. In FY 2008 the Company received proceeds of $2,504,250 from private investment financing. In FY 2007 the Company converted $350,460 of dividends payable on preferred stock by issuing shares of common stock in exchange for cancellation of outstanding preferred shares and waiver of all accrued and unpaid dividends on such shares. In FY 2007, the Company received advances totaling $43,693 from its executive officer, James Martell, to meet the Company's working capital needs. The Company also issued 2,500,000 restricted shares of common stock to Dr. Manuel Hidalgo for an aggregate purchase price of $10,000 and 7,000,000 restricted shares of common stock to Dr. David Sidransky for an aggregate purchase price of $28,000 with all proceeds used for working capital.

       In FY 2007 the Company acquired the patent rights to cancer drug candidates Benzoylphenylurea (BPU) Sulfur Analogs. The purchase price for the patent rights consisted of an aggregate of up to 550,000 restricted shares of the Company's common stock, of which 300,000 restricted shares were issued upon execution of the acquisition agreement and 250,000 restricted shares are issuable upon the issuance of one of the patents based on U.S. Patent Application no. 11/673,519.

       The Company has sufficient resources to provide for the next twelve months of operations based on its current level of expenditure, its anticipated level of future expenditure and revenue growth and its ability to curtail expenditures if needed.

Critical Accounting Policies

       Revenue Recognition. The Company derives revenue from its Personalized Oncology services which assist physicians by providing information that may enhance personalized treatment options for their cancer patients through access to expert medical information panels and tumor specific data. Revenues are also derived from the Company's Preclinical eValuation services which offer the benefits of its Preclinical Platform to pharmaceutical and biotechnology companies using Biomerk Tumorgraft studies which have been shown to be predictive of how drugs perform in clinical settings. The Company's revenue is described as Personalized Oncology services in the Consolidated Statements of Operations.

       Revenue is recognized in accordance with the SEC's Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). SAB 104 requires that four basic criteria be met before revenue can be recognized: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services rendered; 3) the fee is fixed and determinable; and 4) collectability is reasonably assured. As to 1), our business practices require that our services be performed pursuant to contracts with our customers. As to 2), we recognize revenue when services are rendered to our customers. As to 3), the fee is determined and fixed at the time the contract is executed. As to 4), our business practices require that fees for services be remit upon execution of the contract, either in full or in contractual amounts based on management's judgments regarding the fixed nature of our arrangements taking into account termination provisions and the collectability of fees under our arrangements. Revenue is recognized when services are rendered.

Miscellaneous for Fiscal Years 2008 and 2007

       Stockholders' equity on April 30, 2008 was $3,637,515 compared to a negative $261,065 on April 30, 2007. In FY 2008 and FY 2007, the Board of Directors voted to defer the annual meeting of shareholders in order to preserve the Company's cash reserves.

Item 7.  Financial Statements and Supplementary Data.

       The Report of Independent Accountants appears at page F-3 and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements appear at pages F4 through F21 hereof.

Item 8.  Changes In and Disagreements with Accountants on Accounting & Financial Disclosure.

       None.

Item 8A(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

       The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms. Disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to the Company's management, including the Company's principal executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

       Based upon their evaluation as of the end of the period covered by this report, the Company's principal executive officer and also its chief financial officer concluded that, the Company's disclosure controls and procedures are not effective to ensure that information required to be included in the Company's periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Management's Annual Report on Internal Control over Financial Reporting

       Our management, including our principal executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP, and that the Company's receipts and expenditures are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

       Management (with the participation of our principal executive officer and chief financial officer and with the advice of our independent auditor) conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's Board of Directors was advised by Bagell, Josephs, Levine & Company, L.L.C., the Company's independent registered public accounting firm that during their performance of audit procedures for FY 2008, the firm identified a material weakness as defined in Public Company Accounting Oversight Board Standard No. 2 in the Company's internal control over financial reporting. This deficiency consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews. Management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. At this time management has decided that considering the employees involved and the control procedures in place, there are risks associated with such staffing deficiencies, but the potential benefits of adding employees to rectify the deficiency do not justify the expenses associated with such increases. Management will periodically review this situation.

       This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Item 8B.  Other Information.

       None.

PART III

Item 9.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

       The Directors and Executive Officers of the Company as of April 30, 2008 are as follows:

Name	Position(s) Presently Held
David Sidransky , M.D.	Chairman
Douglas D Burkett, Ph.D.	President
Manuel Hidalgo, M.D. Ph.D.	Chief Scientist
James M. Martell	Chief Administrative Officer, Director
Durwood C. Settles	Chief Financial Officer, Treasurer
Abba David Poliakoff	Director
Ana I. Stancic	Director

       David Sidransky, M.D., age 48, has served as Chairman of the Company since October 2007 and Director since August 2007. Dr. Sidransky is the Director of the Head and Neck Cancer Research Division at Johns Hopkins University School of Medicine and is a Professor of Oncology, Otolaryngology-Head and Neck Surgery, Cellular & Molecular Medicine, Urology, Genetics, and Pathology at Johns Hopkins University and Hospital. Dr. Sidransky is one of the most highly cited researchers in clinical and medical journals in the world, in the field of oncology during the past decade, with over 340 peer-reviewed publications. He has contributed more than 60 cancer reviews and chapters. Dr. Sidransky is a founder of a number of biotechnology companies and holds numerous biotechnology patents. He has served as Vice Chairman of the Board of Directors of ImClone and presently is a director of ImClone, Chairman of Alfacell Corporation and serves on the Board of Directors of Xenomics. Dr. Sidransky is serving and has served on scientific advisory boards of MedImmune, Roche, Amgen and Veridex, LLC. (a Johnson & Johnson diagnostic company), among others Dr. Sidransky served as Director (2005-2008) of American Association for Cancer Research (AACR). He was the chairperson of the first (September 2006) and the second (September 2007) AACR International Conference on Molecular Diagnostics in Cancer Therapeutic Development: Maximizing Opportunities for Individualized Treatment. Dr. Sidransky is the recipient of many awards and honors, including the 1997 Sarstedt International Prize from the German Society of Clinical Chemistry, the 1998 Alton Ochsner Award Relating Smoking and Health by the American College of Chest Physicians and the 2004 Hinda and Richard Rosenthal Award from the American Association of Cancer Research. Dr. Sidransky is certified in Internal Medicine and Medical Oncology by the American Board of Medicine. Dr. Sidransky received his B.A. from Brandeis University and his M.D. from the Baylor College of Medicine.

       Douglas D. Burkett, Ph.D., age 44, has served as President of the Company since March 2008. Dr. Burkett has served From July 2007 to March 2008 as executive consultant to assist the Company in establishing and executing its strategic and business plan prior to becoming President. Dr. Burkett served as Chairman, Chief Executive Officer and President of Zila, Inc. from 2002 to 2007 and led a strategic transformation of Zila into a cancer detection company. He led the FDA approval, launch and growth of ViziLite Plus, an oral cancer screening product, and the establishment of the first insurance reimbursement for oral cancer screening products in the United States Dr. Burkett held several senior positions at Zila from 1995 to 2002; he was responsible for Zila's technical operations, its manufacturing subsidiary, its Pharmaceuticals business and business development. Early in his career he led the building of a R&D laboratory, pharmaceutical manufacturing facility, compliance unit and regulatory team that achieved a rare "no deficiency" FDA pre approval inspection. Dr. Burkett is the lead inventor in numerous issued and pending patents involving novel cancer detection methods and drugs. He is quoted in leading publications including the Wall Street Journal regarding his pioneering efforts in early oral cancer detection. Prior to joining Zila, Dr. Burkett was employed at the Arizona State University Cancer Research Institute where he collaborated with the National Cancer Institute in synthesizing and performing studies for potential cancer treatment drugs. Prior to his tenure at ASU he researched, developed and manufactured pharmaceutical drugs for a private pharmaceutical company. Dr. Burkett received a B.S. in Chemistry from Missouri Western State College in 1987, and a Ph.D. in Organic Chemistry from Arizona State University in 1994.

       Manuel Hidalgo, M.D., Ph.D., age 40, has served as Chief Scientific Officer of the Company since March 2008. Dr. Hidalgo was a Director and Scientific Advisor from June 2007 to March 2008. Dr. Hidalgo, for the past five years has been an Associate Professor of Oncology at the Sidney Kimmel Comprehensive Cancer Center, Johns Hopkins University School of Medicine. He is also currently the Director of the Centro Integral Oncologia "Clara Campal" in Madrid, Spain. Dr. Hidalgo is serving on the Scientific Advisory Boards of private and public companies, including Systems Medicine, Tau Therapeutics, Targeted Molecular Diagnostics and Monogram Biosciences. Dr. Hidalgo is considered a leading researcher in the field of targeted therapies for the treatment of cancer in patients with solid tumors. Dr. Hidalgo has published over 140 papers in prestigious cancer journals as well as numerous chapters in important text books. He has received numerous awards including an AACR Young Investigator Award, an NCI-EORTC fellowship and an ASCO Career Development Award. He has served on the editorial board of the Journal of Clinical Oncology and Clinical Cancer Research and is a Senior Editor for Molecular Cancer Therapeutics. Dr. Hidalgo has chaired the AACR and ASCO Program Committee in developmental therapeutics on numerous occasions and is frequently invited to speak at major national and international meetings He chairs the Pancreatic Cancer Research Team, a nonprofit organization focused on clinical, trials in pancreatic cancer, and is also a member of the NCI Developmental Therapeutics Study. Dr. Hidalgo's laboratory has been involved in the development of the Champions Biotechnology's BPU sulfur analog compounds. He is one of the inventor's of the BPU sulfur analog compounds that the Company acquired in February 2007.

       James M. Martell, age 61, Director of the Company, has served as Chief Administrative Officer of the Company since March 2008. Mr. Martell founded the Company in 1985 as a small merger and acquisition public company under the name "International Group, Inc.," changed in 1986 to "Champions Sports, Inc." Since then he has served in various capacities as Chairman, President and CEO until 2007 when the Company changed its business direction to focus on biotechnology. Mr. Martell has served as President and CEO of Champions Biotechnology until March, 2008. Since 2004, he has worked and collaborated with Dr. Sidransky in the development of personalized oncology information panels after his close friend was diagnosed with cancer. Mr. Martell currently administers and oversees the Company's medical information panels. He was a partner from 1983 to 1987 in Tomar Associates, a consulting company specializing in European-American joint ventures, venture capital financing, technology transfer, and corporate finance. From 1981 to 1983, Mr. Martell was a partner in International Group, a company involved in promoting national and international business development. He held various administrative positions from 1973 to 1981 with the U.S. Department of Energy. Mr. Martell received a Bachelor of Science degree in Chemistry in 1968 and Master of Science degree in Geochemistry in 1973, from George Washington University.

       Durwood C. Settles, age 65, has served as Chief Financial Officer of the Company since March 2008 and has served as Treasurer since June, 2007. He has served as a Director of the Company from March, 2001 until March, 2008. Mr. Settles is a Certified Public Accountant in individual practice since 1983. From 1973 to 1982, Mr. Settles was Manager of Special Projects and served on the audit staff with Coopers & Lybrand in Washington, D.C. During the period 1974 to 1986, Mr. Settles was Treasurer or Controller of various national, state, and congressional political campaign organizations. From 1964 to 1973, Mr. Settles was an owner and executive of a private manufacturing and marketing business after serving two years as a Group Pension Management Assistant and Computer Files Service Supervisor with the Mutual of New York Life Insurance Company (MONY) in New York. Mr. Settles received a Bachelor of Arts degree in Economics in 1964 from Davidson College and completed accounting studies in 1973 at George Washington University.

       Abba David Poliakoff, age 56, has served as Director of the Company since March 2008. Mr. Poliakoff is a member of the law firm of Gordon, Feinblatt, Rothman, Hoffberger & Hollander, LLC, in Baltimore, Maryland, Chairman of the Firm's Business Department, and a Member of the Firm's Electronic Discovery Practice Group. Mr. Poliakoff received his J.D. degree, magna cum laude, in 1977 from the University of Baltimore Law School, where he was an editor of the University of Baltimore Law Review and Associate Editor of The Forum Law Journal. After law school, Mr. Poliakoff joined the staff of the U.S. Securities and Exchange Commission in Washington, D.C., where he became a senior attorney in the Division of Corporation Finance. Mr. Poliakoff is currently a member of the Maryland State Bar Association's Business Law Section and former Chair of its Committee on Securities. Formerly he was a member of the Business Regulations Article Review Committee of the Committee to Revise the Maryland Annotated Code. Mr. Poliakoff is a member of the Board of Directors of the Greater Baltimore Technology Council (GBTC) and Chair of its Legislative Committee. He is a former Chair of the Maryland Business & Technology Coalition, member of the Technology Council of Maryland, and member of the MIT Enterprise Forum. Mr. Poliakoff is currently the Chairman of the Maryland Israel Development Center.

       Ana I. Stancic, age 51, has served as Director of the Company since March 2008. Ms. Stancic has served since March, 2008 as Chief Financial Officer of Aureon Laboratories Incorporated ("Aureon"), an oncology diagnostic company dedicated to enabling the advancement of predictive and personalized cancer treatment by performing diagnostic reference laboratory and clinical research services. Prior to joining Aureon, Ms. Stancic was Executive Vice President and Chief Financial Officer at OMRIX Biopharmaceuticals, Inc. Before joining OMRIX, Ms. Stancic served as Senior Vice President, Finance at ImClone Systems, Inc. ("ImClone"), a global biopharmaceutical company committed to advancing oncology care, where she was responsible for ImClone's finance department, information technology and internal audit. Ms. Stancic joined ImClone as Vice President, Controller and Chief Accounting Officer in 2004. Prior to joining ImClone, she was Vice President and Controller at Savient Pharmaceuticals, Inc. from 2003 to February, 2004. Ms. Stancic was Vice President and Chief Accounting Officer at Ogden Corporation from 1999 to 2002 and Regional Chief Financial Officer at OmniCare, Inc. from 1997 to 1999. Ms. Stancic began her career in 1985 at PricewaterhouseCoopers in the Assurance practice where she had responsibility for international and national companies in the pharmaceutical and services industries. Ms. Stancic is a Certified Public Accountant and holds an M.B.A. degree from Columbia Business School.

       The term of office of each Director is until the next annual election of Directors and until a successor is elected and qualified or until the Director's earlier death, resignation or removal. Officers are appointed by the Board of Directors and serve at the discretion of the Board. There is no family relationship between or among any of the Company's Directors or Officers.

Board Committees

       The Board of Directors has appointed an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee and has adopted charters for each of these committees. The Audit Committee financial expert is Ana Stancic. The members of the committees are:

Nominating and Corporate Governance Committee

David Sidransky, Chair
Abba David Poliakoff
Ana Stancic

Compensation Committee

Abba David Poliakoff, Chair
David Sidransky
Ana Stancic

Audit Committee

Ana Stancic, Chair
Abba David Poliakoff
David Sidransky

Code of Ethics

       The Company has a Code of Ethics that applies to all Company employees, including President, as well as members of the Board of Directors. The Company's Code of Ethics is included as an Exhibit.

Compliance with Section 16(a)

       Section 16(a) of the Exchange Act, as amended, requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's common stock to file reports of their beneficial ownership and changes in ownership (Forms 3, 4 and 5, and any amendment thereto) with the SEC Executive officers, directors, and greater-than-ten percent holders are required to furnish the Company with copies of all Section 16(a) forms they file. Based on the Company's review of the activity of the officers and directors for the fiscal year ended April 30, 2008, the Company believes that reports pursuant to Section 16(a) were filed.

Item 10.  Executive Compensation.

The following sets forth information for the most recently completed fiscal year concerning the compensation of (i) the Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in salary and bonus in the fiscal year ended April 30, 2008.

SUMMARY COMPENSATION TABLE

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Option Awards ($) (f)	Total ($) (j)

Dr. Douglas D. Burkett, President	2008	18,750 (1)	$336,287	355,037
James Martell, Chief Administrative Officer	2008	113,416	0	113,416
	2007	64,052 (2)	0	64,052

(1) Salary following March 27, 2008, date of employment agreement

(2) Accrued salary

       The Board of Directors has the right to change and increase the compensation of executive officers at any time. The Company entered into an employment agreement dated March 27, 2008 with Dr. Burkett to serve as President. The term of the agreement commenced on March 31, 2008 and extends for a two-year period, renewing automatically for successive one year periods unless notice of non-renewal is given. Dr. Burkett's compensation includes a salary of $225,000 per annum, participation in Company employee benefit plans and reconfirmation of an option previously granted on October 10, 2007 to acquire 500,000 shares of common stock at an exercise price of $0.75 per share, the market price of the common stock on the date the option was issued. The options to purchase shares vest at the rate of 166,665 shares on the first anniversary of the grant date, 166,665 shares on the second anniversary of the grant date and 166,670 shares on the third anniversary of the grant date. All vested options will be exercisable over a five-year period expiring on the fifth anniversary of the grant date, provided that the options will terminate upon a material breach by the executive of the employment agreement. The agreement further provides that if the Company terminates the executive's employment without cause, the Company shall pay the executive severance equal to four months' salary and his options shall immediately vest.

       The Company entered into an employment agreement dated March 31, 2008 with James Martell to serve as Chief Administrative Officer. The term of the agreement commenced on March 31, 2008 and extends for a one-year period, renewing automatically for successive one year periods unless notice of non-renewal is given. Mr. Martell's compensation includes a salary of $185,000 per annum and participation in Company employee benefit plans. The agreement further provides that if the Company terminates the executive's employment without cause, the Company shall pay the executive severance equal to three months' salary.

       In FY 2007, all executive officers of the Company as a group (one in number) received no cash compensation. Effective January 2004 through May 2007, payments of salaries to all executive officers were suspended in order to preserve the Company's cash position.

       On January 15, 2007, the Company issued options for fifty thousand shares of restricted stock to Durwood Settles, Director of the Company, exercisable over a five year period, based on a fair value exercise price on the date of issuance ($0.17), exercisable through January 15, 2012, and vesting one year from the date of issuance.

       The following table sets forth, for each of the executive officers named in the Summary Compensation Table, information with respect to unexercised options as of the Company's fiscal year ended April 30, 2008:

Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Douglas D. Burkett	0	500,000(1)	0.75	10/9/2012
James Martell	0	0	0	0

(1) These options to purchase shares vest at the rate of 166,665 shares on each of the first three anniversaries of the October 10, 2007 grant date. All vested options will be exercisable over a five-year period expiring on the fifth anniversary of the grant date, provided that the options will terminate upon a material breach by Dr. Burkett of the employment agreement. The options shall immediately vest if the Company terminates Dr. Burkett's employment without cause.

DIRECTOR COMPENSATION

       In FY 2008 the Board of Directors agreed to a Director's Compensation plan whereby non-employee directors would receive options to purchase 50,000 shares upon their initial appointment as a director. In addition, the Chairman of the Board would receive options to purchase 50,000 shares. Each director would be entitled to receive options to purchase 20,000 shares annually upon their reelection or as of the annual meeting date. All options would have a term of five years, would vest equally over three years at the rate of one-third each year, and would have an exercise price equal to the fair market value of the stock on the date the option is granted. Based on the foregoing, Mr. Poliakoff and Ms. Stancic, both appointed as independent directors of the Company, were each granted options to purchase 50,000 shares, and Dr. Sidransky was granted options to purchase 50,000 shares, all at a price of $1.15 per share as their initial option grant.

       The following table summarizes the compensation paid to directors for the fiscal year ended April 30, 2008:

Name (a)	Option Awards ($) (d)	Total ($) (h)
David Sidransky	$45,889	$45,889
Abba David Poliakoff	$57,362	$57,362
Ana Stancic	$57,362	$57,362
James Martell	0	0

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

       As of April 30, 2008 the following were persons known to the Company to own beneficially more than 5% of the Company's outstanding Common Stock:

Name and Address of	Common Stock
Beneficial Owner	Beneficially Owned (1)	Percent of Class

Dr. David Sidransky	10,600,000	31.9
1550 Orleans Street
Baltimore, MD 21231

James M. Martell	8,348,000	25.1
1400 N. 14th Street
Arlington, VA 22209

Dr. Manuel Hidalgo	2,562,500	7.7
1550 Orleans Street
Baltimore, MD 21231

(1)) Beneficial Ownership includes shares for which an individual, directly or indirectly, has or shares, or has the right within 60 days to have or share, voting or investment power or both. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Exchange Act.

       As of April 30, 2008, the stock ownership by officers and directors of the Company and all officers and directors as a group are as follows:

Name of Beneficial Owner	Title	Common Stock Beneficially Owned (1)	Percent of Class

Dr. David Sidransky	Chairman	10,600,000	31.9
Douglas D Burkett, Ph.D.	President	0	0
Dr. Manuel Hidalgo	Chief Scientific Officer	2,562,500	7.7
James M. Martell	Chief Administrative Officer, Director	8,348,000	25.1
Durwood Settles	Chief Financial Officer, Treasurer	0	0.0
Abba David Poliakoff	Director	400,000	1.2
Ana I. Stancic	Director	0	0.0
All Officers & Directors as a group		21,910,500	65.9

(1) Beneficial Ownership includes shares for which an individual, directly or indirectly, has or shares, or has the right within 60 days to have or share, voting or investment power or both. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Exchange Act.

Equity Compensation Plan Information

       The Company does not maintain a stock option plan. However, the Company has granted options to individual employees, directors and consultants pursuant to individual compensation arrangements. The following table provides information, as of April 30, 2008, with respect to all these compensation arrangements under which shares are authorized for issuance.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	1,955,000	$0.65	0
Total	1,955,000	$0.65	0

Item 12.  Certain Relationships and Related Transactions.

       During FY 2007, the Company received, for working capital needs, advances, totaling $43,693, due on demand and without interest, from James Martell, President and CEO of the Company. The Company repaid the advances to Mr. Martell in FY 2008.

Item 13.  Exhibits.

Exhibit No.

3.1	Articles of Incorporation
3.2	Bylaws, as amended
10.1	Employment Agreement dated March 27, 2008 between the Company and Douglas D. Burkett*
10.2	Employment Agreement dated March 31, 2008 between the Company and James Martell*
10.3	Employment Agreement dated March 26, 2008 between the Company and Durwood C. Settles*
14	Code of Ethics*
21	Subsidiaries of the Registrant
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*

*Filed herewith

Item 14.  Principal Accountant Fees and Services.

       The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended April 30, 2008, and April 30, 2007:

Fee Category	FY 2008	FY 2007

Audit fees	$5,000	$8,000
Audit-related fees	$3,550	$4,500
Tax fees	$0	$0
All other fees	$0	$0

Total fees	$8,550	$12,500

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
APRIL 30, 2008 AND 2007

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm	F3

Consolidated Balance Sheet as of April 30, 2008 and 2007	F4

Consolidated Statements of Income for the Years
Ended April 30, 2008 and 2007	F5

Consolidated Statement of Stockholders' Equity (Deficit) for the
Years ended April 30, 2008 and 2007	F6

Consolidated Statements of Cash Flows for the Years Ended
April 30, 2008 and 2007	F7

Notes to Consolidated Financial Statements	F8- F21

BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Certified Public Accountants

406 Lippincott Drive, Ste. J
Marlton, NJ 08053-4168
(856) 346-2828 Fax (856) 396-0022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Champions Biotechnology, Inc.
1400 N. 14th Street
Arlington, VA 22209-3693

We have audited the accompanying consolidated balance sheets of Champions Biotechnology, Inc., as of April 30, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended April 30, 2008. Champions Biotechnology, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Champions Biotechnology, Inc. as of April 30, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended April 30, 2008 in conformity with accounting principles generally accepted in the United States of America.

/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Bagell, Josephs, Levine & Company, L.L.C.
Marlton, NJ 08053

July 28, 2008

AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS (AICPA)
CENTER FOR AUDIT QUALITY (CAQ)
NEW JERSEY SOCIETY OF CERTIFIED PUBLIC ACCOUNTANTS
PENNSYLVANIA INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDED APRIL 30, 2008 AND 2007

ASSETS
	2008	2007
CURRENT ASSETS
Cash and cash equivalents	$3,709,136	$3,758
Prepaid expenses	52,873	-
Total Current Assets	3,762,009	3,758

Intangibles assets	227,465	180,000
Goodwill	661,909	-
TOTAL ASSETS	$4,651,383	$183,758

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$147,971	$49,736
Deferred revenue	504,622	-
Other accrued expenses	361,275	351,394
Officer loans payable	-	43,693
Total current liabilities	1,013,868	444,823

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $10 par value; 56,075 shares authorized;
0 and 32,450 shares issued and outstanding	-	-
Common stock, $.001 par value; 50,000,000 shares authorized;
33,247,718 and 27,624,658 shares issued and outstanding	33,248	27,625
Additional paid-in capital	11,715,182	6,848,693
Accumulated deficit	(7,068,547)	(7,104,245)
	4,679,883	(227,927)
Less: prepaid consulting	(1,042,368)	(33,138)
Total stockholders' equity (deficit)	3,637,515	(261,065)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$4,651,383	$183,758

The accompanying notes are an integral part of these consolidated financial statements.

CHAMPIONS BIOTECHNOLOGY, INC
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED APRIL 30, 2008 AND 2007

	2008	2007

OPERATING REVENUE
Personalized Oncology services	$1,399,940	$-

Total operating revenue	1,399,940	-

COSTS AND OPERATING EXPENSES
Service expenses	490,435	-
Research and development	199,743
General and administrative	703,176	170,058

Total costs and operating expenses	1,393,354	170,058

INCOME (LOSS) BEFORE OTHER INCOME	6,586	(170,058)

Other income
Interest income	29,112	-

Total other income	29,112	-

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	35,698	(170,058)
Provision for income taxes	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$35,698	$(170,058)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$0.00	$(0.01)
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC	31,494,025	20,459,726
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED	34,279,537	-

The accompanying notes are an integral part of these consolidated financial statements.

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED APRIL 30, 2008 AND 2007

	Series A, 12%
	Convertible Cumulative
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficits	Total

Balance, April 30, 2006	32,450	$324,500	16,824,658	$16,825	$5,922,349	$(6,934,187)	$(670,513)

Issued 1,000,000 common shares and 1,000,000
warrants in exchange for 32,450 preferred shares	(32,450)	(324,500)	1,000,000	1,000	673,960	-	350,460

Issued common stock for cash	-	-	7,000,000	7,000	21,000	-	28,000

Issued common stock for cash	-	-	2,500,000	2,500	7,500	-	10,000

Issued Common stock for patents rights	-	-	300,000	300	179,700	-	180,000

Stock issued for consulting services (prepaid consulting)	-	-	-	-	44,184	-	44,184

Net loss	-	-	-	-	-	(170,058)	(170,058)

Balance, April 30, 2007	-	$-	27,624,658	$27,625	$6,848,693	$(7,104,245)	$(227,927)

Issued 4,000,000 common shares for 100% of Biomerk, Inc.	-	-	4,000,000	4,000	1,156,000	-	1,160,000

Stock issued for exercise of warrants	-	-	169,488	170	28,335	-	28,505
Stock issued for exercise of options			25,000	25	4,225		4,250
Issued common stock for cash	-	-	1,428,572	1,428	2,498,572	-	2,500,000

Stock issued for consulting services (prepaid consulting)	-	-	-	-	1,179,357	-	1,179,357

Net income	-	-	-	-	-	35,698	35,698

Balance, April 30, 2008	-	$-	33,247,718	$33,248	$11,715,182	$(7,068,547)	$4,679,883

The accompanying notes are an integral part of these consolidated financial statements.

CHAMPIONS BIOTECHNOLOGY, INC
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRL 30, 2008 AND 2007

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) from operating activities	$35,698	$(170,058)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:

(Increase) in prepaid expenses	(52,873)	-
Increase in accounts payable	107,341	16,485
Increase in deferred revenue	504,623	-
Increase in other accrued expenses	27,488	64,052
Amortization of prepaid consulting services	170,127	11,046
Total adjustments	756,706	91,583

Net cash provided (used in) operating activities	792,404	(78,475)

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in intangible assets	(47,465)	-
Increase in cash from acquisition	471,377	-

Net cash provided by investing activities	423,912	-

CASH FLOWS FROM FINANCING ACTIVITIES

(Payment of) proceeds from officers loan payable	(43,693)	43,693
Proceeds from sale of common stock and exercise of options	2,504,250	38,000
Proceeds from exercise of warrants	28,505	-

Net cash provided by financing activities	2,489,062	81,693

NET INCREASE IN CASH
AND CASH EQUIVALENTS	3,705,378	3,218

CASH AND CASH EQUIVALENTS -
BEGINNING OF YEAR	3,758	540

CASH AND CASH EQUIVALENTS - END OF YEAR	$3,709,136	$3,758

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest paid	$997	$3,287
Income Tax Paid	$-	$-

SUPPLEMENTAL SCHEDULE OF NON-CASH FLOW INVESTING AND FINANCING ACTIVITIES:
In January 2007, the Company issued 340,000 stock options for prepaid consulting services valued at $44,184.
In May 2007, the Company issued 525,000 stock options for prepaid consulting valued at $157,473.
In May 2007, the Company issued 4,000,000 shares for 100% of the shares of Biomerk, Inc.
In October 2007, the Company issued 500,000 stock options for prepaid consulting services valued at $336,287.
In November 2007, the Company issued 61,632 shares for warrants exercised at $9,245.
In January 2008, the Company issued 107,856 shares for warrants exercised at $19,260.
In March 2008, the Company issued 25,000 shares for $4,250.
In March 2008, the Company issued 615,000 stock options for prepaid consulting services valued at $685,597.
In April 2008, the Company issued 1,428,572 shares for $2,500,000.

The accompanying notes are an integral part of these consolidated financial statements.

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE 1-     ORGANIZATION AND BASIS OF PRESENTATION

 Champions Biotechnology, Inc., (the "Company") is a biotechnology company that is engaged in the development of advanced preclinical platforms and predictive tumor specific data to enhance and accelerate the value of oncology drugs.Champions Biotechnology, Inc. was incorporated as a merger and acquisition company under the laws of the State of Delaware on June 4, 1985 under the name "International Group, Inc." In September 1985 the Company completed a public offering and shortly thereafter acquired the world-wide rights to the Champions sports theme restaurant concept and changed its name to "Champions Sports, Inc." In 1997, the Company sold its Champions service mark and concept to Marriott International, Inc. and until 2005, was a consultant to Marriott International, Inc. and operated one Champions Sports Bar Restaurant. In January 2007, the Company changed its business direction to focus on biotechnology and subsequently changed its name to Champions Biotechnology, Inc. In February 2007 the Company acquired the patent rights to two Benzoylphenylurea (BPU) sulfur analog compounds. On May 18, 2007, the Company acquired Biomerk, Inc. from Dr. David Sidransky and issued 4,000,000 restricted shares of its common stock.. On April 30, 2008, the Company issued 1,428,572 restricted shares of the Company's common stock at $1.75 per share pursuant to the terms of a private investment financing.

            ALLEVIATION OF GOING CONCERN

       At April 30, 2007, the Company reported that it had incurred substantial net losses for the years ended April 30, 2007 and April 30, 2006 and the Company had not commenced operations to have a revenue stream to support itself. These factors raised substantial doubt about the Company's ability to continue as a going concern at that time.

       During the three months ended April 30, 2008 the Company raised $2.5 million dollars in cash through a private placement of common stock. With this additional capital and projected cash flow expenditures over the next twelve months, Company's management considers the facts and circumstances which raised substantial doubt about the Company's ability to continue as a going concern to be alleviated.

       The Company has sufficient resources to provide for the next twelve months of operations based on its current level of expenditure, its anticipated level of future expenditure and revenue growth and its ability to curtail expenditures if needed.

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

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007

NOTE 2-      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                   Revenue Recognition

The Company derives revenue from its Personalized Oncology services which assist physicians by providing information that may enhance personalized treatment options for their cancer patients through access to expert medical information panels and tumor specific data. Revenues are also derived from the Company's Preclinical EValuation services which offer the benefits of its Preclinical Platform to pharmaceutical and biotechnology companies using Biomerk Tumorgraft studies which have been shown to be predictive of how drugs perform in clinical settings. The Company's revenue is described as Personalized Oncology services in the Consolidated Statements of Income.

Revenue is recognized in accordance with the SEC's Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). SAB 104 requires that four basic criteria be met before revenue can be recognized: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services rendered; 3) the fee is fixed and determinable; and 4) collectability is reasonably assured. As to 1), our business practices require that our services be performed pursuant to contracts with our customers. As to 2), we recognize revenue when services are rendered to our customers. As to 3), the fee is determined and fixed at the time the contract is executed. As to 4), our business practices require that fees for services be remit upon execution of the contract, either in full or in contractual amounts based on management's judgments regarding the fixed nature of our arrangements taking into account termination provisions and the collectability of fees under our arrangements.

The Company's revenue was solely derived from its Personal Oncology services during the year ended April 30, 2008.

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

       Deferred Revenue

Deferred revenue represents payments received in advance for services to be performed. When services are rendered, deferred revenue is then recognized as earned.

       Research and Development

Research and development costs are expensed as incurred.

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

              Net Income (Loss) Per Share

Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss in 2007 because to do so would be antidilutive for the year presented.

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2008 AND 2007

NOTE 2-      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The following is a reconciliation of the computation for basic and diluted EPS:

	April 30,	April 30,
	2008	2007

Net income (loss)	$35,698	$(170,058)

Weighted-average common shares
outstanding (basic)	31,494,025	20,459,726

Weighted-average common stock
Equivalents
Stock options	1,955,000	-
Warrants	830,512	-

Weighted-average common shares
outstanding (diluted)	34,279,537	20,459,726

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
APRIL 30, 2008 AND 2007

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
APRIL 30, 2008 AND 2007

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

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2008 AND 2007

NOTE 2-      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                   Recent Accounting Pronouncements

In September 2006, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurement" ("SFAS No. 157"). This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Prior to SFAS No. 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company's mark-to-model value. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this statement on its financial statements and expects to adopt SFAS No.157 during the quarter ending July 31, 2008.

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2008 AND 2007

NOTE 2-      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

                   Recent Accounting Pronouncements (Continued)

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans -- An Amendment of FASB Statements No. 87, 88, 106, and 132R." This standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan's overfunded status or a liability for a plan's underfunded status; (b) measure a plan's assets and its obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer's fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is evaluating the impact of this statement on its financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses shall be reported on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157 "Fair Value Measurements" ("SFAS No. 157"). The Company is currently assessing the impact that SFAS No. 159 will have on its financial statements.

NOTE 3-     COMMITMENTS AND CONTINGENCIES

                   Operating leases

The Company leases, as tenant, space under an operating lease, which expires September 30, 2008. The Company also leases, as tenant, space under an operating lease which expires August 31, 2008.

Rental expense during the year ended April 30, 2008 and 2007 was $8,500 and $420, respectively.

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2008 AND 2007

NOTE 4-     OTHER ACCRUED EXPENSES

This account represents accrued officer's payroll and related payroll taxes. This liability was paid in full in May 2008.

NOTE 5-      OFFICER LOANS PAYABLE

For the year ended April 30, 2007, the Company received working capital advances from an officer of the Company which were repaid during the year ended April 30, 2008 without interest.

NOTE 6-     STOCKHOLDERS' EQUITY (DEFICIT)

                   Common Stock

The Company has 50,000,000 shares authorized and 33,247,718 shares issued and outstanding at April 30, 2008.

There were 5,623,060 shares of common stock issued during the year ended April 30, 2008 and 10,800,000 in 2007.

During the year ended April 30, 2008, the Company issued 1,623,060 shares of restricted stock for cash of $2,532,755.

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

On February 14, 2007 the Company acquired all of the patent rights underlying a pending U.S. Patent Application. The purchase price for the patent rights consisted of an aggregate of up 550,000 restricted shares of common stock, of which 300,000 were issued to four individuals upon execution of the acquisition agreement and 250,000 restricted shares are

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2008 AND 2007

NOTE 6-     STOCKHOLDERS' DEFICIT (CONTINUED)

                   Common Stock (Continued)

issuable upon the issuance of the patent based on the U.S. Patent Application.

On May 18, 2007, the Company entered into an Agreement and Plan of Merger with Biomerk, Inc., a privately owned company, whereby the Company issued 4,000,000 restricted shares of its common stock to acquire 100% of the outstanding stock of Biomerk, Inc.

            Preferred Stock

The Company has 56,075 shares of preferred stock authorized and 0 shares issued and outstanding at April 30, 2008.

There were no issuances of preferred stock during the year ended April 30, 2008. The 32,450 shares as of July 31, 2006 were cancelled in October 2006.

                   Stock Options

On January 15, 2007, the Company entered into various agreements with consultants to issue three hundred and forty thousand options, exercisable over a five year period based on a fair value exercise price on the date of issuance ($0.17) exercisable expiring through January 15, 2012 for services to be rendered in one year. The options vest on January 15, 2008 and have been valued at $44,184 using the Black-Scholes Model with an annualized volatility rate of 100% and a bond interest rate of 4.43%. Amortization expense for services rendered was $33,138 for the year ended April 30, 2008. Amortization expense for services rendered was $11,046 for the year ended April 30, 2007. On May 15, 2007, the Company entered into a consulting agreement to issue five hundred thousand options, exercisable over a five-year period based on a fair value exercise price on the date of issuance ($0.30) exercisable expiring through May 15, 2012 for services to be rendered over three years. The options vest as follows: 166,665 upon the first anniversary of the grant date, 166,665 upon the second anniversary of the grant date and 16 6,670 upon the third anniversary of the grant date and have been valued at $149,974 using the Black-Scholes Model with an annualized volatility rate of 270% and a bond interest rate of 4.35%. Amortization expense for services rendered was $48,072 for the year ended April 30, 2008. On May 15, 2007, the Company entered into a consulting agreement to issue twenty- five thousand options, exercisable over a five-year period based on a fair value exercise price on the date of issuance ($0.30) exercisable expiring through May 15, 2012 for services to be rendered over one year. The options vest on May 15, 2008 and have been valued at $7,499 using the Black-Scholes Model with an annualized volatility rate of 270% and a bond interest rate of 4.35%. Amortization expense for services rendered was $7,214 for the year ended April 30, 2008 On October 10, 2007, the Company entered into a consulting agreement to issue five hundred thousand options, exercisable over a five-year period based on a fair value exercise price on the date of issuance ($0.75) exercisable expiring through October 10, 2012 for services to be rendered over three years. The options vest as follows: 166,665 upon the first anniversary of the grant date, 166,665 upon the second anniversary of the grant date and 166,670 upon the third anniversary of the grant date and have been valued at $336,287 using the Black-Scholes Model with an annualized volatility rate of 141% and a bond interest rate of 4.38%. Amortization expense for services rendered was $62,343 for the year ended April 30, 2008. On March 27, 2008, the Company entered into a consulting agreement to issue two hundred thousand options, exercisable over a five-year period based on a fair value exercise price on the date of issuance ($1.05) exercisable expiring through March 27, 2013 for services to be rendered over three years. The options vest as follows: 66,666 upon the first anniversary of the grant date, 66,666 upon the second anniversary of the grant date and 66,668 upon the third anniversary of the grant date and have been valued at $209,494 using the Black-Scholes Model with an annualized volatility rate of 270% and a bond interest rate of 2.25%. Amortization expense for services rendered was $6,314 for the year ended April 30, 2008. On March 31, 2008, the Company entered into consulting agreements to issue four hundred fifteen thousand options, exercisable over a five-year period based on a fair value exercise price on the date of issuance ($1.15) exercisable expiring through March 31, 2013 for services to be rendered over three years. The options vest as follows: 138,333 upon the first anniversary of the grant date, 138,333 upon the second anniversary of the grant date and 138,334 upon the third anniversary of the grant date and have been valued at $476,103 using the Black-Scholes Model with an annualized volatility rate of 270% and a bond interest rate of 2.25%. Amortization expense for services rendered was $13,046 for the year ended April 30, 2008.

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

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2008 AND 2007

NOTE 6-     STOCKHOLDERS' DEFICIT (CONTINUED)

                   Warrants (Continued)

The Company has the following warrants outstanding for the purchase of its common stock:

		Year Ended April 30,
Exercise Price	Expiration Date	2008

$0.15	January 15, 2012	361,328

$0.25	January 15, 2012	469,184

		830,512

	Weighted Average exercise price	$0.20

As of April 30, 2008, 830,312 warrants are exercisable.

There were 830,512 warrants outstanding for the year ended April 30, 2008.

       Prepaid Consulting

Prepaid consulting represents options granted to consultants and directors for services to be rendered in the future, to be amortized over the life of the contract or according to the terms of the options grant.

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2008 AND 2007

NOTE 7-     PROVISION FOR INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company's assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company's consolidated tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At April 30, 2008 and 2007, deferred tax assets consist of the following:

	2008	2007
Deferred tax asset	$2,473,991	$2,467,155
Less: valuation allowance	(2,473,991)	(2,467,155)
Net deferred tax asset	$-0-	$-0-

At April 30, 2008 and 2007, the Company had federal net operating loss carryforwards in the approximate amounts of $7,068,547 and $7,104,245 available to offset future taxable income subject to Section 382 analysis limitations The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2008 AND 2007

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPIONS BIOTECHNOLOGY, INC.

By:	/s/ Douglas D. Burkett
Douglas D. Burkett
President and Principal Executive Officer
Date: July 29, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/Durwood C. Settles
Durwood C. Settles
Chief Financial Officer
Date: July 29, 2008

By:	/s/ David Sidransky
Chairman
Director
Date: July 29, 2008

By:	/s/ James Martell
Chief Administrative Officer
Director
Date: July 29, 2008

By:	Abba Poliakoff
Director
Date: July 29, 2008
By:	Ana Stancic
Director
Date: July 29, 2008

EXHIBIT 14

CHAMPIONS BIOTECHNOLOGY, INC.
CODE OF BUSINESS CONDUCT AND ETHICS

       The Board of directors of Champions Biotechnology, Inc. (with its subsidiaries, the "Company") has adopted this Code of Business Conduct and Ethics ("Code") to:

  Promote honest and ethical conduct, including fair dealing and the ethical handling of conflicts of interest;
  Promote full, fair, accurate, timely and understandable disclosure;
  Promote compliance with applicable laws and governmental rules and regulations;
  Ensure the protection of the Company's legitimate business interests, including corporate opportunities, assets and confidential information; and
  Deter wrongdoing.

       All directors, officers and employees of the Company are expected to be familiar with the Code and to adhere to those principles and procedures set forth in the Code that apply to them. This Code is meant to address the general ethical requirements of business conducted by the Company, but is not all-inclusive. Particular areas of conduct, such as harassment, confidential employee complaints, and other conduct which affects the workplace are addressed separately in other Company policies included in the Company's Employee Manual.

       For purposes of this Code, the "Code of Ethics Contact Person" is Ana Stancic.

       From time to time, the Company may waive some provisions of this Code. Any waiver of the Code for executive officers or directors of the Company may be made only by the Board of Directors and must be promptly disclosed as required by SEC or American Stock Exchange rules. Any waiver for other employees may be made only by the Code of Ethics Contact Person.

I.     HONEST AND CANDID CONDUCT

       Each director, officer and employee owes a duty to the Company to act with integrity. Integrity requires, among other things, being honest and candid. Deceit and subordination of principle are inconsistent with integrity.

       Each director, officer and employee must:

  Act with integrity, including being honest and candid while still maintaining the confidentiality of information where required or consistent with the Company's policies.
  Observe both the form and spirit of laws and governmental rules and regulations, accounting standards and Company policies.
  Adhere to a high standard of business ethics.

II.     CONFLICTS OF INTEREST

       A "conflict of interest" occurs when an individual's private interest interferes or appears to interfere with the interests of the Company. A conflict of interest can arise when a director, officer or employee takes actions or has interests that may make it difficult to perform his or her Company work objectively and effectively. For example, a conflict of interest would arise if a director, officer or employee, or a member of his or her family, receives improper personal benefits as a result of his or her position in the Company. Any material transaction or relationship that could reasonably be expected to give rise to a conflict of interest should be discussed with the Code of Ethics Contact Person.

       Service to the Company should never be subordinated to personal gain and advantage. Conflicts of interest should, wherever possible be avoided.

       In particular, clear conflict of interest situations involving directors, executive officers and other employees who occupy supervisory positions or who have discretionary authority in dealing with any third party specified below may include the following:

  Any significant ownership interest in any supplier or customer;
  Any consulting or employment relationship with any customer, supplier or competitor;
  Any outside business activity that detracts from an individual's ability to devote appropriate time and attention to his or her responsibilities with the Company;
  The receipt of non-nominal gifts or excessive entertainment from any company with which the Company has current or prospective business dealings;
  Being in the position of supervising, reviewing or having any influence on the job evaluation, pay or benefit of any immediate family member; and
  Selling anything to the Company or buying anything from the Company, except on the same terms and conditions as comparable directors, officers or employees are permitted to so purchase or sell.

       Such situations, if material, must always be approved in advance by the Code of Ethics Contact Person.

       Anything that would present a conflict for a director, officer or employee would likely also present a conflict if it is related to a member of his or her family.

III.     DISCLOSURE

       Each director, officer or employee involved in the Company's disclosure process, including the Chief Executive Officer and the Chief Financial Officer (the "Senior Financial Officers"), is required to be familiar with and comply with the Company's disclosure controls and procedures and internal control over financial reporting, to the extent relevant to his or her area of responsibility, so that the Company's public reports and documents filed with the SEC comply in all material respects with the applicable federal securities laws and SEC rules. In addition, each such person having direct or supervisory authority regarding these SEC filings or the Company's other public communications concerning its general business, results, financial condition and prospects should, to the extent appropriate within his or her area of responsibility, consult with other Company officers and employees and take other appropriate steps regarding these disclosures with the goal of making full, fair, accurate, timely and understandable disclosure.

       Each director, officer or employee who is involved in the Company's disclosure process, including without limitation, the Senior Financial Officers, must:

  Familiarize himself or herself with the disclosure requirements applicable to the Company as well as the business and financial operations of the Company.
  Not knowingly misrepresent, or cause others to misrepresent, facts about the Company to others, whether within or outside the Company, including to the Company's independent auditors, governmental regulators and self-regulatory organizations.
  Properly review and critically analyze proposed disclosure for accuracy and completeness (or, where appropriate, delegate this task to others).

IV.     COMPLIANCE

       It is the Company's policy to comply with all applicable laws, rules and regulations. It is the personal responsibility of each employee, officer and director to adhere to the standards and restrictions imposed by those laws, rules and regulations.

       It is against Company policy and in many circumstances illegal for a director, officer or employee to profit from undisclosed information relating to the Company or any other company. Any director, officer or employee may not purchase or sell any of the Company's securities while in possession of material nonpublic information relating to the Company. Also, any director, officer or employee may not purchase or sell securities of any other company while in possession of any material nonpublic information relating to that company.

       Any director, officer or employee who is uncertain about the legal rules involving a purchase or sale of any Company securities or any securities in companies that he or she is familiar with by virtue of his or her work for the Company, should consult with the Company's Chief Operating Officer before making any such purchase or sale.

V.     REPORTING AND ACCOUNTABILITY

       The Audit Committee of the Company's Board of Directors is responsible for applying this Code to specific situations presented to it for review and has the authority to interpret this Code in any particular situation. Any director, officer or employee who becomes aware of any existing or potential violation of this Code is required to notify the Code of Ethics Contact Person promptly. Failure to do so is itself a violation of this Code.

       Any questions relating to how this Code should be interpreted or applied should be addressed to the Code of Ethics Contact Person. A director, officer or employee who is unsure of whether a situation violates this Code should discuss the situation with the Code of Ethics Contact Person to prevent possible misunderstandings and embarrassment at a later date.

       Each director, officer or employee must:

  Notify the Code of Ethics Contact Person promptly of any existing or potential violation of this Code.
  Not retaliate against any other director, officer or employee for reports of potential violations that are made in good faith.

       The Audit Committee shall take all action they consider appropriate to investigate any violations reported to them. If a violation has occurred, the Company will take such disciplinary or preventive action as it deems appropriate, after consultation with the Audit Committee, in the case of a director or executive officer, or after consultation with the President, in the case of any other employee.

VI.     CORPORATE OPPORTUNITIES

       Directors, officers and employees owe a duty to the Company to advance the Company's business interests when the opportunity to do so arises. Directors', officers and employees are prohibited from taking (or directing to a third party) a business opportunity that is discovered through the use of corporate property, information or position, unless the Company has already been offered the opportunity and turned it down. More generally, directors, officers and employees are prohibited from using corporate property, information or position for personal gain and from competing with the Company.

       Sometimes the line between personal and Company benefits is difficult to draw, and sometimes there are both personal and Company benefits in certain activities. Directors, officers and employees who intend to make use of Company property or services in a manner not solely for the benefit of the Company should consult beforehand with the Code of Ethics Contact Person.

VII.     CONFIDENTIALITY

       In carrying out the Company's business, directors, officers and employees often learn confidential or proprietary information about the Company, its customers, suppliers or joint venture parties. Directors, officers and employees must maintain the confidentiality of all information so entrusted to them, except when disclosure is authorized or legally mandated. Confidential or proprietary information of the Company, and of other companies, includes any non-public information that would be harmful to the relevant company or useful or helpful to competitors if disclosed.

VIII.     FAIR DEALING

       We have a history of succeeding through honest business competition. We do not seek competitive advantages through illegal or unethical business practices. Each director, officer and employee should endeavor to deal fairly with the Company's service providers, suppliers, competitors and employees. No director, officer or employee should take unfair advantage of anyone through manipulation, concealment, abuse of privileged information, misrepresentation of material facts, or any unfair dealing practice.

IX.     PROTECTION AND PROPER USE OF COMPANY ASSETS

       All directors, officers and employees should protect the Company's assets and ensure their efficient use. All Company assets should be used only for legitimate business purposes.

EXHIBIT 21

SUBSIDIARIES OF CHAMPIONS BIOTECHNOLOGY, INC.

Name	Incorporated in
Biomerk, Inc.	Maryland

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
Section 302 Certification

       I, DOUGLAS D. BURKETT, certify that:

1.	I have reviewed this Annual Report on Form 10-KSB of CHAMPIONS BIOTECHNOLOGY, INC., a Delaware corporation;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4.

The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

(c)

Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5.

The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting

.

Date: July 29, 2008	/s/ Douglas D. Burkett
Douglas D. Burkett
Principal Executive Officer

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER
Section 302 Certification

       I, DURWOOD C. SETTLES, certify that:

1.	I have reviewed this Annual Report on Form 10-KSB of CHAMPIONS BIOTECHNOLOGY, INC., a Delaware corporation;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4.

The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

(c)

Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5.

The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

(b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

Date: July 29, 2008	/s/ Durwood C. Settles
Durwood C. Settles
Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

.

       In connection with the annual report of Champions Biotechnology, Inc. (the "Company") on Form 10-KSB for the year ended April 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to their knowledge:

       1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

       2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

Date: July 29, 2008

	By:	/s/ Douglas D. Burkett
Douglas D. Burkett
Principal Executive Officer /s/Durwood C. Settles Durwood C. Settles Chief Financial Officer