Form 10-Q/A
period 2008-01-30
CHAMPIONS BIOTECHNOLOGY, INC.
filed 2008-08-01
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A (Amendment No. 1)

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

1400 N. 14th Street, Arlington VA 22209
(Address of principal executive offices)
(Zip code)

(410) 630-1313
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

The Registrant hereby amends its Quarterly Report on Form 10-QSB for the fiscal quarter ended January 31, 2008, which was filed with the Commission on March 6, 2008, to correct the timing of recorded revenue. As previously filed, the Registrant recognized $1,174,940 in revenue ($.02 per [basic/diluted] share) during its fiscal quarter ended January 31, 2008. As part of the Registrant’s due diligence in preparing its Annual Report on Form 10-KSB for the fiscal year ended April 30, 2008, the Registrant reclassified $300,000 of revenues which it had previously recorded in the third fiscal quarter and deferred and recognized it to the fourth fiscal quarter. This increased the accumulated deficit from $6,630,234 to $6,930,234 and reduced the earnings per share (basic/diluted) to $0.01. This change had no impact on the annual results for the year ended April 30, 2008 as reflected in the registrant’s Annual Report on Form 10-KSB.

CHAMPIONS BIOTECHNOLOGY, INC.
FORM 10-QSB

INDEX

		Page
Part I.	Financial Information

	Item 1. Financial Statements

	Condensed Consolidated Balance Sheet as of January 31, 2008 (Unaudited)	5

	Condensed Consolidated Statements of Operations
	for the Nine months and Three months ended January 31, 2008 and 2007 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows for the
	Nine months ended January 31, 2008 and 2007 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements (Unaudited)	8-16

	Item 2. Management’s Discussion and Analysis or Plan of Operation	17-19

	Item 3. Controls and Procedures	19

Part II.	Other Information and Signatures
	Item 6. Exhibits	20
	Signatures	21

Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		22
Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002		23
Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		24

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

CHAMPIONS BIOTECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED BALANCE SHEET
AS OF JANUARY 31, 2008 (UNAUDITED)

ASSETS
(Restated)

CURRENT ASSETS
Cash and cash equivalents	$ 1,072,453
Supplies	47,466

Total Current Assets	1,119,919

Intangibles assets	191,745
Goodwill	661,909

TOTAL ASSETS	$ 1,973,573

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$ 111,778
Deferred revenue	300,000
Other accrued expenses	351,394
Total current liabilities	763,172

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock, $.001 par value; 50,000,000 shares authorized;
31,794,146 shares issued and outstanding	31,794
Additional paid-in capital	8,526,789
Accumulated deficit	(6,930,234)
1,628,349
Less: prepaid consulting	(417,948)
Total stockholders’ equity	1,210,401

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 1,973,573

The accompanying notes are an integral part of these condensed consolidated financial statements

CHAMPIONS BIOTECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS AND THREE MONTHS ENDED JANUARY 31, 2008 AND 2007 (UNAUDITED)

	Nine Months Ended January 31		Three Months Ended January 31
	(Restated)		(Restated)
	2008	2007	2008	2007

OPERATING REVENUE
Services	$ 874,940	$ -	$ 624,940	$ -

Total operating revenue	874,940	-	624,940	-

COSTS AND OPERATING EXPENSES
Service expenses	264,262	-	201,222	-
Supplies	75,000	-	-	-
General and administrative	377,724	74,086	118,776	37,198

Total costs and operating expenses	716,986	74,086	319,998	37,198

INCOME (LOSS) BEFORE OTHER INCOME	157,954	(74,086)	304,942	(37,198)

Other income
Interest income	16,057	-	6,064	-
Total other income	16,057	-	6,064	-

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	174,011	(74,086)	311,006	(37,198)
Provision for income taxes	-	-	-	-

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$ 174,011	$ (74,086)	$ 311,006	$ (37,198)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$ 0.01	$ (0.00)	$ 0.01	$ (0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC)	31,386,454	20,489,493	31,692,654	18,091,931

WEIGHTED AVERAGE SHARES OUTSTANDING (DILUTED)	32,468,344	-	32,774,544	-

The accompanying notes are an integral part of these condensed consolidated financial statements

CHAMPIONS BIOTECHNOLOGY, INC. AND SUBSIDIARIES
(FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2008 AND 2007 (UNAUDITED)

	(Restated)
	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$ 174,011	$ (74,086)
Adjustments to reconcile net (loss) to net cash
Provided by (used in) operating activities:
(Increase) in supplies	(47,466)	-
Increase (decrease) in accounts payable	61,268	(11,589)
Increase in deferred revenue	300,000	-
Increase (decrease) in other accrued expenses	15,743	24,221
Amortization of prepaid consulting services	108,950	-
Total adjustments	438,495	12,632

Net cash provided by (used in) operating activities	612,506	(61,454)

CASH FLOWS FROM FINANCING ACTIVITIES

(Payment of) proceeds from officers loan	(43,693)	43,693
Proceeds from sale of restricted common stock	28,505	38,000
Net cash provided by (used in) financing activities	(15,188)	81,693

NET INCREASE IN CASH AND
CASH EQUIVALENTS	597,318	20,239

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	475,135	540

CASH AND CASH EQUIVALENTS - END OF PERIOD	$ 1,072,453	$20,779

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest paid	$ -	$ 2,277
Income taxes paid	$ -	$ -

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

As stated in Note 8, the Company has amended its previously issued condensed consolidated financial statements for the three months ended January 31, 2008 to reclassify $300,000 as deferred revenue previously recorded as revenue. The effect of this change resulted in a reduction of net income for the three months ended January 31, 2008 of $300,000 to net income of $174,011 and an increase in the accumulated deficit to $6,930,234.

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

The following is a reconciliation of the computation for basic and diluted EPS:

	(Restated)
	January 31,	January 31,
	2008	2007

Net income (loss)	$174,011	$(74,086)

Weighted-average common shares
outstanding (basic)	31,386,454	20,489,493

Weighted-average common stock equivalents
Stock options	439,835	-
Warrants	642,055	-

Weighted-average common
shares outstanding (diluted)	32,468,344	20,489,493

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

At January 31, 2008 and 2007, deferred tax assets consist of the following:

	(Restated)
	2008	2007
Deferred tax asset	$2,425,582	$2,452,896
Less: valuation allowance	(2,425,582)	(2,452,896)
Net deferred tax asset	$-0-	$-0-

At January 31, 2008 and 2007, the Company had federal net operating loss carryforwards in the approximate amounts of $6,930,234 and $7,008,273 available to offset future taxable income. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

NOTE 8 - RESTATEMENT

The Company has amended its previously issued condensed consolidated financial statements for the three months ended January 31, 2008 to reclassify $300,000 as deferred revenue previously recorded as revenue. The effect of this change resulted in a reduction of net income for the three months ended January 31, 2008 of $300,000 to net income of $174,011 and an increase in the accumulated deficit to $6,930,234. This also reduced earnings per share (basis/diluted) from $0.02 to $0.01.

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

Results of Operation

       For the nine months ended January 31, 2008, the Company’s net income was $174,011 producing earnings per share of $0.01 and the net income for the three months ended January 31, 2008 was $311,006 producing earnings per share of $0.01. For the nine months ended January 31, 2007, the Company’s net loss was $74,086 and the net loss for the three months ended January 31, 2007 was $37,198. In the nine months ended January 31, 2008, the Company began its operations as a biotechnology company while in the nine months ended January 31, 2007, it had no operations. The Company acquired Biomerk, Inc. in May 2007. The Company’s total assets at January 31, 2008 were $1,973,573. The Company’s total assets at January 31, 2007 were $20,779.

Revenues

       The Company’s total operating revenues were $874,940 for the nine months ended January 31, 2008 and $624,940 for the three months ended January 31, 2008. The Company generated revenues for the nine months ended January 31, 2008 for providing oncology services.

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

       The Company’s working capital was $356,747 at January 31, 2008 versus a deficit of $441,065 at April 30, 2007. This increase in working capital was due to the operations of the Company during the nine months ended January 31, 2008 after the acquisition, on May 18, 2007, of Biomerk, Inc., a private company.

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

Part II.   Other Information

Item 6.   Exhibits

       31.1 Certification of the Chief Executive and Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

       31.2 Certification of the Chief Executive and Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

       32.1     Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

CHAMPIONS BIOTECHNOLOGY, INC.

/s/ Douglas D. Burkett
Douglas D. Burkett
Principal Executive Officer
Date: August 1, 2008

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
Section 302 Certification

I, DOUGLAS D. BURKETT, certify that:

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

(5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6) The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. Date: August 1, 2008

By:	/s/ Douglas D. Burkett
Douglas D. Burkett
Principal Executive Officer

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

(5) The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

       (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

       (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6) The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses. Date: August 1, 2008

By:	/s/ Durwood C. Settles
Durwood C. Settles
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

Date: August 1, 2008

	By:	/s/ Douglas D. Burkett
Douglas D. Burkett
Principal Executive Officer

/s/Durwood C. Settles
Durwood C. Settles
Chief Financial Officer

