Form 10-Q
period 2008-10-31
CHAMPIONS BIOTECHNOLOGY, INC.
filed 2008-12-15
CIK 771856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10--Q

Mark One

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ________

Commission file number 0--17263

CHAMPIONS BIOTECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	52--1401755
(State or other jurisdiction of	(I.R.S. Employer
organization)	Identification No.)

1400 N. 14th Street, Arlington, VA	22209
(Address of principal executive offices)	(Zip code)

(410) 630--1313
(Registrant’’s telephone number, including area code)

______________________________
(Former address)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  X  No __

       Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non--accelerated filer, or a smaller reporting company. See the definitions of ““large accelerated filer,”“ ““accelerated filer”“ and ““smaller reporting company”“ in Rule 12b--2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]

Non--accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b--2 of the Exchange Act
Yes No X

As of December 15, 2008, the Registrant had a total of 33,272,718 shares of common stock outstanding.

CHAMPIONS BIOTECHNOLOGY, INC.
FORM 10--Q

INDEX

PART I.	Financial Information

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets as of October 31, 2008 (Unaudited) and April 30, 2008 (Audited)	3

		Condensed Consolidated Statements of Operations
		for the Six months and Three months ended October 31, 2008 and 2007 (Unaudited)	4

		Condensed Consolidated Statements of Cash Flows for the
		Six months ended October 31, 2008 and 2007 (Unaudited)	5

		Notes to Condensed Consolidated Financial Statements (Unaudited)	6--8

	Item 2.	Management’’s Discussion and Analysis of Financial Condition and Results of Operations	9--12

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

	Item 4.	Controls and procedures	12

PART II.	Other Information

	Item 1.	Legal Proceedings.	13
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	13
	Item 3.	Defaults Upon Senior Securities.	13
	Item 4.	Submission of Matters to a Vote of Security Holders.	13
	Item 5.	Other Information	13
	Item 6.	Exhibits
	Signatures		14

PART I

Item 1.	Financial Statements

CHAMPIONS BIOTECHNOLOGY, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2008	April 30, 2008
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,052,558	$3,709,136
Accounts receivable	77,091	--
Prepaid expenses	152,242	52,873
Prepaid contract expenses	43,374	--
Total Current Assets	3,325,265	3,762,009
Intangibles assets	236,531	227,465
Goodwill	661,909	661,909
TOTAL ASSETS	$4,223,705	$4,651,383

LIABILITIES AND STOCKHOLDERS’’ EQUITY

CURRENT LIABILITIES
Accounts payable	$307,828	$147,971
Deferred revenue	461,838	504,622
Other accrued expenses	--	361,275
Total current liabilities	769,666	1,013,868

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’’ EQUITY
Preferred stock, $10 par value; 56,075 shares authorized;
0 shares issued and outstanding
Common stock, $.001 par value; 50,000,000 shares authorized;
33,272,718 and 33,247,718 shares issued and outstanding	33,273	33,248
Additional paid--in capital	11,643,233	11,715,182
Accumulated deficit	(7,467,619)	(7,068,547)
	4,208,887	4,679,883
Prepaid consulting	(754,848)	(1,042,368)
Total stockholders’’ equity	3,454,039	3,637,515

TOTAL LIABILITIES AND STOCKHOLDERS’’ EQUITY	$4,223,705	$4,651,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS BIOTECHNOLOGY, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS AND THREE MONTHS ENDED OCTOBER 31, 2008 AND 2007 (UNAUDITED)

	Six Months Ended October 31		Three Months Ended October 31
	2008	2007	2008	2007

REVENUES
Personalized oncology and preclinical contract revenue	$1,717,289	$250,000	$1,044,172	$--

Total revenues	1,717,289	250,000	1,044,172	--

OPERATING EXPENSES

Research and development	636,567	105,910	419,404	30,910
Cost of personalized oncology and preclinical contract revenue	718,186	63,039	458,586	--
General and administrative	807,437	228,040	422,885	119,288

Total operating expenses	2,162,190	396,989	1,300,875	150,198

OPERATING (LOSS)	(444,901)	(146,989)	(256,703)	(150,198)

OTHER INCOME
Interest income	45,829	9,994	25,113	4,635

(LOSS) BEFORE TAXES	(399,072)	(136,995)	(231,590)	$(145,563)
Provision for income taxes	--	--	--	--

NET (LOSS)	$(399,072)	$(136,995)	$(231,590)	$(145,563)

(Loss) per common share:
Basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Shares used in calculating (loss) per common share:
Basic and diluted	33,270,816	31,233,353	33,272,718	31,624,658

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS BIOTECHNOLOGY, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2008 AND 2007 (UNAUDITED)

	2008	2007

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(399,072)	$(136,995)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Share based compensation	25,743	--
Excess tax benefits from share based payment arrangements	(9,010)	--
Amortization of prepaid consulting services	182,353	63,287

Changes in:
(Increase) in accounts receivable	(77,091)	--
(Increase) in prepaid expenses	(99,368)	--
(Increase) in prepaid contract expenses	(43,374)	--

Increase (decrease) in accounts payable	159,858	(7,561)
(Decrease) in deferred revenue	(42,785)	--
(Decrease) increase in other accrued expenses	(361,275)	15,743

Net cash (used in) operating activities	(664,021)	(65,526)

CASH FLOWS FROM INVESTING ACTIVITIES
(Increase) in intangible assets	(9,067)	--

Net cash (used in) investing activities	(9,067)	--

CASH FLOWS FROM FINANCING ACTIVITIES

Payment of officers loan payable	--	(43,693)
Proceeds from exercise of options	7,500	--
Excess tax benefits from share based payment arrangements	9,010	--

Net cash provided by (used in) financing activities	16,510	(43,693)

Net (decrease) in cash and cash equivalents	(656,578)	(109,219)

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	3,709,136	475,135

CASH AND CASH EQUIVALENTS -- END OF PERIOD	$3,052,558	$365,916

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$--	$--
Income Tax Paid	$--	$--

SUPPLEMENTAL SCHEDULE OF NON--CASH FLOW INVESTING AND FINANCING ACTIVITIES:
In May 2007, the Company issued 525,000 stock options for prepaid consulting valued at $157,473.
In May 2007, the Company issued 4,000,000 shares for 100% of Biomerk, Inc.
In October 2007, the Company issued 500,000 stock options for prepaid consulting valued at $336,287.
In August 2008, the Company issued 150,000 warrants for prepaid consulting valued at $93,870.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS BIOTECHNOLOGY, INC.
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008 AND 2007 (UNAUDITED)

(1) ORGANIZATION AND BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Champions Biotechnology, Inc. ("Champions" or the "Company") as of and for the six months ended October 31, 2008 and 2007 are unaudited. The accompanying unaudited condensed consolidated balance sheets, statements of operations and statements of cash flows have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (SEC). Accordingly, they do not include all of the disclosures required by Generally Accepted Accounting Principles (““GAAP”“) for complete financial statements. The financial statements reflect all adjustments, consisting only of normal, recurring adjustments, which are in the opinion of management, necessary for a fair presentation for the interim periods. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and related revenue and expense accounts and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with GAAP. Actual results could differ materially from those estimates. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’’s Annual Report on Form 10--KSB for the fiscal year ended April 30, 2008. The results for the six months and three months ended October 31, 2008 may not be indicative of the results for the entire year.

Impact of Recent Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurement" ("SFAS No. 157") on May 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and SFAS 157 details the disclosures that are required for items measured at fair value. In February 2008, the Financial Accounting Standards Board issued Staff Position No. 157--2 (FSP 157--2), which delays the effective date of SFAS 157 for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company does not have nonfinancial assets and nonfinancial liabilities that are required to be measured at fair value on a recurring basis. Based on this guidance, the Company expects to adopt the provisions of SFAS 157 as related to nonfinancial assets and nonfinancial liabilities, effective January 1, 2009 and this adoption is not expected to have a material impact on the Company’’s financial statements.

The Company did not elect the fair value measurement option under SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities”“ and presently, the Company does not have any financial assets and liabilities that would need to be measured under the fair measurement option under SFAS 159.

In December 2007, the FASB issued SFAS No. 160, "Non--controlling Interests in Consolidated Financial Statements: an amendment of ARB No. 51" ("SFAS No. 160"). SFAS No. 160 replaces the term minority interests with the newly--defined term of non--controlling interests and establishes this line item as an element of stockholders’’ equity, separate from the parent’’s equity. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non--controlling interest. The Company is continuing to review the provisions of SFAS No. 160, which is effective the first quarter of fiscal 2010, and currently does not expect this new accounting standard to have a significant impact on the Financial Statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities: an amendment of FASB Statement No. 133" ("SFAS No. 161"). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. The Company is reviewing the provisions of SFAS No. 161, which is effective the first quarter of fiscal 2010, and currently does not anticipate that this new accounting standard will have a significant impact on the Financial Statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (SFAS No. 162). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC’’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The effective date of SFAS No. 162 has not yet been determined. The implementation of this standard will not have a material impact on the Financial Statements.

Reclassifications

The Company has reclassified certain amounts for the six months and three months ended October 31, 2007 to conform to the presentation of the October 31, 2008 amounts. The reclassifications have no effect on the net loss for the periods ended October 31, 2008.

(2) NET (LOSS) PER SHARE

Basic earnings per common share (EPS) is computed by dividing net income by the weighted--average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted--average number of common shares outstanding during the period increased to include all additional common shares that would have been outstanding assuming potentially dilutive common share equivalents had been issued. Dilutive common share equivalents include (1) the dilutive effect of in--the--money shares related to stock options, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option, the average amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid--in capital, if any, when the option is exercised, are assumed to be used to repurchase shares in the current period. For the six months ended October 31, 2008 and 2007, there were an aggregate of 793,136 and 711,765, respectively, potential common shares related to share--based instruments, excluded from the diluted EPS computation because their inclusion would have had an anti--dilutive effect.

The following is a reconciliation of the computation for basic and diluted EPS:

	October 31,	October 31,
	2008	2007

Net (loss)	$(399,072)	$(136,995)

Weighted--average common shares
outstanding (basic and diluted)	33,270,816	31,233,353

(3) COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases, as tenant, space under an operating lease, which expires February 29, 2009.

Rental expense during the six months and three months ended October 31, 2008 was $39,364 and $20,084, respectively. Rental expenses for the six months and three months ended October 31, 2007 was $0.

(4) SHARE BASED COMPENSATION

The total employee share based compensation cost that has been recognized in results of operations for the six months and three months ended October 31, 2008 was $25,743 and $12,124, respectively. As of October 31, 2008, there was $128,749 unrecognized compensation cost related to employee share based compensation arrangements. The cost is expected to be recognized over a weighted average period of 2.69 years.

The total nonemployee consulting share based compensation cost that has been recognized in the results of operations was $182,353 for the six months and $97,380 for the three months ended October 31, 2008. As of October 31, 2008 there was $754,848 unrecognized compensation related to nonemployee consulting share based compensation arrangements. The cost is expected to be recognized over a weighted average period of 2.21 years.

(5) PROVISION FOR INCOME TAXES

Deferred income taxes are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’’s consolidated tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases.

At October 31, 2008 and 2007, deferred tax assets consist of the following:

		2008		2007
Deferred tax asset		$2,613,700		$2,534,700
Less: valuation allowance	(2,613,700)		(2,534,700)
Net deferred tax asset	$	--0--	$	--0--

At October 31, 2008 and 2007, the Company had federal net operating loss carryforwards in the approximate amounts of $7,467,619 and $7,241,240 available to offset future taxable income subject to Section 382 analysis limitations. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

(6) RELATED PARTY TRANSACTIONS

The Chairman of the Company participates in conducting and providing the Company’’s Personalized Oncology services. During the six months and three months ended October 31, 2008, the Company paid compensation to the Chairman for these services which are provided in the ordinary course of business. The Company believes the compensation is on the same basis as if the same services were provided by unrelated parties. The Chairman of the Company is a director of Alfacell Corporation and a former director of ImClone Systems, Incorporated, companies which have entered into contracts for the Company to perform services. During the six months and three months ended October 31, 2008, the Company recorded revenue of $77,091 and $12,345 from Alfacell Corporation. During the six months and three months ended October 31, 2008, the Company recorded revenue of $62,843 and had deferred revenue of $135,607 from ImClone Systems, Incorporated. All services provided under these contracts are in the ordinary course of business at prices and on terms and conditions that the Company believes are the same as those that would result from arm’’s length negotiations between unrelated parties.

Item 2.  Management’’s Discussion and Analysis of Financial Condition and Results of Operations.

       As used in this Quarterly Report 10--Q, "Champions Biotechnology," "Champions," "we," "ours," and "us" refer to Champions Biotechnology, Inc., except where the context otherwise requires or as otherwise indicated.

DISCLOSURE REGARDING FORWARD--LOOKING STATEMENTS

       This document contains "forward--looking statements" within the meaning of Section 27A of the Securities Act of 1933 ("Securities Act") and Section 21E of the Securities Exchange Act of 1934 ("Exchanges Act") that inherently involve risk and uncertainties. The Company generally uses words such as "believe," "may," "could," "will," "intend," "estimate," "expect," "anticipate," "plan," "likely," "promise" and similar expressions to identify forward--looking statements. One should not place undue reliance on these forward--looking statements. The Company’’s actual results could differ materially from those anticipated in the forward--looking statements for many unforeseen factors, which may include, but are not limited to, changes in general economic conditions, the ongoing threat of terrorism, ability to have access to financing sources on reasonable terms and other risks. Those risks include, but are not limited to, the risks identified in our periodic reports filed with the Securities and Exchange Commission, including our most recent Annual Report on form 10--KSB. Although the Company believes the expectations reflected in the forward--looking statements are reasonable, they relate only to events as of the date on which the statements are made, and the Company’’s future results, levels of activity, performance or achievements may not meet these expectations. The Company does not intend to update any of the forward--looking statements after the date of this document to conform these statements to actual results or to changes in the Company’’s expectations, except as required by law.

OVERVIEW

       The Company is engaged in the development of advanced preclinical platforms and predictive tumor specific data to enhance and accelerate the value of oncology drugs. Our Preclinical Platform is a novel approach based upon the implantation of primary human tumor fragments in immune deficient mice followed by propagation of the resulting engraftments (Biomerk Tumorgrafts™) in a manner that preserves the biological characteristics of the original human tumor. We believe that Biomerk Tumorgrafts closely reflect human cancer biology and their response to drugs is more predictive of clinical outcomes in cancer patients. The Company is building its Biomerk Tumorgraft platform through the procurement, development and characterization of numerous Tumorgrafts within each of several cancer types. Tumorgrafts are procured through agreements with a growing number of institutions in the United States and Europe and developed and tested through agreement with a U.S. based preclinical facility.

       We are leveraging our preclinical platform to evaluate oncology drug candidates and to develop a portfolio of novel or reposition drug candidates through pre--clinical or early clinical trials. As drugs progress through this early stage of development, the Company plans to sell, partner or license them to pharmaceutical and/or biotechnology companies, as appropriate. We believe this strategy will enable us to leverage the competencies of these partners or licensees to maximize our return on investment in a time frame that is shorter than for traditional drug development.  We believe that this model is unlike that of many new biotechnology companies that look to bring the process of drug development through all phases of discovery, development, regulatory approvals, and marketing, which requires a very large financial commitment and a long development period, typically more than a decade, to commercialize. Thus far we have acquired two oncology drug candidates and we have begun preclinical development of the most promising candidate, SG410, through the use of contract facilities.  We have secured preclinical supply of SG410 drug substance and it is our intention to develop a soluble form of the compound and evaluate its efficacy in Biomerk Tumorgrafts from several cancer types. If results are promising it is our intention to continue preclinical development and then sell, partner or license SG410 for its remaining clinical development.

       We also offer our Biomerk Tumorgraft predictive preclinical platform and tumor specific data to physicians to provide information that may enhance personalized patient care options and to companies for evaluation of oncology drugs in a platform that integrates predictive testing with biomarker discovery.  We provide Personalized Oncology services to physicians in the field of oncology by establishing and administering expert medical information panels for their patients to (i) arrange for testing, analysis and study of cancer tissues, as appropriate, (ii) analyze medical records and test results, and (iii) assist in understanding conventional and research options. The Company also develops and performs testing on Personalized Tumorgrafts to provide patients’’ physicians personalized data on treatment drug options. In FY08 the Company generated all its revenue from its growing Personalized Oncology services while it continued development of its Biomerk Tumorgraft platform.

       In late fiscal year 2008, as we expanded our number of Biomerk Tumorgraft models, we began to offer leading pharmaceutical and biotechnology companies the benefits of our Biomerk Tumorgrafts for their preclinical evaluation programs. We provide Preclinical eValuation services that we believe are more predictive of clinical outcomes and that might provide for a faster and less expensive path for drug approval.  These services utilize Biomerk Tumorgrafts to evaluate tumor sensitivity/resistance to various single and combination standard and novel chemotherapy agents. The Preclinical eValuation services we offer also include biomarker discovery and the identification of novel drug combinations. In the fourth quarter of fiscal year 2008 we established an agreement with ImClone Systems Incorporated for the preclinical evaluation of certain therapeutic antibodies in ImClone’’s clinical development pipeline. As part of the agreement, ImClone will utilize our Biomerk Tumorgrafts in the initial preclinical evaluation.

       Once we enter into an agreement with a pharmaceutical or biotechnology company to perform Biomerk Tumorgraft testing services it takes several months to propagate the Tumorgrafts prior to beginning the drug testing. In the second quarter of fiscal 2009 we performed drug testing under several contracts. We are currently providing services or in discussions to provide services to a number of other companies.

RESULTS OF OPERATIONS

We began our operations as a biotechnology company after we acquired Biomerk, Inc. in May 2007. Accordingly, ’the results described below for the 2007 period are for less than a full six months.

Three Months Ended October 31, 2008 and 2007

       Revenues.  For the three months ended October 31, 2008, the Company’’s operating revenue was $1,044,172, compared to $0.00 for the comparable three months ended October 31, 2007, an increase of $1,044,172. For the 2008 period, we primarily derived our revenue from our Personalized Oncology business and, to a lesser extent, our Preclinical eValuation business. We began to generate revenue from our Preclinical eValuation business in the first quarter of fiscal 2009 and grew it in the second quarter as we completed portions of studies for our contractual customers during the quarter; those studies and others continue or are in progress. Expectations for growth in the future are from continued Personalized Oncology services and use of our Preclinical eValuation services. Our revenue is described as Personalized Oncology and Preclinical Contract revenue in the Condensed Consolidated Statements of Operations.

       At October 31, 2008, we had deferred revenue of $461,838 which represents payments in advance on future Personalized Oncology services and Preclinical eValuation services which will be recognized as earned when operations are performed. At October 31, 2007, we had no deferred revenue.

       Expenses.  For the three months ended October 31, 2008, our operating expenses were $1,300,875, compared to $150,198 for the three months ended October 31, 2007, an increase of 766%.

  Research and development expenses. For the three months ended October 31, 2008, research and development expenses were $419,404, compared to $30,910 for the three months ended October 31, 2007. The increase of $388,494 for the three months ended October 31, 2008 was primarily a result of the increase in Tumorgrafts acquired and their propagation, characterization and development for utilization in preclinical studies. Increases also resulted from development activities directed toward building our drug pipeline and evaluating synergistic technologies as well as preclinical development expenses for the Company’’s lead oncology drug candidate, SG410.

  Cost of personalized oncology and preclinical contract services. For the three months ended October 31, 2008, the costs of personalized oncology and preclinical contract services were $458,586, compared to $0.00 for the corresponding 2007 period, an increase of $458,586. These costs were primarily for conducting the Company’’s personalized oncology services, including medical information panels and the development and testing of personalized Tumorgrafts, but also include costs related to preclinical evaluation studies in progress under contract.

  General and administrative expenses. For the three months ended October 31, 2008, general and administrative expenses were $422,885, compared to $119,288 for the three months ended October 31, 2007, an increase of 255%. The $422,885 expenses for the 2008 period include $187,347 of payroll and employee--related expenses and $96,263 of consultant services and related options expenses. Our expenses increased as we built and grew our infrastructure including the addition of personnel, consultants and other initiatives to facilitate current and future growth.

       Expenses are expected to increase in the future, commensurate with our increased levels of activity and growth, including our increasing business development efforts in pursuing prospective drug candidates to add to the Company’’s pipeline and synergistic technologies.

       Net Loss.  Our net loss for the three months ended October 31, 2008 was $231,590, and our net loss for the three months ended October 31, 2007 was $145,563, an increase of 59%. As explained in the above analysis of our revenues and expenses, the primary reason for our increased loss in the 2008 quarter was our increased investments to grow our preclinical platform, increase revenues from our Personalized Oncology and Preclinical eValuation businesses, grow our drug pipeline and continue preclinical development of our oncology drug candidate, SG410.

Six Months Ended October 31, 2008 and 2007

       Revenues.  For the six months ended October 31, 2008, the Company’’s operating revenue was $1,717,289 compared to $250,000 for the comparable six months ended October 31, 2007, an increase of $1,467,289 or 587%. For the 2008 period, we primarily derived our revenue from our Personalized Oncology business and, to a lesser extent, our Preclinical eValuation business. We began to generate revenue from our Preclinical eValuation business in the first quarter of fiscal 2009 and grew revenue in the second quarter. Expectations for growth in the future are from continued Personalized Oncology services and use of our Preclinical eValuation services. Our revenue is described as Personalized Oncology and Preclinical Contract revenue in the Condensed Consolidated Statements of Operations.

       At October 31, 2008, we had deferred revenue of $461,838 which represents payments in advance on future Personalized Oncology services and Preclinical eValuation services which will be recognized as earned when operations are performed. At October 31, 2007, we had no deferred revenue.

       Expenses. For the six months ended October 31, 2008, our operating expenses were $2,162,190, compared to $396,989 for the six months ended October 31, 2007, an increase of 1,765,201 or 445%.

  Research and development expenses.  For the six months ended October 31, 2008, research and development expenses were $636,567, compared to $105,910 for the corresponding 2007 period. The increase of $530,657 for the six months ended October 31, 2008 was primarily a result of the increase in Tumorgrafts acquired and their propagation, characterization and development for utilization in preclinical studies. Increases also resulted from development activities directed toward building our drug pipeline and evaluating synergistic technologies as well as preclinical development expenses for the Company’’s lead oncology drug candidate, SG410.

  Cost of personalized oncology and preclinical contract services.  For the six months ended October 31, 2008, the costs of personalized oncology and preclinical contract services were $718,186, compared to $63,039 for the six months ended October 31, 2007, an increase of $655,147 or 1039%. These costs were primarily for conducting the Company’’s personalized oncology services, including medical information panels and the development and testing of personalized tumorgrafts, but also include costs related to preclinical evaluation studies in progress under contract.

  General and administrative expenses.  For the six months ended October 31, 2008, general and administrative expenses were $807,437, compared to $228,040 for the six months ended October 31, 2007, an increase of $579,397 or 254%. The $807,437 expenses for the six months ended October 31, 2008 include $383,634 of payroll and employee--related expenses and $190,564 of consultant services and related options expenses. Our expenses increased as we built and grew our infrastructure including the addition of personnel, consultants and other initiatives to facilitate current and future growth.

       Expenses are expected to increase in the future, commensurate with our increased levels of activity and growth, including our increasing efforts in pursuing attractive prospective drug candidates and technologies.

       Net Loss.  Our net loss for the six months ended October 31, 2008 was $399,072, and our net loss for the six months ended October 31, 2007 was $136,995, an increase of 262,077 or 191%. As explained in the above analysis of our revenues and expenses, the primary reason for our increased loss in the 2008 period was our increased investments to grow our preclinical platform, increase revenues from our Personalized Oncology and Preclinical eValuation businesses, grow our drug pipeline and continue preclinical development of our oncology drug candidate, SG410.

FINANCIAL CONDITION AND LIQUIDITY

       The Company’’s cash position on October 31, 2008, was $3,052,558 compared to $365,916 on October 31, 2007. For the six months ended October 31, 2008, the net cash used by operating activities was $664,021. For the six months ended October 31, 2007, the net cash used by operating activities was $65,526.

       Our working capital as of October 31, 2008 was $2,555,599 compared to negative $28,427 at October 31, 2007. The increased working capital was due to the receipt of proceeds of $2,500,000 from private investment financing in March 2008 and the receipt of payments in advance on future operations as deferred revenue.

       The Company has sufficient resources to provide for the next twelve months of operations based on its current level of expenditure, its anticipated level of future expenditure and revenue growth and its ability to curtail expenditures if needed.

Critical Accounting Policies

       In the notes to our most recent Annual Report on Form 10--KSB, we discussed the accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

Item 3.     Quantitative and Qualitative Disclosures About Market Risk

       None.

Item 4.     Controls and Procedures

       We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner. Our Principal Executive Officer and Acting Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and have concluded that the system is not effective. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit No.

31.1	Rule 13a--14(a)/15d--14(a) Certification of Chief Executive Officer
31.2	Rule 13a--14(a)/15d--14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAMPIONS BIOTECHNOLOGY, INC.
(Registrant)

Date: December 15, 2008	By:	/s/ Douglas D. Burkett
Douglas D. Burkett
Principal Executive Officer

	By:	/s/ Durwood C. Settles
Durwood C. Settles
Acting Chief Financial Officer

Exhibit 31.1

CERTIFICATION

       I, Douglas D. Burkett, certify that:

       1.    I have reviewed this Quarterly Report on Form 10--Q of Champions Biotechnology, Inc., a Delaware corporation:

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

       4. The Registrant’’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a--15(e) and 15d--15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a--15(f) and 15d--15(f)) for the Registrant and have:

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

                   (c)  Evaluated the effectiveness of the Registrant’’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                   (d)  Disclosed in this report any change in the Registrant’’s internal control over financial reporting that occurred during the Registrant’’s most recent fiscal quarter (the Registrant’’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’’s internal control over financial reporting; and

       5. The Registrant’’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’’s auditors and the audit committee of Registrant’’s board of directors (or persons performing the equivalent function):

                   (a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’’s ability to record, process, summarize and report financial information; and

                   (b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’’s internal control over financial reporting.

Date: December 15, 2008	/s/ Douglas D. Burkett
Douglas D. Burkett
Principal Executive Officer

Exhibit 31.2

CERTIFICATION

       I, Durwood C. Settles, certify that:

       1.     I have reviewed this Quarterly Report on Form 10--Q of Champions Biotechnology, Inc., a Delaware corporation:

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

       4.     The Registrant’’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a--15(e) and 15d--15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a--15(f) and 15d--15(f)) for the Registrant and have:

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

                   (c)  Evaluated the effectiveness of the Registrant’’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                   (d)  Disclosed in this report any change in the Registrant’’s internal control over financial reporting that occurred during the Registrant’’s most recent fiscal quarter (the Registrant’’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant’’s internal control over financial reporting; and

5.     The Registrant’’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant’’s auditors and the audit committee of Registrant’’s board of directors (or persons performing the equivalent function):

                   (a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant’’s ability to record, process, summarize and report financial information; and

                   (b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’’s internal control over financial reporting.

Date: December 15, 2008	/s/ Durwood C. Settles
Durwood C. Settles
Acting Chief Financial Officer

Exhibit 32.1

SECTION 1350 CERTIFICATIONS

       In connection with the Quarterly Report of Champions Biotechnology, Inc. (the ““Company”“) on Form 10--Q for the period ending October 31, 2008 as filed with the Securities and Exchange Commission and to which this Certification is an exhibit (the ““Report”“), the undersigned hereby certify, pursuant to Section 906 of the Sarbanes--Oxley Act of 2002, that:

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company for the periods reflected therein.

Date: December 15, 2008	/s/ Douglas D. Burkett
Douglas D. Burkett
Principal Executive Officer

/s/ Durwood C. Settles
Durwood C. Settles
Acting Chief Financial Officer