Form 10-Q
period 2009-01-31
CHAMPIONS BIOTECHNOLOGY, INC.
filed 2009-03-17
CIK 771856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

Mark One

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ________

Commission file number 0-17263

CHAMPIONS BIOTECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1401755
(State or other jurisdiction of	(I.R.S. Employer
organization)	Identification No.)

Science and Technology Park at Johns Hopkins
855 N. Wolfe Street, Baltimore, MD	21205
(Address of principal executive offices)	(Zip code)

(410) 630-1313
(Registrant’s telephone number, including area code)

1400 N. 14th Street, Arlington, VA 22209
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes No X

As of March 17, 2009, the Registrant had a total of 33,380,575 shares of common stock outstanding.

CHAMPIONS BIOTECHNOLOGY, INC.
FORM 10-Q

INDEX

PART I.	Financial Information

	Item 1.	Financial Statements

		Condensed Consolidated Balance Sheets as of January 31, 2009 (Unaudited) and April 30, 2008 (Audited)	3

		Condensed Consolidated Statements of Operations
		for the Nine months and Three months ended January 31, 2009 and 2008 (Unaudited)	4

		Condensed Consolidated Statements of Cash Flows for the
		Nine months ended January 31, 2009 and 2008 (Unaudited)	5

		Notes to Condensed Consolidated Financial Statements (Unaudited)	6-8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-12

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

	Item 4.	Controls and procedures	12

PART II.	Other Information

	Item 1.	Legal Proceedings.	13
	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	13
	Item 3.	Defaults Upon Senior Securities.	13
	Item 4.	Submission of Matters to a Vote of Security Holders.	13
	Item 5.	Other Information	13
	Item 6.	Exhibits
	Signatures		14

PART I

Item 1.	Financial Statements

CHAMPIONS BIOTECHNOLOGY, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2009	April 30, 2008
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,624,866	$3,709,136
Certificate of deposit	1,005,319	-
Prepaid expenses	408,418	52,873
Prepaid contract expenses	43,374	-
Total Current Assets	4,081,977	3,762,009
Intangibles assets	265,798	227,465
Goodwill	661,909	661,909
TOTAL ASSETS	$5,009,684	$4,651,383

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$695,548	$147,971
Deferred revenue	1,361,110	504,622
Other accrued expenses	-	361,275
Total current liabilities	2,056,658	1,013,868

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $10 par value; 56,075 shares authorized;
0 shares issued and outstanding
Common stock, $.001 par value; 50,000,000 shares authorized;
33,272,718 and 33,247,718 shares issued and outstanding	33,273	33,248
Additional paid-in capital	11,656,583	11,715,182

Accumulated deficit	(8,090,853)	(7,068,547)
	3,599,003	4,679,883
Prepaid consulting	(645,977)	(1,042,368)
Total stockholders’ equity	2,953,026	3,637,515

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,009,684	$4,651,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS BIOTECHNOLOGY, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS AND THREE MONTHS ENDED JANUARY 31, 2009 AND 2008 (UNAUDITED)

	Nine Months Ended January 31		Three Months Ended January 31
	2009	2008	2009	2008

REVENUES
Personalized oncology and preclinical contract revenue	$2,769,464	$874,940	$1,052,175	$624,940

Total revenues	2,769,464	874,940	1,052,175	624,940

OPERATING EXPENSES

Research and development	1,144,010	75,000	435,274	-
Cost of personalized oncology and preclinical contract revenue	1,824,089	264,262	898,777	201,222
General and administrative	890,548	377,724	362,406	118,776

Total operating expenses	3,858,647	716,986	1,696,457	319,998

OPERATING INCOME (LOSS)	(1,089,183)	157,954	(644,282)	304,942

OTHER INCOME
Interest income	66,877	16,057	21,048	6,064

INCOME (LOSS) BEFORE TAXES	(1,022,306)	174,011	(623,234)	$311,006
Provision for income taxes	-	-	-	-

NET INCOME (LOSS)	$(1,022,306)	$174,011	$(623,234)	$311,006

Income (Loss) per common share:
Basic and diluted	$(0.03)	$0.01	$(0.02)	$0.01

Shares used in calculating income (loss) per common share:
Basic	33,271,450	31,386,454	33,272,718	31,692,654
Diluted	-	32,468,344	-	32,774,544

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS BIOTECHNOLOGY, INC.
AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2009 AND 2008 (UNAUDITED)

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(1,022,306)	$174,011
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Share based compensation	39,093	-
Excess tax benefits from share based payment arrangements	(13,683)	-
Amortization of prepaid consulting services	291,224	108,950

Changes in assets and liabilities:
(Increase) in prepaid expenses	(355,544)	(47,466)
(Increase) in prepaid contract expenses	(43,374)	-

Increase in accounts payable	547,578	61,268
Increase in deferred revenue	856,487	300,000
(Decrease) increase in other accrued expenses	(361,275)	15,743

Net cash provided by (used in) operating activities	(61,800)	612,506

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of certificate of deposit	(1,005,319)	-
Acquisition of intangible assets	(38,334)	-

Net cash (used in) investing activities	(1,043,653)	-

CASH FLOWS FROM FINANCING ACTIVITIES

Payment of officers loan payable	-	(43,693)
Proceeds from exercise of options	7,500	-
Proceeds from exercise of warrants	-	28,505
Excess tax benefits from share based payment arrangements	13,683	-

Net cash provided by (used in) financing activities	21,183	(15,188)

Net (decrease) increase in cash and cash equivalents	(1,084,270)	597,318

CASH AND CASH EQUIVALENTS BEGINNING OF PERIOD	3,709,136	475,135

CASH AND CASH EQUIVALENTS - END OF PERIOD	$2,624,866	$1,072,453

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$-	$-
Income Tax Paid	$-	$-

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
JANUARY 31, 2009 AND 2008 (UNAUDITED)

(1) ORGANIZATION AND BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements of Champions Biotechnology, Inc. ("Champions" or the "Company") as of and for the nine months ended January 31, 2009 and 2008 are unaudited. The accompanying unaudited condensed consolidated balance sheets, statements of operations and statements of cash flows have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments, consisting only of normal, recurring adjustments, which are in the opinion of management, necessary for a fair presentation for the interim periods. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and related revenue and expense accounts and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with GAAP. Actual results could differ materially from those estimates. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended April 30, 2008. The results for the nine months and three months ended January 31, 2009 may not be indicative of the results for the entire year.

Impact of Recent Accounting Pronouncements

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurement" on May 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and SFAS 157 details the disclosures that are required for items measured at fair value. In February 2008, the Financial Accounting Standards Board issued Staff Position No. 157-2 (FSP 157-2), which delays the effective date of SFAS 157 for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company does not have nonfinancial assets and nonfinancial liabilities that are required to be measured at fair value on a recurring basis.

The Company did not elect the fair value measurement option under SFAS No. 159, "The Fair Value Option for Financial Assets and Liabilities” and presently, the Company does not have any financial assets and liabilities that would need to be measured under the fair measurement option under SFAS 159.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements: an amendment of ARB No. 51". SFAS No. 160 replaces the term minority interests with the newly-defined term of non-controlling interests and establishes this line item as an element of stockholders’ equity, separate from the parent’s equity. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non-controlling interest. The Company is continuing to review the provisions of SFAS No. 160, which is effective the first quarter of fiscal 2010, and currently does not expect this new accounting standard to have a significant impact on the Financial Statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities: an amendment of FASB Statement No. 133". SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. The Company is reviewing the provisions of SFAS No. 161, which is effective the first quarter of fiscal 2010, and currently does not anticipate that this new accounting standard will have a significant impact on the Financial Statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles". The effective date of SFAS No. 162 has not yet been determined. The implementation of this standard will not have a material impact on the Financial Statements.

Reclassifications

The Company has reclassified certain amounts for the nine months and three months ended January 31, 2008 to conform to the presentation of the January 31, 2009 amounts. The reclassifications have no effect on the net income for the periods ended January 31, 2008.

(2) NET (LOSS) PER SHARE

Basic earnings per common share (EPS) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding during the period increased to include all additional common shares that would have been outstanding assuming potentially dilutive common share equivalents had been issued. Dilutive common share equivalents include (1) the dilutive effect of in-the-money shares related to stock options, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option, the average amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital, if any, when the option is exercised, are assumed to be used to repurchase shares in the current period. For the nine months ended January 31, 2009 and 2008, there were an aggregate of 1,432,535 and 711,765, respectively, potential common shares related to share-based instruments, excluded from the diluted EPS computation because their inclusion would have had an anti-dilutive effect.

The following is a reconciliation of the computation for basic and diluted EPS:

	January 31,	January 31,
	2009	2008

Net (loss) income	$(1,022,306)	$174,011

Weighted-average common shares
outstanding (basic)	33,271,450	31,386,454

Weighted-average common stock equivalents
Stock	-	439,835
Warrants	-	642,055
Weighted-average common shares outstanding (diluted)	-	32,468,344

(3) COMMITMENTS AND CONTINGENCIES

Operating leases

The Company leases, as tenant, space under an operating lease, which expired February 28, 2009.

Rental expense during the nine months and three months ended January 31, 2009 was $61,599 and $22,235, respectively. Rental expenses for the nine months and three months ended January 31, 2008 was $0.

(4) SHARE BASED COMPENSATION

The total employee share based compensation cost that has been recognized in results of operations for the nine months and three months ended January 31, 2009 was $39,093 and $13,350, respectively. As of January 31, 2009, there was $115,399 unrecognized compensation cost related to employee share based compensation arrangements. The cost is expected to be recognized over a weighted average period of 2.18 years.

The total nonemployee consulting share based compensation cost that has been recognized in the results of operations was $291,224 for the nine months and $108,871 for the three months ended January 31, 2009. As of January 31, 2009, there was $645,977 unrecognized compensation related to nonemployee consulting share based compensation arrangements. The cost is expected to be recognized over a weighted average period of 1.58 years.

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

At January 31, 2009 and 2008, deferred tax assets consist of the following:

	2009	2008
Deferred tax asset	$2,831,800	$2,425,582
Less: valuation allowance	(2,831,800)	(2,425,582)
Net deferred tax asset	$-0-	$-0-

At January 31, 2009 and 2008, the Company had federal net operating loss carryforwards in the approximate amounts of $8,090,853 and $6,930,234 available to offset future taxable income subject to Section 382 analysis limitations. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

(6) RELATED PARTY TRANSACTIONS

The Chairman of the Company participates in conducting and providing the Company’s Personalized Oncology services. During the nine months and three months ended January 31, 2009, the Company paid compensation to the Chairman for these services which are provided in the ordinary course of business. The compensation is on the same basis as services provided by unrelated parties. The Chairman of the Company is a director of Alfacell Corporation and a former director of ImClone Systems, Incorporated, companies which have entered into contracts for the Company to perform services. During the nine months and three months ended January 31, 2009, the Company recorded revenue of $93,493 and $4,057 from Alfacell Corporation. During the nine months and three months ended January 31, 2009, the Company recorded revenue of $125,686 and $62,843, respectively, from ImClone Systems, Inc. As of January 31, 2009, the Company had deferred revenue of $72,764 from ImClone Systems, Incorporated. All services provided under these contracts are in the ordinary course of business at prices and on terms and conditions that are the same as those that result from arm’s length negotiations between unrelated parties.

(7) SUBSEQUENT EVENT

The Company entered into a lease agreement in January 2009 for space under an operating lease to commence on or before May 1, 2009 for an initial period of one year renewable annually at the Company’s option for five one-year periods. The Company’s obligation under the lease is $66,000 for the first year of the lease upon commencement of the initial lease period.

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

OVERVIEW

       The Company is engaged in the development of advanced preclinical platforms and predictive tumor specific data to enhance and accelerate the value of oncology drugs. Our Preclinical Platform is a novel approach based upon the implantation of primary human tumor fragments in immune deficient mice followed by propagation of the resulting engraftments (Biomerk Tumorgrafts™) in a manner that preserves the biological characteristics of the original human tumor. We believe that Biomerk Tumorgrafts closely reflect human cancer biology and their response to drugs is more predictive of clinical outcomes in cancer patients. The Company is building its Biomerk Tumorgraft platform through the procurement, development and characterization of numerous Tumorgrafts within each of several cancer types. Tumorgrafts are procured through agreements with a growing number of institutions in the United States and overseas and developed and tested through agreement with a U.S. based preclinical facility.

       We are leveraging our preclinical platform to evaluate oncology drug candidates and to develop a portfolio of novel or repositioned drug candidates through pre-clinical or early clinical trials. As drugs progress through this early stage of development, the Company plans to sell, partner or license them to pharmaceutical and/or biotechnology companies, as appropriate. We believe this strategy will enable us to leverage the competencies of these partners or licensees to maximize our return on investment in a time frame that is shorter than for traditional drug development.  We believe that this model is unlike that of many new biotechnology companies that look to bring the process of drug development through all phases of discovery, development, regulatory approvals, and marketing, which requires a very large financial commitment and a long development period, typically more than a decade, to commercialize. Thus far we have acquired two oncology drug candidates and we have begun preclinical development of the lead candidate, SG410, through the use of contract facilities.  We have secured preclinical supply of SG410 drug substance and it is our intention to develop a soluble form of the compound and evaluate its efficacy in Biomerk Tumorgrafts from several cancer types. If results are promising it is our intention to continue preclinical development and then sell, partner or license SG410 for its remaining clinical development.

       We also offer our Biomerk Tumorgraft predictive preclinical platform and tumor specific data to physicians to provide information that may enhance personalized patient care options and to companies for evaluation of oncology drugs in a platform that integrates predictive testing with biomarker discovery.  We provide Personalized Oncology services to physicians in the field of oncology by establishing and administering expert medical information panels for their patients to (i) arrange for testing, analysis and study of cancer tissues, as appropriate, (ii) analyze medical records and test results, and (iii) assist in understanding conventional and research options. The Company also develops and performs testing on Personalized Tumorgrafts™ to provide patients’ physicians personalized data on treatment drug options. In FY08 the Company generated all its revenue from its growing Personalized Oncology services while it continued development of its Biomerk Tumorgraft platform.

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

RESULTS OF AND OPERATIONS

We began our operations as a biotechnology company after we acquired Biomerk, Inc. in May 2007. Accordingly, the results described below for the 2008 period are for less than a full nine months.

Three Months Ended January 31, 2009 and 2008

       Revenues: For the three months ended January 31, 2009, the Company’s revenues from operations totaled $1,052,175, compared to $624,940 for the similar period a year ago, an increase of 68%. For the 2009 period, we derived most of our revenues from Personalized Oncology Services and a lesser amount from the Company’s Preclinical eValuation business. For the period ended January 31, 2008, all revenues were derived from our Personalized Oncology business. The overall increase in our Personalized Oncology business is attributable to the success of our business development program to inform more physicians about the services we offer, and their use of additional services such as development and testing of Personalized Tumorgrafts. As the Company expands its Personalized Oncology business we are also seeing an increase from pharmaceutical companies who are contracting with our Company for Preclinical eValuation services.

       At January 31, 2009, we had deferred revenues of $1,361,110 which represents payments received from customers for personalized oncology panels™, Personalized Tumorgraft development and/or testing, Personalized Vaccine™ development, and Preclinical eValuation services, including a new contract to perform Preclinical eValuation services that have yet to be delivered. The corresponding revenues will be recognized once the services are performed. At January 31, 2008, deferred revenues totaled $300,000 and the year over year increase reflects the continued growth of both customers and services we offer.

Expenses: For the three months ended January 31, 2009, the Company’s operating expenses totaled $1,696,457 compared to $319,998 for the similar period a year ago, an increase of 430%.

Research and development expenses: For the three months ended January 31, 2009, research and development expenses were $435,274 and zero for the same period in 2008. The increase was due to the Company’s efforts to build its preclinical platform, build its drug pipeline and develop its drug, SG410. Research and development expenses consist of consultants, Tumorgraft acquisition costs, their subsequent propagation, maintenance and storage, salaries and related benefits, and travel. Business development expenses incurred relate to salaries and related benefits, consultants, legal and travel for activities directed towards building our drug pipeline.

Personalized oncology and preclinical expenses: For the three months ended January 31, 2009, personalized oncology and preclinical expenses totaled $898,777, compared to $201,222 for the similar period a year ago, an increase of 347%. These costs were primarily for conducting the Company’s personalized oncology services, including salaries and related benefits, medical information panels which include honoraria, travel and testing procedures. During the 2009 quarter the Company entered into a joint Personalized Vaccine development agreement. As a result, $250,000 was expensed under this agreement; however, the program is anticipated to provide positive cash flow in the early part of fiscal 2010. During the 2009 quarter the Company also entered into an agreement with a pharmaceutical company whereby the Company purposely reduced its gross margin on preclinical eValuation services revenues in exchange for a royalty agreement on future sales for a specific indication of the compound being tested.

General and administrative expenses: For the three months ended January 31, 2009, general and administrative expenses were $362,406 compared to $118,776 for the same period in 2008, an increase of 205%. Expenses increased as the Company continued to expand and build out its management team and meet the requirements of a publicly traded company. Expenses included salaries and related expenses, legal, audit, occupancy, marketing, investor relations and consulting.

       Net Loss: The Company’s net loss for the three months ended January 31, 2009 was $623,234 compared to net income of $311,006 for the similar period in 2008. As explained above, the net loss was attributable to the investments the Company continues to make as it expands into various product lines within its Personalized Oncology business, make investments in its business development team in order to indentify drug candidates which it will license, building out a comprehensive preclinical Biomerk Tumorgraft platform and building out its management team. In addition, as noted in the personalized oncology discussion, expenses included a $250,000 payment related to a joint Personalized Vaccine development agreement entered into in the third quarter. As part of this agreement, $68,875 was reported as revenue and $221,125 was reported as deferred revenue for the quarter.

Nine Months Ended January 31, 2009 and 2008

       Revenues: For the nine months ended January 31, 2009, the Company’s revenues from operations totaled $2,769,464, compared to $874,490 for the similar period a year ago, an increase of 217%. For the 2009 period, we derived most of our revenues from personalized oncology services and a growing percentage of revenue from the Company’s preclinical evaluation business. For the same period ending January 31, 2008, $874,490 or 100% of revenues were derived from our personalized oncology business. The overall increase in the Personalized Oncology business is attributable to a greater demand for our services and the additional products such as Personalized Tumorgraft development and testing we now offer in our second year of operations. The Company began offering preclinical eValuation services over the past nine months and has entered into several agreements with Pharmaceutical companies who are testing their product candidates on our Biomerk Tumorgrafts.

       At January 31, 2009 we had deferred revenues of $1,361,110 which represents payment received from customers for personalized oncology panels, Personalized Tumorgraft development and/or testing, personalized vaccine development, and preclinical eValuation services that have yet to be delivered. At January 31, 2008, deferred revenues totaled $300,000. The increase reflects the continued growth of both customers and product we offer in our second full year of operations.

Expenses: For the nine months ended January 31, 2009, the Company’s operating expenses totaled $3,858,647 compared to $716,986 for the similar period a year ago, an increase of 438%.

Research and development expenses: For the nine months ended January 31, 2009, research and development expenses were $1,144,010 and $75,000 for the same period in 2008, an increase of 1,425%. The increase was mainly attributable to the fact that the Company did not have any significant research and development efforts ongoing in the 2008 time period other then the purchase of a limited supply of Tumorgrafts. Research and development expenses incurred for the 2009 time period consist of salaries and related expenses, stock compensation charges, consultants, travel, Tumorgraft acquisition costs and their subsequent propagation, storage and maintenance. In addition we began to build out our business development team that is tasked with identifying and securing the Company’s future drug pipeline.

Personalized oncology and preclinical expenses: For the nine months ended January 31, 2009, personalized oncology and preclinical expenses totaled $1,824,089 and $264,262 for the same period in 2008, an increase of 590%. Personalized oncology expenses incurred for the nine months ended January 31, 2009 consisted mainly of salaries and related employee benefits, stock based compensation, and the costs of conducting panels which include honoraria, travel and related testing procedures. With respect to preclinical expenses, the Company incurred expenses related to the propagation and testing of Biomerk Tumorgrafts. During the 2009 time frame the Company entered into a joint Personalized Oncology development agreement. As a result, the Company expensed $250,000 related to the agreement noted above. The Company did not have any expenses related to its preclinical business in the 2008 time period.

General and administrative expenses: For the nine months ended January 31, 2009 general and administrative expenses were $890,548 compared to $377,724 for the similar period in 2008, an increase of 136%. General and administrative expenses saw a significant increase mainly due to the fact that the Company was in a start up mode during the 2008 time frame with a limited staff and resources. In the 2009 time period the Company continued to build out its corporate infrastructure. Expenses included salaries and related employee benefits, stock based compensation, investor relations, marketing, rent, supplies, legal, accounting and recruiting expenses.

       Overall, expenses will continue to increase as the Company builds out its executive and management teams, continues to build out its infrastructure needed in a public environment and has growth in its various lines of business.

       Net Loss: The Company’s net loss for the nine months ended January 31, 2009 was $1,022,306 compared to net income of $174,011 for the nine months ending January 31, 2008. As explained above in the Company’s analysis of revenues and expenses, the major reason for the net loss was the continued investments being made with respect to the overall corporate infrastructure, investments in developing our preclinical Tumorgrafts and joint development agreements and the expenses incurred as a result of being a public company.

FINANCIAL CONDITION AND LIQUIDITY

       The Company’s cash position on January 31, 2009 was $2,624,866 compared to $3,709,136 as of April 30, 2008. For the nine months ended January 31, 2009 the net cash used in operations totaled ($61,800) compared to the nine months ended January 31, 2008 where cash provided from operations totaled $612,506. The Company’s working capital at January 31, 2009 is $2,025,319. In November 2008 the company purchased a Certificate of Deposit in the amount of $1,000,000 which is earning interest at 3.99% and matures in June 2009.

The Company has been able to raise capital and in April 2008 received proceeds of $2,500,000 in a private investment financing.

       The Company has sufficient resources to provide for the next twelve months of operations based on its anticipated level of revenue growth, its current level of expenditures and ability to curtail spending if needed.

Critical Accounting Policies

       In the notes to our most recent Annual Report on Form 10-KSB, we discussed the accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4. Controls and Procedures

       We maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed by us in the reports that we file or submit under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and is accumulated and communicated to management in a timely manner. Our Principal Executive Officer and Chief Financial Officer have evaluated this system of disclosure controls and procedures as of the end of the period covered by this quarterly report, and have concluded that the system is not effective. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information

       On January 30, 2009, we entered into an operating lease for space located in the Science and Technology Park at Johns Hopkins in Baltimore City, Maryland. The lease, which commenced February 1, 2009, is for 1,185 square feet of office and laboratory space for an initial term of one year with five automatic renewals of one year each unless terminated by us. The current rental, with common area maintenance, is approximately $5,500 per month during the current term, with increasing rentals for each renewal term of the lesser of: 3% or a percentage based on the increase in the Consumer Price Index (but not less than zero).

Item 6. Exhibits

Exhibit No.

10.1

Lease between Champions Biotechnology, Inc. and 855 N. Wolfe Street, LLC dated January 30, 2009 for office and laboratory space in the Science and Technology Park at Johns Hopkins located at 855 N. Wolfe Street, Baltimore, Maryland

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Controller
31.3	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAMPIONS BIOTECHNOLOGY, INC.
(Registrant)

Date: March 17, 2009	By:	/s/ Douglas D. Burkett
Douglas D. Burkett
Principal Executive Officer

	By:	/s/ Durwood C. Settles
Durwood C. Settles
Controller

	By:	/s/ Mark R. Schonau
Mark R. Schonau
Chief Financial Officer

