Form 10-K/A
period 2008-04-30
CHAMPIONS BIOTECHNOLOGY, INC.
filed 2009-08-27
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB/A
(AMENDMENT NO. 1)
Mark One

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  _____  to  _____
Commission file number 0-17263
CHAMPIONS BIOTECHNOLOGY, INC.
(Name of Small Business Issuer in its charter)

Delaware	52-1401755

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
855 N. Wolf Street, Suite 619, Baltimore, MD 21205
(Address of principal executive offices, including zip code)
(410) 369-0365
(Issuer’s telephone number, including area code)
Securities registered under section 12(b) of the Exchange Act

Title of each class	Name of each exchange on which registered

(None)
Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001 per share
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A. ☑
Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
For the year ended April 30, 2008, the revenues of the registrant were $1,399,940.
The Company’s common stock is listed on the Over-The-Counter Bulletin Board under the stock ticker symbol “CSBR.” The aggregate market value of the Common Stock of the Registrant held by non-affiliates of the Registrant based on the average bid and ask price on July 14, 2008, was approximately $9,900,000.
As of July 14, 2008, the Registrant had a total of 33,272,718 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None
Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

Explanatory Note:
On June 19, 2009, the Audit Committee of the Board of Directors of Champions Biotechnology, Inc. (“Champions”, the “Company”, or as used in the context of “we”, “us” or “our”) concluded that our financial statements as of April 30, 2008 and for the year then ended would need to be restated and should no longer be relied upon.
This Amendment No. 1 (the “Form 10-KSB/A”) to our Annual Report on Form 10-KSB for the fiscal year ended April 30, 2008 (the “Original 2008 Form 10-KSB”) is being filed to restate our consolidated financial statements as of and for the fiscal year ended April 30, 2008.
Background:
The Company has restated its consolidated financial statements as of April 30, 2008 and for the year then ended.
This restatement arose when the Company identified an error in its accounting for stock-based compensation related to stock options issued to non-employees for consulting services. Previously, the Company recognized a “contra equity” account called prepaid consulting for the fair value of the unvested stock based compensation awards. This prepaid consulting balance was amortized to compensation expense over the options vesting term. Additionally, when certain non-employees were hired as permanent employees, no modification to the accounting for their previously issued stock based compensation award was considered. Finally, the Company considered the grant date to be the measurement date for options awards issued to non-employees when no performance commitment existed. Upon further review and analysis of the relevant accounting literature related to stock-based compensation, we determined the balance sheet should not present the fair value of the unvested portion of awards issued to non-employees as the awards were not fully vested when granted. Additionally, as no performance commitment existed as of the grant date, the measurement date related to non-employee stock option grants should have been measured at the date the non-employees performance was completed, or over the respective options vesting term. Lastly, when non-employees, who had previously received stock options, were hired as permanent employees, the unvested compensation should have been recognized as stock based compensation expense ratably over the remaining vesting period on a prospective basis.
Note 2 to our restated consolidated financial statements describes the nature of the restatement adjustments and details the impact of the restatement on our consolidated financial statements as of April 30, 2008 and for the year then ended.
The following table sets forth the effects of the restatement on selected line items within our previously reported consolidated financial statements for the fiscal years ended April 30, 2008. The following table provides only a summary of the effects of the restatement, does not include all line items that were impacted by the restatement and should be read in conjunction with the restated consolidated financial statements contained in Item 8 of this amended report.

	As Originally
	Reported	As Restated

Total assets	$4,651,383	$4,651,383
Total expense	$1,393,354	$1,839,883
Net income/ (loss)	$35,698	$(410,831)
Additional paid-in capital	$11,715,182	$11,119,343
Accumulated deficit	$7,068,547	$7,515,076

In connection with the restatement, management has assessed the effectiveness of our disclosure controls and procedures and has included revised disclosure in this Form 10-KSB/A under Item 9A(T) of Part II, “Controls and Procedures”. Management identified a material weakness in our internal control over financial reporting with respect to our interpretation and application of Statement of Financial Accounting Standards No, 123(R), Share Based Payment, (“SFAS 123R”) and EITF 98-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, (“EITF 96-18) as they apply to the calculation of stock based compensation. As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective at a reasonable assurance level as of April 30, 2008 and as of the date of this filing. As of the filing date of this Form 10-KSB/A, we have implemented accounting practices that management believes complies with requirements of SFAS 123R and EITF 96-18. Management has taken and is taking steps, as described under Item 9A(T) of Part II to remediate the material weakness in our internal control over financial reporting.
Because this Form 10-KSB/A sets forth the Original 2008 Form 10-KSB in its entirety, it includes items that have been changed as a result of the restatement and items that are unchanged from the original filing. Other than the amending of the disclosures relating to the restatement, the Form 10-KSB/A speaks as of the original filing date of the Original 2008 Form 10-KSB and has not been updated to reflect other events occurring subsequent to the original filing date. This includes forward-looking statements impacted by the restatement, which should be read in their historical context.
The following items in this Form 10-KSB/A have been amended as a result of the restatement:
Part I-Item 1. Business
Part I-Item 1A. Risk Factors
Part II-Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Part II-Item 8. Financial Statements.

Part II-Item 9A(T). Controls and Procedures.
Note that this Form 10-KSB/A is being filed with the Securities and Exchange Commission (the “SEC”) on Form 10-K because the SEC has discontinued use of Form 10-KSB since the filing date of the Original 2008 Form 10-KSB. Accordingly, certain item numbers and headings herein do no match those set forth in the Original 2008 Form 10-KSB. For example, Management’s Discussion and Analysis of Financial Condition and Results of Operations was Item 6 in the Original 2008 Form 10-KSB but is Item 7 in this Form 10-KSB/A.

PART I
As used in this Annual Report 10-KSB/A, “Champions Biotechnology,” “Champions,” “we,” “ours,” and “us” refer to Champions Biotechnology, Inc., except where the context otherwise requires or as otherwise indicated.
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“Exchanges Act”) that inherently involve risk and uncertainties. The Company generally uses words such as “believe,” “may,” “could,” “will,” “intend,” “estimate,” “expect,” “anticipate,” “plan,” “likely,” “promise” and similar expressions to identify forward-looking statements. One should not place undue reliance on these forward-looking statements. The Company’s actual results could differ materially from those anticipated in the forward-looking statements for many unforeseen factors, which may include, but are not limited to, changes in general economic conditions, the ongoing threat of terrorism, ability to have access to financing sources on reasonable terms and other risks that are described in this document. Although the Company believes the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and the Company’s future results, levels of activity, performance or achievements may not meet these expectations. The Company does not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in the Company’s expectations, except as required by law.
Item 1. Business.
Development of Business
Champions Biotechnology, Inc. was incorporated as a merger and acquisition company under the laws of the State of Delaware on June 4, 1985 under the name “International Group, Inc.” In September 1985 the Company completed a public offering and shortly thereafter acquired the world-wide rights to the Champions sports theme restaurant concept and changed its name to “Champions Sports, Inc.” In 1997, the Company sold its Champions service mark and concept to Marriott International, Inc. and until 2005, was a consultant to Marriott International, Inc. and operated one Champions Sports Bar Restaurant. In January 2007, the Company changed its business direction to focus on biotechnology and subsequently changed its name to Champions Biotechnology, Inc. In February 2007 the Company acquired the patent rights to two Benzoylphenylurea (BPU) sulfur analog compounds. On May 18, 2007, the Company acquired Biomerk, Inc. from Dr. David Sidransky and issued 4,000,000 restricted shares of its common stock in the merger. On April 30, 2008, the Company issued 1,428,572 restricted shares of the Company’s common stock at $1.75 per share pursuant to the terms of a private investment financing.
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
Research and Development
In the past fiscal year, the Company spent $199,743 on research and development to develop our preclinical platform.
Government Regulation
The research, development, and marketing of the Company’s products are subject to federal, state, local, or foreign legislation or regulation, including the interpretation of and compliance with existing, proposed, and future regulatory requirements imposed by the U.S. Food and Drug Administration (“FDA”) in the United States and by comparable authorities in other countries. The costs of bringing new drugs through the regulatory approval process and to the market are extremely high, and the Company plans to sell, partner or license its drug candidates to pharmaceutical and/or biotechnology companies, as appropriate prior to pursuing the FDA approval necessary to commercially market its drug products.
Employees
As of April 30, 2008, the Company had four employees.
Item 1A. Risk Factors.
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
We historically have lost money. In the year ended April 30, 2008, we had a net loss of $410,831 and in the year ended April 30, 2007, we sustained a net loss of $170,058. At April 30, 2008, we had an accumulated deficit of $7,515,076.

The amount of these losses may vary significantly from year-to-year and quarter-to-quarter and will depend on, among other factors:
•	the timing and cost of development for our preclinical platform, products and technology;
•	the progress and cost of preclinical and possibly early phase clinical development programs;
•	the cost and rate of progress toward growing our revenue generating service businesses;
•	the cost of securing and defending intellectual property;
•	the timing and cost of obtaining necessary regulatory approvals; and
•	the costs of any future litigation of which we may be subject.
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
The biotechnology industry is subject to regulation by various federal and state governmental authorities. For example, we must comply with FDA requirements with respect to the development of our proposed products and our early clinical trials, and if any of our proposed products are approved, the manufacture, labeling, sale, distribution, marketing, advertising and promotion of our products. Failure to comply with FDA and other governmental regulations can result in fines, disgorgement, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA’s review of New Drug Applications (“NDA’s”), enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Despite our efforts at compliance, there is no guarantee that we may not be deemed to be deficient in some manner in the future. If we were deemed to be deficient in any significant way, our business, financial position and results of operations could be materially affected and the market value of our common stock could decline.
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
Material weakness or deficiencies in our internal control over financial reporting could harm stockholder and business confidence in our financial reporting, our ability to obtain capital, and other aspects of our business.
Our management evaluated the effectiveness of the design and operation of our disclosures controls and procedures as of the year ended April 30, 2008 and concluded that our disclosure controls and procedures were not effective as of those dates, because of material weakness in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies that results in more than a remote likelihood that material misstatement of the annual or interim financial statements will not be prevented or detected. During the 2008 audit, our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. This material weakness consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.
On June 26, 2009 the Company filed a Form 8-K disclosing the fact that it identified a material weakness in its accounting for stock based compensation with respect to its application of SFAS 123 and that its April 30, 2008 Form 10-KSB included financials that could no longer be relied on.
As a result of this restatement and material weaknesses, customers, stockholders and other potential investors could lose confidence in our financial reporting which could adversely impact the availability and cost of capital as well as other aspects of our business.

Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
The Company leases offices at 1400 North 14th Street, Arlington, VA 22209 and at 1820 East Ray Road, Chandler, AZ 85225. The Company’s rental payments are $6,400 per month.
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

PART II
Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Principal Market or Markets
The following information sets forth the high and low bid price for the Company’s common stock for each quarter within the last two fiscal years. The Company’s common stock (symbol CSBR) is traded over-the-counter (OTC) and quoted on the electronic Bulletin Board maintained by the National Association of Securities Dealers. The quotations represent prices between dealers and do not reflect the retailer markups, markdowns or commissions, and may not represent actual transactions. The Company’s securities are presently classified as “Penny Stocks” as defined by existing securities laws. This classification places significant restrictions upon broker-dealers desiring to make a market in such securities.

	Common Stock
	High	Low
Fiscal 2008	$	$

First Quarter	0.67	0.26
Second Quarter	2.10	0.45
Third Quarter	1.90	0.80
Fourth Quarter	1.30	0.85

	High	Low
Fiscal 2007	$	$

First Quarter	0.04	0.02
Second Quarter	0.02	0.01
Third Quarter	0.80	0.01
Fourth Quarter	0.60	0.27
Approximate Number of Holders of Common Stock
As of July 14, 2008, there were 2,200 record holders of the Company’s common stock.
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
Securities Authorized for Issuance Under Equity Compensation Plans
The information regarding securities authorized for issuance under our equity compensation plans is disclosed in Item 12-“Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales by the Company of Unregistered Securities
On April 30, 2008, the Company issued 1,428,572 restricted shares of the Company’s common stock at $1.75 per share, for a total of $2,500,000, pursuant to the terms of a private investment financing. The shares were issued to two non-US subscribers outside the United States. All the restricted shares issued in this offering were issued for investment purposes in a “private transaction” exempt from registration pursuant to Section 5 of the Securities Act. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation The Company received from each of the two subscribers a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares with any buyer. No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.
Item 6. Selected Financial Data.
Not applicable.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Restatement
The Company has restated its consolidated financial statements as of April 30, 2008 and for the year then ended.
This restatement arose when the Company identified an error in its accounting for stock-based compensation related to stock options issued to non-employees for consulting services. Previously, the Company recognized a “contra equity” account called prepaid consulting for the fair value of the unvested stock based compensation awards. This prepaid consulting balance was amortized to compensation expense over the options vesting term. Additionally, when certain non-employees were hired as permanent employees, no modification to the accounting for their previously issued stock based compensation award was considered. Finally, the Company considered the grant date to be the measurement date for options awards issued to non-employees when no performance commitment existed. Upon further review and analysis of the relevant accounting literature related to stock-based compensation, we determined the balance sheet should not present the fair value of the unvested portion of awards issued to non-employees as the awards were not fully vested when granted. Additionally, as no performance commitment existed as of the grant date, the measurement date related to non-employee stock option grants should have been measured at the date the non-employees performance was completed, or over the respective options vesting term. Lastly, when non-employees, who had previously received stock options, were hired as permanent employees, the unvested compensation should have been recognized as stock based compensation expense ratably over the remaining vesting period on a prospective basis.
Note 2 to our restated consolidated financial statements describes the nature of the restatement adjustments and details the impact of the restatement on our consolidated financial statements as of April 30, 2008 and the year then ended.

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
The Company also offers its Biomerk Tumorgraft predictive preclinical platform and tumor specific data to physicians to provide information that may enhance personalized patient care options and to companies for evaluation of oncology drugs in a platform that integrates predictive testing with biomarker discovery. We provide Personalized Oncology services to physicians in the field of oncology by establishing and administering expert medical information panels for their patients to analyze medical records and test results, to assist in understanding conventional and research options and to identify and arrange for testing, analysis and study of cancer tissues, as appropriate. In FY08 the Company generated all its revenue from its growing Personalized Oncology services while we continued development of our Biomerk Tumorgraft platform. During the year ended April 30, 2008, the Company’s revenue was derived solely from Personalized Oncology services.
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

In the late fourth quarter of FY08, Champions Biotechnology, Inc. formed its first management team. As a result, the Company is currently unable to provide business trends and projections.
Results of Operations for Fiscal Years 2008 and 2007
1. Operating Revenues
For the fiscal year ended April 30, 2008, the Company’s operating revenue was $1,399,940. For fiscal year ended April 30, 2007, the operating revenue was $0. The Company commenced its operations in the biotechnology business in January 2007, and from 2005 until 2007 had no operating revenues. As a result, the Company only had four months of meaningful operations in our fiscal year ended April 30, 2007. The Company derived all of its revenue from its Personalized Oncology services which assist physicians by providing information that may enhance personalized treatment options for their cancer patients through access to expert medical information panels and tumor specific data. Revenues are also derived from the Company’s Preclinical eValuation services which offers the benefits of its Preclinical Platform to pharmaceutical and biotechnology companies using Biomerk Tumorgraft studies which have been shown to be predictive of how drugs perform in clinical settings. Expectations for growth in the future are from continued Personalized Oncology services and expected increased use of our Preclinical eValuation services. The Company’s revenue is described as Personalized Oncology services in the Consolidated Statements of Income.
2. Operating Expenses
In FY 2008, the operating expenses for the Company were general and administrative expenses of $1,839,883 compared to $170,058 in FY 2007. The increase of $1,669,825 was due to the additional expenses associated with changing the business direction and beginning operations as a biotechnology company. During FY 2007 the Company continued to incur expenses in the process maintaining its efforts of establishing itself as a biotechnology company prior to earning any revenue. As revenue was earned in FY 2008 and as revenue increases with increased development and activity, expenses increased and are expected to increase in the future, commensurate with the Company’s increased levels of activity and growth.
3. Profits / Losses
For the reasons stated above, the Company’s net loss applicable to common stockholders for fiscal 2008 was $410,831, compared to a net loss of $170,058 for fiscal 2007.
Liquidity and Capital Resources for Fiscal Years 2008 and 2007
The Company’s cash position on April 30, 2008, was $3,709,136 compared to $3,758 on April 30, 2007. In FY 2008, the net cash provided by operating activities was $792,404. In FY 2007, the net cash used in operating activities was $78,475. The Company’s working capital as of April 30, 2008 was $2,748,141 contrasted to a negative $441,065 on April 30, 2007. In FY 2008 the Company received proceeds of $2,500,000 from private investment financing. In FY 2007 the Company converted $350,460 of dividends payable on preferred stock by issuing shares of common stock in exchange for cancellation of outstanding preferred shares and waiver of all accrued and unpaid dividends on such shares. In FY 2007, the Company received advances totaling $43,693 from its executive officer, James Martell, to meet the Company’s working capital needs. The Company also issued 2,500,000 restricted shares of common stock to Dr. Manuel Hidalgo for an aggregate purchase price of $10,000 and 7,000,000 restricted shares of common stock to Dr. David Sidransky for an aggregate purchase price of $28,000 with all proceeds used for working capital.

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
Critical Accounting Policies
Revenue Recognition. The Company derives revenue from its Personalized Oncology services which assist physicians by providing information that may enhance personalized treatment options for their cancer patients through access to expert medical information panels and tumor specific data. Revenues are also derived from the Company’s Preclinical eValuation services which offer the benefits of its Preclinical Platform to pharmaceutical and biotechnology companies using Biomerk Tumorgraft studies which have been shown to be predictive of how drugs perform in clinical settings. The Company’s revenue is described as Personalized Oncology services in the Consolidated Statements of Operations.
Revenue is recognized in accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 requires that four basic criteria be met before revenue can be recognized: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services rendered; 3) the fee is fixed and determinable; and 4) collectability is reasonably assured. As to 1), our business practices require that our services be performed pursuant to contracts with our customers. As to 2), we recognize revenue when services are rendered to our customers. As to 3), the fee is determined and fixed at the time the contract is executed. As to 4), our business practices require that fees for services be remit upon execution of the contract, either in full or in contractual amounts based on management’s judgments regarding the fixed nature of our arrangements taking into account termination provisions and the collectability of fees under our arrangements. Revenue is recognized when services are rendered.
Miscellaneous for Fiscal Years 2008 and 2007
Stockholders’ equity on April 30, 2008 was $3,637,515 compared to a deficit of $261,065 on April 30, 2007. In FY 2008 and FY 2007, the Board of Directors voted to defer the annual meeting of shareholders in order to preserve the Company’s cash reserves.
Item 8. Financial Statements and Supplementary Data.
The Report of Independent Accountants appears at page F-2 and the Consolidated Financial Statements and Notes to the Consolidated Financial Statements appear at pages F-3 through F-19 hereof.
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
ITEM 9A(T). Controls and Procedures.
(a) Management’s annual report on disclosure controls and procedures.
Management of the Company is responsible for establishing and maintaining adequate disclosure controls and procedures and for the assessment of the effectiveness of disclosure controls and procedures. The Company’s disclosure controls and procedures is a process designed under the supervision of the Company’s chief executive officer and chief financial officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with United States generally accepted accounting principles (“U.S. GAAP”).

Our Principal Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, such internal control over financial reporting were not effective as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered “material weaknesses”. The Public Company Accounting Oversight Board has defined a material weakness as a “deficiency, or combination of deficiencies, in internal control over financial reporting (“ICFR”) such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s ICFR.”
The material weaknesses we identified in our internal control over financial reporting and disclosure controls relate to the following:
Our auditors identified a material weakness which consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.
The second material weakness related to our accounting for stock-based compensation under SFAS 123R and EITF 96-18, where the Company improperly calculated the measurement date for non-employees of the Company and we did not take into consideration changes in employee status. In addition, we misclassified the fair value of the unvested portion of non-employee awards as a “contra equity” account called prepaid consulting.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can only provide reasonable assurances with respect to financial statement preparation and presentation. In addition, any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions in the future.
Remediation of Material Weaknesses
In light of the conclusion that our Company’s internal control over financial reporting was not effective, our management has developed a plan intended to remediate such ineffectiveness and to strengthen our internal controls over financial reporting through the implementation of certain remedial measures, which include:
1) Continue enhancing our U.S. GAAP training program for our existing personnel.
2) Hiring of an Assistant Controller to directly handle the day to day accounting functions of the company.
3) The licensing of a SFAS 123R software program to assist in the proper accounting for stock based compensation.
We will continue these efforts until we are satisfied that all “material weaknesses” have been eliminated. We expect that resolution of all of these issues will take place in fiscal 2010.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only managements report in this annual report.
Item 9B. Other Information.
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
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
Douglas D. Burkett, Ph.D., age 44, has served as President of the Company since March 2008. Dr. Burkett has served From July 2007 to March 2008 as executive consultant to assist the Company in establishing and executing its strategic and business plan prior to becoming President. Dr. Burkett served as Chairman, Chief Executive Officer and President of Zila, Inc. from 2002 to 2007 and led a strategic transformation of Zila into a cancer detection company. He led the FDA approval, launch and growth of ViziLite Plus, an oral cancer screening product, and the establishment of the first insurance reimbursement for oral cancer screening products in the United States Dr. Burkett held several senior positions at Zila from 1995 to 2002; he was responsible for Zila’s technical operations, its manufacturing subsidiary, its Pharmaceuticals business and business development. Early in his career he led the building of a R&D laboratory, pharmaceutical manufacturing facility, compliance unit and regulatory team that achieved a rare “no deficiency” FDA pre approval inspection. Dr. Burkett is the lead inventor in numerous issued and pending patents involving novel cancer detection methods and drugs. He is quoted in leading publications including the Wall Street Journal regarding his pioneering efforts in early oral cancer detection. Prior to joining Zila, Dr. Burkett was employed at the Arizona State University Cancer Research Institute where he collaborated with the National Cancer Institute in synthesizing and performing studies for potential cancer treatment drugs. Prior to his tenure at ASU he researched, developed and manufactured pharmaceutical drugs for a private pharmaceutical company. Dr. Burkett received a B.S. in Chemistry from Missouri Western State College in 1987, and a Ph.D. in Organic Chemistry from Arizona State University in 1994.

Manuel Hidalgo, M.D., Ph.D., age 40, has served as Chief Scientific Officer of the Company since March 2008. Dr. Hidalgo was a Director and Scientific Advisor from June 2007 to March 2008. Dr. Hidalgo, for the past five years has been an Associate Professor of Oncology at the Sidney Kimmel Comprehensive Cancer Center, Johns Hopkins University School of Medicine. He is also currently the Director of the Centro Integral Oncologia “Clara Campal” in Madrid, Spain. Dr. Hidalgo is serving on the Scientific Advisory Boards of private and public companies, including Systems Medicine, Tau Therapeutics, Targeted Molecular Diagnostics and Monogram Biosciences. Dr. Hidalgo is considered a leading researcher in the field of targeted therapies for the treatment of cancer in patients with solid tumors. Dr. Hidalgo has published over 140 papers in prestigious cancer journals as well as numerous chapters in important text books. He has received numerous awards including an AACR Young Investigator Award, an NCI-EORTC fellowship and an ASCO Career Development Award. He has served on the editorial board of the Journal of Clinical Oncology and Clinical Cancer Research and is a Senior Editor for Molecular Cancer Therapeutics. Dr. Hidalgo has chaired the AACR and ASCO Program Committee in developmental therapeutics on numerous occasions and is frequently invited to speak at major national and international meetings He chairs the Pancreatic Cancer Research Team, a nonprofit organization focused on clinical, trials in pancreatic cancer, and is also a member of the NCI Developmental Therapeutics Study. Dr. Hidalgo’s laboratory has been involved in the development of the Champions Biotechnology’s BPU sulfur analog compounds. He is one of the inventor’s of the BPU sulfur analog compounds that the Company acquired in February 2007.
James M. Martell, age 61, Director of the Company, has served as Chief Administrative Officer of the Company since March 2008. Mr. Martell founded the Company in 1985 as a small merger and acquisition public company under the name “International Group, Inc.,” changed in 1986 to “Champions Sports, Inc.” Since then he has served in various capacities as Chairman, President and CEO until 2007 when the Company changed its business direction to focus on biotechnology. Mr. Martell has served as President and CEO of Champions Biotechnology until March, 2008. Since 2004, he has worked and collaborated with Dr. Sidransky in the development of personalized oncology information panels after his close friend was diagnosed with cancer. Mr. Martell currently administers and oversees the Company’s medical information panels. He was a partner from 1983 to 1987 in Tomar Associates, a consulting company specializing in European-American joint ventures, venture capital financing, technology transfer, and corporate finance. From 1981 to 1983, Mr. Martell was a partner in International Group, a company involved in promoting national and international business development. He held various administrative positions from 1973 to 1981 with the U.S. Department of Energy. Mr. Martell received a Bachelor of Science degree in Chemistry in 1968 and Master of Science degree in Geochemistry in 1973, from George Washington University.
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

Abba David Poliakoff, age 56, has served as Director of the Company since March 2008. Mr. Poliakoff is a member of the law firm of Gordon, Feinblatt, Rothman, Hoffberger & Hollander, LLC, in Baltimore, Maryland, Chairman of the Firm’s Business Department, and a Member of the Firm’s Electronic Discovery Practice Group. Mr. Poliakoff received his J.D. degree, magna cum laude, in 1977 from the University of Baltimore Law School, where he was an editor of the University of Baltimore Law Review and Associate Editor of The Forum Law Journal. After law school, Mr. Poliakoff joined the staff of the U.S. Securities and Exchange Commission in Washington, D.C., where he became a senior attorney in the Division of Corporation Finance. Mr. Poliakoff is currently a member of the Maryland State Bar Association’s Business Law Section and former Chair of its Committee on Securities. Formerly he was a member of the Business Regulations Article Review Committee of the Committee to Revise the Maryland Annotated Code. Mr. Poliakoff is a member of the Board of Directors of the Greater Baltimore Technology Council (GBTC) and Chair of its Legislative Committee. He is a former Chair of the Maryland Business & Technology Coalition, member of the Technology Council of Maryland, and member of the MIT Enterprise Forum. Mr. Poliakoff is currently the Chairman of the Maryland Israel Development Center.
Ana I. Stancic, age 51, has served as Director of the Company since March 2008. Ms. Stancic has served since March, 2008 as Chief Financial Officer of Aureon Laboratories Incorporated (“Aureon”), an oncology diagnostic company dedicated to enabling the advancement of predictive and personalized cancer treatment by performing diagnostic reference laboratory and clinical research services. Prior to joining Aureon, Ms. Stancic was Executive Vice President and Chief Financial Officer at OMRIX Biopharmaceuticals, Inc. Before joining OMRIX, Ms. Stancic served as Senior Vice President, Finance at ImClone Systems, Inc. (“ImClone”), a global biopharmaceutical company committed to advancing oncology care, where she was responsible for ImClone’s finance department, information technology and internal audit. Ms. Stancic joined ImClone as Vice President, Controller and Chief Accounting Officer in 2004. Prior to joining ImClone, she was Vice President and Controller at Savient Pharmaceuticals, Inc. from 2003 to February, 2004. Ms. Stancic was Vice President and Chief Accounting Officer at Ogden Corporation from 1999 to 2002 and Regional Chief Financial Officer at OmniCare, Inc. from 1997 to 1999. Ms. Stancic began her career in 1985 at PricewaterhouseCoopers in the Assurance practice where she had responsibility for international and national companies in the pharmaceutical and services industries. Ms. Stancic is a Certified Public Accountant and holds an M.B.A. degree from Columbia Business School.
The term of office of each Director is until the next annual election of Directors and until a successor is elected and qualified or until the Director’s earlier death, resignation or removal. Officers are appointed by the Board of Directors and serve at the discretion of the Board. There is no family relationship between or among any of the Company’s Directors or Officers.
Board Committees
The Board of Directors has appointed an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee and has adopted charters for each of these committees. The Audit Committee financial expert is Ana Stancic. The members of the committees are:
Nominating and Corporate Governance Committee
David Sidransky, Chair
Abba David Poliakoff
Ana Stancic
Compensation Committee
Abba David Poliakoff, Chair
David Sidransky
Ana Stancic
Audit Committee
Ana Stancic, Chair
Abba David Poliakoff
David Sidransky

Code of Ethics
The Company has a Code of Ethics that applies to all Company employees, including President, as well as members of the Board of Directors. The Company’s Code of Ethics is included as an Exhibit.
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
Item 11. Executive Compensation.
The following sets forth information for the most recently completed fiscal year concerning the compensation of (i) the Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in salary and bonus in the fiscal year ended April 30, 2008.
SUMMARY COMPENSATION TABLE

				Option
Name and Principal Position	Year	Salary ($)		Awards ($)	Total ($)
(a)	(b)	(c)		(f)	(j)

Dr. Douglas D. Burkett, President	2008	18,750	(1)	336,287	335,037
James Martell, Chief Administrative Officer	2008	113,416		0	113,416
	2007	64,052	(2)	0	64,052

(1)	Salary following March 27, 2008, date of employment agreement.

(2)	Accrued salary.
The Board of Directors has the right to change and increase the compensation of executive officers at any time. The Company entered into an employment agreement dated March 27, 2008 with Dr. Burkett to serve as President. The term of the agreement commenced on March 31, 2008 and extends for a two-year period, renewing automatically for successive one year periods unless notice of non-renewal is given. Dr. Burkett’s compensation includes a salary of $225,000 per annum, participation in Company employee benefit plans and reconfirmation of an option previously granted on October 10, 2007 to acquire 500,000 shares of common stock at an exercise price of $0.75 per share, the market price of the common stock on the date the option was issued. The options to purchase shares vest at the rate of 166,665 shares on the first anniversary of the grant date, 166,665 shares on the second anniversary of the grant date and 166,670 shares on the third anniversary of the grant date. All vested options will be exercisable over a five-year period expiring on the fifth anniversary of the grant date, provided that the options will terminate upon a material breach by the executive of the employment agreement. The agreement further provides that if the Company terminates the executive’s employment without cause, the Company shall pay the executive severance equal to four months’ salary and his options shall immediately vest.
The Company entered into an employment agreement dated March 31, 2008 with James Martell to serve as Chief Administrative Officer. The term of the agreement commenced on March 31, 2008 and extends for a one-year period, renewing automatically for successive one year periods unless notice of non-renewal is given. Mr. Martell’s compensation includes a salary of $185,000 per annum and participation in Company employee benefit plans. The agreement further provides that if the Company terminates the executive’s employment without cause, the Company shall pay the executive severance equal to three months’ salary.

In fiscal 2007, all executive officers of the Company as a group (one in number) received no cash compensation. Effective January 2004 through May 2007, payments of salaries to all executive officers were suspended in order to preserve the Company’s cash position.
On January 15, 2007, the Company issued options for fifty thousand shares of restricted stock to Durwood Settles, Director of the Company, exercisable over a five year period, based on a fair value exercise price on the date of issuance ($0.17), exercisable through January 15, 2012, and vesting one year from the date of issuance.
The following table sets forth, for each of the executive officers named in the Summary Compensation Table, information with respect to unexercised options as of the Company’s fiscal year ended April 30, 2008:

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised		Option	Option
	Options (#)	Options (#)		Exercise	Expiration
Name	Exercisable	Unexercisable		Price ($)	Date
(a)	(b)	(c)		(e)	(f)
Douglas D. Burkett	0	500,000	(1)	0.75	10/9/2012
James Martell	0	0		0	0

(1)
These options to purchase shares vest at the rate of 166,665 shares on each of the first three anniversaries of the October 10, 2007 grant date. All vested options will be exercisable over a five-year period expiring on the fifth anniversary of the grant date, provided that the options will terminate upon a material breach by Dr. Burkett of the employment agreement. The options shall immediately vest if the Company terminates Dr. Burkett’s employment without cause.

DIRECTOR COMPENSATION
In FY 2008 the Board of Directors agreed to a Director’s Compensation plan whereby non-employee directors would receive options to purchase 50,000 shares upon their initial appointment as a director. In addition, the Chairman of the Board would receive options to purchase 50,000 shares. Each director would be entitled to receive options to purchase 20,000 shares annually upon their reelection or as of the annual meeting date. All options would have a term of five years, would vest equally over three years at the rate of one-third each year, and would have an exercise price equal to the fair market value of the stock on the date the option is granted. Based on the foregoing, Mr. Poliakoff and Ms. Stancic, both appointed as independent directors of the Company, were each granted options to purchase 50,000 shares, and Dr. Sidransky was granted options to purchase 50,000 shares, all at a price of $1.15 per share as their initial option grant.
The following table summarizes the compensation paid to directors for the fiscal year ended April 30, 2008:

	Option
Name	Awards ($)	Total ($)
(a)	(d)	(h)
David Sidransky	$45,889	$45,889
Abba David Poliakoff	$57,362	$57,362
Ana Stancic	$57,362	$57,362
James Martell	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
As of April 30, 2008 the following were persons known to the Company to own beneficially more than 5% of the Company’s outstanding Common Stock:

Name and Address of	Common Stock
Beneficial Owner	Beneficially Owned (1)	Percent of Class

Dr. David Sidransky 1550 Orleans Street Baltimore, MD 21231	10,600,000	31.9

James M. Martell 1400 N. 14th Street Arlington, VA 22209	8,348,000	25.1

Dr. Manuel Hidalgo 1550 Orleans Street Baltimore, MD 21231	2,562,500	7.7

(1)
Beneficial Ownership includes shares for which an individual, directly or indirectly, has or shares, or has the right within 60 days to have or share, voting or investment power or both. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Exchange Act.

As of April 30, 2008, the stock ownership by officers and directors of the Company and all officers and directors as a group are as follows:

		Common Stock	Percent of
Name of Beneficial Owner	Title	Beneficially Owned (1)	Class

Dr. David Sidransky	Chairman	10,600,000	31.9%
Douglas D Burkett, Ph.D.	President	0	0%
Dr. Manuel Hidalgo	Chief Scientific Officer	2,562,500	7.7%
James M. Martell	Chief Administrative Officer, Director	8,348,000	25.1%
Durwood Settles	Chief Financial Officer, Treasurer	0	0.0%
Abba David Poliakoff	Director	400,000	1.2%
Ana I. Stancic	Director	0	0.0%

All Officers & Directors as a group		21,910,500	65.9%

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

Number of
	securities to be		Number of securities
	issued upon	Weighted-average	remaining available for
	exercise of	exercise price of	future issuance under
	outstanding	outstanding	equity compensation plans
	options, warrants	options, warrants	(excluding securities
	and rights	and rights	reflected in column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	1,955,000	$0.65	0

Total	1,955,000	$0.65	0

Item 13. Certain Relationships and Related Transactions and Director Independence.
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
Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of financial statements and are not reported under “Audit fees.”
Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit fees,” “Audit-related fees” and “Tax fees” above.
Audit Committee Policies and Procedures.
Item 15. Exhibits, Financial Statement Schedules.

Exhibit No.
10.1	Employment Agreement dated March 27, 2008 between the Company and Douglas D. Burkett**
10.2	Employment Agreement dated March 31, 2008 between the Company and James Martell**
10.3	Employment Agreement dated March 26, 2008 between the Company and Durwood C. Settles**
14	Code of Ethics*
21	Subsidiaries of the Registrant*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*

*	Filed herewith.

**	Previously filed.

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007
CONSOLIDATED FINANCIAL STATEMENTS:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Champions Biotechnology, Inc.
We have audited the accompanying consolidated balance sheets of Champions Biotechnology, Inc., as of April 30, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the two-year period ended April 30, 2008. Champions Biotechnology, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
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
As discussed in Note 2 to the consolidated financial statements, the accompanying financial statements have been restated.
/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Marlton, NJ 08053
July 28, 2008 (August 13, 2009 as to the effects of the restatement discussed in Note 2)

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
FOR THE YEARS ENDED APRIL 30, 2008 AND 2007

	2008	2007
	Restated
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,709,136	$3,758
Prepaid expenses	52,873	—

Total Current Assets	3,762,009	3,758

Intangible assets	227,465	180,000
Goodwill	661,909	—

TOTAL ASSETS	$4,651,383	$183,758

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$147,971	$49,736
Deferred revenue	504,622	—
Other accrued expenses	361,275	351,394
Officer loans payable	—	43,693

Total current liabilities	1,013,868	444,823

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $10 par value; 56,075 shares authorized; no issued or outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 33,247,718 and 27,624,658 shares issued and outstanding	33,248	27,625
Additional paid-in capital	11,119,343	6,815,555
Accumulated deficit	(7,515,076)	(7,104,245)

Total stockholders’ equity (deficit)	3,637,515	(261,065)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$4,651,383	$183,758

The accompanying notes are an integral part of these consolidated financial statements.

CHAMPIONS BIOTECHNOLOGY, INC
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED APRIL 30, 2008 AND 2007

	2008	2007
	Restated
OPERATING REVENUE
Personalized Oncology services	$1,399,940	$—

Total operating revenue	1,399,940	—

COSTS AND OPERATING EXPENSES
Service expenses	490,435	—
Research and development	199,743	—
General and administrative	1,149,705	170,058

Total costs and operating expenses	1,839,883	170,058

LOSS BEFORE OTHER INCOME	(439,943)	(170,058)

Other income
Interest income	29,112	—

LOSS BEFORE PROVISION FOR INCOME TAXES	(410,831)	(170,058)
Provision for income taxes	—	—

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(410,831)	$(170,058)

LOSS PER COMMON SHARE — BASIC	$(0.01)	$(0.01)

LOSS PER COMMON SHARE — DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC	31,494,025	20,459,726

WEIGHTED AVERAGE SHARES OUTSTANDING — DILUTED	31,494,025	20,459,726

The accompanying notes are an integral part of these consolidated financial statements.

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED APRIL 30, 2008 AND 2007

	Series A, 12%
	Convertible Cumulative
	Preferred Stock		Common Stock		Paid-in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficits	Total

Balance, April 30, 2006	32,450	$324,500	16,824,658	$16,825	$5,922,349	$(6,934,187)	$(670,513)

Issued 1,000,000 common shares and 1,000,000 warrants in exchange for 32,450 preferred shares	(32,450)	(324,500)	1,000,000	1,000	673,960	—	350,460

Issued common stock for cash	—	—	7,000,000	7,000	21,000	—	28,000
Issued common stock for cash	—	—	2,500,000	2,500	7,500	—	10,000
Issued Common stock for patents rights	—	—	300,000	300	179,700	—	180,000

Stock options issued for compensation					11,046		11,046

Net loss	—	—	—	—	—	(170,058)	(170,058)

Balance, April 30, 2007	—	$—	27,624,658	$27,625	$6,815,555	$(7,104,245)	$(261,065)

Issued 4,000,000 common shares for 100% of Biomerk, Inc.	—	—	4,000,000	4,000	1,156,000	—	1,160,000

Stock issued for exercise of warrants	—	—	169,488	170	28,335	—	28,505
Stock issued for exercise of options			25,000	25	4,225		4,250
Issued common stock for cash	—	—	1,428,572	1,428	2,498,572	—	2,500,000

Stock issued for consulting services (Restated)	—	—	—	—	616,656	—	616,656

Net loss (Restated)	—	—	—	—	—	(410,831)	(410,831)

Balance, April 30, 2008 (Restated)	—	$—	33,247,718	$33,248	$11,119,343	$(7,515,076)	$3,637,515

The accompanying notes are an integral part of these consolidated financial statements.

CHAMPIONS BIOTECHNOLOGY, INC
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED APRIL 30, 2008 AND 2007

	2008	2007
	Restated

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss (Restated)	$(410,831)	$(170,058)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	616,656	11,046
Changes in operating assets and liabilities:
Prepaid expenses	(52,873)	—
Accounts payable	107,341	16,485
Deferred revenue	504,623	—
Other accrued expenses	27,488	64,052

Total adjustments	1,203,235	91,583

Net cash provided by (used in) operating activities	792,404	(78,475)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of intangibles	(47,465)	—
Cash received in Biomerk acquisition	471,377	—

Net cash provided by investing activities	423,912	—

CASH FLOWS FROM FINANCING ACTIVITIES

(Payment of) proceeds from officers loan payable	(43,693)	43,693
Proceeds from sale of common stock	2,500,000	38,000
Proceeds from exercise of options and warrants	32,755	—

Net cash provided by financing activities	2,489,062	81,693

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,705,378	3,218

CASH AND CASH EQUIVALENTS — BEGINNING OF YEAR	3,758	540

CASH AND CASH EQUIVALENTS — END OF YEAR	$3,709,136	$3,758

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$997	$3,287

Income tax	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

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

The accompanying notes are an integral part of these consolidated financial statements

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007
NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION
Champions Biotechnology, Inc., (the “Company”) is a biotechnology company that is engaged in the development of advanced preclinical platforms and predictive tumor specific data to enhance and accelerate the value of oncology drugs. The Company was incorporated as a merger and acquisition company under the laws of the State of Delaware on June 4, 1985 under the name “International Group, Inc.” In September 1985 the Company completed a public offering and shortly thereafter acquired the world-wide rights to the Champions sports theme restaurant concept and changed its name to “Champions Sports, Inc.” In 1997, the Company sold its Champions service mark and concept to Marriott International, Inc. and until 2005, was a consultant to Marriott International, Inc. and operated one Champions Sports Bar Restaurant. In January 2007, the Company changed its business direction to focus on biotechnology and subsequently changed its name to Champions Biotechnology, Inc. In February 2007 the Company acquired the patent rights to two Benzoylphenylurea (BPU) sulfur analog compounds. On May 18, 2007, the Company acquired Biomerk, Inc. from Dr. David Sidransky and issued 4,000,000 restricted shares of its common stock. On April 30, 2008, the Company issued 1,428,572 restricted shares of the Company’s common stock at $1.75 per share pursuant to the terms of a private investment financing.
The Company has reclassified certain prior year amounts to conform with the current year presentation.
Alleviation of going concern
At April 30, 2007, the Company reported that it had incurred substantial net losses for the years ended April 30, 2007 and April 30, 2006 and the Company had not commenced operations to have a revenue stream to support itself. These factors raised substantial doubt about the Company’s ability to continue as a going concern at that time.
During the three months ended April 30, 2008 the Company raised $2.5 million dollars in cash through a private placement of common stock. With this additional capital and projected cash flow expenditures over the next twelve months, Company’s management considers the facts and circumstances which raised substantial doubt about the Company’s ability to continue as a going concern to be alleviated.
The Company has sufficient resources to provide for the next twelve months of operations based on its current level of expenditure, its anticipated level of future expenditure and revenue growth and its ability to curtail expenditures if needed.
NOTE 2 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
The Company has restated its consolidated financial statements as of April 30, 2008 and for the year then ended.
The restatement arose when the Company identified an error in its accounting for stock-based compensation related to stock options issued to non-employees for consulting services. Previously, the Company recognized a “contra equity” account called prepaid consulting for the fair value of the unvested stock based compensation awards. This prepaid consulting balance was amortized to compensation expense over the options vesting term. Additionally, when certain non-employees were hired as permanent employees, no modification to the accounting for their previously issued stock based compensation award was considered. Finally, the Company considered the grant date to be the measurement date for options awards issued to non-employees when no performance commitment existed. Upon further review and analysis of the relevant accounting literature related to stock-based compensation, we determined the balance sheet should not present the fair value of the unvested portion of awards issued to non-employees as the awards were not fully vested when granted. Additionally, as no performance commitment existed as of the grant date, the measurement date related to non-employee stock option grants should have been measured at the date the non-employees performance was completed, or over the respective options vesting term. Lastly, when non-employees, who had previously received stock options, were hired as permanent employees, the unvested compensation should have been recognized as stock based compensation expense ratably over the remaining vesting period on a prospective basis.
The Company’s management performed a detailed review of Statement of Financial Accounting Standards No, 123R, Share Based Payment, (“SFAS 123R”), EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, (“EITF 96-18”) and EITF 00-18, Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees, (“EITF 00-18”) as they apply to stock options granted to non-employees. After evaluating this accounting literature, the Company determined the balance sheet should not be grossed up for the unvested value of compensation expense. Additionally, the compensation expense related to non-employee stock option grants should calculated based on the fair market value of the options on the grant date and re-measured at the end of each subsequent reporting period over the options vesting term. Lastly, when non-employees who had previously received stock options were hired as permanent employees, the unvested compensation as of the hire date should have been recognized ratably on a prospective basis over the remaining vesting term.

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007
NOTE 2 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
The following is a summary of the effects of the restatement on the Company’s consolidated balance sheet as of April 30, 2008, its consolidated statements of operations and cash flows for the year ended April 30, 2008:

	As
	Previously		Restatement	As
	Reported	Notes	Adjustments	Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,709,136		$—	$3,709,136
Prepaid expenses	52,873		—	52,873

Total Current Assets	3,762,009		—	3,762,009

Intangible assets	227,465		—	227,465
Goodwill	661,909		—	661,909

TOTAL ASSETS	$4,651,383		$—	$4,651,383

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$147,971		$—	$147,971
Deferred revenue	504,622		—	504,622
Other accrued expenses	361,275		—	361,275

Total current liabilities	1,013,868		—	1,013,868

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred Stock, $10 par value; 56,075 shares authorized; 0 shares issued	—		—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 33,337,782 shares issued and 33,247,718 shares outstanding	33,248		—	33,248
Additional paid-in capital	11,715,182	(1,2)	(595,839)	11,119,343
Accumulated deficit	(7,068,547)	(1)	(446,529)	(7,515,076)

Stockholders’ equity	4,679,883		(1,042,368)	3,637,715
Less prepaid consulting	(1,042,368)	(2)	1,042,368	—

Total stockholders’ equity	3,637,515		—	3,637,515

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,651,383		$—	$4,651,383

Adjusting entries:	Debit	Credit

1 Accumulated deficit	446,529		Share-based compensation expense
Additional paid-in capital		446,529	Share-based compensation expense
2 Prepaid consulting		1,042,368	Reclassify prepaid consulting
Additional paid-in capital	1,042,368		Reclassify prepaid consulting

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007
NOTE 2 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	As
	Previously		Restatement	As
	Reported		Adjustments	Restated

OPERATING REVENUE
Personalized Oncology services	$1,399,940		$—	$1,399,940

Total operating revenue	1,399,940		—	1,399,940

COSTS AND OPERATING EXPENSES
Service expenses	490,435		—	490,435
Research and development	199,743		—	199,743
General and administrative	703,176	(1)	446,529	1,149,705

Total costs and operating expenses	1,393,354		446,529	1,839,883

INCOME (LOSS) BEFORE OTHER INCOME	6,586		(446,529)	(439,943)
Other income
Interest income	29,112		—	29,112

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	35,698		—	(410,831)
Provision for income taxes	—		—	—

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$35,698		$(446,529)	$(410,831)

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE	$0.00		$(0.01)	$(0.01)

Adjusting entries:	Debit	Credit

(1) Share-based comp exp	446,529		Share-based comp exp 2008
Additional paid-in capital		446,529	Share-based comp exp 2008

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007
NOTE 2 - RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

	As
	As Previously	Restatement	As
	Reported	Adjustments	Restated
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$35,698 (1)	$(446,529)	$(410,831)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock based compensation	170,127 (1)	446,529	616,656
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	(52,873)	—	(52,873)
Accounts payable and accrued liabilities	107,341	—	107,341
Deferred revenue	504,623	—	504,623
Other accrued expenses	27,488	—	27,488

Net cash provided by operating activities	792,404	—	792,404

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of intangible assets	(47,465)	—	(47,465)
Cash received in Biomerk acquisition	471,377	—	471,377

Net cash provided by investing activities	423,912	—	423,912

CASH FLOWS FROM FINANCING ACTIVITIES

Payment of officers loan payable	(43,693)	—	(43,693)
Proceeds from sale of common stock	2,500,000	—	2,500,000
Proceeds from exercise of options and warrants	32,755	—	32,755

Net cash provided by financing activities	2,489,062	—	2,489,062

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,705,378	—	3,705,378

CASH AND CASH EQUIVALENTS — BEGINNING OF YEAR	3,758	—	3,758

CASH AND CASH EQUIVALENTS — END OF YEAR	$3,709,136	$—	$3,709,136

Adjusting entries:	Debit	Credit
(1) Share-based comp exp	446,529		Share-based compensation expense
Additional paid-in capital		446,529	Share-based compensation expense

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2008 AND 2007
NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany transactions have been eliminated in consolidation.
Revenue Recognition
The Company derives revenue from its Personalized Oncology services which assist physicians by providing information that may enhance personalized treatment options for their cancer patients through access to expert medical information panels and tumor specific data. Revenues are also derived from the Company’s Preclinical eValuation services which offer the benefits of its Preclinical Platform to pharmaceutical and biotechnology companies using Biomerk Tumorgraft studies which have been shown to be predictive of how drugs perform in clinical settings. The Company’s revenue is described as Personalized Oncology services in the Consolidated Statements of Income.
Revenue is recognized in accordance with the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). SAB 104 requires that four basic criteria be met before revenue can be recognized: 1) persuasive evidence of an arrangement exists; 2) delivery has occurred or services rendered; 3) the fee is fixed and determinable; and 4) collectability is reasonably assured. As to 1), our business practices require that our services be performed pursuant to contracts with our customers. As to 2), we recognize revenue when services are rendered to our customers. As to 3), the fee is determined and fixed at the time the contract is executed. As to 4), our business practices require that fees for services be remit upon execution of the contract, either in full or in contractual amounts based on management’s judgments regarding the fixed nature of our arrangements taking into account termination provisions and the collectability of fees under our arrangements.
The Company’s revenue was solely derived from its Personalized Oncology services during the year ended April 30, 2008.
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
Goodwill and Other Intangible Assets
In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement No. 142 “Goodwill and Other Intangible Assets”. This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, “Intangible Assets”. It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements.
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
APRIL 30, 2008 AND 2007
NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
Impairment of Goodwill and Other Intangible Assets
Goodwill is tested annually for impairment and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. The Company assesses the recoverability of its goodwill and other intangible assets by comparing the projected undiscounted net cash flows associated with the related asset, over the remaining lives, in comparison to their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.
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
Net Loss Per Share
Historical net income (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants. Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss in 2007 because to do so would be anti-dilutive for the year presented.

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2008 AND 2007
NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Net Loss Per Share (Continued)
The following is a reconciliation of the computation for basic and diluted EPS:

	April 30, 2008	April 30, 2007
	Restated

Net Loss	$(410,831)	$(170,058)

Weighted-average common shares outstanding — basic	31,494,025	20,459,726

Weighted-average common stock Equivalents
Stock options	—	—
Warrants	—	—

Weighted-average common shares Outstanding — diluted	31,494,025	20,459,726

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

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2008 AND 2007
NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Stock-Based Compensation
Employee stock awards under the Company’s compensation plans are accounted for in accordance with Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123(R)”). SFAS 123(R) requires that compensation cost related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123(R) include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123(R), as amended, are effective for small business issuers beginning as of the next fiscal year after December 15, 2005. Accordingly, the Company implemented the revised standard in the first quarter of fiscal year 2007.
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
Recent Accounting Pronouncements
In September 2006, The Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurement” (“SFAS No. 157”). This standard provides guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Prior to SFAS No. 157, the methods for measuring fair value were diverse and inconsistent, especially for items that are not actively traded. The standard clarifies that for items that are not actively traded, such as certain kinds of derivatives, fair value should reflect the price in a transaction with a market participant, including an adjustment for risk, not just the company’s mark-to-model value. SFAS No. 157 also requires expanded disclosure of the effect on earnings for items measured using unobservable data. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of this statement on its financial statements and expects to adopt SFAS No.157 during the quarter ending July 31, 2008.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R.” This standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company is evaluating the impact of this statement on its financial statements.

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2008 AND 2007
NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
NOTE 4 - COMMITMENTS AND CONTINGENCIES
Operating leases
The Company leases, as tenant, space under an operating lease, which expires September 30, 2008. The Company also leases, as tenant, space under an operating lease which expires August 31, 2008.
Rental expense during the year ended April 30, 2008 and 2007 was $8,500 and $420, respectively.
NOTE 5 - OTHER ACCRUED EXPENSES
This account represents accrued officer’s payroll and related payroll taxes. This liability was paid in full in May 2008.
NOTE 6 - OFFICER LOANS PAYABLE
For the year ended April 30, 2007, the Company received working capital advances from an officer of the Company which were repaid during the year ended April 30, 2008 without interest.
NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT)
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
During the year ended April 30, 2007, the Company issued 300,000 shares of restricted stock in exchange for patent rights valued at $180,000.

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2008 AND 2007
NOTE 7 - STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)
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
Preferred Stock
The Company has 56,075 shares of preferred stock authorized and no shares issued and outstanding at April 30, 2008.
There were no issuances of preferred stock during the year ended April 30, 2008. The 32,450 shares as of July 31, 2006 were cancelled in October 2006.
Stock Options
On January 15, 2007, the Company entered into various agreements with consultants to issue 340,000 options, exercisable over a five year period based on a fair value exercise price on the date of issuance ($0.17) exercisable expiring through January 15, 2012 for services to be rendered in one year. The options vest on January 15, 2008 and have been valued at $425,000 as of April 30, 2008 using the Black-Scholes Merton valuation model.
On May 15, 2007, the Company entered into a consulting agreement to issue 500,000 options, exercisable over a five-year period based on a fair value exercise price on the date of issuance ($0.30) exercisable expiring through May 15, 2012 for services to be rendered over three years. The options vest as follows: 166,665 upon the first anniversary of the grant date, 166,665 upon the second anniversary of the grant date and 166,670 upon the third anniversary of the grant date and have been valued at $528,500 using the Black-Scholes Merton valuation model.
On May 15, 2007, the Company entered into a consulting agreement to issue 25,000 options, exercisable over a five-year period based on a fair value exercise price on the date of issuance ($0.30) exercisable expiring through May 15, 2012 for services to be rendered over one year. The options vest on May 15, 2008 and have been valued at $26,025 using the Black-Scholes Merton valuation model.

CHAMPIONS BIOTECHNOLOGY, INC.
FORMERLY CHAMPIONS SPORTS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2008 AND 2007
NOTE 7 - STOCKHOLDERS’ DEFICIT (CONTINUED)
On October 10, 2007, the Company entered into a consulting agreement to issue 500,000 options, exercisable over a five-year period based on a fair value exercise price on the date of issuance ($0.75) exercisable expiring through October 10, 2012 for services to be rendered over three years. The options vest as follows: 166,665 upon the first anniversary of the grant date, 166,665 upon the second anniversary of the grant date and 166,670 upon the third anniversary of the grant date and have been valued at $316,841 using the Black-Scholes Merton valuation model.
On March 27, 2008, the Company entered into a consulting agreement to issue 200,000 options, exercisable over a five-year period based on a fair value exercise price on the date of issuance ($1.05) exercisable expiring through March 27, 2013 for services to be rendered over three years. The options vest as follows: 66,666 upon the first anniversary of the grant date, 66,666 upon the second anniversary of the grant date and 66,668 upon the third anniversary of the grant date and have been valued at $166,600 using the Black-Scholes Merton valuation model.
On March 31, 2008, the Company entered into consulting agreements to issue 275,000 options, exercisable over a five-year period based on a fair value exercise price on the date of issuance ($1.15) exercisable expiring through March 31, 2013 for services to be rendered over three years. The options vest as follows: 91,666 upon the first anniversary of the grant date, 91,666 upon the second anniversary of the grant date and 91,667 upon the third anniversary of the grant date and have been valued at $222,448 using the Black-Scholes Merton valuation model.
Total share-based compensation expense recognized for the year ending April 30, 2008 and 2007 was $616,656 and $11,046, respectively.
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
NOTE 8 - PROVISION FOR INCOME TAXES
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
At April 30, 2008 and 2007, deferred tax assets consist of the following:

	2008	2007
	Restated

Deferred tax asset	$2,630,276	$2,467,155
Less: valuation allowance	(2,630,276)	(2,467,155)

Net deferred tax asset	$-0-	$-0-

At April 30, 2008 and 2007, the Company had federal net operating loss carry-forwards in the approximate amounts of $7,515,076 and $7,104,245 available to offset future taxable income subject to Section 382 analysis limitations The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPIONS BIOTECHNOLOGY, INC.

By:	/s/ Douglas D. Burkett Douglas D. Burkett
President and Principal Executive Officer
Date: August 26, 2009
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Mark R. Schonau Mark R. Schonau
Chief Financial Officer
Date: August 26, 2009

By:	/s/ David Sidransky Chairman
Director
Date: August 26, 2009

By:	/s/ James Martell Chief Administrative Officer
Director
Date: August 26, 2009

By:	/s/ Abba Poliakoff Director
Date: August 26, 2009

By:	/s/ Ana Stancic Director
Date: August 26, 2009

EXHIBIT INDEX

Exhibit No.
10.1	Employment Agreement dated March 27, 2008 between the Company and Douglas D. Burkett**
10.2	Employment Agreement dated March 31, 2008 between the Company and James Martell**
10.3	Employment Agreement dated March 26, 2008 between the Company and Durwood C. Settles**
14	Code of Ethics*
21	Subsidiaries of the Registrant*
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*

*	Filed herewith.

**	Previously filed.