Form 10-Q/A
period 2008-07-31
CHAMPIONS BIOTECHNOLOGY, INC.
filed 2009-08-27
CIK 771856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(AMENDMENT NO. 1)
Mark One

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-17263
CHAMPIONS BIOTECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1401755

(State or other jurisdiction of organization)	(I.R.S. Employer Identification No.)

855 N. Wolfe Street, Suite 619, Baltimore, MD	21205

(Address of principal executive offices)	(Zip code)
(410) 369-0365
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate web-site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☑
As of September 15, 2008, the Registrant had a total of 33,272,718 shares of common stock outstanding.

Explanatory Note:
On June 19, 2009, the Audit Committee of the Board of Directors of Champions Biotechnology, Inc. (“Champions”, the “Company”, or as used in the context of “we”, “us” or “our”) concluded that our quarterly financial statements for the fiscal year April 30, 2009 and our financial statements for the year ended April 30, 2008 would need to be restated and should no longer be relied upon.
This Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the for the three months ended July 31, 2008 (the “2009 First Quarter 10-Q”) is being filed to restate our condensed financial statements as of July 31, 2008 and for the three month periods ended July 31, 2008 and July 31, 2007. In addition, we are concurrently filing Form 10-KSB/A to amend and restate our consolidated financial statements for the year ended April 30, 2008 and Form 10-Q/As to amend and restate our condensed consolidated financial statements for the quarterly periods ended October 31, 2008 (the “2009 Second Quarter 10-Q”) and January 31, 2009 (the “2009 Third Quarter 10-Q”).
Background:
The Company has restated its condensed consolidated financial statements as of July 31, 2008 and April 30, 2008 and for the three month periods ended July 31, 2008 and 2007.
This restatement arose when the Company identified an error in its accounting for stock-based compensation related to stock options issued to non-employees for consulting services. Previously, the Company recognized a “contra equity” account called prepaid consulting for the fair value of the unvested stock based compensation awards. This prepaid consulting balance was amortized to compensation expense over the options vesting term. Additionally, when certain non-employees were hired as permanent employees, no modification to the accounting for their previously issued stock based compensation award was considered. Finally, the Company considered the grant date to be the measurement date for options awards issued to non-employees when no performance commitment existed. Upon further review and analysis of the relevant accounting literature related to stock based compensation, we determined the balance sheet should not present the fair value of the unvested portion of awards issued to non-employees as the awards were not fully vested when granted. Additionally, as no performance commitment existed as of the grant date, the measurement date related to non-employee stock option grants should have been measured at the date the non-employees performance was completed, or over the respective options vesting term. Lastly, when non-employees, who had previously received stock options, were hired as permanent employees, the unvested compensation should have been recognized as stock based compensation expense ratably over the remaining vesting period on a prospective basis.
Note 2 to our restated condensed consolidated financial statements describes the nature of the restatement adjustments and details the impact of the restatement on our condensed consolidated financial statements as of July 31, 2008 and April 30, 2008 and the three month periods ended July 31, 2008 and 2007.
In connection with the restatement, management has assessed the effectiveness of our disclosure controls and procedures and has included revised disclosure in this Form 10-Q/A under Item 4 of Part I, “Controls and Procedures”. Management identified a material weakness in our internal control over financial reporting with respect to our interpretation and application of Statement of Financial Accounting Standards No, 123(R), Share Based Payment, (“SFAS 123R”) and EITF 98-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, (“EITF 96-18) as they apply to the calculation of stock based compensation. As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective at a reasonable assurance level as of April 30, 2008 and as of the date of this filing. As of the filing date of this Form 10-Q/A, we have implemented accounting practices that management believes complies with requirements of SFAS 123R and EITF 96-18. Management has taken and is taking steps, as described under Item 4 of Part I to remediate the material weakness in our internal control over financial reporting.
Because this Form 10-Q/A sets forth the 2008 First Quarter Form 10-Q/A in its entirety, it includes items that have been changed as a result of the restatement and items that are unchanged from the original filing. Other than the amending of the disclosures relating to the restatement, the Form 10-Q/A speaks as of the original filing date of the 2008 First Quarter Form 10-Q and has not been updated to reflect other events occurring subsequent to the original filing date. This includes forward-looking statements impacted by the restatement, which should be read in their historical context. This Form 10-Q/A should be read in conjunction with our Form 10-KSB/A for the year ended April 30, 2008.
The following items in this Form 10-Q/A have been amended as a result of the restatement:
Part I — Item 1. Financial Statements
Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part I — Item 4. Controls and Procedures

CHAMPIONS BIOTECHNOLOGY, INC.
FORM 10-Q/A

PART I

Item 1.	Financial Statements
CHAMPIONS BIOTECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2008	April 30, 2008
	(Restated)	(Restated)
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,494,872	$3,709,136
Accounts receivable	6,173	—
Prepaid expenses	71,483	52,873
Prepaid contract expenses	95,795	—

Total current assets	3,668,323	3,762,009
Intangibles assets	241,836	227,465
Goodwill	661,909	661,909

TOTAL ASSETS	$4,572,068	$4,651,383

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$189,006	$147,971
Deferred revenue	806,937	504,622
Other accrued expenses	—	361,275

Total current liabilities	995,943	1,013,868

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ EQUITY
Preferred stock, $10 par value; 56,075 shares authorized; 0 shares issued and outstanding
Common stock, $.001 par value; 50,000,000 shares authorized; 33,272,718 and 33,247,718 shares issued and outstanding at July 31, 2008 and April 30, 2008, respectively	33,273	33,248
Additional paid-in capital	11,188,535	11,119,343
Accumulated deficit	(7,645,683)	(7,515,076)

Total stockholders’ equity	3,576,125	3,637,515

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,572,068	$4,651,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS BIOTECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JULY 31, 2008 AND 2007 (UNAUDITED)

	2008	2007
	(Restated)	(Restated)
REVENUES
Personalized oncology and preclinical contract revenue	$673,117	$250,000

Total revenues	673,117	250,000

OPERATING EXPENSES

Research and development	217,163	75,000
Cost of personalized oncology and preclinical contract revenue	259,600	80,562
General and administrative	347,677	150,538

Total operating expenses	824,440	306,100

OPERATING LOSS	(151,323)	(56,100)

OTHER INCOME
Interest income	20,716	5,359

LOSS BEFORE TAXES	(130,607)	(50,741)
Provision for income taxes	—	—

NET LOSS	$(130,607)	$(50,741)

Loss per common share:
Basic and diluted	$(0.00)	$(0.00)
Shares used in calculating loss per common share:
Basic and diluted	33,268,914	30,842,049
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS BIOTECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED JULY 31, 2008 AND 2007 (UNAUDITED)

	2008	2007
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(130,607)	$(50,741)
Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Share based compensation expense expense	61,717	86,147
Changes in:
(Increase) in accounts receivable	(6,173)	—
(Increase) in prepaid expenses	(18,609)	—
(Increase) in prepaid contract expenses	(95,795)	—

Increase in accounts payable	41,035	12,689
Increase in deferred revenue	302,315	—
(Decrease) increase in other accrued expenses	(361,275)	27,488

Net cash (used in) provided by operating activities	(207,392)	75,583

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	(14,372)	—
Cash received in Biomerk, Inc. acquisition	—	471,377

Net cash (used in) provided by investing activities	(14,372)	471,377

CASH FLOWS FROM FINANCING ACTIVITIES

Payment of officers loan payable	—	(43,693)
Proceeds from exercise of options	7,500	—

Net cash provided by (used in) financing activities	7,500	(43,693)

Net (decrease) increase in cash and cash equivalents	(214,264)	503,267

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	3,709,136	3,758

CASH AND CASH EQUIVALENTS — END OF PERIOD	$3,494,872	$507,025

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest paid	$—	$—
Income tax paid	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FLOW INVESTING AND FINANCING ACTIVITIES:

In May 2007, the Company issued 4,000,000 shares for 100% of the shares of Biomerk, Inc.
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS BIOTECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JULY 31, 2009
(UNAUDITED)
(1) ORGANIZATION AND BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements of Champions Biotechnology, Inc. (“Champions” or the “Company”) as of and for the three months ended July 31, 2008 and 2007 are unaudited. The accompanying unaudited condensed consolidated balance sheets, statements of operations and statements of cash flows have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments, consisting only of normal, recurring adjustments, which are in the opinion of management, necessary for a fair presentation for the interim periods. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and related revenue and expense accounts and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with GAAP. Actual results could differ materially from those estimates. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 2008. The results for the three months ended July 31, 2008 may not be indicative of the results for the entire year.
Impact of Recent Accounting Pronouncements
The Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurement, (“SFAS 157”) on May 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under GAAP, certain assets and liabilities must be measured at fair value, and SFAS 157 details the disclosures that are required for items measured at fair value. In February 2008, the Financial Accounting Standards Board issued Staff Position No. 157-2 (FSP 157-2), which delays the effective date of SFAS 157 for one year for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company does not have nonfinancial assets and nonfinancial liabilities that are required to be measured at fair value on a recurring basis.
The Company did not elect the fair value measurement option under SFAS No. 159, The Fair Value Option for Financial Assets and Liabilities, (“SFAS 159”) and presently, the Company does not have any financial assets and liabilities that would need to be measured under the fair measurement option under SFAS 159.
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements: an amendment of ARB No. 51, (“SFAS 160”). SFAS No. 160 replaces the term minority interests with the newly-defined term of non-controlling interests and establishes this line item as an element of stockholders’ equity, separate from the parent’s equity. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its non—controlling interest. The Company is continuing to review the provisions of SFAS No. 160, which is effective the first quarter of fiscal 2010, and currently does not expect this new accounting standard to have a significant impact on the Financial Statements.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities: an amendment of FASB Statement No. 133, (“SFAS 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. The Company is reviewing the provisions of SFAS No. 161, which is effective the first quarter of fiscal 2010, and currently does not anticipate that this new accounting standard will have a significant impact on the Financial Statements.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS 162”). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The effective date of SFAS No. 162 has not yet been determined. The implementation of this standard will not have a material impact on the Financial Statements.
Reclassifications
The Company has reclassified certain amounts for the three months ended July 31, 2007 to conform to the presentation of the July 31, 2008 amounts. The reclassifications have no effect on the net income for the periods ended July 31, 2007.

(2) RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company has restated its consolidated financial statements as of July 31, 2008 and April 30, 2008 and for the three month periods ended July 31, 2008 and 2007.
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
The following is a summary of the effects of the restatement on the Company’s condensed consolidated balance sheet as of July 31, 2008 and April 30, 2008, its condensed consolidated statements of operations for the three month periods ended July 31, 2008 and 2007, and its condensed consolidated statements of cash flows for the three month periods ended July 31, 2008 and 2007:
CONDENSED CONSOLIDATED BALANCE SHEET
As of July 31, 2008

	As Previously	Restatement
	Reported	Adjustments	As Restated

Current assets:
Cash and cash equivalents	$3,494,872	$—	$3,494,872
Accounts receivable	6,173		6,173
Prepaid expenses	71,483		71,483
Prepaid contract expenses	95,795		95,795

Total current assets	3,668,323	—	3,668,323
Intangible assets	241,836		241,836
Goodwill	661,909		661,909

Total assets	$4,572,068	$—	$4,572,068

Current liabilities:
Accounts payable	$189,006	$—	$189,006
Deferred revenue	806,937		806,937

Total current liabilities	995,943	—	995,943

Commitments and contingencies
Stockholders’ equity:
Common stock	33,273		33,273
Additional paid-in capital	11,580,064	(391,529)	11,188,535
Accumulated deficit	(7,236,029)	(409,654)	(7,645,683)
Prepaid consulting fees	(801,183)	801,183	—

Total stockholders’ equity	3,576,125	—	3,576,125

Total liabilities and stockholders’ equity	$4,572,068	$—	$4,572,068

CONDENSED CONSOLIDATED BALANCE SHEET
As of April 30, 2008

	As Previously	Restatement
	Reported	Adjustments	As Restated

Current assets:
Cash and cash equivalents	$3,709,136	$—	$3,709,136
Prepaid expenses	52,873		52,873

Total current assets	3,762,009	—	3,762,009
Intangible assets	227,465		227,465
Goodwill	661,909		661,909

Total assets	$4,651,383	$—	$4,651,383

Current liabilities:
Accounts payable	$147,971	$—	$147,971
Deferred revenue	504,622		504,622
Other accrued expenses	361,275		361,275

Total current liabilities	1,013,868	—	1,013,868

Commitments and contingencies
Stockholders’ equity:
Common stock	33,248		33,248
Additional paid-in capital	11,715,182	(595,839)	11,119,343
Accumulated deficit	(7,068,547)	(446,529)	(7,515,076)
Prepaid consulting fees	(1,042,368)	1,042,368	—

Total stockholders’ equity	3,637,515	—	3,637,515

Total liabilities and stockholders’ equity	$4,651,383	$—	$4,651,383

Condensed Consolidated Statement of Operations
For the Three Months Ended July 31, 2008

	As Previously	Restatement
	Reported	Adjustments	As Restated

Operating revenue:
Personalized oncoloy services and preclinical contract review	$673,117	$—	$673,117

Total operating revenue	673,117	—	673,117

Operating expenses:
Research and development	217,163		217,163
Cost of personalized oncology services and preclinical contract review	259,600		259,600
General and administrative	384,552	(36,875)	347,677

Total operating expenses	861,315	(36,875)	824,440

Operating loss	(188,198)	36,875	(151,323)
Other income:
Interest income	20,716		20,716

Loss before income taxes	(167,482)	36,875	(130,607)
Income taxes	—		—

Net loss	$(167,482)	$36,875	$(130,607)

Loss per common share:
Basic and diluted	$(0.01)	$0.01	$(0.00)

Shares used in calculating loss per common share:
Basic and diluted	33,268,914	33,268,914	33,268,914

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ended July 31, 2007

	As Previously	Restatement
	Reported	Adjustments	As Restated

Operating revenue:
Personalized oncoloy services	$250,000	$—	$250,000

Total operating revenue	250,000	—	250,000

Operating expenses:
Research and development	75,000		75,000
Cost of personalized oncology services	80,562	—	80,562
General and administrative	91,229	59,309	150,538

Total operating expenses	246,791	59,309	306,100

Operating income (loss)	3,209	(59,309)	(56,100)
Other income:
Interest income	5,359		5,359

Income (loss) before income taxes	8,568	(59,309)	(50,741)
Income taxes	—		—

Net income (loss)	$8,568	$(59,309)	$(50,741)

Income (loss) per common share:
Basic	$0.00	$(0.00)	$(0.00)
Diluted	$0.00	$(0.00)	$(0.00)

Shares used in calculating income (loss) per common share:
Basic	30,842,049	30,842,049	30,842,049
Diluted	31,080,085	30,842,049	30,842,049

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended July 31, 2008

	As Previously	Restatement
	Reported	Adjustments	As Restated

Cash flows from operating activities:
Net loss	$(167,482)	$36,875	$(130,607)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Share based compensation expense	98,592	(36,875)	61,717
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(6,173)		(6,173)
(Increase) in prepaid expenses	(18,609)		(18,609)
(Increase) in prepaid contract expenses	(95,795)		(95,795)
Increase in accounts payable	41,035		41,035
Increase in deferred revenue	302,315		302,315
(Decrease) in other accrued expenses	(361,275)		(361,275)

Net cash (used in) operating activities	(207,392)	—	(207,392)

Cash flows from investing activities:
Purchase of intangible assets	(14,372)		(14,372)

Net (used in) investing activities	(14,372)	—	(14,372)

Cash flows from financing activities:
Proceeds from exercise of stock warrants	7,500		7,500

Net cash provided by financing activities	7,500	—	7,500

Net decrease in cash and cash equivalents	(214,264)	$—	(214,264)

Cash and cash equivalents — Beginning of period	3,709,136		3,709,136

Cash and cash equivalents — End of period	$3,494,872		$3,494,872

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended July 31, 2007

	As Previously	Restatement
	Reported	Adjustments	As Restated

Cash flows from operating activities:
Net income (loss)	$8,568	$(59,309)	$(50,741)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share based compensation expense	26,838	59,309	86,147
Changes in operating assets and liabilities:
Increase in accounts payable	12,689		12,689
Increase in other accrued expenses	27,488		27,488

Net cash provided by operating activities	75,583	—	75,583

Cash flows from investing activities:
Cash received in Biomerk, Inc. acquisition	471,377		471,377

Net provided by investing activities	471,377	—	471,377

Cash flows from financing activities:
Payment of officers loan payable	(43,693)		(43,693)

Net cash (used in) financing activities	(43,693)	—	(43,693)

Net increase in cash and cash equivalents	503,267	$—	503,267

Cash and cash equivalents — Beginning of period	3,758		3,758

Cash and cash equivalents — End of period	$507,025		$507,025

(3) NET (LOSS) PER SHARE
Basic earnings per common share (“EPS”) is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income by the weighted-average number of common shares outstanding during the period increased to include all additional common shares that would have been outstanding assuming potentially dilutive common share equivalents had been issued. Dilutive common share equivalents include (1) the dilutive effect of in-the-money shares related to stock options, which is calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of an option, the average amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of tax benefits that would be recorded in additional paid-in capital, if any, when the option is exercised, are assumed to be used to repurchase shares in the current period.
The following is a reconciliation of the computation for basic and diluted EPS for the three month periods ended July 31, 2008 and 2007:

	July 31, 2008	July 31, 2007

Net (loss)	$(130,607)	$(50,741)

Weighted-average common shares outstanding (basic and diluted)	33,268,914	30,842,049
(4) COMMITMENTS AND CONTINGENCIES
Operating leases
The Company leases, as tenant, space under an operating lease, which expires September 30, 2008. The Company also leases, as tenant, space under an operating lease which expires February 28, 2009.

Rental expense during the three months ended July 31, 2008 and 2007 was $19,280 and $0, respectively.
(5) SHARE BASED COMPENSATION
The total share based compensation cost that was recognized in results of operations was $61,717 for the three months ended July 31, 2008. As of July 31, 2008, there was $576,700 unrecognized compensation cost related to share based compensation arrangements. The cost is expected to be recognized over a weighted average period of 2.69 years.
(6) PROVISION FOR INCOME TAXES
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
At July 31, 2008 and April 30, 2008 deferred tax assets consist of the following:

	July 31, 2008	April 30, 2008

Deferred tax asset	$2,675,989	$2,630,277
Less: valuation allowance	(2,675,989)	(2,630,277)
Net deferred tax asset	$-0-	$-0-
At July 31, 2008 and April 30, 2008, the Company had federal net operating loss carryforwards in the approximate amounts of $7,645,683 and $7,515,076 available to offset future taxable income subject to Section 382 analysis limitations. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.
(7) RELATED PARTY TRANSACTIONS
The Chairman of the Company participates in conducting and providing the Company’s personalized oncology services. During the three months ended July 31, 2008, the Company paid compensation to the Chairman for these services which are provided in the ordinary course of business. The Company believes the compensation is on the same basis as if the same services were provided by unrelated parties. The Chairman of the Company is a director of certain companies which have entered into contracts for the Company to perform services. During the three months ended July 31, 2008, the Company recorded revenue of $12,345 from and had deferred revenue of $198,450 from these companies. All services provided under these contracts are in the ordinary course of business at prices and on terms and conditions that the Company believes are the same as those that would result from arm’s length negotiations between unrelated parties.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
As used in this Quarterly Report 10-Q/A, “Champions Biotechnology,” “Champions,” “we,” “ours,” and “us” refer to Champions Biotechnology, Inc., except where the context otherwise requires or as otherwise indicated.
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
Restatement
The Company has restated its condensed consolidated financial statements as of July 31, 2008 and April 30, 2008 and for the three month periods ended July 31, 2008 and 2007.
This restatement arose when the Company identified an error in its accounting for stock based compensation related to stock options issued to non-employees for consulting services. Previously, the Company recognized a “contra equity” account called prepaid consulting for the fair value of the unvested stock based compensation awards. This prepaid consulting balance was amortized to compensation expense over the options vesting term. Additionally, when certain non-employees were hired as permanent employees, no modification to the accounting for their previously issued stock based compensation award was considered. Finally, the Company considered the grant date to be the measurement date for options awards issued to non-employees when no performance commitment existed. Upon further review and analysis of the relevant accounting literature related to stock based compensation, we determined the balance sheet should not present the fair value of the unvested portion of awards issued to non-employees as the awards were not fully vested when granted. Additionally, as no performance commitment existed as of the grant date, the measurement date related to non-employee stock option grants should have been measured at the date the non-employees performance was completed, or over the respective options vesting term. Lastly, when non-employees, who had previously received stock options, were hired as permanent employees, the unvested compensation should have been recognized as stock based compensation expense ratably over the remaining vesting period on a prospective basis.
Note 2 to our restated condensed consolidated financial statements describes the nature of the restatement adjustments and details the impact of the restatement on our condensed consolidated financial statements as of July 31, 2008 and April 30, 2008 and the three month periods ended July 31, 2008 and 2007.
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

The Company also offers its Biomerk Tumorgraft predictive preclinical platform and tumor specific data to physicians to provide information that may enhance personalized patient care options and to companies for evaluation of oncology drugs in a platform that integrates predictive testing with biomarker discovery. We provide personalized oncology services to physicians in the field of oncology by establishing and administering expert medical information panels for their patients to analyze medical records and test results, to assist in understanding conventional and research options and to identify and arrange for testing, analysis and study of cancer tissues, as appropriate. In fiscal 2008, the Company generated all its revenue from its growing personalized oncology services while we continued development of our Biomerk Tumorgraft platform.
In late fiscal year 2008, as we expanded our number of Biomerk Tumorgraft models, we began to offer leading pharmaceutical and biotechnology companies the benefits of our Biomerk Tumorgrafts for their preclinical evaluation programs. We provide preclinical eValuation services that we believe are more predictive of clinical outcomes and that might provide for a faster and less expensive path for drug approval. These services utilize Biomerk Tumorgrafts to evaluate tumor sensitivity/resistance to various single and combination standard and novel chemotherapy agents. The preclinical eValuation services we offer also include biomarker discovery and the identification of novel drug combinations. In the fourth quarter of fiscal year 2008 the Company established an agreement with ImClone Systems Incorporated (“ImClone”) for the preclinical evaluation of certain therapeutic antibodies in ImClone’s clinical development pipeline. As part of the agreement, ImClone will utilize our Biomerk Tumorgrafts in the initial preclinical evaluation.
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
Expenses (Restated). For the three months ended July 31, 2008, the operating expenses for the Company were $824,440 compared to $306,100 for the three months ended July 31, 2007.
Research and development expenses
For the three months ended July 31, 2008, research and development expenses were $217,163 compared to $75,000 for the three months ended July 31, 2007. The increase of $142,163 or 190% was primarily a result of the increase in Tumorgrafts acquired and their propagation, characterization and development for future utilization in preclinical studies. Increases also resulted from preclinical development expenses for the Company’s lead oncology drug candidate, SG410.
Cost of personalized oncology and preclinical contract services
For the three months ended July 31, 2008, the costs of personalized oncology and preclinical contract services were $259,600 compared to $80,562 for the three months ended July 31, 2007. The increase of $179,038 or 222% was primarily for increased costs of conducting the Company’s personalized oncology services, including medical information panels and personalized tumorgrafts, but also include due to higher costs related to preclinical evaluation studies in progress under contract.

General and administrative expenses (Restated)
For the three months ended July 31, 2008, general and administrative expenses were $347,677, compared to $150,538 at July 31, 2007. The increase of $197,139 or 131% was related to increased activities as the Company built and grew its infrastructure including the addition of personnel, consultants, offices and other resources to facilitate current and future growth.
Expenses are expected to increase in the future, commensurate with the Company’s increased levels of activity and growth.
Net Loss (Restated). For the three months ended July 31, 2008, the Company’s net loss was $130,607 and the net loss for the three months ended July 31, 2007 was $50,741. In the quarter ended July 31, 2008, the Company increased investments to grow its preclinical platform, increase revenues from its personalized oncology and preclinical eValuation businesses and began preclinical development of its oncology drug candidate, SG410. The Company began its operations as a biotechnology company in the quarter ended July 31, 2007 after it acquired Biomerk, Inc. in May 2007.
Liquidity and Capital Resources
The Company’s cash position on July 31, 2008, was $3,494,872 compared to $3,709,136 on April 30, 2008. For the three months ended July 31, 2008, the net cash used by operating activities was $207,392.
The Company’s working capital as of July 31, 2008 was $2,672,380 compared to $2,748,141 at April 30, 2008.
The Company believes it has sufficient resources to provide for the next twelve months of operations based on its current level of expenditure, its anticipated level of future expenditure and revenue growth and its ability to curtail expenditures if needed.
Critical Accounting Policies
In the notes to our Annual Report on Form 10-KSB/A for the year ended April 30, 2008, we discussed those accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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
Our Principal Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, such internal control over financial reporting were not effective as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that may be considered “material weaknesses”. The Public Company Accounting Oversight Board has defined a material weakness as a “deficiency, or combination of deficiencies, in internal control over financial reporting (ICFR) such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s ICFR.”
The material weaknesses identified in our internal control over financial reporting and disclosure controls relate to the following:
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

PART II-OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Submission of Matters to a Vote of Security Holders
None

Item 5.	Other Information
None
Item 6. Exhibits

Exhibit No.

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAMPIONS BIOTECHNOLOGY, INC. (Registrant)
Date: August 26, 2009	By:	/s/ Douglas D. Burkett
Douglas D. Burkett
President and Principal Executive Officer

	By:	/s/ Mark R. Schonau
Mark R. Schonau
Chief Financial Officer

EXHIBIT INDEX

Exhibit
No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications