Form 10-Q/A
period 2008-10-31
CHAMPIONS BIOTECHNOLOGY, INC.
filed 2009-08-27
CIK 771856

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
This Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the for the three months ended October 31, 2008 (the “2009 Second Quarter 10-Q”) is being filed to restate our condensed financial statements as of October 31, 2008 and for the three and six month periods ended October 31, 2008 and October 31, 2007. In addition, we are concurrently filing Form 10-KSB/A to amend and restate our consolidated financial statements for the year ended April 30, 2008 and Form 10-Q/As to amend and restate our condensed consolidated financial statements for the quarterly periods ended July 31, 2008 (the “2009 First Quarter 10-Q”) and January 31, 2009 (the “2009 Third Quarter 10-Q”).
Background:
The Company has restated its condensed consolidated financial statements as of October 31, 2008 and April 30, 2008 and for the three and six month periods ended October 31, 2008 and 2007.
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
Note 2 to our restated condensed consolidated financial statements describes the nature of the restatement adjustments and details the impact of the restatement on our condensed consolidated financial statements as of October 31, 2008 and April 30, 2008 and the three and six month periods ended October 31, 2008 and 2007.
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
Because this Form 10-Q/A sets forth the 2008 Second Quarter Form 10-Q/A in its entirety, it includes items that have been changed as a result of the restatement and items that are unchanged from the original filing. Other than the amending of the disclosures relating to the restatement, the Form 10-Q/A speaks as of the original filing date of the 2008 Second Quarter Form 10-Q and has not been updated to reflect other events occurring subsequent to the original filing date. This includes forward-looking statements impacted by the restatement, which should be read in their historical context. This Form 10-Q/A should be read in conjunction with our Form 10-KSB/A for the year ended April 30, 2008.
The following items in this Form 10-Q/A have been amended as a result of the restatement:
Part I — Item 1. Financial Statements

Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I — Item 4. Controls and Procedures

CHAMPIONS BIOTECHNOLOGY, INC.
FORM 10-Q/A

INDEX

PART I

Item 1.	Financial Statements
CHAMPIONS BIOTECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2008	April 30, 2008
	(Restated)	(Restated)
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$3,052,558	$3,709,136
Accounts receivable	77,091	—
Prepaid expenses	152,242	52,873
Prepaid contract expenses	43,374	—

Total Current Assets	3,325,265	3,762,009
Intangibles assets	236,531	227,465
Goodwill	661,909	661,909

TOTAL ASSETS	$4,223,705	$4,651,383

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$307,828	$147,971
Deferred revenue	461,838	504,622
Other accrued expenses	—	361,275

Total current liabilities	769,666	1,013,868

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $10 par value; 56,075 shares authorized; 0 shares issued and outstanding
Common stock, $.001 par value; 50,000,000 shares authorized; 33,272,718 and 33,247,718 shares issued and outstanding at October 31, 2008 and April 30, 2008, respectively	33,273	33,248
Additional paid-in capital	11,227,330	11,119,343
Accumulated deficit	(7,806,564)	(7,515,076)

Total stockholders’ equity	3,454,039	3,637,515

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,223,705	$4,651,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS BIOTECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS AND THREE MONTHS ENDED OCTOBER 31, 2008 AND 2007 (UNAUDITED)

	Six Months Ended October 31,		Three Months Ended October 31,
	2008	2007	2008	2007
	(Restated)	(Restated)	(Restated)	(Restated)
REVENUES
Personalized oncology and preclinical contract revenue	$1,717,289	$250,000	$1,044,172	$—

Total revenues	1,717,289	250,000	1,044,172	—

OPERATING EXPENSES

Research and development	636,567	105,910	419,404	30,910
Cost of personalized oncology and preclinical contract revenue	718,186	80,562	458,586	—

General and administrative	699,853	617,334	352,176	466,796

Total operating expenses	2,054,606	803,806	1,230,166	497,796

OPERATING LOSS	(337,317)	(553,806)	(185,994)	(497,796)

OTHER INCOME
Interest income	45,829	9,994	25,113	4,635

LOSS BEFORE TAXES	(291,488)	(543,812)	(160,881)	$(493,071)
Provision for income taxes	—	—	—	—

NET LOSS	$(291,488)	$(543,812)	$(160,881)	$(493,071)

Loss per common share:
Basic and diluted	$(0.01)	$(0.02)	$(0.00)	$(0.02)

Shares used in calculating loss per common share:
Basic and diluted	33,270,816	31,233,353	33,272,718	31,624,658
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS BIOTECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED OCTOBER 31, 2008 AND 2007 (UNAUDITED)

	2008	2007
	(Restated)	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(291,488)	$(543,812)
Adjustments to reconcile net (loss) to net cash (used in) operating activities:
Stock based compensation expense	100,512	470,104

Changes in:
(Increase) in accounts receivable	(77,091)	—
(Increase) in prepaid expenses	(99,368)	—
(Increase) in prepaid contract expenses	(43,374)	—

Increase (decrease) in accounts payable	159,858	(7,561)
(Decrease) in deferred revenue	(42,785)	—
(Decrease) increase in other accrued expenses	(361,275)	15,743

Net cash (used in) operating activities	(655,011)	(65,526)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of intangible assets	(9,067)	—
Cash received in Biomerk, Inc. acquisition	—	471,377

Net cash (used in) provided by investing activities	(9,067)	471,377

CASH FLOWS FROM FINANCING ACTIVITIES

Payment of officers loan payable	—	(43,693)
Proceeds from exercise of options	7,500	—

Net cash provided by (used in) financing activities	7,500	(43,693)

Net (decrease) increase in cash and cash equivalents	(656,578)	362,158

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	3,709,136	3,758

CASH AND CASH EQUIVALENTS — END OF PERIOD	$3,052,558	$365,916

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$—	$—
Income tax paid	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH FLOW INVESTING AND FINANCING ACTIVITIES:
In May 2007, the Company issued 4,000,000 shares for 100% of Biomerk, Inc.
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS BIOTECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
OCTOBER 31, 2008
(UNAUDITED)
(1) ORGANIZATION AND BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements of Champions Biotechnology, Inc. (“Champions” or the “Company”) as of and for the six months ended October 31, 2009 and 2008 are unaudited. The accompanying unaudited condensed consolidated balance sheets, statements of operations and statements of cash flows have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments, consisting only of normal, recurring adjustments, which are in the opinion of management, necessary for a fair presentation for the interim periods. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and related revenue and expense accounts and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with GAAP. Actual results could differ materially from those estimates. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 2008. The results for the six months and three months ended October 31, 2008 may not be indicative of the results for the entire year.
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
Reclassifications
The Company has reclassified certain amounts for the six months and three months ended October 31, 2007 to conform to the presentation of the October 31, 2008 amounts. The reclassifications have no effect on the net income for the periods ended October 31, 2007.

(2) RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company has restated its consolidated financial statements as of October 31, 2008 and April 30, 2008 and for the three and six month periods ended October 31, 2008 and 2007.
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
The following is a summary of the effects of the restatement on the Company’s condensed consolidated balance sheet as of October 31, 2008 and April 30, 2008, its condensed consolidated statements of operations for the three and six month periods ended October 31, 2008 and 2007, and its condensed consolidated statements of cash flows for the six month periods ended October 31, 2008 and 2007:
CONDENSED CONSOLIDATED BALANCE SHEET
As of October 31, 2008

	As Previously	Restatement
	Reported	Adjustments	As Restated

Current assets:
Cash and cash equivalents	$3,052,558	$—	$3,052,558
Accounts receivable	77,091		77,091
Prepaid expenses	152,242		152,242
Prepaid contract expenses	43,374		43,374

Total current assets	3,325,265	—	3,325,265
Intangible assets	236,531		236,531
Goodwill	661,909		661,909

Total assets	$4,223,705	$—	$4,223,705

Current liabilities:
Accounts payable	$307,828	$—	$307,828
Deferred revenue	461,838		461,838

Total current liabilities	769,666	—	769,666

Commitments and contingencies
Stockholders’ equity:
Common stock	33,273		33,273
Additional paid-in capital	11,643,233	(415,903)	11,227,330
Accumulated deficit	(7,467,619)	(338,945)	(7,806,564)
Prepaid consulting fees	(754,848)	754,848	—

Total stockholders’ equity	3,454,039	—	3,454,039

Total liabilities and stockholders’ equity	$4,223,705	$—	$4,223,705

CONDENSED CONSOLIDATED BALANCE SHEET
As of April 30, 2008

	As Previously	Restatement
	Reported	Adjustments	As Restated

Current assets:
Cash and cash equivalents	$3,709,136	$—	$3,709,136
Prepaid expenses	52,873		52,873

Total current assets	3,762,009	—	3,762,009
Intangible assets	227,465		227,465
Goodwill	661,909		661,909

Total assets	$4,651,383	$—	$4,651,383

Current liabilities:
Accounts payable	$147,971	$—	$147,971
Deferred revenue	504,622		504,622
Other accrued expenses	361,275		361,275

Total current liabilities	1,013,868	—	1,013,868

Commitments and contingencies
Stockholders’ equity:
Common stock	33,248		33,248
Additional paid-in capital	11,715,182	(595,839)	11,119,343
Accumulated deficit	(7,068,547)	(446,529)	(7,515,076)
Prepaid consulting fees	(1,042,368)	1,042,368	—

Total stockholders’ equity	3,637,515	—	3,637,515

Total liabilities and stockholders’ equity	$4,651,383	$—	$4,651,383

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Six Months Ended October 31, 2008

	As Previously	Restatement
	Reported	Adjustments	As Restated

Operating revenue:
Personalized oncoloy services and and preclinical contract review	$1,717,289	$—	$1,717,289

Total operating revenue	1,717,289	—	1,717,289

Operating expenses:
Research and development	636,567		636,567
Cost of personalized oncology services and preclinical contract review	718,186		718,186
General and administrative	807,437	(107,584)	699,853

Total operating expenses	2,162,190	(107,584)	2,054,606

Operating loss	(444,901)	107,584	(337,317)
Other income:
Interest income	45,829		45,829

Loss before income taxes	(399,072)	107,584	(291,488)
Income taxes	—		—

Net loss	$(399,072)	$107,584	$(291,488)

Loss per common share:
Basic and diluted	$(0.01)	$0.00	$(0.01)

Shares used in calculating loss per common share:
Basic and diluted	33,270,816	33,270,816	33,270,816

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Six Months Ended October 31, 2007

	As Previously	Restatement
	Reported	Adjustments	As Restated

Operating revenue:
Personalized oncoloy services	$250,000	$—	$250,000

Total operating revenue	250,000	—	250,000

Operating expenses:
Research and development	105,910		105,910
Cost of personalized oncology services	80,562		80,562
General and administrative	210,517	406,817	617,334

Total operating expenses	396,989	406,817	803,806

Operating loss	(146,989)	(406,817)	(553,806)
Other income:
Interest income	9,994		9,994

Loss before income taxes	(136,995)	(406,817)	(543,812)
Income taxes	—		—

Net loss	$(136,995)	$(406,817)	$(543,812)

Loss per common share:
Basic and diluted	$(0.00)	$(0.02)	$(0.02)

Shares used in calculating loss per common share:
Basic and diluted	31,233,353	31,233,353	31,233,353

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ended October 31, 2008

	As Previously	Restatement
	Reported	Adjustments	As Restated

Operating revenue:
Personalized oncoloy services and preclinical contract review	$1,044,172	$—	$1,044,172

Total operating revenue	1,044,172	—	1,044,172

Operating expenses:
Research and development	419,404		419,404
Cost of personalized oncology services and preclinical contract review	458,586		458,586
General and administrative	422,885	(70,709)	352,176

Total operating expenses	1,300,875	(70,709)	1,230,166

Operating loss	(256,703)	70,709	(185,994)
Other income:
Interest income	25,113		25,113

Loss before income taxes	(231,590)	70,709	(160,881)
Income taxes	—		—

Net loss	$(231,590)	$70,709	$(160,881)

Loss per common share:
Basic and diluted	$(0.01)	$0.01	$(0.00)

Shares used in calculating loss per common share:
Basic and diluted	33,272,718	33,272,718	33,272,718
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ended October 31, 2007

	As Previously	Restatement
	Reported	Adjustments	As Restated

Operating expenses:
Research and development	$30,910	$—	$30,910
General and administrative	119,288	347,508	466,796

Total operating expenses	150,198	347,508	497,706

Operating loss	(150,198)	(347,508)	(497,706)
Other income:
Interest income	4,635		4,635

Loss before income taxes	(145,563)	(347,508)	(493,071)
Income taxes	—		—

Net loss	$(145,563)	$(347,508)	$(493,071)

Loss per common share:
Basic and diluted	$(0.00)	$(0.02)	$(0.02)

Shares used in calculating loss per common share:
Basic and diluted	31,624,658	31,624,658	31,624,658

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended October 31, 2008

	As Previously	Restatement
	Reported	Adjustments	As Restated

Cash flows from operating activities:
Net loss	$(399,072)	$107,584	$(291,488)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Share based compensation expense	208,096	(107,584)	100,512
Changes in operating assets and liabilities:
(Increase) in accounts receivable	(77,091)		(77,091)
(Increase) in prepaid expenses	(99,368)		(99,368)
(Increase) in prepaid contract expenses	(43,374)		(43,374)
Increase in accounts payable	159,858		159,858
(Decrease) in deferred revenue	(42,785)		(42,785)
(Decrease) in other accrued expenses	(361,275)		(361,275)

Net cash (used in) operating activities	(655,011)	—	(655,011)

Cash flows from investing activities:
Purchase of intangible assets	(9,067)		(9,067)

Net (used in) investing activities	(9,067)	—	(9,067)

Cash flows from financing activities:
Proceeds from exercise of stock warrants	7,500		7,500

Net cash provided by financing activities	7,500	—	7,500

Net decrease in cash and cash equivalents	(656,578)	$—	(656,578)

Cash and cash equivalents — Beginning of period	3,709,136		3,709,136

Cash and cash equivalents — End of period	$3,052,558		$3,052,558

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Six Months Ended October 31, 2007

	As Previously	Restatement
	Reported	Adjustments	As Restated

Cash flows from operating activities:
Net loss	$(136,995)	$(406,817)	$(543,812)
Adjustments to reconcile net loss to net cash provided by operating activities:
Share based compensation expense	63,287	406,817	470,104
Changes in operating assets and liabilities:
(Decrease) in accounts payable	(7,561)		(7,561)
Increase in other accrued expenses	15,743		15,743

Net cash (used in) operating activities	(65,526)	—	(65,526)

Cash flows from investing activities:
Cash received in Biomerk, Inc. acquisition	471,377		471,377

Net provided by investing activities	471,377	—	471,377

Cash flows from financing activities:
Payment of officers loan payable	(43,693)		(43,693)

Net cash (used in) financing activities	(43,693)	—	(43,693)

Net decrease in cash and cash equivalents	362,158	$—	362,158

Cash and cash equivalents — Beginning of period	3,758		3,758

Cash and cash equivalents — End of period	$365,916		$365,916

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
The following is a reconciliation of the computation for basic and diluted EPS for the six month periods ended October 31, 2008 and 2007:

	October 31,	October 31,
	2008	2007

Net (loss)	$(291,488)	$(543,812)

Weighted-average common shares outstanding (basic and diluted)	33,270,816	31,233,353

(4) COMMITMENTS AND CONTINGENCIES
Operating leases
The Company leases, as tenant, space under an operating lease, which expires February 29, 2009.
Rental expense during the six months and three months ended October 31, 2008 was $39,364 and $20,084, respectively. Rental expenses for the six months and three months ended October 31, 2007 was $0.
(5) SHARE BASED COMPENSATION
The total share based compensation cost that was recognized in results of operations for the six and three months ended October 31, 2008 was $100,512 and $38,795, respectively. As of October 31, 2008, there was $487,770 unrecognized compensation cost related share based compensation arrangements. The cost is expected to be recognized over a weighted average period of 2.69 years.
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
At October 31, 2008 and April 30, 2008 deferred tax assets consist of the following:

	October 31,	April 30,
	2008	2008
Deferred tax asset	$2,732,297	$2,630,277
Less: valuation allowance	(2,732,297)	(2,630,277)
Net deferred tax asset	$-0-	$-0-
At October 31, 2008 and April 30, 2008, the Company had federal net operating loss carryforwards in the approximate amounts of $7,806,564 and $7,515,076 available to offset future taxable income subject to Section 382 analysis limitations. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.
(7) RELATED PARTY TRANSACTIONS
The Chairman of the Company participates in conducting and providing the Company’s personalized oncology services. During the six months and three months ended October 31, 2008, the Company paid compensation to the Chairman for these services which are provided in the ordinary course of business. The Company believes the compensation is on the same basis as if the same services were provided by unrelated parties. The Chairman of the Company is a director of certain companies which have entered into contracts for the Company to perform services. During the six and three months ended October 31, 2008, the Company recorded revenue of $77,091 and $12,345 from these companies. During the six and three months ended October 31, 2008, the Company recorded revenue of $62,843 and had deferred revenue of $135,607 from these companies. All services provided under these contracts are in the ordinary course of business at prices and on terms and conditions that the Company believes are the same as those that would result from arm’s length negotiations between unrelated parties.

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
Restatement
The Company has restated its condensed consolidated financial statements as of October 31, 2008 and April 30, 2008 and for the three and six month periods ended October 31, 2008 and 2007.
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
Note 2 to our restated condensed consolidated financial statements describes the nature of the restatement adjustments and details the impact of the restatement on our condensed consolidated financial statements as of October 31, 2008 and April 30, 2008 and the six and three month periods ended October 31, 2008 and 2007.
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
We are leveraging our preclinical platform to evaluate oncology drug candidates and to develop a portfolio of novel or reposition drug candidates through pre-clinical or early clinical trials. As drugs progress through this early stage of development, the Company plans to sell, partner or license them to pharmaceutical and/or biotechnology companies, as appropriate. We believe this strategy will enable us to leverage the competencies of these partners or licensees to maximize our return on investment in a time frame that is shorter than for traditional drug development. We believe that this model is unlike that of many new biotechnology companies that look to bring the process of drug development through all phases of discovery, development, regulatory approvals, and marketing, which requires a very large financial commitment and a long development period, typically more than a decade, to commercialize. Thus far we have acquired two oncology drug candidates and we have begun preclinical development of the most promising candidate, SG410, through the use of contract facilities. We have secured preclinical supply of SG410 drug substance and it is our intention to develop a soluble form of the compound and evaluate its efficacy in Biomerk Tumorgrafts from several cancer types. If results are promising it is our intention to continue preclinical development and then sell, partner or license SG410 for its remaining clinical development.

We also offer our Biomerk Tumorgraft predictive preclinical platform and tumor specific data to physicians to provide information that may enhance personalized patient care options and to companies for evaluation of oncology drugs in a platform that integrates predictive testing with biomarker discovery. We provide personalized oncology services to physicians in the field of oncology by establishing and administering expert medical information panels for their patients to (i) arrange for testing, analysis and study of cancer tissues, as appropriate, (ii) analyze medical records and test results, and (iii) assist in understanding conventional and research options. The Company also develops and performs testing on Personalized Tumorgrafts to provide patients’ physicians personalized data on treatment drug options. In fiscal 2008, the Company generated all its revenue from its growing personalized oncology services while it continued development of its Biomerk Tumorgraft platform.
In late fiscal year 2008, as we expanded our number of Biomerk Tumorgraft models, we began to offer leading pharmaceutical and biotechnology companies the benefits of our Biomerk Tumorgrafts for their preclinical evaluation programs. We provide preclinical eValuation services that we believe are more predictive of clinical outcomes and that might provide for a faster and less expensive path for drug approval. These services utilize Biomerk Tumorgrafts to evaluate tumor sensitivity/resistance to various single and combination standard and novel chemotherapy agents. The preclinical eValuation services we offer also include biomarker discovery and the identification of novel drug combinations. In the fourth quarter of fiscal year 2008 we established an agreement with ImClone Systems Incorporated (“ImClone”) for the preclinical evaluation of certain therapeutic antibodies in ImClone’s clinical development pipeline. As part of the agreement, ImClone will utilize our Biomerk Tumorgrafts in the initial preclinical evaluation.
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
Results of Operations
We expanded our operations as a biotechnology company after we acquired Biomerk, Inc. in May 2007. Accordingly, the results described below for the 2007 period are for less than a full six months.
Three Months Ended October 31, 2008 and 2007
Revenues. For the three months ended October 31, 2008, the Company’s operating revenue was $1,044,172, compared to zero for the comparable three months ended October 31, 2007. For the 2008 period, we primarily derived our revenue from our personalized oncology business and, to a lesser extent, our Preclinical eValuation business. We began to generate revenue from our Preclinical eValuation business in the first quarter of fiscal 2009 and grew it in the second quarter as we completed portions of studies for our contractual customers during the quarter; those studies and others continue or are in progress. Expectations for growth in the future are from continued personalized oncology services and use of our preclinical eValuation services. Our revenue is described as personalized oncology and preclinical contract revenue in the Condensed Consolidated Statements of Operations.
At October 31, 2008, we had deferred revenue of $461,838 which represents payments in advance on future personalized oncology services and Preclinical eValuation services which will be recognized as earned when operations are performed. At October 31, 2007, we had no deferred revenue.
Expenses (Restated). For the three months ended October 31, 2008, our operating expenses were $1,230,166, compared to $497,706 for the three months ended October 31, 2007, an increase of 147%.
•	Research and development expenses. For the three months ended October 31, 2008, research and development expenses were $419,404, compared to $30,910 for the three months ended October 31, 2007. The increase of $388,494 or 1,256% for the three months ended October 31, 2008 was primarily a result of the increase in Tumorgrafts acquired and their propagation, characterization and development for utilization in preclinical studies. Increases also resulted from development activities directed toward building our drug pipeline and evaluating synergistic technologies as well as preclinical development expenses for the Company’s lead oncology drug candidate, SG410.
•	Cost of personalized oncology and preclinical contract services. For the three months ended October 31, 2008, the costs of personalized oncology and preclinical contract services were $458,586, compared to zero for the corresponding 2007 period. The fiscal 2008 costs were primarily for conducting the Company’s personalized oncology services, including medical information panels and the development and testing of personalized Tumorgrafts, but also include costs related to preclinical evaluation studies in progress under contract.
•	General and administrative expenses (Restated). For the three months ended October 31, 2008, general and administrative expenses were $352,176, compared to $466,796 for the three months ended October 31, 2007, a decrease of $114,620 or 25%. Share based compensation decreased by $355,162 from $393,957 for the three months ended October 31, 2007 to $38,795 for the three months ended October 31, 2008. General and administrative expenses other than share based compensation were $313,381 for the three months ended October 31, 2008 compared to $72,839 for the three months ended October 31, 2007. The increase of $240,542 or 330% was due to increased expenses as we built and grew our infrastructure including the addition of personnel, consultants and other initiatives to facilitate current and future growth.

Expenses are expected to increase in the future, commensurate with our increased levels of activity and growth, including our increasing business development efforts in pursuing prospective drug candidates to add to the Company’s pipeline and synergistic technologies.
Net Loss (Restated). Our net loss for the three months ended October 31, 2008 was $160,881 and our net loss for the three months ended October 31, 2007 was $493,071, a decrease of 67%. As explained in the above analysis of our revenues and expenses, the primary reason for our decreased loss in the 2008 quarter was due to lower share based compensation during the three months ended October 31, 2008 compared to 2007. This was partially offset by our increased investments to grow our preclinical platform, increase revenues from our personalized oncology and preclinical eValuation businesses, grow our drug pipeline and continue preclinical development of our oncology drug candidate, SG410.
Six Months Ended October 31, 2008 and 2007
Revenues. For the six months ended October 31, 2008, the Company’s operating revenue was $1,717,289 compared to $250,000 for the comparable six months ended October 31, 2007, an increase of $1,467,289 or 587%. For the 2008 period, we primarily derived our revenue from our personalized oncology business and, to a lesser extent, our preclinical eValuation business. We began to generate revenue from our preclinical eValuation business in the first quarter of fiscal 2009 and grew this revenue in the second quarter. Expectations for growth in the future are from continued personalized oncology services and use of our preclinical eValuation services. Our revenue is described as personalized oncology and preclinical contract revenue in the Condensed Consolidated Statements of Operations.
At October 31, 2008, we had deferred revenue of $461,838 which represents payments in advance on future personalized oncology services and preclinical eValuation services which will be recognized as earned when operations are performed. At October 31, 2007, we had no deferred revenue recorded.
Expenses (Restated). For the six months ended October 31, 2008, our operating expenses were $2,054,606, compared to $803,806 for the six months ended October 31, 2007, an increase of $1,250,800 or 156%.
•	Research and development expenses. For the six months ended October 31, 2008, research and development expenses were $636,567, compared to $105,910 for the corresponding 2007 period. The increase of $530,657 or 501% was primarily a result of the increase in Tumorgrafts acquired and their propagation, characterization and development for utilization in preclinical studies. Increases also resulted from development activities directed toward building our drug pipeline and evaluating synergistic technologies as well as preclinical development expenses for the Company’s oncology drug candidate, SG410.
•	Cost of personalized oncology and preclinical contract services. For the six months ended October 31, 2008, the costs of personalized oncology and preclinical contract services were $718,186, compared to $80,562 for the six months ended October 31, 2007, an increase of $637,624 or 791%. These costs were primarily for conducting the Company’s personalized oncology services, including medical information panels and the development and testing of personalized tumorgrafts, but also include costs related to preclinical evaluation studies in progress under contract.
•	General and administrative expenses (Restated). For the six months ended October 31, 2008, general and administrative expenses were $699,853, compared to $617,334 for the six months ended October 31, 2007, an increase of $82,519 or 13%. The increase is primarily due to higher expenses in 2008 as we built and grew our infrastructure including the addition of personnel, consultants and other initiatives to facilitate current and future growth. The overall increase was partially offset by lower share based compensation expense for the six months ended October 31, 2008 compared to the 2007 six month period.
Expenses are expected to increase in the future, commensurate with our increased levels of activity and growth, including our increasing efforts in pursuing attractive prospective drug candidates and technologies.
Net Loss (Restated). Our net loss for the six months ended October 31, 2008 was $291,488, and our net loss for the six months ended October 31, 2007 was $543,812, a decrease of $252,324 or 46%. As explained in the above analysis of our revenues and expenses, the primary reason for our decreased loss in the 2008 period was higher revenue recorded for the six months ended October 31, 2008.
Financial Condition and Liquidity
The Company’s cash position on October 31, 2008, was $3,052,558 compared to $3,709,136 as of April 30, 2008. For the six months ended October 31, 2008, the net cash used by operating activities was $655,011.

Our working capital as of October 31, 2008 was $2,555,599 compared to $2,748,141 at April 30, 2008. The decrease in working capital was primarily due to the decrease in cash of $656,578 from April 30, 2008 to October 31, 2008.
The Company believes it has sufficient resources to provide for the next twelve months of operations based on its current level of expenditure, its anticipated level of future expenditure and revenue growth and its ability to curtail expenditures if needed.
Critical Accounting Policies
In the notes to our Annual Report on Form 10-KSB/A for the year ended April 30, 2008, we discussed the accounting policies that are considered to be significant in determining the results of operations and our financial position. We believe that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information
None.
Item 6. Exhibits

Exhibit No.

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications

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