Form 10-Q/A
period 2009-01-31
CHAMPIONS BIOTECHNOLOGY, INC.
filed 2009-08-27
CIK 771856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(AMENDMENT NO. 2)
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate web-site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b—2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
As of March 17, 2009, the Registrant had a total of 33,380,575 shares of common stock outstanding.

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
This Amendment No. 2 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the for the three months ended January 31, 2009 (the “2009 Third Quarter 10-Q”) is being filed to restate our condensed financial statements as of January 31, 2009 and for the three and nine month periods ended January 31, 2009 and January 31, 2008. In addition, we are concurrently filing Form 10-KSB/A to amend and restate our consolidated financial statements for the year ended April 30, 2008 and Form 10-Q/As to amend and restate our condensed consolidated financial statements for the quarterly periods ended July 31, 2008 (the “2009 First Quarter 10-Q”) and October 31, 2008 (the “2009 Second Quarter 10-Q”).
Background:
The Company has restated its condensed consolidated financial statements as of January 31, 2009 and April 30, 2008 and for the three and nine month periods ended January 31, 2009 and 2008. The restatement relates to an error in the Company’s accounting for stock options granted to non-employees and the way it accounted for a vaccine program entered into in the third fiscal quarter of 2009.
This restatement related to two items. The first item the Company identified was an error in its accounting for stock-based compensation related to stock options issued to non-employees for consulting services. Previously, the Company recognized a “contra equity” account called prepaid consulting for the fair value of the unvested stock based compensation awards. This prepaid consulting balance was amortized to compensation expense over the options vesting term. Additionally, when certain non-employees were hired as permanent employees, no modification to the accounting for their previously issued stock based compensation award was considered. Finally, the Company considered the grant date to be the measurement date for options awards issued to non-employees when no performance commitment existed. Upon further review and analysis of the relevant accounting literature related to stock based compensation, we determined the balance sheet should not present the fair value of unvested portion of awards issued to non-employees as the awards were not fully vested when granted. Additionally, as no performance commitment existed as of the grant date, the measurement date related to non-employee stock option grants should have been measured at the date the non-employees performance was completed, or over the respective options vesting term. Lastly, when non-employees, who had previously received stock options, were hired as permanent employees, the unvested compensation should have been recognized as stock based compensation expense ratably over the remaining vesting period on a prospective basis.
The second item the Company identified related to an error in our accounting for revenues and expenses related to a vaccine program we participate in. Previously, we recognized vaccine revenues on a proportional performance revenue recognition method of accounting for service contracts. Under this approach the Company recognized a percentage of the gross contract value upon implantation of a patient’s tumor into immune deficient mice and the remaining deferred revenue upon delivery of the tumor to a separate third party who performs other services under the vaccine program. In addition, the Company expensed 100% of refundable upfront costs paid to third party contractors for services under the vaccine program they would deliver at a future date. Upon further review and analysis of the relevant accounting literature related to revenue recognition, we determined that revenue should be recognized when the final deliverable is delivered, which in our case is the vaccine to the patient, or the vaccine program period expires. With respect to the upfront costs that the Company pays to the other contractors participating in the program, it was determined that these costs should be capitalized as refundable advance payments and recognized ratably as the services are performed.
Note 2 to our restated condensed consolidated financial statements describes the nature of the restatement adjustments and details the impact of the restatement on our condensed consolidated financial statements as of January 31, 2009 and April 30, 2008 and the three and nine month periods ended January 31, 2009 and 2008.
In connection with the restatement, management has assessed the effectiveness of our disclosure controls and procedures and has included revised disclosure in this Form 10-Q/A under Item 4 of Part I, “Controls and Procedures”. Management identified a material weakness in our internal control over financial reporting with respect to our interpretation and application of Statement of Financial Accounting Standards No, 123(R), Share Based Payment, (“SFAS 123R”) and EITF 98-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, (“EITF 96-18) as they apply to the calculation of stock based compensation. Management also identified a material weakness in our internal control over financial reporting with respect to our interpretation and application of EITF 00-21, Revenue Arrangements with Multiple Deliverables, (“EITF 00-21”). As a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting and our disclosure controls and procedures were not effective at a reasonable assurance level as of April 30, 2008 and as of the date of this filing.

As of the filing date of this Form 10-Q/A, we have implemented accounting practices that management believes complies with requirements of SFAS 123R, EITF 96-18 and EITF 00-21. Management has taken and is taking steps, as described under Item 4 of Part I to remediate the material weakness in our internal control over financial reporting.
Because this Form 10-Q/A sets forth the 2008 Third Quarter Form 10-Q/A in its entirety, it includes items that have been changed as a result of the restatement and items that are unchanged from the original filing. Other than the amending of the disclosures relating to the restatement, the Form 10-Q/A speaks as of the original filing date of the 2008 Third Quarter Form 10-Q and has not been updated to reflect other events occurring subsequent to the original filing date. This includes forward-looking statements impacted by the restatement, which should be read in their historical context. This Form 10-Q/A should be read in conjunction with our Form 10-KSB/A for the year ended April 30, 2008.
The following items in this Form 10-Q/A have been amended as a result of the restatement:
Part I — Item 1. Financial Statements
Part I — Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part I — Item 4. Controls and Procedures

CHAMPIONS BIOTECHNOLOGY, INC.
FORM 10-Q/A

PART I

Item 1.	Financial Statements
CHAMPIONS BIOTECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31, 2009	April 30, 2008
	(Restated)	(Restated)
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,624,866	$3,709,136
Certificate of deposit	1,005,319	—
Prepaid expenses	637,585	52,873
Prepaid contract expenses	43,374	—

Total Current Assets	4,311,144	3,762,009
Intangibles assets	265,798	227,465
Goodwill	661,909	661,909

TOTAL ASSETS	$5,238,851	$4,651,383

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$695,548	$147,971
Deferred revenue	1,429,985	504,622
Other accrued expenses	—	361,275

Total current liabilities	2,125,533	1,013,868

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $10 par value; 56,075 shares authorized; 0 shares issued and outstanding
Common stock, $.001 par value; 50,000,000 shares authorized; 33,272,718 and 33,247,718 shares issued and outstanding at January 31, 2009 and April 30, 2008, respectively	33,273	33,248
Additional paid-in capital	11,450,381	11,119,343
Accumulated deficit	(8,370,336)	(7,515,076)

Total stockholders’ equity	3,113,318	3,637,515

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,238,851	$4,651,383

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS BIOTECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS AND THREE MONTHS ENDED JANUARY 31, 2009 AND 2008 (UNAUDITED)

	Nine Months Ended January 31,		Three Months Ended January 31,
	2009	2008	2009	2008
	(Restated)	(Restated)	(Restated)	(Restated)
REVENUES
Personalized oncology and preclinical contract revenue	$2,700,589	$874,940	$983,300	$624,940

Total revenues	2,700,589	874,940	983,300	624,940

OPERATING EXPENSES

Research and development	1,071,841	105,910	435,274	—
Cost of personalized oncology and preclinical contract revenue	1,387,796	281,784	669,610	201,222
General and administrative	1,163,089	730,602	463,236	113,268

Total operating expenses	3,622,726	1,118,296	1,568,120	314,490

OPERATING INCOME (LOSS)	(922,137)	(243,356)	(584,820)	310,450

OTHER INCOME
Interest income	66,877	16,058	21,048	6,064

INCOME (LOSS) BEFORE TAXES	(855,260)	(227,298)	(563,772)	$316,514
Provision for income taxes	—	—	—	—

NET INCOME (LOSS)	$(855,260)	$(227,298)	$(563,772)	$316,514

Income (loss) per common share:
Basic and diluted	$(0.03)	$(0.01)	$(0.02)	$0.01

Shares used in calculating income (loss) per common share:
Basic	33,271,450	31,386,454	33,272,718	31,692,654
Diluted	33,271,450	31,386,454	33,272,718	32,774,544
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS BIOTECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JANUARY 31, 2009 AND 2008 (UNAUDITED)

	2009	2008
	(Restated)	(Restated)

CASH FLOWS FROM OPERATING ACTIVITIES

Net (loss)	$(855,260)	$(227,298)
Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Share based compensation expense	323,563	510,259

Changes in assets and liabilities:
(Increase) in prepaid expenses	(584,711)	(47,466)
(Increase) in prepaid contract expenses	(43,374)	—

Increase in accounts payable	547,578	61,268
Increase in deferred revenue	925,362	300,000
(Decrease) increase in other accrued expenses	(361,275)	15,743

Net cash provided by (used in) provided by operating activities	(48,117)	612,506

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of certificate of deposit	(1,005,319)	—
Acquisition of intangible assets	(38,334)	—
Cash received in Biomerk, Inc. acquisition	—	471,377

Net cash (used in) provided by investing activities	(1,043,653)	471,377

CASH FLOWS FROM FINANCING ACTIVITIES

Payment of officers loan payable	—	(43,693)
Proceeds from exercise of options	7,500	—
Proceeds from exercise of warrants	—	28,505

Net cash provided by (used in) financing activities	7,500	(15,188)

Net (decrease) increase in cash and cash equivalents	(1,084,270)	1,068,695

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	3,709,136	3,758

CASH AND CASH EQUIVALENTS — END OF PERIOD	$2,624,866	$1,072,453

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest paid	$—	$—
Income tax paid	$—	$—

SUPPLEMENTAL SCHEDULE OF NON—CASH FLOW INVESTING AND FINANCING ACTIVITIES:
In May 2007, the Company issued 4,000,000 shares for 100% of Biomerk, Inc.
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS BIOTECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JANUARY 31, 2009
(UNAUDITED)
(1) ORGANIZATION AND BASIS OF PRESENTATION
The accompanying condensed consolidated financial statements of Champions Biotechnology, Inc. (“Champions” or the “Company”) as of and for the nine months ended January 31, 2009 and 2008 are unaudited. The accompanying unaudited condensed consolidated balance sheets, statements of operations and statements of cash flows have been prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the disclosures required by GAAP for complete financial statements. The financial statements reflect all adjustments, consisting only of normal, recurring adjustments, which are in the opinion of management, necessary for a fair presentation for the interim periods. Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and related revenue and expense accounts and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements in conformity with GAAP. Actual results could differ materially from those estimates. These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB/A for the fiscal year ended April 30, 2008. The results for the nine months and three months ended January 31, 2009 may not be indicative of the results for the entire year.
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
Reclassifications
The Company has reclassified certain amounts for the nine and three months ended January 31, 2008 to conform to the presentation of the January 31, 2009 amounts. The reclassifications have no effect on the net income for the periods ended January 31, 2008.

(2) RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company has restated its condensed consolidated financial statements as of January 31, 2009 and April 30, 2008 and for the three and nine month periods ended January 31, 2009 and 2008. The restatement relates to an error in the Company’s accounting for stock options granted to non-employees and the way it accounted for a vaccine program entered into in the third fiscal quarter of 2009.
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
The restated condensed consolidated financial statements as of January 31, 2009 and for the three month period then ended also include a restatement adjustment to defer revenue and related costs related to a vaccine program the Company participates in. Previously, the Company recognized vaccine revenues on a proportional performance revenue recognition method Under this approach the Company recognized a percentage of the gross contract value upon implantation of a patient’s tumor into immune deficient mice and the remaining deferred revenue upon delivery of the tumor to a separate third party who performs other services under the vaccine program. In addition the Company expensed 100% of refundable upfront costs paid to third party contractors for services under the vaccine program they would deliver at a future date. After reviewing relevant accounting literature related to revenue recognition we determined that the Company is the primary obligor in the vaccine program. As a primary obligor under the program, the Company should recognize revenues on a gross basis. The separation criteria for the deliverables under the agreement was evaluated under EITF 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). Under EITF 00-21, it was noted that each deliverable under the agreement could not be separated and all deliverables should be accounted for as a single unit of accounting. As, such, it was determined that the Company should have recognized 100% of the revenue under the agreement at the earlier of the one year term of the agreement, the delivery/administration of the vaccine to the customer, or the death of the customer. With respect to the upfront costs that the Company pays to other contractors participating in the Vaccine program the Company determined that these costs are refundable and should be capitalized and recognized rateably as the services are performed.

The following is a summary of the effects of the restatement on the Company’s condensed consolidated balance sheet as of January 31, 2009 and April 30, 2008, its condensed consolidated statements of operations for the three and nine month periods ended January 31, 2009 and 2008, and its condensed consolidated statements of cash flows for the nine month periods ended January 31, 2009 and 2008:
CONDENSED CONSOLIDATED BALANCE SHEET
As of January 31, 2009

	As Previously	Restatement
	Reported	Adjustments	As Restated

Current assets:
Cash and cash equivalents	$2,624,866	$—	$2,624,866
Certificate of deposit	1,005,319		1,005,319
Prepaid expenses	408,418	229,167	637,585
Prepaid contract expenses	43,374		43,374

Total current assets	4,081,977	229,167	4,311,144
Intangible assets	265,798		265,798
Goodwill	661,909		661,909

Total assets	$5,009,684	$229,167	$5,238,851

Current liabilities:
Accounts payable	$695,548	$—	$695,548
Deferred revenue	1,361,110	68,875	1,429,985

Total current liabilities	2,056,658	68,875	2,125,533

Commitments and contingencies
Stockholders’ equity:
Common stock	33,273		33,273
Additional paid-in capital	11,656,583	(206,202)	11,450,381
Accumulated deficit	(8,090,853)	(279,483)	(8,370,336)
Prepaid consulting fees	(645,977)	645,977	—

Total stockholders’ equity	2,953,026	160,292	3,113,318

Total liabilities and stockholders’ equity	$5,009,684	$229,167	$5,238,851

CONDENSED CONSOLIDATED BALANCE SHEET
As of April 30, 2008

	As Previously	Restatement
	Reported	Adjustments	As Restated

Current assets:
Cash and cash equivalents	$3,709,136	$—	$3,709,136
Prepaid expenses	52,873		52,873

Total current assets	3,762,009	—	3,762,009
Intangible assets	227,465		227,465
Goodwill	661,909		661,909

Total assets	$4,651,383	$—	$4,651,383

Current liabilities:
Accounts payable	$147,971	$—	$147,971
Deferred revenue	504,622		504,622
Other accrued expenses	361,275		361,275

Total current liabilities	1,013,868	—	1,013,868

Commitments and contingencies
Stockholders’ equity:
Common stock	33,248		33,248
Additional paid-in capital	11,715,182	(595,839)	11,119,343
Accumulated deficit	(7,068,547)	(446,529)	(7,515,076)
Prepaid consulting fees	(1,042,368)	1,042,368	—

Total stockholders’ equity	3,637,515	—	3,637,515

Total liabilities and stockholders’ equity	$4,651,383	$—	$4,651,383

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Nine Months Ended January 31, 2009

	As Previously	Restatement
	Reported	Adjustments	As Restated

Operating revenue:
Personalized oncoloy services and preclinical contract review	$2,769,464	$(68,875)	$2,700,589

Total operating revenue	2,769,464	(68,875)	2,700,589

Operating expenses:
Research and development	1,144,010	(72,169)	1,071,841
Cost of personalized oncology services and preclinical contract review	1,824,089	(436,293)	1,387,796
General and administrative	890,548	272,541	1,163,089

Total operating expenses	3,858,647	(235,921)	3,622,726

Operating loss	(1,089,183)	167,046	(922,137)
Other income:
Interest income	66,877		66,877

Loss before income taxes	(1,022,306)	167,046	(855,260)
Income taxes	—		—

Net loss	$(1,022,306)	$167,046	$(855,260)

Loss per common share:
Basic and diluted	$(0.03)	$0.00	$(0.03)

Shares used in calculating loss per common share:
Basic and diluted	33,271,450	33,271,450	33,271,450

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Nine Months Ended January 31, 2008

	As Previously	Restatement
	Reported	Adjustments	As Restated

Operating revenue:
Personalized oncoloy services	$874,940	$—	$874,940

Total operating revenue	874,940	—	874,940

Operating expenses:
Research and development	105,910		105,910
Cost of personalized oncology services	281,784		281,784
General and administrative	329,293	401,309	730,602

Total operating expenses	716,987	401,309	1,118,296

Operating income (loss)	157,953	(401,309)	(243,356)
Other income:
Interest income	16,058		16,058

Income (loss) before income taxes	174,011	(401,309)	(227,298)
Income taxes	—		—

Net income (loss)	$174,011	$(401,309)	$(227,298)

Income (loss) per common share:
Basic	$0.01	$(0.02)	$(0.01)
Diluted	$0.01	$(0.02)	$(0.01)

Shares used in calculating income (loss) per common share:
Basic	31,386,454	31,386,454	31,386,454
Diluted	32,468,344	31,386,454	31,386,454

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ended January 31, 2009

	As Previously	Restatement
	Reported	Adjustments	As Restated

Operating revenue:
Personalized oncoloy services and preclinical contract review	$1,052,175	$(68,875)	$983,300

Total operating revenue	1,052,175	(68,875)	983,300

Operating expenses:
Research and development	507,443	(72,169)	435,274
Cost of personalized oncology services and preclinical contract review	1,105,903	(436,293)	669,610
General and administrative	83,111	380,125	463,236

Total operating expenses	1,696,457	(128,337)	1,568,120

Operating loss	(644,282)	59,462	(584,820)
Other income:
Interest income	21,048		21,048

Loss before income taxes	(623,234)	59,462	(563,772)
Income taxes	—		—

Net loss	$(623,234)	$59,462	$(563,772)

Loss per common share:
Basic and diluted	$(0.02)	$0.00	$(0.02)

Shares used in calculating loss per common share:
Basic and diluted	33,272,718	33,272,718	33,272,718

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ended January 31, 2008

	As Previously	Restatement
	Reported	Adjustments	As Restated

Operating revenue:
Personalized oncoloy services	$624,940	$—	$624,940

Total operating revenue	624,940	—	624,940

Operating expenses:
Research and development	—		—
Cost of personalized oncology services	201,222	—	201,222
General and administrative	118,776	(5,508)	113,268

Total operating expenses	319,998	(5,508)	314,490

Operating income	304,942	5,508	310,450
Other income:
Interest income	6,064		6,064

Income before income taxes	311,006	5,508	316,514
Income taxes	—		—

Net income	$311,006	$5,508	$316,514

Income per common share:
Basic	$0.01	$0.00	$0.01
Diluted	$0.01	$0.00	$0.01

Shares used in calculating income per common share:
Basic	31,692,654	31,692,654	31,692,654
Diluted	32,774,544	32,774,544	32,774,544

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended January 31, 2009

	As Previously	Restatement
	Reported	Adjustments	As Restated

Cash flows from operating activities:
Net loss	$(1,022,306)	$167,046	$(855,260)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Share based compensation expense	330,317	(6,754)	323,563
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(355,544)	(229,167)	(584,711)
(Increase) in prepaid contract expenses	(43,374)		(43,374)
Increase in accounts payable	547,578		547,578
Increase in deferred revenue	856,487	68,875	925,362
(Decrease) in other accrued expenses	(361,275)		(361,275)

Net cash (used in) operating activities	(48,117)	—	(48,117)

Cash flows from investing activities:
Purchase of certificate of deposit	(1,005,319)		(1,005,319)
Purchase of intangible assets	(38,334)		(38,334)

Net (used in) investing activities	(1,043,653)	—	(1,043,653)

Cash flows from financing activities:
Proceeds from exercise of stock warrants	7,500		7,500

Net cash provided by financing activities	7,500	—	7,500

Net decrease in cash and cash equivalents	(1,084,270)	$—	(1,084,270)

Cash and cash equivalents — Beginning of period	3,709,136		3,709,136

Cash and cash equivalents — End of period	$2,624,866		$2,624,866

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended January 31, 2008

	As Previously	Restatement
	Reported	Adjustments	As Restated

Cash flows from operating activities:
Net income (loss)	$174,011	$(401,309)	$(227,298)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Share based compensation expense	108,950	401,309	510,259
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	(47,466)		(47,466)
Increase in accounts payable	61,268		61,268
Increase in deferred revenue	300,000		300,000
Increase in other accrued expenses	15,743		15,743

Net cash provided by operating activities	612,506	—	612,506

Cash flows from investing activities:
Cash received in Biomerk, Inc. acquisition	471,377		471,377

Net provided by investing activities	471,377	—	471,377

Cash flows from financing activities:
Payment of officers loan payable	(43,693)		(43,693)
Proceeds from exercise of stock warrants	28,505		28,505

Net cash (used in) financing activities	(15,188)	—	(15,188)

Net decrease in cash and cash equivalents	1,068,695	$—	1,068,695

Cash and cash equivalents — Beginning of period	3,758		3,758

Cash and cash equivalents — End of period	$1,072,453		$1,072,453

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
The following is a reconciliation of the computation for basic and diluted EPS for the nine months ended January 31, 2009 and 2008:

	January 31,	January 31,
	2009	2008

Net loss	$(855,260)	$(227,298)

Weighted-average common shares outstanding (basic and diluted)	33,271,450	31,386,454

(4) COMMITMENTS AND CONTINGENCIES
Operating leases
The Company leases, as tenant, space under an operating lease, which expired February 28, 2009.
Rental expense during the nine months and three months ended January 31, 2009 was $61,599 and $22,235, respectively. Rental expenses for the nine months and three months ended January 31, 2008 was $0.
(5) SHARE BASED COMPENSATION
The total employee share based compensation cost that was recognized in results of operations for the nine and three months ended January 31, 2009 was $323,563 and $223,051, respectively. As of January 31, 2009, there was $507,454 unrecognized compensation cost related to employee share based compensation arrangements. The cost is expected to be recognized over a weighted average period of 2.18 years.
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
At January 31, 2009 and April 30, 2008, deferred tax assets consist of the following:

	January 31, 2009	April 30, 2008
Deferred tax asset	$2,929,618	$2,630,277
Less: valuation allowance	(2,929,618)	(2,630,277)
Net deferred tax asset	$-0-	$-0-
At January 31, 2009 and April 30, 2008, the Company had federal net operating loss carryforwards in the approximate amounts of $8,370,336 and $7,515,076 available to offset future taxable income subject to Section 382 analysis limitations. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.
(7) RELATED PARTY TRANSACTIONS
The Chairman of the Company participates in conducting and providing the Company’s personalized oncology services. During the nine months and three months ended January 31, 2009, the Company paid compensation to the Chairman for these services which are provided in the ordinary course of business. The compensation is on the same basis as services provided by unrelated parties. The Chairman of the Company is a director of certain companies which have entered into contracts for the Company to perform services. During the nine and three months ended January 31, 2009, the Company recorded revenue of $93,493 and $4,057 from these companies. During the nine and three months ended January 31, 2009, the Company recorded revenue of $125,686 and $62,843, respectively, from these companies. As of January 31, 2009, the Company had deferred revenue of $72,764 from these companies. All services provided under these contracts are in the ordinary course of business at prices and on terms and conditions that are the same as those that result from arm’s length negotiations between unrelated parties.
(8) SUBSEQUENT EVENT
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
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
This document contains “forward—looking statements” within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“Exchanges Act”) that inherently involve risk and uncertainties. The Company generally uses words such as “believe,” “may,” “could,” “will,” “intend,” “estimate,” “expect,” “anticipate,” “plan,” “likely,” “promise” and similar expressions to identify forward-looking statements. One should not place undue reliance on these forward-looking statements. The Company’s actual results could differ materially from those anticipated in the forward-looking statements for many unforeseen factors, which may include, but are not limited to, changes in general economic conditions, the ongoing threat of terrorism, ability to have access to financing sources on reasonable terms and other risks. Those risks include, but are not limited to, the risks identified in our periodic reports filed with the Securities and Exchange Commission, including our most recent Annual Report on form 10-KSB. Although the Company believes the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and the Company’s future results, levels of activity, performance or achievements may not meet these expectations. The Company does not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in the Company’s expectations, except as required by law.
Restatement
The Company has restated its condensed consolidated financial statements as of January 31, 2009 and April 30, 2008 and for the three and nine month periods ended January 31, 2009 and 2008. This restatement related to two items.
The first item the Company identified was an error in its accounting for stock based compensation related to stock options issued to non-employees for consulting services. Previously, the Company recognized a “contra equity” account called prepaid consulting for the fair value of the unvested stock based compensation awards. This prepaid consulting balance was amortized to compensation expense over the options vesting term. Additionally, when certain non-employees were hired as permanent employees, no modification to the accounting for their previously issued stock based compensation award was considered. Finally, the Company considered the grant date to be the measurement date for options awards issued to non-employees when no performance commitment existed. Upon further review and analysis of the relevant accounting literature related to stock based compensation, we determined the balance sheet should not present the fair value of the unvested portion of awards issued to non-employees as the awards were not fully vested when granted. Additionally, as no performance commitment existed as of the grant date, the measurement date related to non-employee stock option grants should have been measured at the date the non-employees performance was completed, or over the respective options vesting term. Lastly, when non-employees, who had previously received stock options, were hired as permanent employees, the unvested compensation should have been recognized as stock based compensation expense ratably over the remaining vesting period on a prospective basis.
The second item the Company identified related to an error in our accounting for revenues and expenses related to a vaccine program we participate in. Previously, we recognized vaccine revenues on a proportional performance revenue recognition method of accounting for service contracts. Under this approach the Company recognized a percentage of the gross contract value upon implantation of a patient’s tumor into immune deficient mice and the remaining deferred revenue upon delivery of the tumor to a separate third party who performs other services under the vaccine program. In addition, the Company expensed 100% of refundable upfront costs paid to third party contractors for services under the vaccine program they would deliver at a future date. Upon further review and analysis of the relevant accounting literature related to revenue recognition, we determined that revenue should be recognized when the final deliverable is delivered, which in our case is the vaccine to the patient, or the vaccine program period expires. With respect to the upfront costs that the Company pays to the other contractors participating in the program, it was determined that these costs should be capitalized as refundable advance payments and recognized ratably as the services are performed.
Note 2 to our restated condensed consolidated financial statements describes the nature of the restatement adjustments and details the impact of the restatement on our condensed consolidated financial statements as of January 31, 2009 and April 30, 2008 and the three and nine month periods ended January 31, 2009 and 2008.
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

We are leveraging our preclinical platform to evaluate oncology drug candidates and to develop a portfolio of novel or repositioned drug candidates through pre—clinical or early clinical trials. As drugs progress through this early stage of development, the Company plans to sell, partner or license them to pharmaceutical and/or biotechnology companies, as appropriate. We believe this strategy will enable us to leverage the competencies of these partners or licensees to maximize our return on investment in a time frame that is shorter than for traditional drug development. We believe that this model is unlike that of many new biotechnology companies that look to bring the process of drug development through all phases of discovery, development, regulatory approvals, and marketing, which requires a very large financial commitment and a long development period, typically more than a decade, to commercialize. Thus far we have acquired two oncology drug candidates and we have begun preclinical development of the lead candidate, SG410, through the use of contract facilities. We have secured preclinical supply of SG410 drug substance and it is our intention to develop a soluble form of the compound and evaluate its efficacy in Biomerk Tumorgrafts from several cancer types. If results are promising it is our intention to continue preclinical development and then sell, partner or license SG410 for its remaining clinical development.
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
Three Months Ended January 31, 2009 and 2008
Revenues (Restated): For the three months ended January 31, 2009, the Company’s revenues from operations totaled $983,300, compared to $624,940 for the similar period a year ago, an increase of 57%. For the 2009 period, we derived most of our revenues from personalized oncology Services and a lesser amount from the Company’s Preclinical eValuation business. For the period ended January 31, 2008, all revenues were derived from our Personalized Oncology business. The overall increase in our personalized oncology business is attributable to the success of our business development program to inform more physicians about the services we offer, and their use of additional services such as development and testing of Personalized Tumorgrafts. As the Company expands its personalized oncology business we are also seeing an increase from pharmaceutical companies who are contracting with our Company for preclinical eValuation services.
At January 31, 2009, we had deferred revenues of $1,429,985 which represents payments received from customers for personalized oncology panels™, Personalized Tumorgraft development and/or testing, Personalized Vaccine™ development, and preclinical eValuation services, including a new contract to perform preclinical eValuation services that have yet to be delivered. The corresponding revenues will be recognized once the services are performed. At January 31, 2008, deferred revenues totaled $300,000 and the year over year increase reflects the continued growth of both customers and the services we offer.
Expenses (Restated): For the three months ended January 31, 2009, the Company’s operating expenses totaled $1,568,120 compared to $314,490 for the similar period a year ago, an increase of 399%.
•	Research and development expenses (Restated): For the three months ended January 31, 2009, research and development expenses were $435,274 and zero for the same period in 2008. The increase was due to the Company’s efforts to build its preclinical platform, build its drug pipeline and develop its drug, SG410. Research and development expenses consist of consultants, Tumorgraft acquisition costs, their subsequent propagation, maintenance and storage, salaries and related benefits, and travel. Business development expenses incurred relate to salaries and related benefits, consultants, legal and travel for activities directed towards building our drug pipeline.

•	Personalized oncology and preclinical expenses (Restated): For the three months ended January 31, 2009, personalized oncology and preclinical expenses totaled $669,610, compared to $201,222 for the similar period a year ago, an increase of $468,388 or 233%. These costs were primarily for conducting the Company’s personalized oncology services, including salaries and related benefits, medical information panels which include honoraria, travel and testing procedures. During the 2009 quarter the Company also entered into an agreement with a pharmaceutical company whereby the Company purposely reduced its gross margin on preclinical eValuation services revenues in exchange for a royalty agreement on future sales for a specific indication of the compound being tested.

•	General and administrative expenses (Restated): For the three months ended January 31, 2009, general and administrative expenses were $463,236 compared to $113,268 for the same period in 2008, an increase of $349,968 or 309%. Expenses increased as the Company continued to expand and build out its management team and meet the requirements of a publicly traded company. Expenses included salaries and related expenses, legal, audit, occupancy, marketing, investor relations and consulting.
Net Loss (Restated): The Company’s net loss for the three months ended January 31, 2009 was $563,772 compared to net income of $316,514 for the similar period in 2008. As explained above, the net loss for the three months ended January 31, 2009 was primarily attributable to the investments the Company continues to make as it expands into various product lines within its personalized oncology business, make investments in its business development team in order to indentify drug candidates which it will license, building out a comprehensive preclinical Biomerk Tumorgraft platform and building out its management team.
Nine Months Ended January 31, 2009 and 2008
Revenues (Restated): For the nine months ended January 31, 2009, the Company’s revenues from operations totaled $2,700,589, compared to $874,490 for the similar period a year ago, an increase of $1,825,649 or 209%. For the 2009 period, we derived most of our revenues from personalized oncology services and a growing percentage of revenue from the Company’s preclinical evaluation business. For the same period ending January 31, 2008, 100% of revenues were derived from our personalized oncology business. The overall increase in the personalized oncology business is attributable to a greater demand for our services and the additional products such as Personalized Tumorgraft development and testing we now offer in our second year of operations. The Company began offering preclinical eValuation services over the past nine months and has entered into several agreements with pharmaceutical companies who are testing their product candidates on our Biomerk Tumorgrafts.
At January 31, 2009 we had deferred revenues of $1,429,985 which represents payment received from customers for personalized oncology panels, Personalized Tumorgraft development and/or testing, personalized vaccine development, and preclinical eValuation services that have yet to be delivered. At January 31, 2008, deferred revenues totaled $300,000. The increase reflects the continued growth of both customers and product we offer in our second full year of operations.
Expenses (Restated): For the nine months ended January 31, 2009, the Company’s operating expenses totaled $3,622,726 compared to $1,118,296 for the similar period a year ago, an increase of $2,504,430 or 224%.
•	Research and development expenses (Restated): For the nine months ended January 31, 2009, research and development expenses were $1,071,841 compared to $105,910 for the same period in 2008, an increase of 912%. The increase was mainly attributable to the fact that the Company did not have any significant research and development efforts ongoing in the 2008 time period other then the purchase of a limited supply of Tumorgrafts. Research and development expenses incurred for the 2009 time period consist of salaries and related expenses, stock compensation charges, consultants, travel, Tumorgraft acquisition costs and their subsequent propagation, storage and maintenance. In addition we began to build out our business development team that is tasked with identifying and securing the Company’s future drug pipeline.

•	Personalized oncology and preclinical expenses (Restated): For the nine months ended January 31, 2009, personalized oncology and preclinical expenses totaled $1,387,796 compared to $281,784 for the same period in 2008, an increase of $1,106,012 or 393%. Personalized oncology expenses incurred for the nine months ended January 31, 2009 consisted mainly of salaries and related employee benefits, stock based compensation, and the costs of conducting panels which include honoraria, travel and related testing procedures. With respect to preclinical expenses, the Company incurred expenses related to the propagation and testing of Biomerk Tumorgrafts. The Company did not have any expenses related to its preclinical business in the 2008 time period.

•	General and administrative expenses (Restated): For the nine months ended January 31, 2009 general and administrative expenses were $1,163,089 compared to $730,602 for the similar period in 2008, an increase of $432,487 or 59%. General and administrative expenses saw a significant increase mainly due to the fact that the Company was in a start up mode during the 2008 time frame with a limited staff and resources. The increase for these factors was partially offset by lower share based compensation of $323,563 for the nine months ended January 31, 2009 compared to $510,259 for the same period in 2008. In the 2009 time period the Company continued to build out its corporate infrastructure. General and administrative expenses included salaries and related employee benefits, stock based compensation, investor relations, marketing, rent, supplies, legal, accounting and recruiting expenses.

Overall, expenses will continue to increase as the Company builds out its executive and management teams, continues to build out its infrastructure needed in a public environment and has growth in its various lines of business.
Net Loss (Restated): The Company’s net loss for the nine months ended January 31, 2009 was $855,260 compared to $227,298 for the nine months ending January 31, 2008. As explained above in the Company’s analysis of revenues and expenses, the major reason for the net loss was the continued investments being made with respect to the overall corporate infrastructure, investments in developing our preclinical Tumorgrafts and joint development agreements and the expenses incurred as a result of being a public company.
FINANCIAL CONDITION AND LIQUIDITY
The Company’s cash position on January 31, 2009 was $2,624,866 compared to $3,709,136 as of April 30, 2008. For the nine months ended January 31, 2009 the net cash used in operations totaled $48,117.
The Company’s working capital at January 31, 2009 was $2,185,611 compared to $2,748,141 at April 30, 2008. In November 2008 the company purchased a Certificate of Deposit in the amount of $1,000,000 which is earning interest at 3.9% and matures in June 2009.
The Company raised capital in April 2008 totaling $2,500,000 in a private investment financing.
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
PART II—OTHER INFORMATION

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
Item 6. Exhibits

Exhibit No.

10.1
Lease between Champions Biotechnology, Inc. and 855 N. Wolfe Street, LLC dated January 30, 2009 for office and laboratory space in the Science and Technology Park at Johns Hopkins located at 855 N. Wolfe Street, Suite 616, Baltimore, Maryland*

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certifications

*  Previously filed

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

10.1
Lease between Champions Biotechnology, Inc. and 855 N. Wolfe Street, LLC dated January 30, 2009 for office and laboratory space in the Science and Technology Park at Johns Hopkins located at 855 N. Wolfe Street, Suite 616, Baltimore, Maryland*

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certifications

*  Previously filed