Form 10-K
period 2009-04-30
CHAMPIONS BIOTECHNOLOGY, INC.
filed 2009-08-27
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
Mark One

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-17263
CHAMPIONS BIOTECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1401755

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
855 N. Wolfe Street, Suite 619, Baltimore, MD 21205
(Address of principal executive offices, including zip code)
1400 N. 14th Street, Arlington, VA 22209
(Former address of principal executive offices)
(410) 369-0365
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.001 per share
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, or in any definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. ☐
Indicated by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(do not check if a smaller reporting company)
Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Company’s common stock is listed on the Over-The-Counter Bulletin Board under the stock ticker symbol “CSBR.” The aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant based on the average bid and asked price on October 31, 2008, was approximately $5,175,000.
As of August 19, 2009, the Registrant had a total of 32,615,185 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

As used in this Annual Report on Form 10-K, “Champions Biotechnology,” “Champions,” “Company,”, “we,” “ours,” and “us” refer to Champions Biotechnology, Inc. and its subsidiaries, except where the context otherwise requires or as otherwise indicated.
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“Exchanges Act”) that inherently involve risk and uncertainties. The Company generally uses words such as “believe,” “may,” “could,” “will,” “intend,” “estimate,” “expect,” “anticipate,” “plan,” “likely,” “should” and similar expressions to identify forward-looking statements. Forward-looking statements in this Annual Report include statements about our business strategies and product and services development activities, including the anticipated benefits and risks associated with those strategies as well as statements about the sufficiency of our capital resources. One should not place undue reliance on these forward-looking statements. The Company’s actual results could differ materially from those anticipated in the forward-looking statements. Although the Company believes the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and the Company’s future results, levels of activity, performance or achievements may not meet these expectations. The Company does not intend to update any of the forward-looking statements after the date of this document to conform these statements to actual results or to changes in the Company’s expectations, except as required by law. As a result of these and other factors, our stock price may fluctuate dramatically.
PART I

Item 1.	Business
Development of Business
Champions Biotechnology, Inc. was incorporated as a merger and acquisition company under the laws of the State of Delaware on June 4, 1985, under the name “International Group, Inc.” In September 1985, the Company completed a public offering and shortly thereafter acquired the world-wide rights to the Champions sports theme restaurant concept and changed its name to “Champions Sports, Inc.” In 1997, the Company sold its Champions service mark and concept to Marriott International, Inc. and until 2005, was a consultant to Marriott International, Inc. and operated one Champions Sports Bar Restaurant. In January 2007, the Company changed its business direction to focus on biotechnology and subsequently changed its name to Champions Biotechnology, Inc. In February 2007, the Company acquired the patent rights to two Benzoylphenylurea (BPU) sulfur analog compounds (SG410). On May 18, 2007, the Company acquired Biomerk, Inc. by issuing 4,000,000 unregistered shares of our common stock. On April 30, 2008, the Company issued 1,428,572 unregistered shares of our common stock at $1.75 per share pursuant to the terms of a private investment financing. In March 2009, the Company formed Champions Biotechnology UK, Limited, a wholly owned subsidiary, in order to establish a marketing operation in the United Kingdom and Israel.
Current Business
The Company is engaged in the development of advanced preclinical platforms and predictive tumor specific data to enhance and accelerate the value of oncology drugs. The Company’s preclinical platform is a novel approach based upon the implantation of primary human tumors in immune deficient mice followed by propagation of the resulting xenografts (Biomerk Tumorgrafts™) in a manner that preserves the biological characteristics of the original human tumor. The Company believes that Biomerk Tumorgrafts closely reflect human cancer biology and their response to drugs is more predictive of clinical outcomes in cancer patients. The Company is building its Biomerk Tumorgraft platform through the procurement, development and characterization of numerous Tumorgrafts within several types of cancers. Tumorgrafts are procured through agreements with institutions in the United States and Europe and developed and tested through agreement with a U.S. based preclinical contract research organization.

We intend to leverage our preclinical platform to evaluate and to develop a portfolio of oncology drug candidates through preclinical trials. The Company then plans to sell, partner or license such drug candidates to pharmaceutical and/or biotechnology companies. We believe this strategy will enable the Company to leverage the competencies of these partners to maximize the Company’s return on investment in a shorter time frame than traditional drug development. The Company believes that the use of our Tumorgraft models in the preclinical development of oncology drugs is unlike that of many other biotechnology companies that look to bring the process of drug development through all phases of discovery, development, regulatory approvals, and marketing. Our model does not requires a very large financial commitment or a long development period, typically more than a decade, to realize a return on our drug candidate investments. Thus far we have acquired two oncology drug candidates of which we have begun preclinical development through the use of contract facilities on the most promising candidate, SG410. We have secured a preclinical supply of SG410, more recently developed a soluble form of the compound and plan to evaluate its efficacy in Biomerk Tumorgrafts from several cancer types. The Company recently entered into a Joint Development and Licensing Agreement with a third party for the development of a soluble form of SG410. Under this Agreement, the third party is entitled to milestone payments upon the success of certain regulatory approvals and royalty payments on net sales of the licensed product. If results are promising it is our intention to continue preclinical development and then sell, partner or license SG410 for its remaining clinical development.
The Company also offers its Biomerk Tumorgraft predictive preclinical platform and tumor specific data to other biotechnology and pharmaceutical companies to provide information that may enhance their drug development pipeline through the evaluation of oncology drugs in a platform that integrates predictive testing with biomarker discovery. We provide Personalized Oncology Services (“POS”) to physicians in the field of oncology by establishing and administering expert medical information panels for their patients to analyze medical records and test results, to assist in understanding conventional and experimental options and to identify and arrange for testing, analysis and study of the patients’ cancer tissues, as appropriate. Additionally, Champions offers Personalized Tumorgraft™ development and drug studies as part of its POS whereby physicians can evaluate the effects of cancer therapies on their patients’ tumorgrafts enabling them to better select treatment regimens that may be most efficacious to the patient. In the year ended April 30, 2009, our revenues from POS grew 134%.
During the fiscal year ended April 30, 2009, we began to offer leading pharmaceutical and biotechnology companies the benefits of our Biomerk Tumorgrafts for their preclinical evaluation programs. Our Preclinical eValuation services may be predictive of clinical outcomes and may provide for a faster and less expensive path for drug approval. These services utilize Biomerk Tumorgrafts to evaluate tumor sensitivity/resistance to various single and combination standard and novel chemotherapy agents. The Preclinical eValuation services we offer also include biomarker discovery and the identification of novel drug combinations. In the fourth quarter of fiscal year 2008, the Company established an agreement with a leading drug development company (“The Drug Company”) for the preclinical evaluation of certain therapeutic antibodies in the drug company’s clinical development pipeline. As part of the agreement, The Drug Company will utilize our Biomerk Tumorgrafts in the initial preclinical evaluation. We are currently providing services or in discussions to provide Preclinical eValuation services to a number of other companies. During fiscal year 2009, the Company continued to expand its Preclinical eValuation business and had four customers under contract.
Operations
For the fiscal year ended April 30, 2009, the Company generated operating revenue of $3,710,000, comprised of $3,278,000 from Personalized Oncology services and $432,000 Preclinical eValuation services.

Competition
Competition in the biotechnology industry is intense and based significantly on scientific, technological and market forces. These factors include the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain government approval for testing, manufacturing and marketing. The Company faces significant competition from other biotechnology companies. The majority of these competitors are and will be substantially larger than the Company, and have substantially greater resources and operating histories. There can be no assurance that developments by other companies will not render our products or technologies obsolete or noncompetitive or that we will be able to keep pace with the technological or product developments of our competitors. These companies, as well as academic institutions, governmental agencies and private research organizations also compete with us in recruiting and retaining highly qualified scientific, technical and professional personnel and consultants.
Our Preclinical Platform is proprietary and requires significant know-how to both initiate and operate, but is not patented. It is, therefore, possible for competitors to develop other implantation procedures or to discover the same procedures utilized by the Company that could compete with the Company in its market.
Patent Applications
It is the Company’s intention to protect its proprietary property through the filing of U.S. and international patent applications, both broad and specific, where necessary and reasonable. In February 2007, the Company acquired the patent applications to two Benzoylphenylurea (BPU) sulfur analog compounds that have shown promising potent activity against invitro and invivo models of prostate and pancreatic cancers. The acquired rights include pending U.S. Patent Application no. 11/673,519 and corresponding international patent application (PCT/US2006/014449) filed under the Patent Cooperation Treaty (PCT), both entitled Design and Synthesis of Novel Tubulin Polymerization Inhibitors: Benzoylphenylurea (BPU) Sulfur Analogs.
Research and Development
For the fiscal years ended April 30, 2009 and 2008, the Company spent approximately $1,721,000 and $200,000, respectively, on research and development to develop our preclinical platform and expand our Preclinical eValuation Platform.
Government Regulation
The research, development, and marketing of the Company’s products are subject to federal, state, local, or foreign legislation or regulation, including the interpretation of and compliance with existing, proposed, and future regulatory requirements imposed by the U.S. Food and Drug Administration (“FDA”) in the United States and by comparable authorities in other countries. The costs of bringing new drugs through the regulatory approval process and to the market are extremely high, and the Company plans to sell, partner or license its drug candidates to pharmaceutical and/or biotechnology companies, as appropriate prior to pursuing the FDA approval necessary to commercially market its drug candidates.
Employees
As of April 30, 2009, the Company had 11 full-time employees.
Available Information
The Company makes available free of charge on or through its internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The Company’s website address is www.championsbiotechnology.com.

Item 1A.	Risk Factors.
You should carefully consider the risks described below together with all of the other information included in this report. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known or those we currently consider insignificant may also impair our business operations in the future.
We historically have lost money, expect losses for the foreseeable future, require significant capital and may never achieve profitability.
We historically have lost money. For the fiscal years ended April 30, 2009 and 2008, the Company had a net loss of $2,242,000 and $411,000, respectively. As of April 30, 2009, the Company has an accumulated deficit of $9,757,000.
The amount of these losses may vary significantly from year-to-year and quarter-to-quarter and will depend on, among other factors:
•	the timing and cost of development for our preclinical platform, products and technology;

•	the progress and cost of preclinical and possibly early phase clinical development programs;

•	the cost of building out our Preclinical eValuation Tumorgraft platform;

•	the cost and rate of progress toward growing our Personalized Oncology service businesses;

•	the cost of securing and defending our intellectual property;

•	the timing and cost of obtaining necessary regulatory approvals;

•	the cost of expanding and building out the infrastructure of our U.S. and overseas operations;

•	the cost incurred in hiring and maintaining qualified personnel; and

•	the costs of any future litigation of which we may be subject.

•	the cost of adopting the provisions of section 404 fo the Sarbenes-Oxley Act.
Currently, the Company derives revenue from two sources: Personalized Oncology Services and Preclinical eValuation Services, while we pursue drug development contracts. All of these business activities require significant capital expenditures, and we have limited sources of revenue to off-set such expenditures. Accordingly, we expect to generate operating losses in the future until such time as we are able to generate more significant revenues.
To become profitable, we will need to generate revenues to off-set our operating costs, including our general and administrative expenses. We may not achieve or, if achieved, sustain our revenue or profit objectives, and our losses may increase in the future, and, ultimately, we may have to cease operations.
In order to grow revenues, we must invest capital to successfully develop our drug candidates and expand our Preclinical eValuation Tumorgraft platform. Our products may never achieve market acceptance and we may never generate significant revenues or achieve profitability. If we must devote a substantial amount of time to raising capital, it will delay our ability to achieve our business goals within the time frames that we now expect, which could increase the amount of capital we need. In addition, the amount of time expended by our management on fund raising distracts them from concentrating on our business affairs.

Our initial proposed drug products are in the early development stages and will likely not be commercially introduced for many years, if at all.
Our proposed initial drug products, specifically two Benzoylphenylurea (BPU) sulfur analog compounds are still in the early development stage and will require further development, preclinical and early phase clinical testing and investment prior to our ability to sell, license or partner with pharmaceutical and/or biotechnology companies. Such partnership, divestiture or license agreement may have contingencies for their possible commercialization in the United States and abroad. We cannot be sure that these products in development will:
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
We have never marketed, sold or distributed a product and may need to rely on third parties to successfully market and sell our products and generate revenues.
If we were to receive regulatory approval for our drug candidates, we will have to build a marketing function or enter into agreements with contract sales organizations to market our products. Our ability to gain market acceptance and generate revenues will be substantially dependent upon our ability to build a marketing function and /or enter into such agreements on favorable terms and to manage the efforts of those employees or service providers, as the case may be.
We have very limited staffing and will continue to be dependent upon key employees.
Our success, currently, is dependent upon the efforts of 11 employees, the loss of the services of one or more of which could have a material adverse affect on our business and financial condition. We intend to continue to develop our management team and attract and retain qualified personnel in all functional areas to expand and grow our business. This may be difficult in the biotechnology industry where competition for skilled personnel is intense, even as the United States sees an overall downturn in its economy.
Because our industry is very competitive and many of our competitors have substantially greater capital resources and more experience in research and development, we may not succeed in developing our products and technologies and having them brought to market.
We are engaged in a rapidly changing and highly competitive field. Potential competitors in the United States and abroad are numerous and include pharmaceutical and biotechnology companies, most of which have substantially greater capital resources and more experience in research and development than us. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval or commercializing of similar and competing drug candidates before we do. We will compete with companies with greater marketing and manufacturing capabilities, areas in which we have limited or no experience. We compete in a market that has a less than 10% success rate in bringing new products to market.
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

Not only will the Company face competition from well established companies, new companies will likely enter our market as scientific developments surrounding other cancer therapies continue to accelerate in the multibillion dollar oncology marketplace.
If we are unable to protect our intellectual property, we may not be able to compete as effectively.
It is important in the biotechnology industry to obtain patent and trade secret protection for new technologies, products and processes. Our success will depend, in part, upon our ability to obtain, enjoy and enforce protection for any products we develop or acquire under United States and foreign patent laws and other intellectual property laws, preserve the confidentiality of our trade secrets and operate without infringing the proprietary rights of third parties.
Where appropriate, we will seek patent protection for certain aspects of our technology. However, our owned and licensed patents and patent applications may not ensure the protection of our intellectual property for a number of reasons, including:
•
Our preclinical platform is proprietary and requires significant know-how to both initiate and operate, but is not patented. It is, therefore, possible for competitors to develop other implantation procedures or to discover the same procedures utilized by the Company that could compete with the Company in its market.

•
If we are successful in obtaining our patents, competitors may interfere with our patents and patent process in a variety of ways. Competitors may claim that they invented the claimed invention before us or may claim that we are infringing on their patents and, therefore, we cannot use our technology as claimed under our patent. Competitors may also have our patents reexamined by showing the patent examiner that the invention was not original or novel or was obvious.

•
We are in the process of developing our proposed products and technologies. The mere receipt of a patent does not necessarily provide practical protection. If we receive a patent with a narrow scope, then it will be easier for competitors to design products that do not infringe on our patent. Even if the development of our proposed products is successful and approval for sale is obtained, there can be no assurance that applicable patent coverage, if any, will not have expired or will not expire shortly after this approval. Any expiration of the applicable patent could have a material adverse effect on the sales and profitability of our proposed product.

•
Obtaining and enforcing patents is expensive and may require significant time by our management. In litigation, a competitor could claim that our issued patents are not valid for a number of reasons. If the court agrees, we would lose protection on products covered by those patents.

•
We also may support and collaborate in research conducted by government organizations or universities. We cannot guarantee that we will be able to acquire any exclusive rights to technology or products derived from these collaborations. Obtaining the required or necessary licenses or rights from such collaborative research can be time consuming and expensive. If we do not obtain required licenses or rights, we could encounter delays in product development while we attempt to design around other patents or we may be prohibited from developing, manufacturing or selling products requiring these licenses. There is also a risk that disputes may arise as to the rights to technology or products developed in collaboration with other parties.

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
Even if our proposed products obtain required regulatory approvals, the success of those products is dependent upon market acceptance by physicians and patients. Levels of market acceptance for our new products could be impacted by several factors, including:
•	the availability of alternative products from competitors;

•	the price of our products relative to that of our competitors;

•	the timing of our market entry; and

•	the ability to promote our products effectively against well funded companies that have more experience in the marketing of approved drugs.
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
The biotechnology industry is subject to regulation by various federal and state governmental authorities. For example, we must comply with FDA requirements with respect to the development of our proposed products and our early clinical trials, and if any of our proposed products are approved, the manufacture, labeling, sale, distribution, marketing, advertising and promotion of our products. Failure to comply with FDA and other governmental regulations can result in fines, disgorgement, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA’s review of New Drug Applications (“NDA’s”), enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Despite our efforts at compliance, there is no guarantee that we may not be deemed to be deficient in some manner in the future. If we were deemed to be deficient in any significant way, our business, financial position and results of operations could be materially affected.
If our CRO facility that handles a majority of our Preclinical eValuation studies and Tumorgraft platform development is damaged or destroyed, our business would be negatively affected.
We currently utilize a Contract Research Organization (“CRO”) to perform a majority of our tumor studies and develop and bank our tumorgraft platform. If that facility were to be significantly damaged or destroyed, we could suffer a loss of some our ongoing and future drug studies as well as our Tumorgraft bank. While we believe that our CRO has risk management procedures in place and is insured against damage, such an event would delay timelines and require additional time to restore operations back to the baseline. Additional means are being put into place whereby our tumorgraft bank will be housed in two different states to avoid a catastrophic event damaging our tumorgraft bank.

Your investment in our common stock may be diluted if we issue additional shares in the future.
We may issue additional shares of common stock, which would reduce your percentage ownership and may dilute your share value. Our Certificate of Incorporation authorizes the issuance of 50,000,000 shares of common stock. As of August 19, 2009, we had 33,578,903 shares of common stock issued and 32,615,185 shares outstanding. The future issuance of all or part of the remaining authorized common stock would result in substantial dilution in the percentage of the common stock held by existing shareholders. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by existing shareholders, and might have an adverse effect on any trading market for our common stock.
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
Our stock price is volatile.
The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price they paid for it. The market price for our common stock may be influenced by many factors, including:
•	results of clinical trials of our drug candidates or those of our competitors:

•	regulatory development in the United States and foreign countries;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the healthcare payment system;

•	announcements by us of significant acquisition, strategic partnerships, joint ventures or capital commitments;

•	sales of significant shares of stock by large investors;

•	significant 8-K disclosures such as a change in management or the need to restate prior audits;

•	intellectual property, product liability, or other litigation against us;

•	the loss of a key development partner or CRO; and

•	the other key facts described in this “Risk Factors” section.
Our common stock may be deemed a “penny stock,” which would make it more difficult for you to sell your shares.
Our common stock may be subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The penny stock rules apply to companies whose common stock is not listed on the NASDAQ Stock Market or another national securities exchange and trades at less than $5.00 per share or that have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stock to persons other than “established customers” complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our common stock. Because our common stock is subject to the penny stock rules, you may find it more difficult to dispose of the shares of our common stock that you have purchased.

Material weakness or deficiencies in our internal control over financial reporting could harm stockholder and business confidence in our financial reporting, our ability to obtain financing, and other aspects of our business.
Our management evaluated the effectiveness of the design and operation of our disclosures controls and procedures as of the fiscal year ended April 30, 2009 and concluded that our disclosure controls and procedures were not effective as of those dates, because of material weakness in our internal control over financial reporting. A material weakness is a control deficiency, or combination of control deficiencies that results in more than a remote likelihood that material misstatement of the annual or interim financial statements will not be prevented or detected. During the 2008 audit, our independent registered public accounting firm identified a material weakness in our internal control over financial reporting. This material weakness consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.
On June 26, 2009 the Company filed a Form 8K disclosing the fact that the Company’s April 30, 2008 Form 10-KSB included financials that could no longer be relied on due to identifying errors in reporting for stock-based compensation. The Company subsequently filed a Form 10-KSB/A in August 2009, detailing the reasons behind the material weakness and restatement.
During fiscal 2009, the Company also identified material weaknesses in the application of U.S. GAAP to share based compensation issued to non-employee consultants, accounting for revenue recognition and prepaid costs under the personalized oncology cancer vaccine development services agreements, and the Company’s financial statement close process, which have been discussed in more detail in Item 9A(T). As a result of this restatement and material weaknesses, customers, stockholders and other potential investors could lose confidence in our financial reporting which could adversely impact the availability and cost of capital as well as other aspects of our business.
Certain provisions of Delaware law and of our charter and bylaws contain provisions that could delay and discourage takeover attempts and any attempts to replace our current management by shareholders.
Certain provisions of our certificate of incorporation and bylaws, and applicable provisions of Delaware corporate law, could make it difficult for or prevent a third party from acquiring control of us or changing our Board of Directors and management. These provisions include:
•	the ability of our Board of Directors to issue preferred stock with voting or other rights or preferences;

•	the inability of stockholders to act by written consent; and

•
requirements that our stockholders comply with advance notice procedures in order to nominate candidates for election to our Board of Directors or to place stockholders’ proposals on the agenda for consideration at meetings of stockholders.

Insiders own a significant amount of the outstanding common stock
Insiders own a significant amount of our outstanding common stock which could discourage takeover attempts.

Item 2.	Properties.
The Company leases office and laboratory space at 855 N. Wolfe Street, Suite 619, Baltimore, MD 21205 and office space at 2050 E. ASU Circle, Suite 103, Tempe, AZ 85284. The Company’s aggregate rental payments are $10,200 per month.

Item 3.	Legal Proceedings.
None.

Item 4.	Submission of Matters to a Vote of Security Holders.
None.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Principal Market or Markets
The following information sets forth the high and low quotation price for the Company’s common stock for each quarter within the last two fiscal years. The Company’s common stock (symbol CSBR) is traded over-the-counter (OTC) and quoted on the electronic Bulletin Board maintained by the National Association of Securities Dealers. The quotations represent prices between dealers and do not reflect the retailer markups, markdowns or commissions, and may not represent actual transactions. The Company’s securities are presently classified as “Penny Stocks” as defined by existing securities laws. This classification places significant restrictions upon broker-dealers desiring to make a market in such securities.

	Common Stock
	High	Low
	$	$

Fiscal 2009
First Quarter	1.40	0.60
Second Quarter	1.15	0.25
Third Quarter	1.19	0.33
Fourth Quarter	1.25	0.71

	High	Low
	$	$

Fiscal 2008
First Quarter	0.80	0.26
Second Quarter	2.15	0.35
Third Quarter	1.90	0.80
Fourth Quarter	1.50	0.77
Approximate Number of Holders of Common Stock
As of August 10, 2009, there were approximately 2,100 record holders of the Company’s common stock.
Dividends
Holders of our common stock are entitled to receive such dividends as may be declared by the Company’s Board of Directors. No dividends have been paid with respect to the Company’s common stock and no dividends are anticipated to be paid in the foreseeable future. Any future decisions as to the payment of dividends will be at the discretion of the Company’s Board of Directors, subject to applicable law.
Securities Authorized for Issuance Under Equity Compensation Plans
The information regarding securities authorized for issuance under our equity compensation plans is disclosed in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales by the Company of Unregistered Securities
On April 30, 2008, the Company issued 1,428,572 unregistered shares of the Company’s common stock at $1.75 per share, for a total of $2,500,000, pursuant to the terms of a private investment financing. The shares were issued to two non-US subscribers outside the United States. All the unregistered shares issued in this offering were issued in a “private transaction” exempt from registration pursuant to Regulation S of the Securities Act of 1933. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation. The Company received, from each of the two subscribers, a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares with any buyer. No offer was made or accepted in the United States and the share certificates representing the shares were issued bearing a legend with the applicable trading restrictions.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis is provided to further the reader’s understanding of the consolidated financial statements, financial condition and results of operations of the Company. This discussion should be read in conjunction with the consolidated financial statements and the accompanying notes included in this Annual Report on Form 10-K.
Overview
In January 2007, the Company changed its business direction to focus on biotechnology and changed its name to Champions Biotechnology, Inc. The Company is engaged in the development of advanced preclinical platforms and predictive tumor specific data to enhance and accelerate the value of oncology drugs. The Company’s Preclinical eValuation Platform is a novel approach based upon the implantation of primary human tumors in immune deficient mice followed by propagation of the resulting xenografts (Biomerk Tumorgrafts™) in a manner that preserves the biological characteristics of the original human tumor. The Company believes that Biomerk Tumorgrafts closely reflect human cancer biology and their response to drugs is more predictive of clinical outcomes in cancer patients. The Company is building its Biomerk Tumorgraft platform through the procurement, development and characterization of numerous Tumorgrafts within several types of cancers. Tumorgrafts are procured through agreements with institutions in the United States and Europe and developed and tested through agreement with a U.S. based preclinical CRO.
The Company also offers its Biomerk Tumorgraft predictive Preclinical eValuation Platform and tumor specific data to physicians to provide information that may enhance personalized patient care options and to companies for evaluation of oncology drugs in a platform that integrates predictive testing with biomarker discovery. In providing patient care options the Company administers expert medical panels with participants that are selected based on the patient’s specific cancer type and condition. A panel typically includes renowned experts from each of the disciplines that may be critical to the patient’s status and treatment including oncologists, radiologists, surgeons, pathologists and research experts from both academia and the pharmaceutical/biotechnology industry. Experts review various treatment approaches designed to maximize options available to the treating physician. In addition we offer Personalized Tumorgrafts from the respective patient’s tumor. To accomplish this, the physician obtains a sample of the patient’s tumor which is then immediately implanted in immune deficient mice and propagated in a manner that preserves the biological properties of the original tumor. Development of the Personalized Tumorgrafts may enable extensive in vivo testing of numerous novel and standard drugs and drug combinations. This targeted process typically provides data regarding the drug/drug combinations that are the most and least effective. This data may be useful to the patient’s physician in evaluating future treatment options for the patient.
During the year ended April 30, 2009, we began to offer leading pharmaceutical and biotechnology companies the benefits of our Biomerk Tumorgrafts for their preclinical evaluation programs. Our Preclinical eValuation services may be more predictive of clinical outcomes and may provide for a faster and less expensive path for drug approval. These services utilize Biomerk Tumorgrafts to evaluate tumor sensitivity/resistance to various single and combination standard and novel chemotherapy agents. The Preclinical eValuation services we offer also include biomarker discovery and the identification of novel drug combinations.

We intend to leverage our preclinical platform to evaluate and develop a portfolio of oncology drug candidates through pre-clinical trials. The Company then plans to sell, partner or license such drug candidates to pharmaceutical and/or biotechnology companies. We believe this strategy will enable the Company to leverage the competencies of these partners to maximize the Company’s return on investment in a relatively short time frame. The Company believes that this model is unlike that of many new biotechnology companies that look to bring the process of drug development through all phases of discovery, development, regulatory approvals, and marketing. Our model does not require a very large financial commitment or a long development period, typically more than a decade, to realize a return on our drug candidate investments. Thus far we have acquired two oncology drug candidates of which we have begun preclinical development through the use of contract facilities on the most promising candidate, SG410. We have secured a preclinical supply of SG410 and more recently developed a soluble form of the compound and plan to evaluate its efficacy in Biomerk Tumorgrafts from several cancer types. The Company recently entered into a Joint Development and Licensing Agreement with a third party for the development of a soluble form of SG410. Under this Agreement the third party is entitled to milestone payments upon the success of certain regulatory approvals and royalty payments on net sales of the licensed product. To date no royalties or milestone payments have been earned or paid. If results are promising it is our intention to continue preclinical development and then sell, partner or license SG410 for its remaining clinical development.
Results of Operations
Fiscal Years ended April 30, 2009 and April 30, 2008
Revenues:
For the fiscal years ended April 30, 2009 and 2008, the Company’s revenues from operations were $3,710,000, and $1,400,000, respectively, an increase of $2,310,000 or 165%. The increase of $2,310,000 was comprised of $1,878,000 from Personalized Oncology services and $432,000 from our Preclinical eValuation services which began generating revenues during fiscal 2009. For the fiscal year ended April 30, 2008, all of our revenues were generated from our Personalized Oncology business.
Revenues generated in our Personalized Oncology business related to Personalized Oncology Panels™, Tumorgraft implantations and related Tumorgraft studies. The overall increase in the Personalized Oncology business is attributable to a greater demand for our services and the additional service offerings we added in the fiscal year.
Revenues related to the Company’s Preclinical eValuation business represented studies we completed for a number of pharmaceutical and biotech companies where we utilized our Biomerk Tumorgrafts to test against various drugs candidates to show how predictive the drug candidates would be in a clinical setting. The Preclinical eValuation business began generating revenues in fiscal year 2009 and generated no revenues in the fiscal year 2008.

Expenses:
For the fiscal years ended April 30, 2009 and 2008, the Company’s operating expenses were $6,040,000 and $1,840,000, respectively, an increase of $4,200,000 or 228%.
•
Cost of Personalized Oncology Services (CPOS): For the fiscal year ended April 30, 2009 and 2008, CPOS were $1,623,000 and $490,000, respectively, an increase of $1,133,000 or 231%. CPOS expenses consist of salaries, employee related costs, stock-based compensation costs, and the costs of conducting panels which include honoraria, travel, medical testing and related event costs.

In addition, in December 2008, the Company began offering personalized oncology vaccine development services and received a total of $580,000 from the first two clients enrolled in the vaccine development program, which was recorded as deferred revenue. The Company agreed to prepay certain development partners $500,000 related to initial start up costs per these personalized oncology vaccine development service agreements, which was recorded as a prepaid expense. During the fiscal year ended April 30, 2009, we charged approximately $146,000 of the prepaid services under this agreement to CPOS expense for services provided by our development partners.

•
Cost of Preclinical eValuation services: For the years ended April 30, 2009 and 2008, cost of Preclinical eValuation services were $357,000 and zero, respectively. Cost of Preclinical eValuation services consist of salaries, employee benefits, stock based compensation and the costs associated with a CRO that we contract with for propagation and testing of the Biomerk Tumorgrafts.

•
Research and Development: For the years ended April 30, 2009 and 2008, research and development expenses were $1,721,000 and $200,000, respectively, an increase of $1,521,000 or 760%. The increase was mainly attributable to the fact that the Company did not have a significant research and development effort ongoing for a majority of the fiscal 2008 year other then the procurement of a limited supply of Tumorgrafts. Research and development expenses incurred in the 2009 fiscal year represent salaries, related benefits, share-based compensation, consultants, travel, Tumorgraft acquisition costs, and their subsequent propagation, storage, characterization and storage and handling fees. Also included in research and development expense is the cost of a research and development team that is tasked with identifying and securing the Company’s future drug pipeline candidates. These research and development costs consisted mainly of consulting and travel expenses.

•
Impairment of Intangible Assets: During the year ended April 30, 2009, we recorded a $284,000 impairment expense related to the valuation of certain patent rights. The Company’s Polymerization Inhibitors: Benzoylphenylurea (BPU) Sulfur Analogs patent applications were acquired in 2007 and since then the Company has spent approximately $100,000 on ongoing patent legal fees in anticipation of pursuing licensing or development partnering opportunities for these patents. During the fourth quarter of fiscal 2009, the Company identified indicators of impairment in its BPU patents based on changes in the current market conditions and expectations of near term commercialization. SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” requires an impairment loss be recognized for an amortizable intangible asset whenever the net cash in-flow to be generated from an asset is less than its carrying cost. As the Company was unable to determine the timing or amount of net cash in-flow to be generated from a BPU licensing and/or partnering agreement, we were unable to support the carrying value of the intangible asset. Notwithstanding the impairment of the patent rights we are continuing our efforts to perfect the patent and seek licensing and partnering opportunities for further development.

•
General and Administration: For the fiscal years ended April 30, 2009 and 2008, general and administrative expenses were $2,055,000 and $1,150,000, respectively, an increase of $905,000 or 79%. General and administrative expenses saw a significant increase due to the fact that the Company was just beginning to expand operations in fiscal 2008 with only four employees. During fiscal 2009, the Company continued to build out its management team and infrastructure to meet the requirements of a public company. General and administrative expenses included salaries and related benefits, stock-based compensation, audit, legal, insurance, investor relations, marketing and sales, rent and recruiting.

•
Interest Income: Interest income increased to $88,000 for the year ended April 30, 2009 compared to $29,000 for fiscal 2008. The increase of $59,000 was due to the Company investing in a certificate of deposit in fiscal 2009.

Net Loss:
The Company’s net loss for the years ended April 30, 2009 and 2008 was $2,242,000 and $411,000, respectively. The $1,831,000 increase in our net loss for the year ended April 30, 2009 reflects the $1,490,000 increase in service expenses and the $1,521,000 and $905,000 increase in research and development costs and general and administrative expenses, respectively, and an impairment charge of $284,000 offset by a $2,310,000 increase in service revenues and a $59,000 increase in interest income.
Liquidity and Capital Resources
The Company’s available liquid capital as of April 30, 2009, amounted to $2,745,000 (consisting of cash and cash equivalents of $1,728,000 and a certificate of deposit of $1,017,000) compared to $3,709,000 on April 30, 2008. In June 2009, the certificate of deposit matured and was converted to cash.
For the years ended April 30, 2009 net cash used by operations was $888,000 compared to $792,000 provided by operations during the year ended April 30, 2008. The decrease of $1,680,000 in cash provided by operations reflects the $1,831,000 increase in our net loss and a $153,000 decrease in stock-based compensation offset by a net $16,000 increase in cash provided by the change in operating assets and liabilities, a $284,000 charge for impairment of an intangible asset and a $4,000 increase in depreciation expense.
For the years ended April 30, 2009, net cash used in investing activities was $1,150,000 compared to $424,000 provided by investing activities during the year ended April 30, 2008. The $1,574,000 decrease in cash provided by investing activities was due to the purchase of a one year certificate of deposit for $1,107,000, a $10,000 increase in the purchase of intangible asset acquisition costs, and the purchase of equipment and furniture of $69,000 offset by $471,000 of cash received in the acquisition of Biomerk during the year ended April 30, 2008. In June 2009, the certificate of deposit matured and was converted to cash.
For the years ended April 30, 2009 and 2008, net cash provided by financing activities was $57,000 and $2,489,000, respectively. The $2,432,000 decrease was due to the $2,500,000 in cash provided by a private placement sale of common stock during the year ended April 30, 2008 offset by a $24,000 increase in cash provided by the exercise of common stock options and warrants and the decrease of $44,000 in payment of a loan from an officer of the Company.
The Company’s working capital as of April 30, 2009 and 2008 was $1,166,000 and $2,748,000, respectively.
In May 2009, the Board of Directors approved a stock repurchase agreement with a Board member to purchase $281,250 worth of the Company’s common stock held by the Board member over the next five quarters providing that the Board member continues his services under a separate consulting agreement executed in conjunction with the stock repurchase agreement. Under the stock repurchase agreement, the Company will repurchase shares of common stock at the lesser of (a) $0.50 per share or (b) 50% of the average volume-weighted closing price of the stock as quoted on the OTC Bulletin Board for the 30 day trading period ending on the day before the date of each purchase as long as the consulting agreement remains in effect. The Company also may purchase up to 2,250,000 shares of the common stock from the Board member at the discretion of the Company, subject to the above commitment and pricing formula.
In May 2008, the Company paid a Board Member $361,000 for accrued salaries earned when the Company’s earnings were insufficient to pay this Board member’s salary when he was a member of management.
In June 2009, the Company’s Board of Directors authorized management to begin the process of raising additional capital. There can be no assurance that management will be successful in raising capital on terms acceptable to the Company, if at all. The Company’s ability to successfully complete a raise of capital will depend on the condition of the capital markets and the Company’s financial condition and prospects. Even if the Company is able to successfully raise additional capital, such capital could be in the form of debt and could be at high interest rates and/or require the Company to comply with restrictive covenants that limit financial and business activities. In addition, even if the Company is able to successfully raise equity capital, this could dilute the interest of existing shareholders and/or be issued with preferential liquidation, dividend or voting rights to those currently held by the Company’s common stockholders.

Critical Accounting Policies
Revenue Recognition. The Company derives revenue from Personalized Oncology and Preclinical eValuation services. Personal Oncology Services assist physicians by providing information that may enhance personalized treatment options for their cancer patients through access to expert medical information panels and tumor specific data. The Company’s Preclinical eValuation services offer a preclinical tumorgraft platform to pharmaceutical and biotechnology companies using Biomerk Tumorgraft studies, which have been shown to be predictive of how drugs may perform in clinical settings. The Company recognizes revenue when the four basic criteria of the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”) are met: 1) a contract has been entered into with our customers; 2) delivery has occurred or services rendered to our customers; 3) the fee is fixed and determinable as noted in the contract; and 4) collectability is reasonably assured, as fees for services are received in full upon execution of the contract. The Company utilizes a proportional performance revenue recognition model for its Preclinical eValuation services under which we recognize revenue as performance occurs, based on the relative outputs of the performance that have occurred up to that point in time under the respective agreement.
When a Personalized Oncology or Preclinical eValuation arrangement involves multiple elements, the items included in the arrangement (deliverables) are evaluated pursuant to EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, to determine whether they represent separate units of accounting. We perform this evaluation at the inception of an arrangement and as we deliver each item in the arrangement. Generally, we account for a deliverable (or a group of deliverables) separately if: (1) the delivered item(s) has standalone value to the customer, (2) there is objective and reliable evidence of the fair value of the undelivered items included in the arrangement, and (3) if we have given the customer a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) or service(s) is probable and substantially in our control. All revenue from contracts determined not to have separate units of accounting is recognized based on consideration of the most substantive delivery factor of all the elements in the arrangement.
Stock-Based Compensation. The Company has adopted Statement of Financial Accounting Standards No. 123(R), “Share Based Payments,” which requires the Company to calculate the fair value of share-based awards on the date of grant. The Company used the Black-Scholes option pricing model to estimate fair value. The option pricing model requires the Company to estimate certain key assumptions such as expected life, volatility, risk free interest rates, and dividend yield to determine the fair value of share-based awards, based on historical information and management judgment. The Company amortizes the stock based compensation expense over the period that the awards are expected to vest, net of estimated forfeiture rates. If the actual forfeitures differ from management estimates, adjustments to compensation expense are recorded. The Company reports cash flows resulting from tax deductions in excess of the compensation cost recognized from those options (excess tax benefits) as financing cash flows.
The Company measures compensation expense for its non-employee stock-based compensation under EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the non-employee consultant has been reached or the consultant’s performance is complete.
Income Taxes. The Company accounts for income taxes as prescribed by SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 prescribes the use of the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts using currently enacted tax laws.
The Company has deferred tax assets, which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. Realization of the deferred tax assets is principally dependent upon achievement of projected future taxable income offset by deferred tax liabilities.

Item 8.	Financial Statements and Supplementary Data.
Consolidated balance sheets as of April 30, 2009 and 2009, consolidated statement of operations, stockholders’ equity and cash flows for each of the years in the two-year period then ended April 30, 2009 together with the reports of our independent registered public accounting firms, are set forth in the “F” pages of this form 10-K.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
On March 24, 2009, the Audit Committee of the Board of Directors dismissed its independent registered public accounting firm, Bagell, Josephs, Levine & Company L.L.C. and engaged Ernst & Young LLP as its independent registered public accounting firm for the year ended April 30, 2009. This determination was approved by the Board of Directors upon the recommendation of its Audit Committee.
The audit reports of Bagell Josephs, Levine & Company L.L.C. on the consolidated financial statements of the Company as of and for the fiscal years ended April 30, 2008 and April 30, 2007, did not contain any adverse opinion or disclaimer opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.
During the fiscal years ended April 30, 2008 and April 30, 2007, and the subsequent period through March 23, 2009, there were no disagreements as defined in Item 304 of Regulation S-K with Bagell, Josephs, Levine & Company L.L.C. on any accounting matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Bagell, Joseph, Levine & Company L.L.C. satisfaction, would have caused Bagell Josephs, Levine & Company L.L.C. to make reference to the subject matter of the disagreement in its reports on the consolidated financial statements for such year.

ITEM 9A(T).	Controls and Procedures.
(a) Management’s Annual Report on Disclosure Controls and Procedures.
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
As of the end of the period covered by this report, management, under the supervision of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of such period, the disclosure controls and procedures were not effective at a level of reasonable assurance to ensure that the information required to be disclosed in the reports we file and submit under the Exchange Act is accumulated and communicated to management and is recorded, processed, summarized and reported in such filings as and when required.

Management of the Company is responsible for establishing and maintaining adequate disclosure controls and procedures and for the assessment of the effectiveness of disclosure controls and procedures. The Company’s disclosure controls and procedures is a process designed under the supervision of the Company’s Principal Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with United States generally accepted accounting principles (“U.S. GAAP”).
Our Principal Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, such internal control over financial reporting were not effective to detect the inappropriate application of U.S. GAAP, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our disclosure controls and that are considered “material weaknesses”. The Public Company Accounting Oversight Board has defined a material weakness as a “deficiency, or combination of deficiencies, in internal control over financial reporting (ICFR) such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis by the company’s ICFR.”
The material weaknesses identified in our internal controls and disclosure controls related to:
The Company’s staffing. Our auditors identified a material weakness which consisted primarily of inadequate staffing and supervision that could lead to the untimely identification and resolution of accounting and disclosure matters and failure to perform timely and effective reviews.
The Company’s application of U.S. GAAP to stock-based compensation. With respect to our stock-based compensation calculations, the Company improperly determined the measurement dates for grants of stock-based compensation to non-employees of the Company. In addition, we did not correctly account for modifications in employment status for stock-based compensation awards and we misclassified the fair value of the unvested portion of stock base compensation expense for non-employee awards as a “contra equity” account, called “prepaid consulting”, within stockholders’ equity. As a result of this accounting error, the Company amended its Form 10-KSB as of April 30, 2008 and its Form 10-Qs as of July 31, 2008, October 31, 2008 and January 31, 2009.
The Company’s accounting for revenue recognition and prepaid costs under the personalized oncology development services agreement. Previously, we recognized vaccine revenues on a performance revenue recognition method. Under this approach, the Company recognized a percentage of the contract consideration of the gross contract value upon implantation of a patient’s tumor into immune deficient mice and the remaining deferred revenue upon delivery of the tumor to a separate third party who performs other services for the Company under the vaccine program. In addition, the Company expensed 100% of refundable upfront costs paid to third party contractors for services to be delivered at a future date. After reviewing all of the relevant accounting literature related to revenue recognition, we determined that revenue should be recognized under the agreement only when the final deliverable in the agreement has been delivered. Under the agreement, the final deliverable is the earlier of the delivery of the cancer vaccine or the expiration of the agreement term. With respect to the upfront costs that the Company pays to the other contractors participating in the program, it was determined that these costs should be capitalized as refundable advance payments and recognized as the services are performed. As a result of this accounting error, the Company amended its Form 10-Q as of January 31, 2009.
The Company’s financial statement close process. The Company determined that there was a lack of formalized and detailed management level reviews during the financial statement close process and a lack of sufficient technical accounting resources to adequately perform certain significant non-routine financial reporting processes that resulted in audit adjustments impacting several accounts. Management has determined that the Company’s financial statement close process should be re-evaluated to ensure (i) that all significant account balances, including judgmental areas, affected by the Company’s non-routine and estimation processes are reviewed for appropriate accounting support by management as part of the Company’s financial statement close process, and (ii) that reviews of significant account balance analyses and SEC or other regulatory filings are conducted by technically proficient Company personnel in a timely manner.

(b) Changes in Internal Controls.
In order to correct the specifically identified material weaknesses, we are taking the following steps, among others:
•
evaluating the skills and depth of our technical accounting staff to determine if our accounting resources are sufficient to perform our financial reporting processes adequately and to identify the additional resources, if any, that may be required to perform our financial reporting processes. The Company recently hired an assistant controller to handle the day-today accounting functions of the Company.

•	strengthening the controls around those financial reporting processes that we determined are material weaknesses or internal control deficiencies;

•
revising our financial statement close process to include more robust reviews of all account balances and non-recurring or infrequent items and to require a more thorough evaluation of compliance with U.S. generally accepted accounting principles prior to finalizing our financial statements

•	licensing of a stock-based compensation accounting software to assist in the proper accounting and reporting of stock-based compensation.
We believe that the steps we are taking to strengthen our system of internal controls and our disclosure controls and procedures will be adequate to provide reasonable assurance that the objectives of these control systems will be met and that these material weaknesses will be remediated in fiscal 2010. However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.
The Company will become subject to Sarbanes-Oxley Act of 2002 Section 404: Assessment of Internal Control (“Section 404”) for the fiscal year ended April 30, 2010. Under Section 404, management and the external auditors will be required to report on the adequacy of the Company’s internal control over financial reporting.
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 9B.	Other Information.
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
The directors and executive officers of the Company as of April 30, 2009 are as follows:

Name	Position(s) Presently Held
David Sidransky, M.D.	Chairman
Douglas D. Burkett, Ph.D.	Principal Executive Officer, President
Mark R. Schonau	Chief Financial Officer
James M. Martell	Director
Abba David Poliakoff	Director
Ana I. Stancic	Director
David Sidransky, M.D., age 49, has served as Chairman of the Company since October 2007 and Director since August 2007. Dr. Sidransky is the Director of the Head and Neck Cancer Research Division at Johns Hopkins University School of Medicine and is a Professor of Oncology, Otolaryngology-Head and Neck Surgery, Cellular & Molecular Medicine, Urology, Genetics, and Pathology at Johns Hopkins University and Hospital. Dr. Sidransky is one of the most highly cited researchers in clinical and medical journals in the world, in the field of oncology during the past decade, with over 400 peer-reviewed publications. He has contributed more than 60 cancer reviews and chapters. Dr. Sidransky is a founder of a number of biotechnology companies and holds numerous biotechnology patents. He has served as Vice Chairman of the Board of Directors of ImClone and was, until the merger with Eli Lilly, a director of ImClone Systems, Inc., a global biopharmaceutical company committed to advancing oncology care, and Chairman of Alfacell Corporation. Dr. Sidransky is serving and has served on scientific advisory boards of MedImmune, Roche, Amgen and Veridex, LLC. (a Johnson & Johnson diagnostic company), among others Dr. Sidransky served as Director (2005-2008) of American Association for Cancer Research (AACR). He was the chairperson of the first (September 2006) and the second (September 2007) AACR International Conference on Molecular Diagnostics in Cancer Therapeutic Development: Maximizing Opportunities for Individualized Treatment. Dr. Sidransky is the recipient of many awards and honors, including the 1997 Sarstedt International Prize from the German Society of Clinical Chemistry, the 1998 Alton Ochsner Award Relating Smoking and Health by the American College of Chest Physicians and the 2004 Hinda and Richard Rosenthal Award from the American Association of Cancer Research. Dr. Sidransky is certified in Internal Medicine and Medical Oncology by the American Board of Medicine. Dr. Sidransky received his B.A. from Brandeis University and his M.D. from the Baylor College of Medicine.
Douglas D. Burkett, Ph.D., age 45, has served as President of the Company since March 2008. Dr. Burkett has served from July 2007 to March 2008 as executive consultant to assist the Company in establishing and executing its strategic and business plan prior to becoming President. Dr. Burkett served as Chairman, Chief Executive Officer and President of Zila, Inc. (“Zila”) from 2002 to 2007 and led a strategic transformation of Zila into a cancer detection company. He led the FDA approval, launch and growth of ViziLite Plus, an oral cancer screening product, and the establishment of the first insurance reimbursement for oral cancer screening products in the United States. Dr. Burkett held several senior positions at Zila from 1995 to 2002; he was responsible for Zila’s technical operations, its manufacturing subsidiary, its Pharmaceuticals business and business development. Early in his career he led the building of a research and development laboratory, pharmaceutical manufacturing facility, compliance unit and regulatory team that achieved a rare “no deficiency” FDA pre approval inspection. Dr. Burkett is the lead inventor in numerous issued and pending patents involving novel cancer detection methods and drugs. He is quoted in leading publications including the Wall Street Journal regarding his pioneering efforts in early oral cancer detection. Prior to joining Zila, Dr. Burkett was employed at the Arizona State University Cancer Research Institute where he collaborated with the National Cancer Institute in synthesizing and performing studies for potential cancer treatment drugs. Prior to his tenure at ASU he researched, developed and manufactured pharmaceutical drugs for a private pharmaceutical company. Dr. Burkett received a B.S. in Chemistry from Missouri Western State College in 1987, and a Ph.D. in Organic Chemistry from Arizona State University in 1994.

Mark R. Schonau, Age 52 has served as Chief Financial Officer since January 2009. Mr. Schonau brings more than twenty-five years of leadership in financial and operations management to Champions. Mr. Schonau previously served as Chief Financial Officer for Insys Therapeutics a development stage biopharmaceutical company focused on discovering, developing, and commercializing products to address cancer-related pain and CINV. Prior to that, Mr. Schonau served as CFO of Axway, Inc., a leading global provider of collaborative business solutions from January 2006 through August 2007. From January 2001 to January 2006, Mr. Schonau served as CFO and Senior Vice President of Administration for Cyclone Commerce, a business-to-business systems provider that was acquired by Axway in 2006. Upon Cyclone’s acquisition by Axway, Mr. Schonau became the North American Chief Financial Officer of the surviving entity. From 1988 to 2000, Mr. Schonau also served as CFO for two public companies; Viasoft (NASDQ — VIAS) and CyCare (NYSE — CYS). Mr. Schonau was also employed by the accounting firm of Ernst & Young LLP from January 1981 to May 1988. He is a member of the Arizona and American Institutes of Certified Public Accountants and currently sits on the board of directors of the Arizona Technology Foundation. Mr. Schonau received a Bachelor’s degree in Accounting from Arizona State University.
James M. Martell, age 62, a Director of the Company, served as Chief Administrative Officer of the Company from March 2008 until May 2009 when he resigned as Chief Administrative Officer and entered into a consulting agreement with the Company. Mr. Martell founded the Company in 1985. Since then he has served in various capacities as Chairman, President and CEO until 2007 when the Company changed its business direction to focus on biotechnology, and then served as President and CEO of until March, 2008. Mr. Martell currently administers and oversees the Company’s medical information panels. He was a partner from 1983 to 1987 in Tomar Associates, a consulting company specializing in European-American joint ventures, venture capital financing, technology transfer, and corporate finance. From 1981 to 1983, Mr. Martell was a partner in International Group, a company involved in promoting national and international business development. He held various administrative positions from 1973 to 1981 with the U.S. Department of Energy. Mr. Martell received a Bachelor of Science degree in Chemistry in 1968 and Master of Science degree in Geochemistry in 1973, from George Washington University.
Abba David Poliakoff, age 57, has served as Director of the Company since March 2008. Mr. Poliakoff is a member of the law firm of Gordon, Feinblatt, Rothman, Hoffberger & Hollander, LLC, in Baltimore, Maryland, is a member of the Maryland State Bar Association’s Business Law Section and former Chair of its Committee on Securities. Formerly, he was a member of the Business Regulations Article Review Committee of the Committee to Revise the Maryland Annotated Code. Mr. Poliakoff is a member of the Board of Directors of the Greater Baltimore Technology Council (GBTC) and former Chair of its Legislative Committee. He is a former Chair of the Maryland Business & Technology Coalition, member of the Technology Council of Maryland, and member of the MIT Enterprise Forum. Mr. Poliakoff is currently the Chairman of the Maryland Israel Development Center, a joint venture between the State of Maryland Department of Business and Economic Development and the State of Israel Ministry of Industry and Trade. He is also a co-founder and on the Board of Directors of the Maryland Middle Eastern Chamber of Commerce. Governor Martin J. O’Malley of Maryland appointed Mr. Poliakoff in 2009 to the Governor’s International Advisory Council on International Commerce and Trade. He was previously appointed by Maryland Governor Robert C. Ehrlich, Jr. to the Governor’s Transition Committee. In his community work, he is on the Board of Directors of the Baltimore Jewish Council, and on the Board of Directors of The Associated: Jewish Community Federation of Baltimore. Mr. Poliakoff is a former President for the Maryland Region of the National Jewish Commission on Law and Public Affairs (COLPA), and a founder and past president of the Jewish Arbitration and Mediation Board of Baltimore.

Ana I. Stancic, age 52, has served as director of the Company since March 2008. Ms. Stancic is a financial executive with over 20 years of experience in the life science industry. Ms. Stancic has extensive experience in corporate finance, strategic planning, external reporting, mergers and acquisitions, treasury, risk management, investor relations, and corporate governance. Until July 2009, Ms. Stancic served as Chief Financial Officer of Aureon Laboratories Incorporated (“Aureon”), an oncology diagnostic company dedicated to enabling the advancement of predictive and personalized cancer treatment by performing diagnostic reference laboratory and clinical research services. Prior to joining Aureon, Ms. Stancic was Executive Vice President and Chief Financial Officer at OMRIX Biopharmaceuticals, Inc. Before joining OMRIX, Ms. Stancic served as Senior Vice President, Finance at ImClone Systems, Inc. (“ImClone”), a global biopharmaceutical company committed to advancing oncology care, where she was responsible for ImClone’s finance department, information technology and internal audit. Ms. Stancic joined ImClone as Vice President, Controller and Chief Accounting Officer in 2004. Prior to joining ImClone, she was Vice President and Controller at Savient Pharmaceuticals, Inc. from 2003 to February, 2004. Ms. Stancic was Vice President and Chief Accounting Officer at Ogden Corporation from 1999 to 2002 and Regional Chief Financial Officer at OmniCare, Inc. from 1997 to 1999. Ms. Stancic began her career in 1985 at PricewaterhouseCoopers in the Assurance practice where she audited international and national companies in the pharmaceutical and services industries. Ms. Stancic is a Certified Public Accountant and holds an M.B.A. degree from Columbia Business School.
The term of office of each director is until the next annual election of Directors and until a successor is elected and qualified or until the Director’s earlier death, resignation or removal. Officers are appointed by the Board of Directors and serve at the discretion of the Board. There is no family relationship between or among any of the Company’s directors or officers.
Board Committees
The Board of Directors has appointed an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee and has adopted charters for each of these committees. The Board of Directors has determined that Ana Stancic qualifies as the Audit Committee’s financial expert. The members of the committees are:
Nominating and Corporate Governance Committee
David Sidransky, Chair
Abba David Poliakoff
Ana Stancic
Compensation Committee
Abba David Poliakoff, Chair
David Sidransky
Ana Stancic
Audit Committee
Ana Stancic, Chair
Abba David Poliakoff
David Sidransky
Code of Ethics
The Company has a Code of Ethics that applies to all Company employees, including the President and Chief Financial Officer, as well as members of the Board of Directors. The Company’s Code of Ethics is included as filed as Exhibit 14 to this Annual Report on Form 10-K.
Compliance with Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act, as amended, requires the Company’s executive officers, directors and persons who beneficially own more than 10% of the Company’s common stock to file reports of their beneficial ownership and changes in ownership (Forms 3, 4 and 5, and any amendment thereto) with the SEC executive officers, directors, and greater-than-ten percent holders are required to furnish the Company with copies of all Section 16(a) forms they file. During the fiscal year ended April 30, 2009, the following report was not timely filed: a Form 3 filed by Mark Schonau on February 10, 2009.

Item 11.	Executive Compensation.
The following sets forth information for the two most recently completed fiscal years concerning the compensation of (i) the Company’s principle executive officer and (ii) all other executive officers who earned in excess of $100,000 in total compensation in the fiscal year ended April 30, 2009.
SUMMARY COMPENSATION TABLE

				Option
Name and Principal Position	Year	Salary ($)		Awards ($)	Total ($)

Dr. Douglas D. Burkett, Principal Executive Officer	2009	225,000		—	225,000
	2008	18,750	(1)	389,945	408,695
James Martell, Chief Administrative Officer	2009	185,000			185,000
	2008	113,416			113,416
Mark R. Schonau, Chief Financial Officer	2009	53,958	(2)	212,616	266,574
Durwood Settles, Chief Financial Officer	2009	100,000			100,000

(1)	Salary following March 27, 2008, date of employment agreement.

(2)	Salary following January 19, 2009, date of employment agreement.
The Board of Directors has the right to change and increase the compensation of executive officers at any time.
Dr. Douglas D. Burkett, Principle Executive Officer
The Company entered into an employment agreement dated March 27, 2008 with Dr. Burkett to serve as President. The term of the agreement commenced on March 31, 2008 and extends for a two-year period, renewing automatically for successive one year periods unless notice of non-renewal is given by the Company or Dr. Burkett. Dr. Burkett’s compensation includes a salary of $225,000 per year, participation in Company employee benefit plans and reconfirmation of an option previously granted on October 10, 2007 to acquire 500,000 shares of common stock at an exercise price of $0.75 per share, the market price of the common stock on the date the option was granted. The options to purchase shares vest at the rate of 166,665 shares on the first anniversary of the grant date, 166,665 shares on the second anniversary of the grant date and 166,670 shares on the third anniversary of the grant date. All vested options will be exercisable over a five-year period expiring on the fifth anniversary of the grant date, provided that the options will terminate upon a material breach by the executive of the employment agreement. The agreement further provides that if the Company terminates Dr. Burkett’s employment without cause, the Company shall pay him severance equal to four months’ salary and his options shall immediately vest.

James Martell, Chief Administrative Officer
The Company entered into an employment agreement dated March 31, 2008 with James Martell to serve as Chief Administrative Officer. The term of the agreement commenced on March 31, 2008 and extends for a one-year period, renewing automatically for successive one year periods unless notice of non-renewal is given by the Company or Mr. Martell. Mr. Martell’s compensation includes a salary of $185,000 per year and participation in Company employee benefit plans. The agreement further provides that if the Company terminates him without cause, the Company shall pay him severance equal to three months’ salary. In May 2008, the Company paid Mr. Martell $361,000 for past services rendered. In May 2009, Mr. Martell resigned as Chief Administrative Officer and became a consultant to the Company. Under the consulting agreement, Mr. Martell will be compensated at the rate of $100,000 annually. The consulting agreement terminates in May 2011. Either party may terminate the agreement upon ninety days written notice. In May 2009, the Company entered into a Board approved Stock Repurchase Agreement with James Martell, a Board member, to purchase $281,250 of the Company’s Common stock held by Mr. Martell over the next five quarters providing that Mr. Martell continues his consulting agreement. Under the agreement, the Company will repurchase stock at the lesser price of (a) $0.50 or (b) 50% of the average volume-weighted closing price of the stock as quoted on the OTC Bulletin Board for the 30 day trading period ending on the day before the date of each purchase. The Company may purchase up to 2,250,000 shares of Mr Martell’s common stock at the discretion of the Company subject to the above commitment and pricing formula.
Mark R. Schonau, Chief Financial Officer
The Company entered into an employment agreement dated January 5, 2009 with Mr. Schonau to serve as Chief Financial Officer. The term of the agreement commenced on January 19, 2009 and is at-will. Mr. Schonaus’ compensation includes a salary of $185,000 per annum, participation in Company employee benefit plans and an option to purchase 233,000 shares of the Company’s common stock at an exercise price of $1.18 per share, the market price of the common stock on the date the options were approved by the Company’s Board of Directors. The options to purchase shares vest at the rate of 77,666 shares on the first anniversary of the grant date, 77,667 shares on the second anniversary of the grant date and 77,667 on the third anniversary of the grant date. All vested options will be exercisable over a seven-year period beginning on the third anniversary of the grant date. The agreement further provides that if the Company terminates the executive’s employment without cause, the Company shall pay the executive severance equal to three months salary.
Durwood Settles, Chief Financial Officer (former)
On January 15, 2007, the Company issued options for 50,000 shares of restricted stock to Durwood Settles, Director of the Company, exercisable over a five year period, based on a fair value exercise price on the date of issuance of $0.17, exercisable through January 15, 2012, and vesting one year from the date of issuance. Mr. Settles became the Company’s controller on January 19, 2009 and left the Company effective July 1, 2009.
The following table sets forth, for each of the executive officers named in the Summary Compensation Table, information with respect to unexercised options as of the Company’s fiscal year ended April 30, 2009:

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options (#)	Options (#)	Exercise	Expiration
Name	Exercisable	Un-exercisable	Price ($)	Date
Douglas D. Burkett (1)	166,666	333,334	0.75	10/10/2012
Mark R. Schonau (2)	—	233,333	1.18	2/23/2019
James Martell	N/A	N/A	N/A	N/A
Durwood Settles	50,000	—	0.17	1/15/2012

(1)
These options to purchase shares vest at the rate of 166,665 shares on each of the first three anniversaries of the October 10, 2007 grant date. All vested options will be exercisable over a five-year period expiring on the fifth anniversary of the grant date, provided that the options will terminate upon a material breach by Dr. Burkett of his employment agreement. The options shall immediately vest if the Company terminates Dr. Burkett’s employment without cause.

(2)
These options to purchase shares vest at the rate of 77,777 shares on each of the first three anniversaries of the February 23, 2009 grant date. All vested options will be exercisable over a ten year period expiring on the tenth anniversary of the grant date.

DIRECTOR COMPENSATION
In the fiscal year ended April 30, 2008, the Board of Directors agreed to a Director’s compensation plan whereby non-employee directors will receive options to purchase 50,000 shares upon their initial appointment as a director. In addition, the Chairman of the Board will receive options to purchase 50,000 shares. Each director is entitled to receive options to purchase 20,000 shares annually upon their reelection or as of the annual meeting date. All options have a term of five years, vest equally over three years at the rate of one-third each year, and have an exercise price equal to the fair market value of the stock on the date the option is granted. Under the plan, on March 31, 2008 Mr. Poliakoff and Ms. Stancic, both appointed as independent directors of the Company, were each granted options to purchase 50,000 shares, and Dr. Sidransky was granted options to purchase 40,000 shares, all at a price of $1.15 per share, the market price on the date of grant, as their initial option grant.
The following table summarizes the compensation paid to directors for the fiscal year ended April 30, 2009 and 2008:

	2009	2008
Board Member	Option Awards ($)	Option Awards ($)

David Sidransky	$—	$28,342
Abba David Poliakoff	$—	$35,427
Ana Stancic	$—	$35,427
James Martell	$—	$—
The above option award values were calculated using the Black-Scholes valuation method (see Note 3 to the Consolidated Financial Statements included herein).

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
As of August 10, 2009 the following were persons known to the Company to own beneficially more than 5% of the Company’s outstanding Common Stock:

Name and Address of	Common Stock	Percent
Beneficial Owner	Beneficially Owned (1)	of Class

Dr. David Sidransky 1550 Orleans Street Baltimore, MD 21231	10,613,333	32.2

James M. Martell 1400 N. 14th Street Arlington, VA 22209	7,535,501	22.8

Dr. Manuel Hildalgo 206 Cross Street Baltimore, MD 21230	2,729,167	8.1

(1)
Beneficial ownership includes shares for which an individual, directly or indirectly, has or shares, or has the right within 60 days to have or share, voting or investment power or both. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Exchange Act.

As of April 30, 2009, the common stock ownership by officers and directors of the Company and all officers and directors as a group was as follows:

		Common Stock	Percentage
Name of Beneficial Owner	Title	Beneficially Owned (1)	of Class

Dr. David Sidransky	Chairman	10,613,333	32.20
Douglas D. Burkett, Ph.D.	Principal Executive Officer	170,666	0.01
James M. Martell	Director	7,848,001	23.40
Abba David Poliakoff	Director	416,666	1.30
Ana I. Stancic	Director	—	—

All Officers and Directors as a group		19,048,666	56.91

(1)
Beneficial ownership includes shares for which an individual, directly or indirectly, has or shares, or has the right within 60 days to have or share, voting or investment power or both. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Exchange Act.

Equity Compensation Plan Information
The Company has granted options to individual employees, directors, and consultants pursuant to individual compensation arrangements under a 2008 Equity Incentive Plan that has not yet been approved by shareholders. The following table provides information, as of April 30, 2009, with respect to all these compensation arrangements under which shares are authorized for issuance.

	Number of		Number of securities
	securities to be		remaining available for
	issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding	outstanding	plans (excluding
	options, warrants	options, warrants	securities reflected in
	and rights	and rights	column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	2,498,333	$0.76	—

Total	2,498,333	$0.76

Item 13.	Certain Relationships and Related Transactions.
During 2009 we paid our former CEO approximately $361,000 for accrued salaries payable to him outstanding as of April 30, 2008. No amounts were outstanding as of April 30, 2009.
During the year ended April 30, 2009, the Company paid our Chairman, David Sidransky, $105,000 for consulting services.

Item 14.	Principal Accountant Fees and Services.
The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended April 30, 2009, and April 30, 2008:

Fee Category	2009	2008

Audit and related fees	$28,000	$25,000

Tax fees	5,000	—
All other fees	10,000	9,000

Total fees	$43,000	$34,000

Audit and related fees: Consists of fees for professional services rendered by our principal accountants for the audit of the annual financial statements fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of financial statements.
Tax fees: Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.
All other fees: Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit and related fees,” and “Tax fees” above.
The prior approval of the Board of Directors is required for the engagement of our auditors to perform any non-audit services for us. Other than de minimis services incidental to audit services, non-audit services shall generally be limited to tax services such as advice and planning and financial due diligence services. All fees for such non-audit services must be approved by the Board of Directors, except to the extent otherwise permitted by applicable SEC regulations.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a)	The following documents are filed as part of this report:

1.	Financial Statements.

The following financial statements of Champions Biotechnology and Reports of Independent Registered Public Accounting Firms are presented in the “F” pages of this report:

Reports of Independent Registered Public Accounting Firms.

Consolidated Balance Sheets — April 30, 2009 and 2008.

Consolidated Statements of Operations — Each of the years in the two-year period ended April 30, 2009.

Consolidated Statements of Stockholders’ Equity — Each of the years in the two-year period ended April 30, 2009.

Consolidated Statements of Cash Flows — Each of the years in the two-year period ended April 30, 2009.

Notes to Consolidated Financial Statements.

2.
Financial statement schedules have been ommited since the required information is not appropriate or is not present in amounts sufficient to require submission after scheduled, or because of the information is included in the financial statements and notes thereto.

3.	All management contracts and compensatory plans and arrangements are specifically identified on the attached Exhibit Index.

(b)	Exhibits:

Exhibits No.

2.1	Biomerk Agreement and Plan of Merger (incorporated by reference to Exhibit 10.1 of Form 8-K filed on May 24, 2007)

3.1	Articles of Incorporation*

3.2	Bylaws, as amended*

10.1	Employment Agreement dated March 27, 2008 between the Company and Douglas D. Burkett (incorporated by reference to Exhibit 10.1 of the April 30, 2008 Form 10-KSB)

10.2	Employment Agreement dated March 31, 2008 between the Company and James Martell (incorporated by reference to Exhibit 10.2 of the April 30, 2008 Form 10-KSB)

10.3	Employment Agreement dated March 26, 2008 between the Company and Durwood C. Settles (incorporated by reference to Exhibit 10.3 of the April 30, 2008 Form 10-KSB)

10.4	Employment Agreement dated January 5, 2009 between the Company and Mark R. Schonau*

10.5	Consulting Agreement dated May 18, 2009 between the Company and James Martell.*

10.6	Stock Repurchase Agreement dated May 18, 2009 between the Company and James Martell.*

10.7	Lease of Maryland facility (incorporated by reference to Exhibit 10.1 of January 31, 2009 Form 10-Q)

10.8	Agreement re: Patent Application acquisition (incorporated by reference to Exhibit 10 of Form 8-K filed on February 16, 2007)

14	Code of Ethics (incorporated by reference to Exhibit 14 of the April 30, 2008 Form 10-KSB)

21	Subsidiaries of the Registrant*

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Principle Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certifications*

*	Filed herewith

(c)	Financial Statements and Schedules — See Item 15(a)(1) and Item 15(a)(2) above.

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
Director
Date: August 26, 2009

CHAMPIONS BIOTECHNOLOGY, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 AND 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Champions Biotechnology, Inc.
We have audited the accompanying consolidated balance sheet of Champions Biotechnology, Inc. (“the Company”), as of April 30, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Champions Biotechnology, Inc. at April 30, 2009 and the consolidated results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ Ernst & Young LLP
Phoenix, Arizona
August 26, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
Champions Biotechnology, Inc.
We have audited the accompanying consolidated balance sheet of Champions Biotechnology, Inc., as of April 30, 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended April 30, 2008. Champions Biotechnology, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Champions Biotechnology, Inc. as of April 30, 2008, and the results of its operations and its cash flows for the year ended April 30, 2008 in conformity with accounting principles generally accepted in the United States of America.
/s/ BAGELL, JOSEPHS, LEVINE & COMPANY, L.L.C.
Marlton, NJ 08053
July 28, 2008 (August 13, 2009 as to Note 5)

CHAMPIONS BIOTECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

	April 30,
	2009	2008
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,728,000	$3,709,000
Short term investments	1,017,000	—
Prepaid expenses, deposits, and other receivables	1,125,000	53,000

Total current assets	3,870,000	3,762,000

Property and equipment, net	81,000	—
Intangible assets	—	227,000
Goodwill	669,000	662,000

TOTAL ASSETS	$4,620,000	$4,651,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,414,000	$113,000
Accrued liabilities	67,000	35,000
Deferred revenue	1,223,000	505,000
Accrued salary due to officer	—	361,000

Total current liabilities	2,704,000	1,014,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, $10 par value; 56,075 shares authorized; no shares issued or outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 33,579,000 and 33,338,000 issued at April 30, 2009 and 2008, respectively, and 32,989,000 and 33,248,000 shares outstanding, respectively	34,000	33,000
Treasury stock, at cost, 590,000 and 90,000 shares, respectively	(1,000)	—
Additional paid-in capital	11,640,000	11,119,000
Accumulated deficit	(9,757,000)	(7,515,000)

Total stockholders’ equity	1,916,000	3,637,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,620,000	$4,651,000

The accompanying notes are an integral part of these consolidated financial statements.

CHAMPIONS BIOTECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended April 30,
	2009	2008
OPERATING REVENUE
Personalized oncology services	$3,278,000	$1,400,000
Preclinical eValuation services	432,000	—

Total operating revenue	3,710,000	1,400,000

COSTS AND OPERATING EXPENSES
Cost of personalized oncology services	1,623,000	490,000
Cost of preclinical eValuation services	357,000	—
Research and development	1,721,000	200,000
Impairment of intangible asset	284,000	—
General and administrative	2,055,000	1,150,000

Total costs and operating expenses	6,040,000	1,840,000

LOSS BEFORE OTHER INCOME	(2,330,000)	(440,000)

Interest income	88,000	29,000

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,242,000)	(411,000)
Provision for income taxes	—	—

NET LOSS	$(2,242,000)	$(411,000)

NET LOSS PER SHARE—BASIC AND DILUTED	$(0.07)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	33,266,000	31,494,000

The accompanying notes are an integral part of these consolidated financial statements.

CHAMPIONS BIOTECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Accumulated	Treasury
	Shares	Amount	Paid-in Capital	Deficit	Stock	Total
Balance at April 30, 2007	27,625,000	$28,000	$6,815,000	$(7,104,000)	$—	$(261,000)

Stock-based compensation expense	—	—	617,000	—	—	617,000

Acquisition of Biomerk, Inc.	4,000,000	4,000	1,156,000	—	—	1,160,000

Issued common stock for cash	1,429,000	1,000	2,499,000	—	—	2,500,000

Warrants exercised for cash	169,000	—	28,000	—	—	28,000

Options exercised for cash	25,000	—	4,000	—	—	4,000

Net loss	—	—	—	(411,000)	—	(411,000)

Balance at April 30, 2008	33,248,000	$33,000	$11,119,000	$(7,515,000)	$—	$3,637,000

Warrants exercised for cash	216,000	1,000	49,000	—	—	50,000

Options exercised for cash	25,000	—	7,000	—	—	7,000

Stock returned by officer	(500,000)	—	1,000	—	(1,000)	—

Stock-based compensation expense	—	—	464,000	—	—	464,000

Net loss	—	—	—	(2,242,000)	—	(2,242,000)

Balance at April 30, 2009	32,989,000	$34,000	$11,640,000	$(9,757,000)	$(1,000)	$1,916,000

The accompanying notes are an integral part of these consolidated financial statements.

CHAMPIONS BIOTECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended April 30,
	2009	2008
OPERATING ACTIVITIES

Net loss	$(2,242,000)	$(411,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Impairment of intangible assets	284,000	—
Stock-based compensation	464,000	617,000
Depreciation	4,000	—
Changes in operating assets and liabilities:
Prepaid expenses, deposits, and other receivables	(668,000)	(53,000)
Accounts payable	881,000	72,000
Accrued liabilities	32,000	35,000
Deferred revenue	718,000	505,000
Accrued salary due to officer and other accrued expenses	(361,000)	27,000

Net cash (used in) provided by operating activities	(888,000)	792,000

INVESTING ACTIVITIES
Purchase of certificate of deposit	(1,017,000)	—
Purchase of property and equipment	(69,000)	—
Purchase of intangibles	(57,000)	(47,000)
Other	(7,000)	—
Cash received in Biomerk acquisition	—	471,000

Net cash (used in) provided by investing activities	(1,150,000)	424,000

FINANCING ACTIVITIES

Payment of officers loan payable	—	(44,000)
Proceeds from sale of common stock	—	2,500,000
Proceeds from exercise of options and warrants	57,000	33,000

Net cash provided by financing activities	57,000	2,489,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,981,000)	3,705,000

CASH AND CASH EQUIVALENTS — BEGINNING OF YEAR	3,709,000	4,000

CASH AND CASH EQUIVALENTS — END OF YEAR	$1,728,000	$3,709,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$1,000
Income tax	$7,000	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH TRANSACTIONS:
In May 2007, the Company issued 4,000,000 shares of our common stock for 100% of Biomerk, Inc.
The accompanying notes are an integral part of these consolidated financial statements.

CHAMPIONS BIOTECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2009 AND 2008
Note 1. Organization and Basis of Presentation
Background
Champions Biotechnology, Inc., (the “Company”, “we”) is a biotechnology company that is engaged in the development of advanced preclinical platforms and predictive tumor specific data to enhance and accelerate the value of oncology drugs. In March 2009, the Company formed Champions Biotechnology UK Limited, a wholly owned subsidiary, in order to establish operations in the United Kingdom and Israel.
Basis of Presentation
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses from operations while developing its service offerings and expanding its sales channels. These operating losses are expected to continue into the near future as the Company continues to expand. The Company will require additional capital beyond the cash currently on hand to fund these expected near term operating losses. To meet these capital needs, the Company’s management is seeking to raise funds from various sources, including both the private placements and public markets. There is no assurance that the Company will succeed in these fund-raising efforts, which could significantly restrict the Company’s ability to operate. The conditions and events described raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
Note 2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Biomerk, Inc. and Champions Biotechnology UK, Limited. All material intercompany transactions have been eliminated in consolidation.
Segment Reporting
The Company operates as a single operation, using core infrastructure that serves the oncology needs of both personalized oncology and preclinical customers. The Company’s chief operating decision maker assesses the Company’s performance as a whole and no expense or operating income is generated or evaluated on any component level.
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
Reclassifications
Certain prior year amounts have been reclassified to conform with the current year presentation.

CHAMPIONS BIOTECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2009 AND 2008
Note 2. Summary of Significant Accounting Policies (Continued)
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less, to be cash equivalents. At various times throughout the years, the Company had amounts on deposit at financial institutions in excess of federally insured limits. Our highly liquid investments are maintained at well-capitalized financial institutions to mitigate the risk of loss.
Short-Term Investments
The Company classifies its short-term investments in certificates of deposits as available-for-sale securities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Available-for-sale investments are carried at fair value as determined by quoted prices, with unrealized gains and losses reported as other comprehensive income within stockholders’ equity. Unrealized losses considered to be other-than-temporary are recognized currently in earnings. There were no other-than-temporary losses recorded for the years ended April 30, 2009 and 2008. Interest income and realized gains and losses, using the specific identification method, are included in other income. The short-term investments all mature within one year.
Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, short term investments, accounts receivable, prepaid expenses, deposits, and other receivables, accounts payable, accrued liabilities, and deferred revenue approximate their fair value based on the liquidity or the short-term maturities of these instruments.
SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).
At April 30, 2009, the fair value of our short-term investments, which consist solely of a certificate of deposit, was determined using Level 1 of the hierarchy of valuation inputs, with the use of observable market prices in the active market. The unit of account used for valuation is the individual underlying security. Because this security held by the Company is an investment, assessment of non-performance risk in not applicable as such considerations are only applicable in evaluating the fair value measurements for liabilities.
Property and Equipment
Property and equipment is recorded at cost and consists of laboratory equipment, furniture and fixtures, and computer hardware and software. Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets ranging from three to seven years. Property and equipment consisted of the following:

	April 30,
	2009	2008
Furniture and fixtures	$26,000	$—
Computer equipment and software	55,000	—
Laboratory equipment	4,000	—

Total property and equipment	85,000	—
Less accumulated depreciation	(4,000)	—

Property and equipment, net	$81,000	$—

Depreciation expense was approximately $4,000 and $0 for the fiscal years ended April 30, 2009 and 2008, respectively.

CHAMPIONS BIOTECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2009 AND 2008
Note 2. Summary of Significant Accounting Policies (Continued)
Goodwill
Goodwill represents the excess of the cost over the fair market value of the net assets acquired including identifiable assets. Goodwill is tested annually, or more frequently if circumstances indicate potential impairment, by comparing its fair value to its carrying amount as defined by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The determination of whether or not goodwill is impaired involves significant judgment. Although the Company believes its goodwill is not impaired, changes in strategy or market conditions could significantly impact the judgments and may require future adjustments to the carrying value of goodwill.
Intangible Assets
Intangible assets represent costs incurred for acquired patents and patent applications expected to be licensed in the near future. Intangible assets are tested for impairment if an impairment indicator arises. An impairment loss is recognized to the extent that the carrying amount exceeds the expected future undiscounted cash flows. See Note 4 for further discussion of an identified impairment in fiscal 2009.
Deferred Revenue
Deferred revenue represents payments received in advance for services to be performed. When services are rendered, deferred revenue is then recognized as earned.
Revenue Recognition
The Company derives revenue from Personalized Oncology and Preclinical eValuation services. Personal Oncology Services assist physicians by providing information that may enhance personalized treatment options for their cancer patients through access to expert medical information panels and tumor specific data. The Company’s Preclinical eValuation services offer a preclinical tumorgraft platform to pharmaceutical and biotechnology companies using Biomerk Tumorgraft studies, which have been shown to be predictive of how drugs may perform in clinical settings. The Company recognizes revenue when the four basic criteria of the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”) are met: 1) a contract has been entered into with our customers; 2) delivery has occurred or services rendered to our customers; 3) the fee is fixed and determinable as noted in the contract; and 4) collectability is reasonably assured, as fees for services are received in full upon execution of the contract. The Company utilizes a proportional performance revenue recognition model for its preclinical eValuation services under which we recognize revenue as performance occurs, based on the relative outputs of the performance that have occurred up to that point in time under the respective agreement, typically the delivery of reports to our customers documenting the results of our testing protocols.
When a Personalized Oncology or Preclinical eValuation arrangement involves multiple elements, the items included in the arrangement (deliverables) are evaluated pursuant to Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, to determine whether they represent separate units of accounting. We perform this evaluation at the inception of an arrangement and as we deliver each item in the arrangement. Generally, we account for a deliverable (or a group of deliverables) separately if: (1) the delivered item(s) has standalone value to the customer, (2) there is objective and reliable evidence of the fair value of the undelivered items included in the arrangement, and (3) if we have given the customer a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) or service(s) is probable and substantially in our control. All revenue from contracts determined not to have separate units of accounting is recognized based on consideration of the most substantive delivery factor of all the elements in the arrangement.
Cost of Personalized Oncology Services
Cost of personalized oncology services consists of costs related to personalized oncology revenue from oncology panels, implantations, vaccine development and studies. Along with the internal cost of salaries for personnel directly engaged in these services, this includes physicians’ honorariums and panel participation costs including travel, lodging, and meals, laboratory and testing fees and administrative costs. Costs associated with implantations are primarily consulting fees and laboratory expenses. Vaccines and studies costs are primarily from contract research organizations for conducting the related studies.

CHAMPIONS BIOTECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2009 AND 2008
Note 2. Summary of Significant Accounting Policies (Continued)
Cost of Preclinical eValuation Services
Cost of Preclinical eValuation services consists of expenses related to Preclinical eValuation revenues. Along with the internal cost of salaries directly related to Preclinical eValuation services these costs include charges from contract research organizations for conducting the related clinical evaluation.
Research and Development
Research and development expense represent both costs incurred internally for research and development activities as well as costs incurred externally to fund research and development activities. All research and development costs are expensed as incurred. We account for non-refundable advance payments for future research and development activities in accordance with EITF 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” which requires that nonrefundable advance payments be capitalized and recorded as expense when the respective product or services are determined.
Basic and Diluted Loss Per Common Share
Basic and diluted loss per common share (“EPS”) are calculated in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). Basic loss per common share is computed by dividing our net loss by the weighted average number of common shares outstanding during the period excluding the dilutive effects of options and warrants.
For 2009 and 2008, diluted loss per common share is computed on the same basis as basic loss per common share, as the inclusion of potential common shares would be anti-dilutive. The table below reflects the potential weighted average incremental shares of common stock equivalents that have been excluded from the computation of diluted loss per common share since their effect would be anti-dilutive.

	Year Ended April 30,
	2009	2008

Stock options	371,605	359,146
Warrants	473,237	486,070

Total common stock equivalents	844,842	845,216

Stock-Based Compensation
SFAS No. 123(R) requires the Company to calculate the fair value of stock-based awards on the date of grant. The Company used the Black-Scholes option pricing model to estimate fair value. The option pricing model requires the Company to estimate certain key assumptions such as expected life, volatility, risk free interest rates, and dividend yield to determine the fair value of stock-based awards, based on historical information and management judgment. The Company amortizes the stock-based compensation expense over the period that the awards are expected to vest, net of estimated forfeiture rates. If the actual forfeitures differ from management estimates, adjustments to compensation expense are recorded. The Company reports cash flows resulting from tax deductions in excess of the compensation cost recognized from those options (excess tax benefits) as financing cash flows.
In March 2005, the SEC issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”), relating to SFAS No. 123(R), and in December 2007, the SEC issued Staff Accounting Bulletin No 110 “Share-Based Payment” (“SAB 110”). SAB 110 allows companies to continue to use the simplified method, as defined in SAB 107, to estimate the expected term of stock options under certain circumstances. The simplified method for estimating the expected life uses the mid-point between the vesting term and the contractual term of the stock option. The Company has analyzed the circumstances in which the simplified method is allowed and is utilizing the simplified method for all stock options and warrants granted.

CHAMPIONS BIOTECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2009 AND 2008
Note 2. Summary of Significant Accounting Policies (Continued)
The Company measures compensation expense for its non-employee stock-based compensation under EITF Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (EITF 96-18). The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the non-employee consultant has been reached or the consultant’s performance is complete.
Income Taxes
The Company accounts for income taxes as prescribed by SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 prescribes the use of the asset and liability method to compute the differences between the tax basis of assets and liabilities and the related financial amounts using currently enacted tax laws.
The Company has deferred tax assets, which are subject to periodic recoverability assessments. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount that more likely than not will be realized. Realization of the deferred tax assets is principally dependent upon achievement of projected future taxable income offset by deferred tax liabilities.
Effective May 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty Income Taxes” (“FIN 48”). FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For the years ended April 30, 2009 and 2008, the Company did not identify any uncertain tax positions and has not accrued for any liabilities.
Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Unrealized gains and losses are recognized on items for which the fair value option has been elected in earnings in each subsequent reporting date. SFAS No. 159 was effective for the Company on May 1, 2008. The Company chose not to voluntary measure any financial assets and liabilities at fair value and the adoption of SFAS 159 did not have an impact of the consolidated results of operations and financial condition.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (SFAS 141(R)). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquire and the goodwill acquired in connection with business combinations. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for the Company beginning on or after May 1, 2009. The adoption of SFAS 141(R) will change how future acquisitions are recorded and reported.
In December 2007, the FASB ratified the consensuses reached in Emerging Issue Task Force, or EITF, Issue No. 07-1, “Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangements and third parties. Under EITF 07-1, payments between participants pursuant to a collaborative arrangement that are within the scope of other authoritative accounting literature on income statement classification should be accounted for using the relevant provisions of that literature. If the payments are not within the scope of other authoritative accounting literature, the income statement classification for the payments should be based on an analogy to authorize accounting literature or if there is no appropriate analogy, a reasonable, rational, and consistently applied accounting policy election. EITF 07-1 also provides disclosure requirements and is effective for the Company on May 1, 2009. The effect of applying EITF 07-1 will be reported as a change in accounting principle through retrospective applications to all prior periods presented for all collaborative arrangements existing as of the effective date, unless it is impracticable. The Company does not expect that the impact that the adoption of EITF 07-1 will have a material impact on its consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 defines subsequent events as events or transactions that occur after the balance sheet date, but before the financial statements are issued. It defines two types of subsequent events: recognized subsequent events, which provide additional evidence about conditions that existed at the balance sheet date, and non-recognized subsequent events, which provide evidence about conditions that did not exist at the balance sheet date, but arose before the financial statements were issued. Recognized subsequent events are required to be recognized in the financial statements, and non-recognized subsequent events are required to be disclosed. The statement requires entities to disclose the date through which subsequent events have been evaluated, and the basis for that date. In accordance with this statement, an entity will adopt the requirements of SFAS 165 in the first quarter of fiscal 2010. The Company does not expect the requirements to have a material impact on the Company’s consolidated financial statements and disclosures.

CHAMPIONS BIOTECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2009 AND 2008
Note 3. Commitments and Contingencies
Operating leases
The Company leases office and laboratory space under a non-cancelable operating lease in Baltimore, MD, which expires April 2010, and offices, under a non-cancelable operating lease in Tempe, AZ which expires May, 2011.
Under the terms of the Baltimore lease the Company can extend the term of the one year lease for five additional one year periods after the Company provides written notice to do so. The monthly lease payment for the initial lease is $5,500.
Under the terms of the Tempe lease the Company has no extension provision at the end of the initial two year lease. The monthly lease payment for the initial two year lease is $4,250 in year one and $4,750 in year two.
Future minimum lease payments under operating leases due each year are as follows at April 30, 2009:

2010	$115,000
2011	57,000
2012 and thereafter	2,000

Total minimum payments	$174,000

Rent expense was approximately $89,000 and $9,000 for the years ended April 30, 2009 and 2008, respectively.
Legal Matters
The Company is party to certain legal matters arising in the ordinary course of its business. The Company has evaluated its potential exposure to these legal matters, and has recorded amounts in the financial statements accordingly. The Company is not aware of any other matters that would have a material impact on the Company’s financial position or results of operations.
Note 4. Impairment of Intangible Assets
The Company’s Polymerization Inhibitors: Benzoylphenylurea (BPU) Sulfur Analogs patent applications were acquired in 2007 and since then the Company has spent approximately $100,000 on ongoing patent legal fees in anticipation of pursuing licensing or development partnering opportunities for these patents. During the fourth quarter of fiscal 2009, the Company identified indicators of impairment in its BPU patents based on changes in the current market conditions and expectations of near term commercialization. SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” requires an impairment loss be recognized for an amortizable intangible asset whenever the net cash in-flow to be generated from an asset is less that its carrying cost. As the Company was unable to determine the timing or amount of net cash in-flow to be generated from a BPU licensing and/or partnering agreement, we were unable to support the carrying value of the intangible asset. Accordingly, the Company recognized an impairment loss for the amount of unamortized BPU patent costs of $284,000 in 2009.
Note 5. Stock-Based Compensation Plan
The Company may grant (i) Incentive Stock Options, (ii) Non-statutory Stock Options, (iii) Restricted Stock Awards, and (iv) Stock Appreciation Rights (collectively, “stock-based compensation”) to its employees, Directors and non-employee consultants under a 2008 Equity Incentive Plan that has not yet been approved by the company’s shareholders. Such awards may be granted by the Company’s Board of Directors. Options granted under the plan expire no later than ten years from the date of grant and the awards vest as determined by the Board of Directors.

CHAMPIONS BIOTECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2009 AND 2008
Note 5. Stock-Based Compensation Plan (Continued)
Stock-based compensation in the amount of $464,000 and $617,000 was recognized for the years ended April 30, 2009 and 2008, respectively. Stock-based compensation costs were recorded as follows:

	Years Ended April 30,
	2009	2008
Personalized oncology service	$4,000	$—
Preclinical eValuation service	4,000	—
Research and development	127,000	—
General and administrative	329,000	617,000

Total share-based compensation expense	$464,000	$617,000

Black-Scholes assumptions were as follows:

	Year Ended April 30,
	2009	2008
Expected term in years	1.5 - 6.0	2.0 - 3.5
Risk free interest rates	1.9% - 3.4%	2.5% - 4.6%
Volatility	69% - 94%	83% - 89%
Dividend yield	0%	0%
Stock Option Grants
The Company’s stock options activity, and outstanding, exercisable, exercised and forfeited categorized as employees/directors and consultants are as follows:.

				Weighted
				Average
		Directors		Remaining	Aggregate
		and		Contractual	Intrinsic
	Consultants	Employees	Total	Life (Years)	Value

Outstanding as of April 30, 2007	340,000	—	340,000
Granted	1,500,000	140,000	1,640,000
Exercised	(25,000)	—	(25,000)

Outstanding as of April 30, 2008	1,815,000	140,000	1,955,000
Granted	20,000	398,333	418,333
Exercised	(25,000)	—	(25,000)
Change in employee status	(500,000)	500,000	—

Outstanding as of April 30, 2009	1,310,000	1,038,333	2,348,333	4.83	$594,000

Exercisable as of April 30, 2009	806,667	46,667	853,334	3.51	$396,000

The Company’s Board has not approved a limit to the number of shares available for issuance under the Company’s 2008 Equity Incentive plan, and as such the Board approves each grant individually.

CHAMPIONS BIOTECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2009 AND 2008
Note 5. Stock-Based Compensation Plan (Continued)
Additional information regarding options outstanding as of April 30, 2009 is as follows:

	Options Outstanding			Options Exercisable
Range of		Weighted Average	Weighted		Weighted
Exercise	Number	Contractual Life	Average	Number	Average
Prices	Outstanding	(Yrs)	Exercise Price	Exercisable	Exercise Price

$0.17 – $0.30	815,000	2.95	$0.25	481,667	$0.21
$0.75 – $0.87	515,000	3.61	$0.75	166,667	$0.75
$1.00 – $1.18	1,018,333	6.95	$1.14	205,000	$1.12

$0.17 – $1.18	2,348,333	4.83	$0.75	853,334	$0.54

On May 15, 2007, the Company granted a consultant 500,000 stock options at $0.30 per share, as incentive for joining the Board of Directors and to serve as the Company’s scientific advisor. Under this grant, the Company recorded approximately $6,400 of stock compensation expense in the first quarter 2008, until June 11, 2007, when the consultant accepted his appointment to the Company’s Board of Directors and agreed to serve as the Company’s scientific advisor. The date of appointment was considered a performance commitment and the Company re-measured the fair value of the award and began recording the remaining compensation expense under the award ratably over the remaining vesting period. Following the Board appointment, the Company recorded $60,600 in stock compensation expense until March 31, 2008. On this date, the individual resigned from the Board and returned to a consulting role. This change in employment status was recognized prospectively under EITF 96-18 such that the fair value of the award are re-measured at each subsequent reporting period until the awards are fully vested. The modification resulted in a $14,700 charge to expense for the remaining period in 2008 and $126,900 charge to expense for the year ended April 30, 2009.
On October 10, 2007, the Company granted a consultant options vesting over three years to acquire 500,000 shares of common stock at an exercise price of $0.75 per share. Under this grant, the Company recorded approximately $72,000 of stock compensation expense while re-measuring the options at each reporting date, until the consultant was hired on as the Company’s Chief Executive Officer on March 31, 2008. On this date, a performance commitment was set and the Company determined the final valuation of the options, recording the remaining under the award expense ratably over the remaining vesting period. Following the employment of this consultant, the Company recorded $10,300 and $124,000 in stock compensation expense for the years ended April 30, 2008 and 2009, respectively.
Note 6. Stockholder’s Equity
Preferred Stock
The Company has 56,075 shares of Series A 12% preferred stock authorized and no shares issued and outstanding at April 30, 2009.
Common Stock
In February 2007, the Company acquired the patent rights to two Benzoylphenylurea (BPU) sulfur analog compounds in exchange for 300,000 shares of the Company’s unregistered common stock with an additional 250,000 shares to be issued upon final approval of the acquired patent.
On May 18, 2007, the Company acquired Biomerk, Inc. and issued 4,000,000 unregistered shares of its common stock. On April 30, 2008, the Company issued 1,428,572 unregistered shares of the Company’s common stock at $1.75 per share for total cash proceeds of $2,500,000 pursuant to the terms of a private investment financing.

CHAMPIONS BIOTECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2009 AND 2008
Note 6. Stockholder’s Equity (Continued)
Warrants
In October 2006, in conjunction with the cancellation and exchange of 32,450 outstanding shares of our Series A 12% Convertible preferred stock for 1,000,000 shares of our common stock, the Company issued warrants to purchase up to 1,000,000 shares of common stock at an exercise price of $0.15 and $0.25 per share. The warrants have a five year life, expiring in October 2011.
In August 2008, in conjunction with a consulting agreement, the Company issued warrants for the purchase of up to 150,000 shares of our common stock at an exercise price of $1.00 per share vesting on June 30, 2009 and expiring in July 2014. The number of warrants issued under the consulting agreement is subject to a clawback feature if the consulting agreement is terminated before its expiration date of June 30, 2009. No warrants were ever subject to this clawback feature.
During the year ended April 30, 2009 and 2008, warrants for 216,121 and 169,488, respectively, were exercised for total cash proceeds of approximately $50,000 and $28,000, respectively.
Warrants outstanding for the purchase of common stock are as follows:

		April 30,
Exercise price	Expiration date	2009	2008

$0.15	January 15, 2012	315,104	361,328
$0.25	January 15, 2012	299,287	469,184
$1.00	October 20, 2013	150,000	—

		764,391	830,512

	Weighted average exercise price	$0.36	$0.20

As of April 30, 2009 and 2008, there were exercisable outstanding warrants of 614,391 and 830,512, respectively.
Note 7. Provision for Income Taxes
For the years ended April 30, 2009 and 2008, the Company recorded a provision for income taxes of $0 in each year. The components of the provision are as follows:

	Federal	State	Total
2009
Current	$—	$—	$—
Deferred	(313,000)	(68,000)	(381,000)
Change in valuation allowance	313,000	68,000	381,000

Total Current	—	—	—

2008
Current	—	—	—
Deferred	(64,000)	(31,000)	(95,000)
Change in valuation allowance	64,000	31,000	95,000

Total Current	$—	$—	$—

CHAMPIONS BIOTECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2009 AND 2008
Note 7. Provision for Income Taxes (Continued)
A reconciliation between the Company’s effective tax rate and the U.S. statutory tax rate for the years ended April 30, 2009 and 2008 is as follows:

	Year Ended April 30,
	2009	2008
Federal income tax at statutory rate	35.0%	35.0%
State income tax, net of federal benefit	4.5%	4.5%
Permanent difference	-0.3%	-0.2%
Other — True-ups	0.0%	-18.2%
Change in valuation allowance	-39.2%	-21.1%

Income tax expense	0.0%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of April 30, 2009 and 20087 consist of the following:

	April 30,
	2009	2008
Accrued liabilities	$7,000	$—
Depreciation and amortization	(10,000)	71,000
State taxes	(72,000)	(95,000)
Stock-based compensation expense	450,000	255,000
Charitable contribution carry-forwards	41,000	41,000
Net operating loss carry-forwards	739,000	1,264,000

Total deferred tax assets	1,155,000	1,536,000
Less: valuation allowance	(1,155,000)	(1,536,000)

Net deferred tax asset	$—	$—

At April 30, 2009, the Company’s estimated net operating loss carry-forwards were approximately $1,759,000. The Company’s federal net operating losses expire between 2023 and 2029, and its state net operating losses expire between 2010 and 2029.
The Company is in the process of evaluating its acquired net operating loss carryforwards and the impact of applicable Internal Revenue Code Section 382 limitations on those net operating losses. The reason the Company’s net operating loss carryforwards decreased from fiscal 2008 to 2009 is due in part to a write-off of net operating loss carryforwards from pre acquisition periods that the Company does not believe it will ever be able to utilize. As the Company previously established a full valuation allowance against its net operating loss carryforwards, there was no impact on net loss.

CHAMPIONS BIOTECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2009 AND 2008
Note 7. Provision for Income Taxes (Continued)
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at April 30, 2009 or April 30, 2008, and has not recognized interest and/or penalties in the statement of operations for either period.
The Company is subject to taxation in the United States and various state jurisdictions. The Company’s tax years for period ending April 30, 1994 and forward are subject to examination by the United States and certain states due to the carryforward of unutilized net operating losses.
Note 8. Related Party Transactions
Related party transactions include transactions between the Company and certain of its stockholders, management and affiliates. The following transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.
During the years ended April 30, 2009 and 2008, we paid our Chairman of the Board of Directors $105,000 and $0, respectively, for consulting services rendered to the Company.
During the year ended April 30, 2009, we recognized approximately $216,000 in revenues from companies whose board members were also members of our Board of Directors.
We incurred $180,000 and $55,000 in expense for the years ended April 30, 2009 and 2008, respectively from a substantial stockholder of the Company for consulting fees. No amounts were payable to this stockholder as of April 30, 2009 and 2008.
In May 2009, the Board of Directors approved a stock repurchase agreement with a Board member to purchase $281,250 of the Company’s common stock held over the next five quarters providing that the Board member continues his services under a separate consulting agreement executed in conjunction with the stock repurchase agreement. Under the stock repurchase agreement, the Company will repurchase shares of common stock at the lesser of (a) $0.50 per share or (b) 50% of the average volume-weighted closing price of the stock as quoted on the OTC Bulletin Board for the 30 day trading period ending on the day before the date of each purchase as long as the consulting agreement remains in effect. The Company may also purchase up to 2,250,000 shares of the common stock from this Board member at the discretion of the Company subject to the above commitment and pricing formula.
In May 2009, we paid this Board member approximately $156,000 for the purchase of 312,500 shares of our common stock under the above agreement.
Note 9. Subsequent Events
In July 2009, the Company entered into a Joint Development and Licensing Agreement with a third party for the development of a soluble from of SG410, the Company’s Benzoylyphenylurea (BPU) sulfur analog compound. Under the Joint Agreement, the third party will be entitled to milestone payments upon the successes of certain regulatory approvals and royalty payments on net sales of the licensed BPU product.

EXHIBIT INDEX

Exhibits No.

2.1	Biomerk Agreement and Plan of Merger (incorporated by reference to Exhibit 10.1 of Form 8-K filed on May 24, 2007)

3.1	Articles of Incorporation*

3.2	Bylaws, as amended*

10.1	Employment Agreement dated March 27, 2008 between the Company and Douglas D. Burkett (incorporated by reference to Exhibit 10.1 of the April 30, 2008 Form 10-KSB)

10.2	Employment Agreement dated March 31, 2008 between the Company and James Martell (incorporated by reference to Exhibit 10.2 of the April 30, 2008 Form 10-KSB)

10.3	Employment Agreement dated March 26, 2008 between the Company and Durwood C. Settles (incorporated by reference to Exhibit 10.3 of the April 30, 2008 Form 10-KSB)

10.4	Employment Agreement dated January 5, 2009 between the Company and Mark R. Schonau*

10.5	Consulting Agreement dated May 18, 2009 between the Company and James Martell.*

10.6	Stock Repurchase Agreement dated May 18, 2009 between the Company and James Martell.*

10.7	Lease of Maryland facility (incorporated by reference to Exhibit 10.1 of January 31, 2009 Form 10-Q)

10.8	Agreement re: Patent Application acquisition (incorporated by reference to exhibit 10 of Form 8-K filed on February 16, 2007)

14	Code of Ethics (incorporated by reference to Exhibit 14 of the April 30, 2008 Form 10-KSB)

21	Subsidiaries of the Registrant*

31.1	Rule 13a-14(a)/15d-14(a) Certification of President and Principle Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certifications*

*	Filed herewith