Form 10-Q
period 2009-07-31
CHAMPIONS BIOTECHNOLOGY, INC.
filed 2009-09-14
CIK 771856

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended July 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 0-17263
CHAMPIONS BIOTECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1401755
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

855 N. Wolfe Street, Suite 619,
Baltimore, Maryland	21205
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (410) 369-0365
Inapplicable
(Former name, former address and former fiscal year if changed from last report.)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of September 7, 2009, the Registrant had a total of 32,691,747 shares of common stock outstanding.

CHAMPIONS BIOTECHNOLOGY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CHAMPIONS BIOTECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2009	April 30, 2009
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,530,000	$1,728,000
Short term investments	—	1,017,000
Prepaid expenses, deposits, and other receivables	942,000	1,125,000

Total current assets	2,472,000	3,870,000

Property and equipment, net	102,000	81,000
Goodwill	669,000	669,000

TOTAL ASSETS	$3,243,000	$4,620,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,401,000	$1,414,000
Accrued liabilities	86,000	67,000
Deferred revenue	946,000	1,223,000

Total current liabilities	2,433,000	2,704,000

COMMITMENTS AND CONTINGENCIES
Accrued stock repurchase	$250,000	—

STOCKHOLDERS’ EQUITY
Preferred stock, $10 par value; 56,075 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 33,594,000 and 33,579,000 issued at July 31, 2009 and April 30, 2009, respectively, and 32,692,000 and 32,989,000 shares outstanding at July 31, 2009 and April 30, 2009, respectively	34,000	34,000
Treasury stock, at cost, 902,000 and 590,000 shares at July 31, 2009 and April 30, 2009, respectively	(157,000)	(1,000)
Additional paid-in capital	11,443,000	11,640,000
Accumulated deficit	(10,760,000)	(9,757,000)

Total stockholders’ equity	560,000	1,916,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,243,000	$4,620,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS BIOTECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended July 31,
	2009	2008
OPERATING REVENUE
Personalized oncology services	$899,000	$616,000
Preclinical eValuation services	63,000	57,000

Total operating revenue	962,000	673,000

COSTS AND OPERATING EXPENSES
Cost of personalized oncology services	634,000	226,000
Cost of preclinical eValuation services	34,000	34,000
Research and development	496,000	231,000
General and administrative	806,000	334,000

Total costs and operating expenses	1,970,000	825,000

LOSS BEFORE OTHER INCOME	(1,008,000)	(152,000)
Interest income	5,000	21,000

LOSS BEFORE PROVISION FOR INCOME TAXES	(1,003,000)	(131,000)
Provision for income taxes	—	—

NET LOSS	$(1,003,000)	$(131,000)

NET LOSS PER SHARE BASIC AND DILUTED	$(0.03)	$(0.00)

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	32,757,000	33,269,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS BIOTECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended July 31,
	2009	2008
OPERATING ACITIVITIES

Net loss	$(1,003,000)	$(131,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	50,000	62,000
Depreciation	8,000	—
Changes in operating assets and liabilities:
Prepaid expenses, deposits, and other receivables	186,000	(120,000)
Accounts payable	(1,000)	41,000
Accrued liabilities	19,000	(361,000)
Deferred revenue	(277,000)	302,000

Net cash used in operating activities	(1,018,000)	(207,000)

INVESTING ACTIVITIES

Proceeds from certificate of deposit	1,017,000	—
Purchase of property and equipment	(44,000)	—
Purchase of intangibles	—	(14,000)

Net cash provided by (used in) investing activities	973,000	(14,000)

FINANCING ACTIVITIES

Purchase of treasury stock	(156,000)	—
Proceeds from exercise of options and warrants	3,000	7,000

Net cash (used in) provided by financing activities	(153,000)	7,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(198,000)	(214,000)

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	1,728,000	3,709,000

CASH AND CASH EQUIVALENTS — END OF PERIOD	$1,530,000	$3,495,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the period:
Interest	$—	$—

Income tax	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CHAMPIONS BIOTECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization and Basis of Presentation
Champions Biotechnology, Inc., (the “Company”, or “we”) is a biotechnology company that is engaged in the development of advanced preclinical platforms and predictive tumor specific data to enhance and accelerate the value of oncology drugs. In March 2009 the Company formed Champions Biotechnology UK Limited, a wholly owned subsidiary, in order to establish operations in the United Kingdom and Israel.
Basis of Presentation
The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses from operations while developing its service offerings and expanding its sales channels. These operating losses are expected to continue into the near future as the Company continues to expand. The Company will require additional capital beyond the cash currently on hand to fund these expected near term operating losses. To meet these capital needs, the Company’s management is seeking to raise funds from various sources, including a private placement. There is no assurance that the Company will succeed in these fund-raising efforts. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 2. Summary of Significant Accounting Policies
Unaudited Interim Financial Information
The accompanying unaudited interim consolidated condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles for the interim periods and accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete consolidated financial statements. Such interim financial information is unaudited but reflects all adjustments that in the opinion of management are necessary for the fair presentation of the interim periods presented. Interim results are not necessarily indicative of results for a full year. This Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and footnotes included in its Annual Report on Form 10-K for the year ended April 30, 2009.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Biomerk, Inc. and Champions Biotechnology UK, Limited. All material intercompany transactions have been eliminated in consolidation.
The local currency of the Company’s foreign operations is converted to U.S. currency for the Company’s condensed consolidated financial statements for each period being presented and the Company is subject to foreign exchange rate fluctuations in connections with the Company’s international operations.
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
Fair Value of Financial Instruments
As of July 31, 2009, the carrying value of cash and cash equivalents, prepaid expenses, deposits and other receivables, accounts payable, accrued liabilities and deferred revenue approximate their fair value based on the liquidity or the short-term maturities of these instruments.
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
Revenue Recognition
The Company derives revenue from personalized oncology and preclinical eValuation services. Personal Oncology Services assist physicians by providing information that may enhance personalized treatment options for their cancer patients through access to expert medical information panels and tumor specific data. The Company’s preclinical eValuation services offer a preclinical tumorgraft platform to pharmaceutical and biotechnology companies using Biomerk Tumorgraft studies, which have been shown to be predictive of how drugs may perform in clinical settings. The Company recognizes revenue when the four basic criteria of the SEC’s Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”) are met: 1) a contract has been entered into with our customers; 2) delivery has occurred or services rendered to our customers; 3) the fee is fixed and determinable as noted in the contract; and 4) collectability is reasonably assured, as fees for services are remitted in full upon execution of the contract. The Company utilizes a proportional performance revenue recognition model for its preclinical eValuation services under which we recognize revenue as performance occurs, based on the relative outputs of the performance that have occurred up to that point in time under the respective agreement, typically the delivery of reports to our customers documenting the results of our testing protocols.
When a personalized oncology or preclinical eValuation arrangement involves multiple elements, the items included in the arrangement (deliverables) are evaluated pursuant to EITF Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables”, to determine whether they represent separate units of accounting. We perform this evaluation at the inception of an arrangement and as we deliver each item in the arrangement. Generally, we account for a deliverable (or a group of deliverables) separately if: (1) the delivered item(s) has standalone value to the customer, (2) there is objective and reliable evidence of the fair value of the undelivered items included in the arrangement, and (3) if we have given the customer a general right of return relative to the delivered item(s), delivery or performance of the undelivered item(s) or service(s) is probable and substantially in our control. All revenue from contracts determined not to have separate units of accounting is recognized based on consideration of the most substantive delivery factor of all the elements in the contract.
Research and Development
Research and development costs represent both costs incurred internally for research and development activities as well as costs incurred externally to fund research activities. All research and development costs are expensed as incurred. We account for non-refundable advance payments for future research and development activities in accordance with EITF 07-03, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” which requires that nonrefundable advance payments be capitalized and recorded as expense when the respective product or services are delivered.
Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquire and the goodwill acquired in connection with business combinations. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The Company adopted SFAS 141(R) in the first quarter of fiscal 2010 which will impact the Company’s future acquisitions.
In December 2007, the FASB ratified the consensuses reached in Emerging Issue Task Force, or EITF, Issue No. 07-1, “Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangements and third parties. Under EITF 07-1, payments between participants pursuant to a collaborative arrangement that are within the scope of other authoritative accounting literature on income statement classification should be accounted for using the relevant provisions of that literature. If the payments are not within the scope of other authoritative accounting literature, the income statement classification for the payments should be based on an analogy to authorize accounting literature or if there is no appropriate analogy, a reasonable, rational, and consistently applied accounting policy election. The Company adopted EITF 07-1 in the first quarter of fiscal 2010 and there was no material impact on the Company’s results of operations, financial condition or liquidity.
In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 defines subsequent events as events or transactions that occur after the balance sheet date, but before the financial statements are issued. If defines two types of subsequent events: recognized subsequent events, which provide additional evidence about conditions that existed at the balance sheet date, and non-recognized subsequent events, which provide evidence about conditions that did not exist at the balance sheet date, but arose before the financial statements were issued. Recognized subsequent events are required to be recognized in the financial statements and non-recognized subsequent events are required to be disclosed. The statement requires entities to disclose the date through which subsequent events have been evaluated, and the basis for that date. SFAS 165 if effective for interim and annual periods ending after June 15, 2009. SFAS 165 is consistent with the Company’s current practice and does not have any impact on the Company’s results of operations, financial condition or liquidity. In connection with the issuance of this quarterly report on Form 10-Q, we have reviewed subsequent events to the date of the condensed consolidated financial statements were issued, September 14, 2009.
In April 2009, the Financial Accounting Standards Board (“FASB”) issued Financial Statement Position (“FSP”) No. FAS 107-1 and Accounting Principal Board (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1” and “APB 28-1”). This statement increases the frequency of fair value disclosures from annual only to quarterly. FSP FAS 107-1 and APB 28-1 is effective for interim periods ending after June 15, 2009 and is effective for the Company with respect to this Form 10-Q. The Company’s adoption of FSP FAS 107-1 and APB 28-1 did not have a material impact on its financial condition, results of operations or disclosures.
In June 2009, the FASB approved the “FASB Accounting Standards Codification” (“Codification”) as the single authoritative source for United States Generally Accepted Accounting Principles (“U.S. GAAP”). The Codification, which was launched on July 1, 2009, does not change current U.S. GAAP, but is intended to simplify user access by providing all authoritative U. S. GAAP in one location. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered nonauthoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification is effective for the Company for the interim period ending October 31, 2009 and will not have an impact on the Company’s financial condition or results of operations.

Note 3. Basic and Diluted Loss per Common Share
Basic and dilutive loss per common share (“EPS”) are calculated in accordance with SFAS No. 128, “Earnings Per Share” (“SFAS 128”). Basic loss per common share is computed by dividing our net loss by the weighted average number of common shares outstanding during the period excluding the dilutive effects of options and warrants.
For the three months ended July 31, 2009 and 2008, diluted loss per common share is computed on the same basis as basic loss per common share, as the inclusion of potential common shares outstanding would be anti-dilutive.
The table below reflects the potential weighted average incremental shares of common stock that have been excluded from the computation of diluted loss per common share since their effect would be anti-dilutive.

	Three Months Ended July 31,
	2009	2008

Stock options	470,000	349,000
Warrants	468,000	491,000

Total common stock equivalents	938,000	840,000

Note 4. Property and Equipment
Property and equipment is recorded at cost and consists of laboratory equipment, furniture and fixtures, computer hardware and software, and leasehold improvements. Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets ranging from three to seven years. Equipment and furniture consisted of the following:

	July 31, 2009	April 30, 2009
Furniture and fixtures	$32,000	$26,000
Computer equipment and software	57,000	55,000
Laboratory equipment	23,000	4,000
Leasehold improvements	2,000	—

Total property and equipment	114,000	85,000
Less accumulated depreciation	(12,000)	(4,000)

Property and equipment, net	$102,000	$81,000

Depreciation expense was approximately $8,000 and $0 for the three months ended July 31, 2009 and 2008, respectively.
Note 5. Licensing Agreements
In July 2009, the Company entered into a Joint Development and Licensing Agreement with a third party for the development of a soluble from of SG410, the Company’s Benzoylyphenylurea (BPU) sulfur analog compound. Under the Joint Agreement, the third party will be entitled to milestone payments upon the successes of certain regulatory approvals and royalty payments on net sales of the licensed BPU product. No amounts were due under this agreement as of July 31, 2009.

Note 6. Stock-Based Compensation
Stock Options
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
The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”). The fair value of the option issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the non-employee consultant has been reached or the counterparty’s performance is complete.

Stock-based compensation in the amount of $50,000 and $62,000 was recognized for the three months ended July 31, 2009 and 2008, respectively. Stock-based compensation costs were recorded as follows:

	Three Months Ended July 31,
	2009	2008
Cost of personalized oncology services	$6,000	$—
Research and development	(12,000)	14,000
General and administrative	56,000	48,000

Total share-based compensation expense	$50,000	$62,000

Black-Scholes assumptions used to calculate the fair value of options granted during the three months ended July 31, 2009 and 2008 were as follows:

	Three Months Ended July 31,
	2009	2008
Expected term in years	6.0	6.0
Risk free interest rates	3.0%	2.4%
Volatility	94%	69%
Dividend yield	0%	0%
Note 7. Stockholder’s Equity
Common Stock
During the three months ended July 31, 2008, options to purchase 25,000 shares of the Company’s unregistered common stock were exercised resulting in the receipt by the Company of net cash proceeds of $7,500. No options were exercised in the three months ended July 31, 2009.
During the three months ended July 31, 2009, the Company issued a total of 360,000 options to purchase our unregistered common stock to three employees. The options have a weighted average exercise price of $1.02, expire in ten years, and vest evenly over three years from the date of grant.
Warrants
During the three months ended July 31, 2009, warrants to purchase 15,408 shares of the Company’s unregistered common stock were exercised resulting in the receipt by the Company of net cash proceeds of $3,081. No warrants were exercised in the three months ended July 31, 2008.
At July 31, 2009, the Company has warrants outstanding to purchase 748,983 shares of the Company’s unregistered common stock with a weighted average price of $0.36 per share which expire between 2 and 5 years.
Note 8. Related Party Transactions
Related party transactions include transactions between the Company and certain of its shareholders, management and affiliates.
In May 2009 the Board of Directors approved a stock repurchase agreement with a Board member which obligates the Company to purchase up to approximately $400,000 worth of the Company’s common stock held by the Board member over the next two years providing that the Board member continues his services under a consulting agreement executed concurrently with the stock repurchase agreement. Under the stock repurchase agreement, the Company has made an initial purchase of $125,000 of the Company’s shares of common stock, and may be required to make quarterly purchases of $31,250 of the Company’s common stock held by the Board member after the end of each fiscal quarter. Such purchases may occur quarterly through April 2011 provided the consulting agreement remains in effect. The purchase price per share of the common stock for each purchase is equal to the lesser of $0.50 or 50% of the average volume-weighted closing price of the stock as quoted on the OTC Bulletin Board for the 30 day trading period ending on the day before the date of each purchase.
During the first quarter ended July 31, 2009 the Company paid this Board member $156,250 for the purchase of 312,500 shares of our common stock under the above agreement. The Company subsequently acquired 75,562 shares for $31,250 in August of 2009.
The Company accounted for its obligation to repurchase shares of its common stock under the stock repurchase agreement as a put option entered into in connection with a compensation arrangement, and valued the obligation at fair value. The fair value of the put option was determined to be de minimus, as the purchase price of the shares of common stock would be less than the fair value of those shares unless the price of the Company’s stock dropped significantly during the 30 day trading period ending on the day before the date of each purchase which the Company considered remote. Because the requirement for the Company to transfer cash in exchange for the shares of common stock is not within its control, the Company initially recorded an amount equal to the total purchase price required under the arrangement in temporary equity with a corresponding reduction of additional paid-in capital. As of July 31, 2009, the Company has $250,000 remaining to be paid under the stock repurchase agreement.
Further, under the stock repurchase agreement, the Company, at its option, may purchase all or any part of the shares that have not been previously purchased, up to but not to exceed, 2,250,000 shares of the common stock at the discretion of the Company subject to the pricing formula described above. This option may be exercised during the period of the consulting agreement or for a period up to one year following the termination of the consulting agreement. The Company has accounted for this as a purchased call option on its own stock. As this arrangement is indexed to, and will be settled in, the Company’s own shares of common stock, it has recorded a decrease to stockholders’ equity at the call option’s fair value of $1,774,000. Additionally, because the option provides the Company the ability to repurchase its own shares of common stock at a price less than fair value and the call option was provided by a significant shareholder, the Company has recorded a corresponding contribution to stockholders’ equity of $1,774,000.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the financial statements and related notes that appear elsewhere in this report.
Forward-Looking Statements
This Quarterly Report on Form 10-Q, including Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains certain “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation, and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new programs; expectations that regulatory developments or other matters will not have a material adverse effect on our financial position, results of operations, or liquidity; statements concerning projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, and future economic performance; and statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions, as well as statements in future tense, identify forward-looking statements.
Forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.
Forward-looking statements speak only as of the date the statements are made. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2009, as updated in our subsequent reports filed with the Securities and Exchange Commission (“SEC”), including any updates found in Part II, Item 1A of this or other reports on Form 10-Q. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.
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
We are leveraging our preclinical platform to evaluate oncology drug candidates and to develop a portfolio of novel or repositioned drug candidates through pre-clinical or early clinical trials. As drugs progress through this early stage of development, the Company plans to sell, partner or license them to pharmaceutical and/or biotechnology companies, as appropriate. We believe this strategy will enable us to leverage the competencies of these partners or licensees to maximize our return on investment in a time frame that is shorter than for traditional drug development. We believe that this model is unlike that of many new biotechnology companies that look to bring the process of drug development through all phases of discovery, development, regulatory approvals, and marketing, which requires a very large financial commitment and a long development period, typically more than a decade, to commercialize. Thus far, we have acquired two oncology drug candidates and we have begun preclinical development of the lead candidate, SG410, through the use of contract facilities. We have secured preclinical supply of SG410 drug substance and it is our intention to develop a soluble form of the compound and evaluate its efficacy in Biomerk Tumorgrafts from several cancer types. If results are promising, it is our intention to continue preclinical development and then sell, partner or license SG410 for its remaining clinical development.

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
Results of Operations
Three Months Ended July 31, 2009 and 2008
Revenues
Revenues for the three months ended July 31, 2009 and 2008 were $962,000 and $673,000, respectively, an increase of $289,000 or 43%.
Revenues from personalized oncology services (“POS”) for the three months ended July 31, 2009 and 2008 were $899,000 and $616,000, respectively, an increase of $283,000 or 46%. This increase of $283,000 consisted of increases in personalized oncology tumorgraft studies and vaccines, partially offset by a decrease in revenues from physician panels. Payments for POS are generally received in advance and recorded as deferred revenue. During the three months ended July 31, 2009 we received $685,000 in new POS contracts and completed contracts totaling $899,000. Revenues from preclinical eValuation services for the three months ended July 31, 2009 and 2008 were $63,000 and $57,000, respectively, an increase of $6,000 or 11%. The Company utilizes a proportional performance revenue recognition model for its preclinical eValuation services under which we recognize revenue as performance occurs, based on the relative outputs of the performance that have occurred up to that point in time under the respective agreement, typically the delivery of reports to our customers documenting the results of our testing protocols. Payments for preclinical eValuation services are generally received in advance and recorded as deferred revenue.
Operating Expenses
Cost of personalized oncology services (“CPOS”) for the three months ended July 31, 2009 and 2008 were $634,000 and $226,000, respectively, an increase of $408,000 or 181%. CPOS expenses grew at a faster rate than revenues due primarily to the increased revenues from tumorgraft studies which have higher expenses (lower gross margins) than those of revenues from POS physician panels. In addition, the Company recognized a vaccine development study which required additional up front expenses that will be contractually incurred over our first two development studies.
Cost of preclinical eValuation services for the three months ended July 31, 2009 and 2008 were $34,000 and $34,000, respectively. Cost of preclinical eValuation services represent expenses paid to a contract research organization that provides propagation and testing of Biomerk Tumorgrats.
Research and development expenses for the three months ended July 31, 2009 and 2008 were $496,000 and $231,000, respectively, an increase of $265,000 or 115%. This increase is primarily due to our increased effort to develop and add to our tumorgraft platform and our continuing effort to identify and secure future drug candidates.
General and administrative expenses for the three months ended July 31, 2009 and 2008 were $806,000 and $334,000, respectively, an increase of $472,000 or 141%. This increase is primarily due to our continuing development of corporate infrastructure to support our increased revenue generating activities in the United States, Israel and the United Kingdom.

Interest Income
Interest income for the three months ended July 31, 2009 and 2008 was $5,000 and $21,000, respectively. The decrease in interest income resulted from the company’s decrease in assets held in interest bearing investments.
Net Loss
The Company’s net loss for the three months ended July 31, 2009 and 2008 was $1,003,000 and $131,000, respectively. The $872,000 increase in our net loss for the three months ended July 31, 2009 reflects the $1,145,000 increase in operating expenses and a net decline of $16,000 in interest income offset by the $289,000 increase in revenues.
Liquidity and Capital Resources
As of July 31, 2009, our source of liquidity was cash of $1,530,000 compared to $1,728,000 (exclusive of a $1,017,000 certificate of deposit) at April 30, 2009. Our cash decreased by $198,000 during the three months ended July 31, 2009 due primarily to our use of cash in operations of $1,018,000 offset by the conversion to cash of our $1,107,000 certificate of deposit upon the maturity of that instrument. Additionally, we purchased property and equipment for $44,000, treasury stock for $156,000, and received cash of $3,000 from the exercise of warrants to purchase our common stock.
The Company’s working capital as of July 31, 2009 and April 30, 2009 was $39,000 and $1,166,000, respectively.
Commitments and Contractual Obligations
There have been no material changes in our contractual obligations and other commercial commitments other than in the ordinary course of business since the end of fiscal year 2009. Information regarding our contractual obligations and commercial commitments is provided in our Annual Report on Form 10-K for the fiscal year ended April 30, 2009.
Ability to Continue As A Going Concern
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
Off Balance Sheet Arrangements
We have not entered into any transactions with unconsolidated entities whereby we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risk, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing and liquidity support or market risk or credit risk support to the Company.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
None

Item 4T.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
It is management’s responsibility to establish and maintain “disclosure and controls and procedures” as such term is defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Our management, including our principal executive officer and our principal financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of a date within ninety (90) days of the filing date of this Form 10-Q quarterly report. Following this review and evaluation, management collectively determined that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our principle executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There were no changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) and 15d -15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
The Company continues to take steps to strengthen our system of internal control and disclosure control procedures in regards to the four material weaknesses as further discussed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2009.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
From time to time we are involved in litigation incidental to the conduct of our business. While the outcome of lawsuits and other proceedings against us cannot be predicted with certainty, in the opinion of management, individually or in the aggregate, no such lawsuits are expected to have a material effect on our financial position or results of operations.

Item 1A.	Risk Factors.
We operate in a rapidly changing environment that involves a number of risks. These and other risks could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our stock, please refer to Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None

Item 3.	Defaults Upon Senior Securities.
None

Item 4.	Submission of Matters to a Vote of Security Holders.
None

Item 5.	Other Information.
None

Item 6.	Exhibits.

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAMPIONS BIOTECHNOLOGY, INC. (Registrant)
Date: September 14, 2009	By:	/s/ Douglas D. Burkett
Douglas D. Burkett
President and Principal Executive Officer

	By:	/s/ Mark R. Schonau
Mark R. Schonau
Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description

Exhibit 31.1	Certification by the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification by the Chief Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002