Form 10-Q
period 2009-10-31
CHAMPIONS BIOTECHNOLOGY, INC.
filed 2009-12-15
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-17263
CHAMPIONS BIOTECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1401755

(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

855 N. Wolfe Street, Suite 619, Baltimore, MD	21205

(Address of principal executive offices)	(Zip code)
(410) 369-0365
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed from last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of December 14, 2009, the Registrant had a total of 32,865,185 shares of common stock outstanding.

CHAMPIONS BIOTECHNOLOGY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
CHAMPIONS BIOTECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31, 2009	April 30, 2009
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$394,000	$1,728,000
Short term investments	—	1,017,000
Accounts receivable	72,000	—
Prepaid expenses, deposits, and other receivables	692,000	1,125,000

Total current assets	1,158,000	3,870,000

Property and equipment, net	97,000	81,000
Goodwill	669,000	669,000

TOTAL ASSETS	$1,924,000	$4,620,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,185,000	$1,414,000
Accrued liabilities	106,000	67,000
Deferred revenue	131,000	1,223,000

Total current liabilities	1,422,000	2,704,000

COMMITMENTS AND CONTINGENCIES
Accrued stock repurchase	219,000	—

STOCKHOLDERS’ EQUITY

Preferred stock, $10 par value; 56,075 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized; 33,844,000 and 33,579,000 issued at October 31, 2009 and April 30, 2009, respectively, and 32,865,000 and 32,989,000 shares outstanding at October 31, 2009 and April 30, 2009, respectively	34,000	34,000
Treasury stock, at cost, 979,000 and 590,000 shares at October 31, 2009 and April 30, 2009, respectively	(188,000)	(1,000)
Additional paid-in capital	11,783,000	11,640,000
Accumulated deficit	(11,344,000)	(9,757,000)
Accumulated other comprehensive income	(2,000)	—

Total stockholders’ equity	283,000	1,916,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,924,000	$4,620,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS BIOTECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
OPERATING REVENUE
Personalized oncology services	$589,000	$864,000	$1,488,000	$1,480,000
Preclinical eValuation services	700,000	180,000	763,000	237,000

Total operating revenue	1,289,000	1,044,000	2,251,000	1,717,000

COSTS AND OPERATING EXPENSES
Cost of Personalized oncology services	(13,000)	369,000	621,000	595,000
Cost of Preclinical eValuation services	350,000	90,000	384,000	123,000
Research and development	645,000	417,000	1,141,000	649,000
General and administrative	891,000	354,000	1,697,000	688,000

Total costs and operating expenses	1,873,000	1,230,000	3,843,000	2,055,000

LOSS BEFORE OTHER INCOME	(584,000)	(186,000)	(1,592,000)	(338,000)
Interest income	—	25,000	5,000	46,000

LOSS BEFORE PROVISION FOR INCOME TAXES	(584,000)	(161,000)	(1,587,000)	(292,000)
Provision for income taxes	—	—	—	—

NET LOSS	$(584,000)	$(161,000)	$(1,587,000)	$(292,000)

NET LOSS PER SHARE — BASIC AND DILUTED	$(0.02)	$(0.00)	$(0.05)	$(0.01)

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	32,713,000	33,273,000	32,736,000	33,271,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS BIOTECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended October 31,
	2009	2008
OPERATING ACTIVITIES

Net loss	$(1,587,000)	$(292,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Common stock issued for patent	175,000	—
Stock-based compensation	184,000	101,000
Depreciation	16,000	—
Changes in operating assets and liabilities:
Prepaid expenses, deposits, and other receivables	362,000	(220,000)
Accounts payable	(229,000)	160,000
Accrued liabilities	39,000	(361,000)
Deferred revenue	(1,092,000)	(43,000)

Net cash used in operating activities	(2,132,000)	(655,000)

INVESTING ACTIVITIES

Proceeds from certificate of deposit	1,017,000	—
Purchase of property and equipment	(32,000)	—
Purchase of intangibles	—	(9,000)

Net cash provided by (used in) investing activities	985,000	(9,000)

FINANCING ACTIVITIES

Purchase of treasury stock	(188,000)	—
Proceeds from exercise of options and warrants	3,000	7,000

Net cash (used in) provided by financing activities	(185,000)	7,000
Exchange rate effect on cash and cash equivalents	(2,000)	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,334,000)	(657,000)

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	1,728,000	3,709,000

CASH AND CASH EQUIVALENTS — END OF PERIOD	$394,000	$3,052,000

The accompanying notes are an integral part of these consolidated financial statements.

CHAMPIONS BIOTECHNOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization, Use of Estimates and Basis of Presentation
Champions Biotechnology, Inc., (the “Company”, or “we”) is a biotechnology company that is engaged in the development of advanced preclinical platforms and predictive tumor specific data to enhance and accelerate the value of oncology drugs. In March 2009, the Company formed Champions Biotechnology UK Limited, a wholly owned subsidiary, in order to establish operations in the United Kingdom and Israel.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates consist of share-based compensation and expenses related to personalized oncology services.
During the three months ended October 31, 2009, the Company recognized a $218,000 reduction in expense as a result of certain obligations being canceled by various vendors that were previously accrued.
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
We evaluated subsequent events through the date the accompanying financial statements were issued, which was December 15, 2009.
Note 2. Summary of Significant Accounting Policies
Unaudited Interim Financial Information
These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany transactions and accounts have been eliminated. Certain information related to the Company’s significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated are consistent with those followed in the Company’s annual consolidated financial statements for the year ended April 30, 2009, as filed on the Company’s Annual Report on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 30, 2009.
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
Segment Reporting
The Company operates as a single operation, using core infrastructure that serves the oncology needs of customers through both personalized oncology and preclinical services. The Company’s chief operating decision maker assesses the Company’s performance as a whole and no expense or operating income is generated or evaluated on any component level.
Reclassifications
Certain reclassifications have been made to the prior period financial statement amounts to conform to the current period presentation.
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
Fair Value of Financial Instruments
As of October 31, 2009, the carrying value of cash and cash equivalents, prepaid expenses, deposits and other receivables, accounts payable, accrued liabilities and deferred revenue approximate their fair value based on the liquidity or the short-term maturities of these instruments.
Goodwill
Goodwill represents the excess of the cost over the fair market value of the net assets acquired including identifiable assets. Goodwill is tested annually, or more frequently if circumstances indicate potential impairment, by comparing its fair value to its carrying amount. The determination of whether or not goodwill is impaired involves significant judgment. Although the Company believes its goodwill is not impaired, changes in strategy or market conditions could significantly impact the judgments and may require future adjustments to the carrying value of goodwill.
Revenue Recognition
The Company derives revenue from Personalized Oncology and Preclinical eValuation services. Personalized Oncology Services assist physicians by providing information that may enhance personalized treatment options for their cancer patients through access to expert medical information panels and tumor specific data. The Company’s Preclinical eValuation services offer a preclinical tumorgraft platform to pharmaceutical and biotechnology companies using Biomerk Tumorgraft studies, which have been shown to be predictive of how drugs may perform in clinical settings. The Company recognizes revenue when the following four basic criteria are met: 1) a contract has been entered into with our customers; 2) delivery has occurred or services rendered to our customers; 3) the fee is fixed and determinable as noted in the contract; and 4) collectability is reasonably assured, as fees for services are remitted in full upon execution of the contract. The Company utilizes a proportional performance revenue recognition model for its preclinical eValuation services under which we recognize revenue as performance occurs, based on the relative outputs of the performance that have occurred up to that point in time under the respective agreement, typically the delivery of reports to our customers documenting the results of our testing protocols.

When a Personalized Oncology or Preclinical eValuation arrangement involves multiple elements, the items included in the arrangement (deliverables) are evaluated to determine whether they represent separate units of accounting. We perform this evaluation at the inception of an arrangement and as we deliver each item in the arrangement. Generally, we account for a deliverable (or a group of deliverables) separately if: (1) the delivered item(s) has standalone value to the customer, (2) there is objective and reliable evidence of the fair value of the undelivered items included in the arrangement, (3) if we have given the customer a general right of return relative to the delivered item(s), and (4) delivery or performance of the undelivered item(s) or service(s) is probable and substantially in our control. All revenue from contracts determined not to have separate units of accounting is recognized based on consideration of the most substantive delivery factor of all the elements in the contract.
Research and Development
Research and development costs represent both costs incurred internally for research and development activities as well as costs incurred externally to fund research activities. All research and development costs are expensed as incurred. Non-refundable advance payments are capitalized and recorded as expense when the respective product or services are delivered.
Recent Accounting Pronouncements
In August 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2009-5, “Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 amends Accounting Standards Codification Topic 820, “Fair Value Measurements.” Specifically, ASU 2009-5 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following methods: (i) a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities or similar liabilities when traded as assets and/or (ii) a valuation technique that is consistent with the principles of Topic 820 of the Accounting Standards Codification (e.g. an income approach or market approach). ASU 2009-05 also clarifies that (i) when estimating the fair value of a liability, a reporting entity is not required to adjust to include inputs relating to the existence of transfer restrictions on that liability and (ii) that both a quoted price in an active market for an identical liability at the measurement date and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are level one fair value measurements. ASU 2009-05 is effective for financial statements issued for interim and annual periods beginning after August 28, 2009. We do not anticipate that the adoption of this standard will have a material impact on our financial position and results of operations.
In June 2009, the FASB issued guidance for determining whether an entity is a variable interest entity (“VIE”). This guidance requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under this guidance, an enterprise has a controlling financial interest when it has (i) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (ii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Enterprises are also required to assess whether they have an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. This guidance also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. This guidance is effective for annual reporting periods beginning after November 15, 2009. We do not anticipate that the adoption of this guidance will have a material impact on our financial position and results of operations.
In June 2009, the FASB approved the “FASB Accounting Standards Codification” (“Codification”) as the single authoritative source for GAAP. The Codification, which was launched on July 1, 2009, does not change current U.S. GAAP, but is intended to simplify user access by providing all authoritative U.S. GAAP in one location. All existing accounting standards will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification did not change GAAP and did not have a material impact on the Company’s condensed consolidated financial statements.

Note 3. Basic and Dilutive Loss Per Common Share
Basic loss per common share is computed by dividing our net loss by the weighted average number of common shares outstanding during the period excluding the dilutive effects of options and warrants. For the three and six months ended October 31, 2009 and 2008, diluted loss per common share is computed on the same basis as basic loss per common share, as the inclusion of potential common shares outstanding would be anti-dilutive. The table below reflects the potential weighted average incremental shares of common stock that have been excluded from the computation of diluted loss per common share since their effect would be anti-dilutive.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008

Stock options	439,598	373,440	454,927	361,448
Warrants	431,605	444,353	449,850	467,774
Restricted stock	5,684	—	2,842	—

Total common stock equivalents	876,887	817,793	907,619	829,222

Note 4. Property and Equipment
Property and equipment is recorded at cost and consists of laboratory equipment, furniture and fixtures, computer hardware and software, and leasehold improvements. Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets ranging from three to seven years. Leasehold improvements are depreciated on a straight-line basis over the lesser of the lease term or estimated useful life. Property and equipment consisted of the following:

	October 31,	April 30,
	2009	2009
Laboratory equipment	$28,000	$4,000
Furniture and fixtures	32,000	26,000
Computer hardware and software	55,000	55,000
Leasehold improvements	2,000	—

Total property and equipment	$117,000	$85,000
Less accumulated depreciation	(20,000)	(4,000)

Property and equipment, net	$97,000	$81,000

Depreciation expense was approximately $8,000 and $0 for the three months ended October 31, 2009 and 2008, respectively, $16,000 and $0 for the six months ended October 31, 2009 and 2008, respectively.
Note 5. Licensing agreements
TAR-1 license agreement
In October 2009, the Company entered into a license agreement with an Israeli company for world-wide rights to develop and commercialize a transactivation and apoptosis restoring (TAR-1) developmental drug candidate. The Company may terminate the license agreement in whole or in part on a country by country basis for any reason upon sixty days prior written notice.
Under the terms of the agreement, the Company will make an initial payment of $60,000 upon execution of the agreement. In addition, the Company will be required to pay $6,140,000 upon successful completion of certain clinical milestones, $5,000,000 upon reaching certain regulatory approvals and $23,000,000 upon achievement of certain commercial milestones. The Company will also make royalty payments based on net sales as defined in the license agreement. In addition, the Company will pay an annual licensing fee of $30,000 for the first three years of the agreement beginning on the second year of the agreement. The Company also agreed to pay for $118,000 of past patent expenses incurred by the Israeli company prior to execution of the agreement. The initial payment of past patent expenses, first annual licensing fee and initial payment were all charged to research and development expense during the three months ended October 31, 2009.
Benzoylyphenylerea license agreement
In July 2009, the Company entered into a joint development and licensing agreement with a third party for the development of a soluble form of SG 410, the Company’s Benzoylyphenylerea (BPU) sulfur analog compound. Under the joint agreement, the third party will be entitled to milestone payments of $2,000,000 upon the success of certain regulatory approvals and royalty payments on net sales of the licensed BPU product. No amounts were due under this agreement as of October 31, 2009.

Note 6. Stock-Based Compensation
The Company may grant (i) Incentive Stock Options, (ii) Non-statutory Stock Options, (iii) Restricted Stock Awards, and (iv) Stock Appreciation Rights (collectively, stock-based compensation) to its employees, directors and non-employee consultants under a 2008 Equity Incentive Plan that has not yet been approved by the Company’s shareholders. Such awards may be granted by the Company’s Board of Directors. Options granted under the plan expire no later than ten years from the date of grant and the awards vest as determined by the Board of Directors.
For share-based payments to non-employee consultants, the fair value of the share-based consideration issued is used to measure the transaction, as management believes this to be a more reliable measure of fair value than the services received. The fair value is measured at the value of the Company’s common stock or stock options on the date that the commitment for performance by the non-employee consultant has been reached or the counterparty’s performance is complete.
Stock-based compensation in the amount of $134,000 and $38,000 was recognized for the three months ended October 31, 2009 and 2008, respectively and $184,000 and $100,000 for the six months ended October 31, 2009 and 2008, respectively. Stock-based compensation costs were recorded as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Cost of personalized oncology services	$4,000	$—	$11,000	$—
Research and development	44,000	(2,000)	32,000	12,000
General and administrative	86,000	40,000	141,000	88,000

Total stock-based compensation expense	$134,000	$38,000	$184,000	$100,000

Black-Scholes assumptions used to calculate the fair value of options and warrants granted during the three months ended October 31, 2009 and 2008 were as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2009	2008	2009	2008
Expected term in years	6.0	3.4	6.0	3.4 – 6.0
Risk free interest rates	2.8%	2.1%	2.8% – 3.1%	2.1% – 2.4%
Volatility	94%	102%	94%	69% – 102%
Dividend yield	0%	0%	0%	0%
Stock options and restricted stock
During the six months ended October 31, 2008, options to purchase 25,000 shares of the Company’s unregistered common stock were exercised resulting in the receipt by the Company of net cash proceeds of $7,000. No options were exercised in the six months ended October 31, 2009.
During August 2009, the Company issued a total of 249,948 options to purchase the Company’s unregistered common stock to members of Board of Directors and employees. The options have an exercise price of $0.77, expire in ten years, and vest evenly over three years from the date of grant.
During the three months ended October 31, 2009, the Company granted 8,526 shares of restricted common stock valued at $6,565 to our Chief Financial Officer. The shares vest evenly over three years.
Warrants
During the six months ended October 31, 2009, warrants to purchase 15,408 shares of the Company’s unregistered common stock were exercised resulting in the receipt by the Company of net cash proceeds of $3,000. No warrants were issued for the six months ended October 31, 2009. Warrants to purchase 150,000 shares of the Company’s unregistered common stock were issued during the six months ended October 31, 2008. No warrants were exercised during six months ended October 31, 2008.

At October 31, 2009, the Company has warrants outstanding to purchase 748,983 shares of the Company’s unregistered common stock with a weighted average exercise price of $0.36 per share which expire from October 2011 through July 2014.
Stock Option Plans
In October 2009, the Company amended the director compensation plan wherein independent directors of the Company shall be entitled to an annual award of options to purchase 50,000 shares of the Company’s unregistered common stock, and the Chairman of the Board of the Company shall be entitled to an annual award of options to purchase 80,000 shares of the Company’s unregistered common stock.
Note 7. Related Party Transactions
Related party transactions include transactions between the Company and certain of its shareholders, management and affiliates.
In May 2009, the Board of Directors approved a stock repurchase agreement with a Board member which obligates the Company to purchase up to approximately $407,000 of the Company’s common stock held by the Board member over the next two years providing that the Board member continues his services under a consulting agreement executed concurrently with the stock repurchase agreement. Under the stock repurchase agreement, the Company made an initial purchase of $125,000 of Company’s shares of common stock, and may be required to make quarterly purchases of $31,250 of the Company’s common stock held by the Board member after the end of each fiscal quarter. Such purchases may occur quarterly through April 2011 provided the consulting agreement remains in effect. The purchase price per share of the common stock for each purchase is equal to the lesser price of $0.50 or 50% of the average volume-weighted closing price of the stock as quoted on the OTC Bulletin Board for the 30 day trading period ending on the day before the date of each purchase as long as the consulting agreement remains in effect.
Under the agreement, the Company has paid this Board member approximately $188,000 for the purchase of 389,062 shares of our common stock as of October 31, 2009.
The Company accounted for its obligation to repurchase shares of its common stock under the stock repurchase agreement as a put option entered into in connection with a compensation arrangement, and valued the obligation at fair value. The fair value of the put option was determined to be de minimus, as the purchase price of the shares of common stock would be less than the fair value of those shares unless the price of the Company’s stock dropped significantly during the 30 day trading period ending on the day before the date of each purchase which the Company considered remote. Because the requirement for the Company to transfer cash in exchange for the shares of common stock is not within its control, the Company initially recorded an amount equal to the total purchase price required under the arrangement in temporary equity with a corresponding reduction of additional paid-in capital. As of October 31, 2009, the Company has approximately $219,000 remaining to be paid under the stock repurchase agreement based on the stock price as of that date.
Further, under the stock repurchase agreement, the Company, at its option, may purchase all or any part of the shares that have not been previously purchased, up to but not to exceed, 2,250,000 shares of the common stock at the discretion of the Company subject to the pricing formula described above. This option may be exercised during the period of the consulting agreement or for a period up to one year following the termination of the consulting agreement. The Company has accounted for this as a purchased call option on its own stock. As this arrangement is indexed to, and will be settle in, the Company’s own shares of common stock, it has recorded a decrease to stockholder’s equity at the call options’ fair value of $1,774,000. Additionally, because the option provides the Company the ability to repurchase its own shares of common stock at a price less than fair value and the call option was provided by a significant shareholder, the Company has recorded a corresponding contribution to stockholder’s equity of $1,774,000.

Note 8. Stockholders’ Equity
In September 2009, the Company issued 250,000 shares of the Company’s unregistered common stock valued at $175,000 to the original owners of the SG 410 patent whereby the Company had previously acquired the rights to the SG 410 patent in February, 2007. The unregistered common stock was issued as the final contingent payment due upon issuance of the patent which occurred in September 2009. The $175,000 expense is included in research and development expense in the accompanying condensed consolidated statement of operations.
Note 9. Subsequent Events
Bithionol license agreement
In November 2009, the Company entered into a license agreement with two U.S. based companies. The license agreement grants the Company world-wide rights to develop and commercialize Bithionol, a drug candidate, for the treatment of various forms of cancer which include melanoma, prostate, breast and lung cancer. The Company may terminate the license agreement in whole or in part on a country by country basis for any reason upon sixty days prior written notice.
Under the terms of the agreement, the Company will make a payment of $50,000 upon execution of the agreement. In addition, the Company will be required to pay $6,300,000 upon successful completion of certain clinical milestones. The Company will also make royalty payments based on a percentage of net sales as defined in the license agreement. In addition, the Company will pay annual license fee payments ranging from $25,000 to $100,000 until the minimum royalty payments outlined in the license agreement are met. The Company will also pay $29,780 for past patent expenses incurred by the two U.S. based companies upon signing of the licensing agreement. All amounts will be recorded as research and development expense.
Change in Management
Douglas D. Burkett, President and Principal Executive Officer of the Company, advised the Company that he will resign his position effective the close of business on December 31, 2009 but agreed to serve as a consultant to the Company through June 7, 2010. On December 10, 2009, in conjunction with Dr. Burkett’s departure, the Company amended Dr. Burkett’s employment agreement entitling Dr. Burkett to a bonus of $25,000 subject to the completion of certain events before his departure subject to the satisfaction and discretion of the Audit Committee and Compensation Committee of the Board of Directors. The amended employment agreement also accelerated the vesting of 166,670 of Dr. Burkett’s unvested stock options to December 31, 2009. The Company has considered this a Type III modification and will result in $43,000 of compensation expense to be recognized during the third quarter of fiscal 2009.

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
Forward-looking statements speak only as of the date the statements are made. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2009, as updated in our subsequent reports filed with the SEC, including any updates found in Part II, Item 1A of this or other reports on Form 10-Q. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.
Overview
The Company is engaged in the development of advanced preclinical platforms and predictive tumor specific data to enhance and accelerate the value of oncology drugs. Our Preclinical Platform is a novel approach based upon the implantation of primary human tumor fragments in immune deficient mice followed by propagation of the resulting engraftments (Biomerk Tumorgrafts™) in a manner that preserves the biological characteristics of the original human tumor. We believe that Biomerk Tumorgrafts closely reflect human cancer biology and their response to drugs is more predictive of clinical outcomes in cancer patients. The Company is building its Biomerk Tumorgraft platform through the procurement, development and characterization of numerous Tumorgrafts within each of several cancer types. Tumorgrafts are procured through agreements with a number of institutions in the U.S. and overseas and developed and tested through agreement with a U.S. based preclinical facility.
We are leveraging our preclinical platform to evaluate oncology drug candidates and to develop a portfolio of novel or repositioned drug candidates through pre-clinical or early clinical trials. As drugs progress through this early stage of development, the Company plans to sell, partner or license them to pharmaceutical and/or biotechnology companies, as appropriate. We believe this strategy will enable us to leverage the competencies of these partners or licensees to maximize our return on investment in a time frame that is shorter than for traditional drug development. We believe that this model is unlike that of many new biotechnology companies that look to bring the process of drug development through all phases of discovery, development, regulatory approvals, and marketing, which requires a very large financial commitment and a long development period, typically more than a decade, to commercialize. Thus far we have acquired or licensed three oncology drug candidates, SG410, TAR-1, and Bithionol We have begun preclinical development of the lead candidate, SG410, through the use of contract facilities and have secured a preclinical supply of SG410 drug substance and developed a soluble form of the compound and we intend to evaluate its efficacy in Biomerk Tumorgrafts from several cancer types. If results are promising, it is our intention to continue preclinical development and then sell, partner or license SG410 for its remaining clinical development. The Company also entered into license agreements to develop and commercialize TAR-1 and Bithionol in October, 2009 and November, 2009, respectively.

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
Results of Operations
Three Months Ended October 31, 2009 and 2008
Revenues
Revenues for the three months ended October 31, 2009 and 2008 were $1,289,000 and $1,044,000, respectively, an increase of $245,000 or 23%.
Revenues from Personalized Oncology Services (“POS”) for the three months ended October 31, 2009 and 2008 were $589,000 and $864,000, respectively, a decrease of $275,000 or 32%. This decrease consisted of a $570,000 decrease in revenues from physician panels offset by a $295,000 increase in tumorgraft implantations, tumorgraft studies, and vaccine studies. Payments for POS are generally received in advance and recorded as deferred revenue.
Revenues from Preclinical eValuation services for the three months ended October 31, 2009 and 2008 were $700,000 and $180,000, respectively, an increase of $520,000 or 288%. The Company utilizes a proportional performance revenue recognition model for its preclinical eValuation services under which we recognize revenue as performance occurs, based on the relative outputs of the performance that have occurred up to that point in time under the respective agreement, typically the delivery of reports to our customers documenting the results of our testing protocols. Payments, or partial payments, for Preclinical eValuation services are generally received in advance and recorded as deferred revenue.
Operating Expenses
Cost of Personalized Oncology Services (“CPOS”) for the three months ended October 31, 2009 and 2008 were ($13,000) and $369,000, respectively, a decrease of $382,000 or 104%. This decrease is due to a $257,000 decrease in CPOS reflecting the 32% decrease in POS revenues and a one-time $125,000 credit for accrued costs of a personalized oncology study agreement. We entered into a personalized oncology study agreement in January 2009 with our contract research organizations (“CRO”). In October 2009, we terminated the personalized oncology study due to certain performance conditions on the Company’s behalf. Subsequently, the obligation for the amount payable was cancelled by the CRO’s resulting in a change in estimate and a one-time credit of $125,000 to CPOS.
Cost of Preclinical eValuation services for the three months ended October 31, 2009 and 2008, were $350,000 and $90,000, respectively, an increase of $260,000 or 289%. Cost of Preclinical eValuation services increased due to the increase in Preclinical eValuation revenues.
Research and development (“R&D”) expenses for the three months ended October 31, 2009 and 2008, were $645,000 and $417,000, respectively, an increase of $228,000 or 55%. This increase is primarily due to the $175,000 charge for the final payment made with our unregistered common stock for the acquisition of the SG-410 patent, the recognition of licensing fees, and costs in connection with our TAR-1 licensing agreement of $208,000 and, offset by a $65,000 decrease in tumorgraft acquisition and testing costs and the cancelation of an amount payable of $90,000 to certain vendors for lack of performance.

General and administrative expenses for the three months ended October 31, 2009 and 2008, were $891,000 and $354,000, respectively, an increase of $537,000 or 152%. This increase is primarily due to our development of corporate infrastructure to support our increased generating activities of the Company and includes increased payroll, legal, accounting, marketing, and office rent expenses.
Interest Income
Interest income for the three months ended October 31, 2009 and 2008, was $0 and $25,000, respectively. The decrease in interest income resulted from the Company’s decrease in assets held in interest bearing investments.
Net Loss
The Company’s net loss for the three months ended October 31, 2009 and 2008, was $584,000 and $161,000, respectively. The $423,000 increase in our net loss for the three months ended October 31, 2009, reflects the $643,000 increase in operating expenses and a net decline of $25,000 in interest income offset by the $245,000 increase in revenues.
Six Months Ended October 31, 2009 and 2008
Revenues
Revenues for the six months ended October 31, 2009 and 2008, were $2,251,000 and $1,717,000, respectively, an increase of $534,000 or 31%.
Revenues from POS for the six months ended October 31, 2009 and 2008, were $1,488,000 and $1,480,000, respectively, an increase of $8,000 or 1%. This increase of $8,000 consisted of a $735,000 decrease in revenues from physician panels offset by a $743,000 increase in tumorgraft implantations, tumorgraft studies, and vaccine contracts. Payments for POS are generally received in advance and recorded as deferred revenue.
Revenues from Preclinical eValuation services for the six months ended October 31, 2009 and 2008, were $763,000 and $237,000, respectively, an increase of $526,000 or 222%. The Company utilizes a proportional performance revenue recognition model for its preclinical eValuation services under which we recognize revenue as performance occurs, based on the relative outputs of the performance that have occurred up to that point in time under the respective agreement, typically the delivery of reports to our customers documenting the results of our testing protocols. Payments, or partial payments, for Preclinical eValuation services are generally received in advance and recorded as deferred revenue.
Operating Expenses
CPOS for the six months ended October 31, 2009 and 2008, were $621,000 and $595,000, respectively, an increase of $26,000 or 4%. This increase is due to a $151,000 increase in CPOS offset by a one-time $125,000 credit for accrued costs of a personalized oncology study agreement. We entered into a personalized oncology study agreement in January 2009 with our contract research organizations (“CRO”). In October 2009, we terminated the personalized oncology study due to certain performance conditions on the Company’s behalf. Subsequently, the obligation for the amount payable was cancelled by the CRO’s resulting in a change in estimate and a one-time credit of $125,000 to CPOS.
Cost of Preclinical eValuation services for the six months ended October 31, 2009 and 2008, were $384,000 and $123,000, respectively, an increase of $261,000 or 212% reflecting the increase in Preclinical eValuation revenues.
Research and development expenses for the six months ended October 31, 2009 and 2008, were $1,141,000 and $649,000, respectively, an increase of $492,000 or 76%. This increase is primarily due to the $175,000 charge for the final payment made with our common stock for the acquisition of the SG-410 patent, the recognition of licensing fees, and costs in connection with our TAR-1 licensing agreement of $208,000 a $199,000 increase in tumorgraft acquisition and testing costs, and offset by the cancelation of an amounts payable of $90,000 to certain vendors for lack of performance.

General and administrative expenses for the six months ended October 31, 2009 and 2008, were $1,697,000 and $688,000, respectively, an increase of $1,009,000 or 147%. This increase is primarily due to our continuing development of corporate infrastructure to support our increased revenue generating activities of the Company including increased payroll, legal, accounting, marketing, and office rent expenses.
Interest Income
Interest income for the six months ended October 31, 2009 and 2008 was $5,000 and $46,000, respectively. The decrease in interest income resulted from the Company’s decrease in assets held in interest bearing investments.
Net Loss
The Company’s net loss for the six months ended October 31, 2009 and 2008, was $1,587,000 and $292,000, respectively. The $1,295,000 increase in our net loss for the six months ended October 31, 2009 reflects the $1,788,000 increase in operating expenses and a net decline of $41,000 in interest income offset by the $534,000 increase in revenues.
Liquidity and Capital Resources
As of October 31, 2009, our source of liquidity was cash of $394,000 compared to $1,728,000 (exclusive of a $1,017,000 certificate of deposit) at April 30, 2009. Our cash decreased by $1,334,000 during the six months ended October 31, 2009 due primarily to our use of cash in operations of $2,132,000 offset by the conversion to cash of our $1,017,000 certificate of deposit upon the maturity of that instrument. Additionally, we purchased property and equipment for $32,000, treasury stock for $188,000, and received cash of $3,000 from the exercise of warrants to purchase our common stock.
The Company’s working capital, defined as current assets less current liabilities, as of October 31, 2009 and April 30, 2009, was ($264,000) and $1,166,000, respectively.
Commitments and Contractual Obligations
There have been no material changes in our contractual obligations and other commercial commitments other than in the ordinary course of business since the end of fiscal year 2009. Information regarding our contractual obligations and commercial commitments is provided in our Annual Report on Form 10-K for the year ended April 30, 2009.
Ability to Continue As a Going Concern
In June 2009 the Company’s Board of Directors authorized management to begin the process of raising additional capital. There can be no assurance that management will be successful in raising capital on terms acceptable to the Company, if at all. The Company’s ability to successfully raise additional capital will depend on the condition of the capital markets and the Company’s financial condition and prospects. Even if the Company is able to successfully raise additional capital, such capital could be in the form of debt and could be at high interest rates and/or require the Company to comply with restrictive covenants that limit financial and business activities. In addition, even if the Company is able to successfully raise equity capital, this could dilute the interest of existing shareholders and/or be issued with preferential liquidation, dividend or voting rights to those currently held by the Company’s common stockholders.
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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
None

Item 4T.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
It is management’s responsibility to establish and maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Our management, including our principal executive officer and our chief financial officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of a date within ninety (90) days of the filing date of this Form 10-Q quarterly report. Following this review and evaluation, management collectively determined that our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to management, including our principlal executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.
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
We operate in a rapidly changing environment that involves a number of risks. The following reference to risk factors noted in our Annual Report on Form 10-K highlights some of these risks and others are discussed elsewhere in this report. These and other risks could materially and adversely affect our business, financial condition, prospects, operating results or cash flows. For a detailed discussion of the risk factors that should be understood by any investor contemplating investment in our stock, please refer to Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None

Item 3.	Defaults Upon Senior Securities.
None

Item 4.	Submission of Matters to a Vote of Security Holders.
None

Item 5.	Other Information.
Douglas D. Burkett, President and Principal Executive Officer of the Company, has advised the Company that he will resign his position effective the close of business on December 31, 2009. Dr. Burkett has agreed to serve as a consultant to the Company through June 7, 2009.

Item 6.	Exhibits.

Exhibit 31.1+	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2+	Certification by the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1+	Certification by the Principal Executive Officer and the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002