Form 10-K
period 2010-04-30
CHAMPIONS BIOTECHNOLOGY, INC.
filed 2010-07-28
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
Mark One

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-17263
CHAMPIONS BIOTECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1401755

(State or other jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)
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
Indicate by check mark whether the registration is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The Company’s common stock is listed on the Over-The-Counter (“OTC”) Bulletin Board under the stock ticker symbol “CSBR.” The aggregate market value of the registrant’s common stock held by non-affiliates of the Registrant based on the average bid and asked price on October 31, 2009, was approximately $8,903,000.
As of July 28, 2010, the Registrant had a total of 35,701,996 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None

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
PART I
Item 1. Business.
Current Business
In February 2007, the Company acquired the patent rights to two Benzoylphenylurea (“BPU”) sulfur analog compounds (“SG410”). On May 18, 2007, the Company acquired Biomerk, Inc. by issuing 4,000,000 unregistered shares of our common stock to Biomerk shareholders. Since that time, the Company’s business is the development of advanced preclinical platforms and predictive tumor specific data to enhance and accelerate the value of oncology drugs. The Company’s preclinical platform is a novel approach based upon the implantation of primary human tumors (in vivo) in immune deficient mice followed by propagation of the resulting xenografts (Biomerk Tumorgrafts™) in a manner that preserves the biological characteristics of the original human tumor. The Company believes that Biomerk Tumorgrafts closely reflect human cancer biology and their response to drugs is more predictive of clinical outcomes in cancer patients. The Company is building its Biomerk Tumorgraft platform through the procurement, development and characterization of numerous Tumorgrafts within several types of cancers. Tumorgrafts are procured through agreements with institutions in the United States and Europe and developed and tested through an agreement with a United States based preclinical contract research organization.

We intend to leverage our preclinical platform to evaluate oncology drug compounds and to develop a portfolio of novel drug compounds that we intend to develop through preclinical trials. As drugs progress through this early stage of development, the Company plans to sell, partner or license such drugs to pharmaceutical and/or biotechnology companies. We believe this strategy will enable the Company to leverage the competencies of these partners or licensees to maximize the Company’s return on investment in a time frame that is shorter than for traditional drug development. The Company believes that the use of our Tumorgraft models in the preclinical development of oncology drugs is unlike that of many other biotechnology companies that look to bring the process of drug development through all phases of discovery, development, regulatory approvals, and marketing, which requires a very large financial commitment and a long development period, typically more than a decade, to commercialize. Thus far we have acquired four drug compounds through purchase, exclusive worldwide licensing and/or option agreements. Of our four drug compounds, we have begun preclinical testing of three and expect to start testing the fourth compound in the first or second quarter of fiscal 2011. If results are promising for any of our drug compounds it is our intention to continue preclinical development and then sell, partner, or license the drug compound for its remaining clinical development.
The Company also offers its Biomerk Tumorgraft predictive preclinical platform and tumor specific data to other biotechnology and pharmaceutical companies who use this information to enhance their drug development pipeline through the evaluation of oncology drugs in a platform that integrates predictive testing with biomarker discovery. We provide Personalized Oncology Services (“POS”) to physicians in the field of oncology by establishing and administering expert medical information panels for their patients to analyze medical records and test results, to assist in understanding conventional and experimental options and to identify and arrange for testing, analysis and study of the patients’ cancer tissues, as appropriate. Additionally, Champions offers Personalized Tumorgraft™ development and drug studies as part of its POS whereby physicians can evaluate the effects of cancer drugs on their patients’ tumorgrafts enabling them to better select treatment regimens that may be efficacious to the patient. For the year ended April 30, 2010, our revenues from POS totaled $3,206,000, a decrease of 2% from the previous year.
During the fiscal year ended April 30, 2009, as we expanded our number of Biomerk Tumorgraft models, we began to offer leading pharmaceutical and biotechnology companies the benefits of our Biomerk Tumorgrafts for their preclinical evaluation programs. We provide Preclinical eValuation services (“PCE”) that we believe are more predictive of clinical outcomes and that might provide for a faster and less expensive path to drug approval. These services utilize Biomerk Tumorgrafts to evaluate tumor sensitivity/resistance to various single, combination standard and novel chemotherapy agents. The Preclinical eValuation services also include biomarker discovery and the identification of novel drug combinations. The Company began deriving revenues from its PCE services in fiscal 2009 and completed its first full year of business in fiscal 2010. During the fiscal year 2010, the Company saw its PCE services business bring in new customers and follow on business from previous customers. For the year ended April 30, 2010, our revenues from PCE services totaled $1,687,000, an increase of 290% over the previous year.
Operations
For the fiscal year ended April 30, 2010, the Company generated operating revenue of $4,893,000, comprised of $3,206,000 from Personalized Oncology services and $1,687,000 Preclinical eValuation services, an overall increase of 32% over our revenues for the fiscal year ended April 30, 2009.

Competition
Competition in the biotechnology industry is intense and based significantly on scientific, technological and market forces. These factors include the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain government approval for testing, manufacturing and marketing. The Company faces significant competition from other biotechnology companies in the United States and abroad. The majority of these competitors are and will be substantially larger than the Company, and have substantially greater resources and operating histories. There can be no assurance that developments by other companies will not render our products or technologies obsolete or noncompetitive or that we will be able to keep pace with the technological or product developments of our competitors. These companies, as well as academic institutions, governmental agencies and private research organizations also compete with us in recruiting and retaining highly qualified scientific, technical and professional personnel and consultants.
Our Preclinical Biomerk Platform is proprietary and requires significant know-how to both initiate and operate, but is not patented. It is, therefore, possible for competitors to develop other implantation procedures or to discover the same procedures utilized by the Company that could compete with the Company in its market.
Patent Applications
It is the Company’s intention to protect its proprietary property through the filing of United States and international patent applications, both broad and specific, where necessary and reasonable. In February 2007, the Company acquired the patent rights to two BPU sulfur analog compounds that have shown promising potent activity against in vitro and in vivo models of prostate and pancreatic cancer. The acquired rights include pending United States Patent Application no. 11/673,519 and corresponding international patent application (PCT/US2006/014449) filed under the Patent Cooperation Treaty (“PCT”), both entitled Design and Synthesis of Novel Tubulin Polymerization Inhibitors: Benzoylphenylurea Sulfur Analogs. In October 2009, the United States Patent Office and Trademark office issued United States Patent 7,595,326 entitled “Synthesis of Novel Tubulin Polymerzation Inhibitors: Benzoylphenylurea (9BPU) Sulfur Analogs”.
Research and Development
For the fiscal years ended April 30, 2010 and 2009, the Company spent approximately $2,695,000 and $1,721,000, respectively, on research and development to develop our preclinical platform and expand our Preclinical eValuation Platform. The increase from 2009 to 2010 was primarily related to the development of the platform and costs associated with our licensing and development efforts of our four drug compounds.
Government Regulation
The research, development, and marketing of the Company’s products are subject to federal, state, local, or foreign legislation or regulation, including the interpretation of and compliance with existing, proposed, and future regulatory requirements imposed by the United States Food and Drug Administration (“FDA”) and by comparable authorities in other countries. The costs of bringing new drugs through the regulatory approval process and to the market are extremely high, and the Company plans to sell, partner or license its drug compounds to pharmaceutical and/or biotechnology companies, as appropriate prior to pursuing the FDA approval necessary to commercially market its drug products.
Employees
As of April 30, 2010, the Company had seven full-time employees.
Company History
The Company was incorporated as a merger and acquisition company under the laws of the State of Delaware on June 4, 1985, under the “International Group, Inc.” In September, 1985, the Company completed a public offering and shortly thereafter acquired the world-wide rights to the Champions sports theme restaurant concept and changed its name to “Champions sports, Inc.” In 1997, the Company sold its Champions service mark and concept to Marriott International, Inc. and until 2005, was a consultant to Marriott International, Inc. and operated one Champions Sports Bar restaurant. In January 2007, the Company changed its business direction to focus on biotechnology and subsequently changed its name to Champions Biotechnology, Inc.
Available Information
The Company makes available, free of charge on or through its Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. The Company’s website address is www.championsbiotechnology.com.

Item 1A. Risk Factors.
You should carefully consider the risks described below together with all of the other information included in this report. The risks and uncertainties described below are not the only ones we face. Additional risks not presently known, or those we currently consider insignificant, may also impair our business operations in the future.
We historically incurred losses from operating activities, expect losses for the foreseeable future, require significant capital and may never achieve profitability.
For the fiscal years ended April 30, 2010 and 2009, the Company had a net loss of $2,923,000 and $2,242,000, respectively. As of April 30, 2010, the Company has an accumulated deficit of $12,680,000.
The amount of these losses may vary significantly from year-to-year and quarter-to-quarter and will depend on, among other factors:
•	the timing and cost of development for our preclinical platform, products and technology;
•	the cost of identifying and licensing drug development compounds;
•	the progress and cost of preclinical and possibly early phase clinical development programs;
•	the cost of building out our Preclinical eValuation Tumorgraft platform;
•	the cost and rate of progress toward growing our POS businesses;
•	the cost of acquiring and operating our own laboratory and animal testing facilities;
•	the cost of securing and defending our intellectual property;
•	the timing and cost of obtaining necessary regulatory approvals;
•	the cost of expanding and building out the infrastructure of our United States and overseas operations;
•	the cost incurred in hiring and maintaining qualified personnel;
•	the costs of any future litigation of which we may be subject; and
•	the cost of adopting the provisions of section 404 of the Sarbanes-Oxley Act.
Currently, the Company derives revenue from two sources: POS and PCE services, while we pursue drug development opportunities. All of these business activities require significant research and development expenditures, and we have limited sources of revenue to off-set such expenditures. Accordingly, we expect to generate operating losses in the future until such time as we are able to generate more significant revenues.
To become profitable, we will need to generate revenues to off-set our operating costs, including our research and development and general and administrative expenses. We may not achieve or, if achieved, sustain our revenue or profit objectives. Our losses may increase in the future, and, ultimately, we may have to cease operations.
In order to grow revenues, we must invest capital to successfully develop our drug compounds and expand our Preclinical eValuation Tumorgraft platform. Our products may never achieve market acceptance and we may never generate significant revenues or achieve profitability. If we must devote a substantial amount of time to raising capital, it will delay our ability to achieve our business goals within the time frames that we now expect, which could increase the amount of capital we need. In addition, the amount of time expended by our management on fundraising distracts them from concentrating on our business affairs.
The Company currently uses third party laboratory and animal facilities.
Currently, the Company does not own its own laboratory and animal facility. Although the Company has plans to acquire our own facilities, by not owning our own vivarium animal testing facility, the cost of testing done by third parties may be higher than if we performed the services on our own. Further, although we have quality control provision in our contracts with such third parties, we may not be assured that the work being performed on our behalf will meet the quality standards and timelines we would have met if we were controlling the work directly within our facility.

Our initial proposed drug products are in the early development stages and will likely not be commercially introduced for many years, if at all.
Our initial four drug compounds, specifically, the BPU sulfur analog compounds, TAR-1, Ironophore C and Bithionol, are still in the early development stage and will require further development, preclinical and early phase clinical testing and investment prior to our ability to sell, license or partner with pharmaceutical and/or biotechnology companies. Such partnership, divestiture or license agreement may have contingencies for their possible commercialization in the United States and abroad. We cannot be sure that these products in development will:
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
If we were to receive regulatory approval for our drug compounds, we will have to build a marketing and sales function or enter into agreements with contract sales organizations to market our products. Our ability to gain market acceptance and generate revenues will be substantially dependent upon our ability to build a marketing function and/or enter into such agreements on favorable terms and to manage the efforts of those employees or service providers, as the case may be.
We have very limited staffing and will continue to be dependent upon key employees.
Our success, currently, is dependent upon the efforts of seven full-time employees, the loss of the services of one or more of which would have a material adverse affect on our business and financial condition. We intend to continue to develop our management team and attract and retain qualified personnel in all functional areas to expand and grow our business. This may be difficult in the biotechnology industry where competition for skilled personnel is intense, even as the United States has seen an overall downturn in its economy.
Because our industry is very competitive and many of our competitors have substantially greater capital resources and more experience in research and development, we may not succeed in developing our products and technologies and having them brought to market.
We are engaged in a rapidly changing and highly competitive field. Potential competitors in the United States and abroad are numerous and include pharmaceutical and biotechnology companies, most of which have substantially greater capital resources and more experience in research and development capabilities. Accordingly, our competitors may succeed in obtaining patent protection, receiving FDA approval or commercialization of similar competing drug compounds before we do. We compete with companies with greater marketing and manufacturing capabilities, areas in which we have limited or no experience. We also compete in a market that has a less than 10% success rate in bringing new products to market.

Academic institutions, hospitals, governmental agencies and other public and private research organizations are also conducting research, seeking patent protection and may develop and commercially introduce competing products or technologies on their own or through joint ventures. We cannot assure you that our competitors will not succeed in developing similar technologies and products more rapidly than we do, commercially introducing such technologies and products to the marketplace prior to introduction of our products, or that these competing technologies and products will not be more effective or successful than any of those that we currently are developing or will develop.
Not only will we face competition from well established companies, new companies will likely enter our market from the United States and abroad as scientific developments surrounding other cancer therapies continue to accelerate in the multibillion dollar oncology marketplace.
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
Where appropriate, we will seek patent protection for certain aspects of our technology. However, our owned and licensed patents and patent applications may not ensure the protection of our intellectual property for a number of reasons, including:
•
Our preclinical platform is proprietary and requires significant know-how to both initiate and operate, but is not patented. It is, therefore, possible for competitors to develop other implantation procedures, or to discover the same procedures utilized by us, that could compete with us in our market.

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
Generally, only a very small percentage of newly discovered pharmaceutical products that enter preclinical development are approved for sale. Because of the risks and uncertainties in biopharmaceutical development, our proposed drug products could take a significantly longer time to gain regulatory approval than we expect or may never gain approval. If regulatory approval is delayed or never obtained, our management’s credibility, the value of our Company, our operating results and liquidity might be adversely affected. Furthermore, even if a product gains regulatory approval, the product and the manufacturer of the product may be subject to continuing regulatory review. Even after obtaining regulatory approval, such approval may entail limitations on the indicated uses for which the product may be marketed. Moreover, a marketed product, its manufacturer, its manufacturing facilities, and its suppliers are subject to continual review and periodic inspections. Discovery of previously unknown problems, or the exacerbation of problems previously deemed acceptable, with the product, manufacturer, or facility may result in restrictions on such product or manufacturer, potentially including withdrawal of the product from the market.

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
We currently utilize several Contract Research Organizations (“CRO”) to perform a majority of our tumor studies and develop and bank our Tumorgraft platform. If any of these facilities were to be significantly damaged or destroyed, we could suffer a loss of some of our ongoing and future drug studies as well as our Tumorgraft bank. While we believe that our CROs have risk management procedures in place and are insured against damage, such an event would delay timelines and require additional time to restore operations back to the baseline. Additional means are being put into place where our Tumorgraft bank will be housed in different locations to avoid a catastrophic event damaging this asset.

Your investment in our common stock may be diluted if we issue additional shares in the future.
We may issue additional shares of common stock, which would reduce your percentage ownership and may dilute your share value. Our Certificate of Incorporation authorizes the issuance of 50,000,000 shares of common stock. As of July 28, 2010, we had 36,844,311 shares of common stock issued and 35,701,996 outstanding. The future issuance of all or part of the remaining authorized common stock would result in substantial dilution in the percentage of the common stock held by existing shareholders. The issuance of common stock for future services, acquisitions, or other corporate actions may have the effect of diluting the value of the shares held by existing shareholders, and might have an adverse effect on any market for our common stock.
There is a limited trading market for our common stock, which may make it difficult for you to sell your shares.
Our common stock is quoted on the over-the-counter (“OTC”) Bulletin Board. Like many stocks quoted on the OTC Bulletin Board, trading in our common stock is thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, trading on the OTC Bulletin Board is often more sporadic and volatile than the trading on security exchanges like NASDAQ, American Stock Exchange or New York Stock Exchange. Accordingly, you may have difficulty reselling your shares of our common stock in short time periods.
The exercise of outstanding options and warrants may dilute current shareholders.
As of July 28, 2010, there were outstanding warrants and options to purchase approximately 4,312,000 shares of our common stock. The exercise of a substantial number of these outstanding warrants and options could adversely affect our share price and dilute current shareholders.
Our stock price is volatile.
The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price they paid for it. The market price for our common stock may be influenced by many factors, including:
•	results of clinical trials of our drug compounds or those of our competitors;

•	regulatory development in the United States and foreign countries;

•	variations in our financial results or those of companies that are perceived to be similar to us;

•	changes in the healthcare payment system;

•	announcements by us of significant acquisition, strategic partnerships, joint ventures or capital commitments;

•	sales of significant shares of stock by large investors;

•	intellectual property, product liability, or other litigation against us;

•	the loss of a key development partner or CRO; and

•	the other key facts described in this “Risk Factors” section.

Our common stock may be deemed a “penny stock,” which would make it more difficult for you to sell your shares.
Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These rules require, among other things, that brokers who trade penny stock complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our common stock. Because our common stock is subject to the penny stock rules, you may find it more difficult to dispose of the shares of our common stock that you have purchased.
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
•
requirements that our stockholders comply with advance notice procedures in order to nominate compounds for election to our Board of Directors or to place stockholders’ proposals on the agenda for consideration at meetings of stockholders.

Insiders own a significant amount of the outstanding common stock
Insiders own a significant amount of our outstanding common stock which could discourage takeover attempts.
Item 2. Properties.
The Company leases office and laboratory space at 855 N. Wolfe Street, Suite 619, Baltimore, MD 21205 and office space at 2050 E. ASU Circle, Suite 103, Tempe, AZ 85284. The Company’s aggregate rental payments are approximately $9,000 per month.
During the fourth quarter of fiscal 2010, we commenced the process of closing our Tempe, Arizona corporate office and consolidating our corporate administrative functions to our headquarters in Baltimore, Maryland. In April, 2010, we executed a sublease for the Tempe office space with an independent third party for $3,050 per month for the remaining term of the lease.
Item 3. Legal Proceedings.
None.

PART II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Principal Market or Markets
The following information sets forth the high and low quotation price for the Company’s common stock for each quarter within the last two fiscal years. The Company’s common stock (symbol CSBR) is traded over-the-counter and quoted on the electronic Bulletin Board maintained by the National Association of Securities Dealers. The quotations represent prices between dealers and do not reflect the retailer markups, markdowns or commissions, and may not represent actual transactions. The Company’s securities are presently classified as “Penny Stocks” as defined by existing securities laws. This classification places significant restrictions upon broker-dealers desiring to make a market in such securities. High and low closing prices for our common stock for the last two fiscal years were:

Fiscal 2010	High	Low

First Quarter	$1.07	$0.76
Second Quarter	0.95	0.55
Third Quarter	0.95	0.65
Fourth Quarter	1.10	0.75

Fiscal 2009	High	Low

First Quarter	$1.40	$0.60
Second Quarter	1.15	0.25
Third Quarter	1.19	0.33
Fourth Quarter	1.25	0.71
Approximate Number of Holders of Common Stock
As of July 28, 2010, there were approximately 2,144 record holders of the Company’s common stock.
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

Recent Sales by the Company of Unregistered Securities
From December, 2009, though April, 2010, the Company received gross proceeds of $2,250,000 from the private placement of 3,000,000 shares of the Company’s unregistered common stock. This unregistered common stock was sold to accredited investors exempt from registration as provided by Section 4(2) of the Securities Act of 1933 and Regulation D. The Company incurred approximately $28,000 in direct and incremental costs related to the offering. Also, during the fourth quarter of fiscal 2010 the Company executed additional subscription agreements for the private placement of unregistered common stock noted above totaling $750,000.
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
Overview
The Company is engaged in the development of advanced preclinical platforms and predictive tumor specific data to enhance and accelerate the value of oncology drugs. The Company’s Preclinical eValuation Platform is a novel approach based upon the implantation of primary human tumors in immune deficient mice followed by propagation of the resulting xenografts (Biomerk Tumorgrafts™) in a manner that preserves the biological characteristics of the original human tumor. The Company believes that Biomerk Tumorgrafts closely reflect human cancer biology and their response to drugs is more predictive of clinical outcomes in cancer patients. The Company is building its Biomerk Tumorgraft platform through the procurement, development and characterization of numerous Tumorgrafts within several types of cancers. Tumorgrafts are procured through agreements with institutions in the United States and Europe and developed and tested through agreements with United States based preclinical CROs.
The Company also offers its Biomerk Tumorgraft predictive Preclinical eValuation Platform and tumor specific data to physicians to provide information that may enhance personalized patient care options and to companies for evaluation of oncology drugs in a platform that integrates predictive testing with biomarker discovery. In providing patient care options, the Company administers expert medical panels with participants that are selected based on the patient’s specific cancer type and condition. A panel typically includes renowned experts from each of the disciplines that may be critical to the patient’s status and treatment including oncologists, radiologists, surgeons, pathologists and research experts from both academia and the pharmaceutical/biotechnology industry. Experts review various treatment approaches designed to maximize options available to the treating physician. In addition, we offer Personalized Tumorgraft studies from the respective patient’s tumor. To accomplish this, the physician obtains a sample of the patient’s tumor which is then immediately implanted in immune deficient mice and propagated in a manner that preserves the biological properties of the original tumor. Development of the Personalized Tumorgrafts may enable extensive in vivo testing of numerous novel and standard drugs and drug combinations. This targeted process typically provides data regarding the drug/drug combinations that are the most and least effective. This data may be useful to the patient’s physician in evaluating future treatment options for the patient.
During the year ended April 30, 2010, we continued to expand our Biomerk Tumorgraft models and related testing service offerings. Fiscal 2010 was the first full year that we were able to offer leading pharmaceutical and biotechnology companies the full benefits of our Biomerk Tumorgrafts for their preclinical evaluation programs. We provide Preclinical eValuation services that we believe are more predictive of clinical outcomes and that might provide for a faster and less expensive path to drug approval. These services utilize Biomerk Tumorgrafts to evaluate tumor sensitivity/resistance to various single, combination standard and novel chemotherapy agents. The Preclinical eValuation services we offer also include biomarker discovery and the identification of novel drug combinations.

We intend to leverage our preclinical platform to evaluate oncology drug compounds and to develop a portfolio of drug compounds through pre-clinical trials. As drugs progress through this early stage of development, the Company plans to sell, partner or license such drugs to pharmaceutical and/or biotechnology companies. We believe this strategy will enable the Company to leverage the competencies of these partners or licensees to maximize the Company’s return on investment in a relatively short time frame. The Company believes that this model is unlike that of many new biotechnology companies that look to bring the process of drug development through all phases of discovery, development, regulatory approvals, and marketing, which requires a very large financial commitment and a long development period, typically more than a decade, to commercialize. Thus far we have acquired four drug compounds: BPU, TAR-1, Bithionol, and Irinophore C, through purchase, exclusive worldwide licensing and/or option agreements. Of our four drug compounds, we have begun preclinical testing of three and expect to start testing the fourth compound in the first or second quarter of fiscal 2011.
Results of Operations Comparing Fiscal Years ended April 30, 2010 and April 30, 2009
Operating Revenues:
For the fiscal years ended April 30, 2010 and 2009, the Company’s revenues from operations were $4,893,000, and $3,710,000, respectively, an increase for the 2010 period of $1,183,000 or 32%. The increase was comprised of $1,255,000 increase from our PCE services, which began generating revenues during fiscal 2009, partially offset by a $72,000 a decrease from POS.
Revenues generated in our POS business related to Personalized Oncology Panels™, Tumorgraft implantations and related Tumorgraft studies. Our POS revenues experienced a 2% decline during fiscal 2010. The increase in our PCE services is attributable to a greater demand and the completion of a number of PCE contracts during fiscal 2010. Contracts for our PCE services may take up to one or more years to complete.
Costs and Operating Expenses:
For the fiscal years ended April 30, 2010 and 2009, the Company’s costs and operating expenses were $7,821,000 and $6,040,000, respectively, an increase for the period of $1,781,000 or 29%.
Cost of Personalized Oncology Services (“CPOS”) for the fiscal years ended April 30, 2010 and 2009 were $1,181,000 and $1,623,000, respectively, a decrease of $442,000 or 27%. Of this decrease, $237,000 is due to the realization of increased gross margins on POS services in fiscal 2010 and one-time credits with vendors who performed services for the Company totaling $205,000.
Cost of Preclinical eValuation services for the fiscal years ended April 30, 2010 and 2009 were $798,000 and $285,000, respectively, an increase for the period of $513,000 or 180%. Costs of PCE services as a percentage of PCE revenues declined from 66% to 47% of PCE revenues primarily as a result of increased efficiencies during PCE’s second full year of operations. Additionally, during fiscal 2009, the Company negotiated a reduction in the sales amount of a contract with one of our customers in exchange for future royalties on that contract. To date no royalties have been realized on that contract.
Research and Development expenses for the fiscal years ended April 30, 2010 and 2009 were $2,695,000 and $1,721,000, respectively, an increase for the period of $974,000 or 57%. The increase was mainly attributable a combined charge of $553,000 for licensing fees, option rights, and other costs incurred to license and/or acquire additional drug compounds, and an increase of $504,000 for the acquisition of Tumorgrafts and other research and development testing costs, offset by the cancelation of an amount payable of $83,000 to certain vendors for lack of performance.
Impairment of Intangible Assets expense for the fiscal year ended April 30, 2009 was $284,000 due to the impairment of certain patent rights. We identified indicators of impairment based on changes in current market conditions for potential partnering and licensing opportunities in this patent right, and performed an impairment analysis which concluded that the carrying amount of the patent rights was greater than the asset’s fair value, based on assumed cash outflow to be generated from this asset.

General and Administrative expenses for the fiscal years ended April 30, 2010 and 2009, were $3,147,000 and $2,127,000, respectively, an increase of $1,020,000 or 48%. The increase was due to the expansion of our management team and infrastructure to meet the requirements of a public company. Additionally, the Company incurred additional administrative expenses of approximately $126,000 to establish a U.K. subsidiary and branch operations in Israel.
Interest Income decreased from $88,000 in the year ended April 30, 2009 to $5,000 in fiscal 2010. The decrease in interest income resulted from the Company’s decrease in assets held in interest bearing investments.
Net Loss:
The Company’s net loss for the year ended April 30, 2010 was $2,923,000, an increase of $681,000, as compared to a net loss of $2,242,000 for the fiscal year ended April 30, 2009, due to the factors discussed above.
Liquidity and Capital Resources
The Company’s available liquid capital as of April 30, 2010 amounted to cash of $2,572,000 as compared to $2,745,000 (consisting of cash and cash equivalents of $1,728,000 and a certificate of deposit of $1,017,000) on April 30, 2009. In June, 2009, the certificate of deposit matured and was converted to cash.
For the year ended April 30, 2010, net cash used in operations was $2,100,000 compared to $888,000 used in operations during the year ended April 30, 2009. The increase of $1,212,000 in cash used in operations from prior year is due to the $681,000 increase in our net loss, the net $601,000 increase in cash used due to the changes in operating assets and liabilities, and a decrease of $284,000 for the impairment of an intangible assets, offset by a $129,000 increase in share-based compensation, a $175,000 charge for common stock issued for a patent, a $22,000 loss on the disposal of assets, and a $28,000 increase in depreciation expense.
For the year ended April 30, 2010, net cash provided by investing activities was $941,000 compared to $1,150,000 used in investing activities during the year ended April 30, 2009. The $2,091,000 increase in cash provided by investing activities was due to the redemption of a certificate of deposit for $1,107,000, a $64,000 decrease in the purchase of intangible and other assets, and the receipt of $8,000 from the sale of property and equipment, offset by a $15,000 increase in the purchase of property and equipment. In June, 2009, the certificate of deposit matured and was converted to cash.
For the years ended April 30, 2010 and 2009, net cash provided by financing activities was $2,007,000 and $57,000, respectively. The $1,950,000 increase was due to the $2,222,000 in cash provided by a private placement of common stock, offset by $218,000 in purchases of treasury stock and a $54,000 decrease in cash provided by the exercise of stock options and warrants.
The Company’s working capital as of April 30, 2010 and 2009 was $1,068,000 and $1,166,000, respectively.
In May 2009, our Board of Directors approved a stock repurchase agreement with a Board member to purchase $281,250 worth of the Company’s common stock held by the Board member over the next five quarters providing that the Board member continues his services under a consulting agreement executed in conjunction with the stock repurchase agreement. Under the agreement, the Company will repurchase shares of common stock at the lesser price of (a) $0.50 or (b) 50% of the average volume-weighted closing price of the stock as quoted on the OTC Bulletin Board for the 30 day trading period ending on the day before the date of each purchase as long as the consulting agreement remains in effect. The Company may purchase up to 2,250,000 shares of the common stock at the discretion of the Company subject to the above commitment and pricing formula. During the year ended April 30, 2010, the Company purchased 474,289 shares of our common stock from the Board member for approximately $218,000. In May 2010, the Company repurchased an additional 77,962 shares of our common stock for $31,250 per the terms of the repurchase agreement noted above.

In June 2009, the Company’s Board of Directors authorized management to begin the process of raising additional capital. From December 2009 through April, 2010, the Company received gross proceeds of $2,250,000 from the private placement of 3,000,000 shares of the Company’s unregistered common stock. This unregistered common stock was sold to accredited investors exempt from registration as provided by Section 4(2) of the Securities Act of 1933 and Regulation D. The Company incurred approximately $28,000 in direct and incremental costs related to the offering. Additionally, the Company has executed subscription agreements for the private placement of unregistered common stock noted above totaling $750,000.
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
Stock-Based Payments. The Company typically recognizes expense for share-based payments based on the fair value of awards on the date of grant. The Company uses the Black-Scholes option pricing model to estimate fair value. The option pricing model requires the Company to estimate certain key assumptions such as expected life, volatility, risk free interest rates, and dividend yield to determine the fair value of share-based awards. These assumptions are based on historical information and management judgment. The Company expenses stock-based payments over the period that the awards are expected to vest, net of estimated forfeitures. If the actual forfeitures differ from management’s estimates, compensation expense is adjusted. The Company reports cash flows resulting from tax deductions in excess of the compensation cost recognized from those options (excess tax benefits) as financing cash flows.

Research and Development. Research and development costs represent both costs incurred internally for research and development activities, costs of licensing drug compounds as well as costs incurred externally to fund research activities. All research and development costs are expensed as incurred. Non-refundable advance payments are capitalized and recorded as expense when the respective product or services are delivered.
Item 8. Financial Statements and Supplementary Data.
Consolidated balance sheets as of April 30, 2010 and 2009, consolidated statement of operations, stockholders’ equity and cash flows for each of the years in the two-year period then ended April 30, 2010 together with the report of our independent registered public accounting firm, are set forth in the “F” pages of this Annual Report on Form 10-K.
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A(T). Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
Our management, with the participation of our Acting Executive Officer/Chief Financial Officer, have reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Form 10-K. Based on that evaluation, our management, including our Acting Executive Officer/Principal Financial Officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-K in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our Acting Executive Officer/Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Management’s Annual Report on Internal Control Over Financial Reporting
The management of Champions Biotechnology, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a–15(f). Under the supervision and with the participation of our management, including our Acting Executive Officer/Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control–Integrated Framework, our management concluded that our internal control over financial reporting was effective as of April 30, 2010.
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit the Company to provide only management’s report in this annual report.

Management’s Annual Report on Changes in Internal Controls
There were no changes in our internal controls over financial reporting during the quarter ended April 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
During the fourth quarter of fiscal 2010, we commenced the process of closing our Tempe, Arizona corporate office and consolidating our corporate administrative functions to our headquarters in Baltimore, Maryland. In April, 2010, we executed a sublease for the Tempe office space with an independent third party for the remaining term of the lease and accrued a charge of approximately $36,000 for costs of moving the corporate office to Baltimore. This charge is net of monthly sublease income of approximately $3,000. The Company also incurred a loss of approximately $22,000 relative to certain equipment that will be disposed of as part of this relocation.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors and Executive Officers
The directors and executive officers of the Company as of April 30, 2010 are as follows:

Name	Position(s) Presently Held
David Sidransky, M.D.	Chairman
Mark R. Schonau	Acting Principle Executive Officer and Chief Financial Officer
James M. Martell	Director
Abba David Poliakoff	Director
Ana I. Stancic	Director
David Sidransky, M.D., age 50, has served as Chairman of the Company since October 2007 and Director since August 2007. Dr. Sidransky is the Director of the Head and Neck Cancer Research Division at Johns Hopkins University School of Medicine and is a Professor of Oncology, Otolaryngology-Head and Neck Surgery, Cellular & Molecular Medicine, Urology, Genetics, and Pathology at Johns Hopkins University and Hospital. Dr. Sidransky is one of the most highly cited researchers in clinical and medical journals in the world, in the field of oncology during the past decade, with over 400 peer-reviewed publications. He has contributed more than 60 cancer reviews and chapters. Dr. Sidransky is a founder of a number of biotechnology companies and holds numerous biotechnology patents. He has served as Vice Chairman of the Board of Directors of ImClone and was, until the merger with Eli Lilly, a director of ImClone Systems, Inc., a global biopharmaceutical company committed to advancing oncology care, Chairman of Alfacell Corporation and serves on the Rosetta Genomics Medical Advisory Board. Dr. Sidransky is serving and has served on scientific advisory boards of MedImmune, Roche, Amgen and Veridex, LLC. (a Johnson & Johnson diagnostic company), among others Dr. Sidransky served as Director (2005-2008) of American Association for Cancer Research (AACR). He was the chairperson of the first (September 2006) and the second (September 2007) AACR International Conference on Molecular Diagnostics in Cancer Therapeutic Development: Maximizing Opportunities for Individualized Treatment. Dr. Sidransky is the recipient of many awards and honors, including the 1997 Sarstedt International Prize from the German Society of Clinical Chemistry, the 1998 Alton Ochsner Award Relating Smoking and Health by the American College of Chest Physicians and the 2004 Hinda and Richard Rosenthal Award from the American Association of Cancer Research. Dr. Sidransky is certified in Internal Medicine and Medical Oncology by the American Board of Medicine. Dr. Sidransky received his B.A. from Brandeis University and his M.D. from the Baylor College of Medicine.
Dr. Sidransky is well qualified to serve as non-executive Chairman of the Company and a member of the Company’s Board based on his extensive experience in clinical and medical oncology, his stature as a leading researcher in the field, and his experience with biotechnology companies.

Mark R. Schonau, age 53 has served as Chief Financial Officer since January, 2009, and Acting Principal Executive Officer since January, 2010. Mr. Schonau has more than twenty-five years of leadership in financial and operations management. Mr. Schonau previously served as Chief Financial Officer for Insys Therapeutics, a development stage biopharmaceutical company focused on discovering, developing, and commercializing products to address cancer-related pain and related side effects. Prior to that, Mr. Schonau served as CFO of Axway, Inc., a leading global provider of collaborative business solutions from January 2006 through August 2007. From January 2001 to January 2006, Mr. Schonau served as CFO and Senior Vice President of Administration for Cyclone Commerce, a business-to-business systems provider that was acquired by Axway in 2006. Upon Cyclone’s acquisition by Axway, Mr. Schonau became the North American Chief Financial Officer of the surviving entity. From 1988 to 2000, Mr. Schonau also served as CFO for two public companies; Viasoft (NASDQ — VIAS) and CyCare (NYSE — CYS). Mr. Schonau was also employed by the accounting firm of Ernst & Young LLP from January 1981 to May 1988. He is a member of the American Institutes of Certified Public Accountants, Arizona Society of Certified Public Accountants and currently sits on the board of directors of the Arizona Technology Foundation. Mr. Schonau received a Bachelor’s degree in Accounting from Arizona State University.
James M. Martell, age 63, a Director of the Company, served as Chief Administrative Officer of the Company from March 2008 until May 2009 when he resigned as Chief Administrative Officer and entered into a consulting agreement with the Company. Mr. Martell founded the Company in 1985. Since then he has served in various capacities as Chairman, President and CEO until 2007 when the Company changed its business direction to focus on biotechnology, and then served as President and CEO until March, 2008. Mr. Martell currently administers and oversees the Company’s medical information panels. He was a partner from 1983 to 1987 in Tomar Associates, a consulting company specializing in European-American joint ventures, venture capital financing, technology transfer, and corporate finance. From 1981 to 1983, Mr. Martell was a partner in International Group, a company involved in promoting national and international business development. He held various administrative positions from 1973 to 1981 with the United States Department of Energy. Mr. Martell received a Bachelor of Science degree in Chemistry in 1968 and Master of Science degree in Geochemistry in 1973, from George Washington University.
Mr. Martell is well qualified to serve as a member of the Company’s Board due to his prior experience as a Public Company Chairman, President and Chief Executive Officer.
Abba David Poliakoff, age 58, has served as Director of the Company since March 2008. Mr. Poliakoff is a member of the law firm of Gordon, Feinblatt, Rothman, Hoffberger & Hollander, LLC, in Baltimore, Maryland. He is a member of the Maryland State Bar Association’s Business Law Section, former Chair of its Committee on Securities, and a former, member of the Business Regulations Article Review Committee of the Committee to Revise the Maryland Annotated Code. Mr. Poliakoff is also a member of the Board of Directors of the Greater Baltimore Technology Council (GBTC). Mr. Poliakoff is currently the Chairman of the Maryland Israel Development Center, a joint venture between the State of Maryland Department of Business and Economic Development and the State of Israel Ministry of Industry and Trade. He is also a co-founder and on the Board of Directors of the Maryland Middle Eastern Chamber of Commerce. Governor Martin J. O’Malley of Maryland appointed Mr. Poliakoff in 2009 to the Governor’s International Advisory Council on International Commerce and Trade. He was previously appointed by Maryland Governor Robert C. Ehrlich, Jr. to the Governor’s Transition Committee. In his community work, he is on the Board of Directors of the Baltimore Jewish Council, and on the Board of Directors of The Associated: Jewish Community Federation of Baltimore. Mr. Poliakoff is a former President for the Maryland Region of the National Jewish Commission on Law and Public Affairs (COLPA), and a founder and past president of the Jewish Arbitration and Mediation Board of Baltimore.
Mr. Poliakoff is well qualified to serve as a member of the Company’s Board due to his extensive legal experience and experience with biotechnology start-ups.

Ana I. Stancic, age 53, has over twenty years of extensive and diversified finance, accounting and operational experience in the healthcare industry. She is currently Senior Vice President and Chief Financial Officer of M2Gen, a wholly owned for-profit subsidiary of Moffitt Cancer Center. From 2008 to 2009, she served as Chief Financial Officer of Aureon Laboratories, Inc., a private oncology diagnostic company. From 2007 to 2008, she was Executive Vice President and Chief Financial Officer at Omrix Biopharmaceuticals, Inc., which was acquired by Johnson and Johnson. From 2004 to 2007, Ms. Stancic was at ImClone Systems, Inc., which was acquired by Eli Lilly, Inc. At Imclone, she served in various financial roles, including Senior Vice President, Finance. Prior to joining ImClone, she was Vice President and Controller at Savient Pharmaceuticals, Inc. Ms. Stancic began her career at PricewaterhouseCoopers in the Assurance practice where she had responsibility for international and national companies in the pharmaceutical and services industries. Ms. Stancic is a Certified Public Accountant and holds an M.B.A. degree from Columbia University Graduate School of Business. She also serves as a member of the Board of Directors of KV Pharmaceutical Co.
Ms. Stancic is well qualified to serve as a member of the Company’s board due to her extensive finance, accounting and operational experience in the healthcare industry. Ms. Stancic is also the Audit Committee’s financial expert.
The term of office of each director is until the next annual election of Directors and until a successor is elected and qualified or until the Director’s earlier death, resignation or removal. Officers are appointed by the Board of Directors and serve at the discretion of the Board. There is no family relationship between or among any of the Company’s directors or officers. The Board of Directors met 10 times during the fiscal year ended April 30, 2010. No incumbent director attended fewer than 75% of the total number of meetings of the Board of Directors held during 2010 and the total number of meetings held by all committees on which the director served during such year.
Board Independence
The Board has determined that each of the current directors is independent within the meaning of the Company’s director independence standards, which reflect both the NASDAQ and SEC director independence standards, as currently in effect. Furthermore, the Board has determined that none of the members of the three standing committees of the Board of Directors in existence during the 2010 fiscal year, has any material relationship with the Company (either directly or as a partner, stockholder or officer of an organization that has a relationship with the Company) and that each such member is “independent” within the meaning of the independence standards applicable to each such committee.
Leadership Structure and Risk Oversight
While the Board believes that there are various structures which can provide successful leadership to the Company, we currently have separate individuals serving in the roles of Chairman of the Board and Chief Executive Officer in recognition of the differences between the two roles. The CEO is responsible for setting the strategic direction for the Company and the day-to-day leadership of the Company, while the Chairman of the Board provides guidance to the CEO and presides over meetings of the full Board. This structure is appropriate at this time to the Company’s business because it reflects the industry experience, vision and energy brought to the Board of Directors by the Chairman, Dr. Sidransky, and the day-to-day management direction of the Company under our CEO.
Management is responsible for the day-to-day management of risks the Company faces, while the Board, as a whole and through its committees, has responsibility for the oversight of risk management. In its risk oversight role, the Board of Directors has the responsibility to satisfy itself that the risk management process designed and implemented by management are adequate and functioning as designed. To do this, the Chairman of the Board meets regularly with management to discuss strategy and the risks facing the Company. Senior management attends the Board meetings and is available to address any questions or concerns raised by the Board on risk management and any other matters. The Chairman of the Board and independent members of the Board work together to provide strong, independent oversight of the Company’s management and affairs through its standing committees and, when necessary, special meetings of independent directors.
Board Committees
The Board of Directors has appointed an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee and has adopted charters for each of these committees. The Board of Directors has determined that Ana Stancic qualifies as the Audit Committee’s financial expert. The members of the committees are:
Nominating and Corporate Governance Committee
David Sidransky, Chair
Abba David Poliakoff
Ana Stancic
Compensation Committee
Abba David Poliakoff, Chair
David Sidransky
Ana Stancic
Audit Committee
Ana Stancic, Chair
Abba David Poliakoff
David Sidransky
Code of Ethics
The Company has a Code of Ethics that applies to all Company employees, including the Chief Financial Officer, as well as members of the Board of Directors. The Company’s Code of Ethics has been filed as Exhibit 14 to the Company’s Annual Report on Form 10-KSB for the year ended April 30, 2008.
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
Item 11. Executive Compensation.
The following sets forth information for the two most recently completed fiscal years concerning the compensation of (i) the Company’s principle executive officer and (ii) all other executive officers who earned in excess of $100,000 in total compensation in the fiscal year ended April 30, 2010.

SUMMARY COMPENSATION TABLE

				Option	Restricted
Name and Principal Position	Year	Salary ($)		Awards ($)	Stock ($)		Total ($)

Dr. Douglas D. Burkett, former	2010	150,000	(1)	—	—		150,000
Principal Executive Officer	2009	225,000		—	—		225,000
Mark R. Schonau, Acting	2010	185,000		—	6,565	(2)	191,565
Principal Executive Officer and Chief Financial Officer	2009	53,958	(3)	212,616	—		266,574

(1)	Resigned from CEO position effective December 31, 2009.

(2)	Restricted stock awarded on August 28, 2009, vesting evenly over three years, 0 shares vested as of April 30, 2010.

(3)	Reflects salary commencing with Mr. Schonau’s January 19, 2009, date of employment agreement.
The Board of Directors has the right to change and increase the compensation of executive officers at any time.
Dr. Douglas D. Burkett, former Principle Executive Officer
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
In December 2009, Mr. Burkett resigned his position as Principle Executive Officer but agreed to serve as a consultant to the Company through July 2010. In conjunction with his amended employment agreement the Company accelerated his 166,670 unvested stock options to December 31, 2009.
Mark R. Schonau, Acting Principal Executive Officer and Chief Financial Officer
The Company entered into an employment agreement dated January 5, 2009 with Mr. Schonau to serve as Chief Financial Officer. The term of the agreement commenced on January 19, 2009 and is at-will. Mr. Schonau’s compensation includes a salary of $185,000 per annum, participation in Company employee benefit plans and an option to purchase 233,000 shares of the Company’s common stock at an exercise price of $1.18 per share, the market price of the common stock on the date the options were approved by the Company’s Board of Directors. The options to purchase shares vest at the rate of 77,666 shares on the first anniversary of the grant date, 77,667 shares on the second anniversary of the grant date and 77,667 on the third anniversary of the grant date. All vested options will be exercisable over a seven-year period beginning on the third anniversary of the grant date. The agreement further provides that if the Company terminates the executive’s employment without cause, the Company shall pay the executive severance equal to three months salary.

The following table sets forth, for each of the executive officers named in the Summary Compensation Table, information with respect to unexercised options as of the Company’s fiscal year ended April 30, 2010:

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options (#)	Options (#)	Exercise	Expiration
Name	Exercisable	Un-exercisable	Price ($)	Date
Douglas D. Burkett (1)	500,000	—	0.75	10/10/2012
Mark R. Schonau (2)	77,666	155,334	1.18	2/23/2019

(1)
In conjunction with Mr. Burkett’s resignation as Principle Executive Officer in December, 2009, the Company accelerated the vesting of 166,670 of Mr. Burkett’s unvested stock options to December 31, 2009.

(2)
These options to purchase shares vest at the rate of 77,666 shares on the grant anniversary and then 77,667 shares on each of the second and third anniversaries of the February 23, 2009 grant date. All vested options will be exercisable over a ten-year period expiring on the tenth anniversary of the grant date.

DIRECTOR COMPENSATION
In the fiscal year ended April 30, 2010, the Board of Directors adopted the Director Compensation Plan of 2010 (the “Director Plan”) to replace the Company’s former compensation policy for directors, effective for the 2010 calendar year commencing January 1, 2010.
Under the Director Plan, on January 1 of each year, each independent director, other than the Chairman, will be granted an automatic award of five-year options to purchase 50,000 shares of the Company’s Common Stock, par value $0.001 per share pursuant to the Company’s 2008 Equity Incentive Plan, at an exercise price equal to the last closing price of the shares prior to the effective date of the grant. The Chairman will be granted an automatic annual award of five-year options to purchase 100,000 shares pursuant to the Plan at an exercise price equal to the last closing price of the shares prior to the effective date of the grant. All of the options vest quarterly at the rate of 25% each calendar quarter over that calendar year, commencing on the first day of each calendar quarter.
In addition, for service on one or more Board committees, independent directors will receive on the first day of each calendar year either a grant of five-year options to purchase 50,000 shares at an exercise price equal to the last closing price of the shares prior to the effective date of the grant, or, at the election of the director, 50,000 restricted shares. The Chairman will receive for his committee service, on the first day of each calendar year, either a grant of five-year options to purchase 100,000 shares at an exercise price equal to the last closing price of the shares prior to the effective date of the grant, or, at the election of the director, 100,000 restricted shares. All of these option awards and share grants vest quarterly at the rate of 25% throughout the calendar year on the first day of each calendar quarter, commencing on January 1 of each calendar year.
The Company will also pay each independent director $15,000 to offset the tax liability in respect of a restricted shares award, paid 25% each quarter.

The following table summarizes the compensation paid to directors for the fiscal years ended April 30, 2010 and 2009:

	2010	2010	2010	2009
Board Member	Cash Awards ($)	Option Awards ($)	Total Award	Awards ($) (1)
David Sidransky	$—	$158,000	$158,000	$—
Abba David Poliakoff	7,500	57,000	64,500	—
Ana Stancic	26,750	57,000	83,750	—
James Martell	—	—	—	—
The above option award values were calculated using the Black-Scholes valuation method (see Note 6 to the Consolidated Financial Statements included herein).

(1)	There were no cash or option payments to directors in the fiscal year ended April 30, 2009.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
As of July 28, 2010, the following were persons known to the Company to own beneficially more than 5% of the Company’s outstanding Common Stock:

	Common Stock	Percent
Name and Address of Beneficial Owner	Beneficially Owned (1)	of Class

David Sidransky, M.D.	10,726,666	30.0
1550 Orleans Street Baltimore, MD 21231

James M. Martell	7,245,749	20.3
1400 N. 14th Street Arlington, VA 22209

Manuel Hildalgo, M.D., Ph.D.	3,125,000	8.8
206 Cross Street Baltimore, MD 21230

(1)
Beneficial ownership includes shares for which an individual, directly or indirectly, has or shares, or has the right within 60 days to have or share, voting or investment power or both. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Exchange Act.

As of July 28, 2010, the common stock ownership by officers and directors of the Company and all officers and directors as a group was as follows:

		Common Stock	Percentage
Name of Beneficial Owner	Title	Beneficially Owned (1)	of Class

Dr. David Sidransky	Chairman	10,726,666	30.0
Douglas D Burkett, Ph.D.	Former Principal Executive Officer	500,000	1.4
Mark R. Schonau	Acting Principal Executive Officer and Chief Financial Officer	77,666	0.2
James M. Martell	Director	7,245,749	20.3
Abba David Poliakoff	Director	666,666	1.9
Ana I. Stancic	Director	58,333	0.2

All Officers and Directors as a group		19,275,080	54.0

(1)
Beneficial ownership includes shares for which an individual, directly or indirectly, has or shares, or has the right within 60 days to have or share, voting or investment power or both. Beneficial ownership as reported in the above table has been determined in accordance with Rule 13d-3 of the Exchange Act.

Equity Compensation Plan Information
The Company has granted options to individual employees, directors, and consultants pursuant to individual compensation arrangements under a 2008 Equity Incentive Plan that has not yet been approved by shareholders. The following table provides information, as of April 30, 2010, with respect to all these compensation arrangements under which shares are authorized for issuance.

	Number of		Number of securities
	securities to be		remaining available for
	issued upon	Weighted-average	future issuance under
	exercise of	exercise price of	equity compensation
	outstanding	outstanding	plans (excluding
	options,	options,	securities reflected in
	and rights	and rights	column (a)
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders	—	$—	—
Equity compensation plans not approved by shareholders	3,317,948	0.77	—

Total	3,317,948	$0.77	—

Item 13. Certain Relationships and Related Transactions.
During the fiscal years ended April 30, 2010 and 2009, we paid one of our directors and former CEO, James Martell, $103,593, and $185,000, respectively, in salaries and consulting fees, respectively. Additionally, during the fiscal year ended April 30, 2009, we paid this director approximately $361,000 for accrued salaries payable to him outstanding as of April 30, 2008. No amounts were outstanding as of April 30, 2010. We also reacquired 474,289 shares of our common stock for $218,000 from Mr. Martell during fiscal 2010.
During the years ended April 30, 2010 and April 30, 2009, the Company paid our Chairman, David Sidransky, $20,000 and $105,000, respectively, for consulting services.
During the fiscal year ended April 30, 2010 we paid a director, Ana Stancic $15,000 for consulting services.
During the fiscal years ended April 30, 2010 and 2009, we paid a significant shareholder approximately $180,000 each year for consulting services.

Item 14. Principal Accountant Fees and Services.
The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended April 30, 2010, and April 30, 2009:

Fee Category	2010	2009

Audit and related fees	$178,000	$38,000

Tax fees	10,000	5,000
All other fees	—	—

Total fees	$188,000	$43,000

Audit and related fees: Consists of fees for professional services rendered by our principal accountants for the audit of the annual financial statements and fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of financial statements.
Tax fees: Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.
All other fees: Consists of fees for products and services provided by our principal accountants, other than the services reported under “Audit and related fees,” and “Tax fees” above.
The prior approval of the Board of Directors is required for the engagement of our auditors to perform any audit and non-audit services for us. Other than de minimis services incidental to audit services, non-audit services shall generally be limited to tax services such as advice and planning and financial due diligence services. All fees for such non-audit services must be approved by the Board of Directors, except to the extent otherwise permitted by applicable SEC regulations.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)	The following documents are filed as part of this report:
1.	Financial Statements.

The following financial statements of Champions Biotechnology and Report of its Independent Registered Public Accounting Firm are presented in the “F” pages of this report:

Report of Independent Registered Public Accounting Firm.

Consolidated Balance Sheets — April 30, 2010 and 2009.

Consolidated Statements of Operations — Each of the years in the two-year period ended April 30, 2010.

Consolidated Statements of Stockholders’ Equity — Each of the years in the two-year period ended April 30, 2010.

Consolidated Statements of Cash Flows — Each of the years in the two-year period ended April 30, 2010.

Notes to Consolidated Financial Statements.

2.	All management contracts and compensatory plans and arrangements are specifically identified on the attached Exhibit Index.
(b)	Exhibits
See the Exhibit Index following the signature page of this report, which Index is incorporated herein by reference.
(c)	Financial Statements and Schedules — See Item 15(a)(1) and Item 15(a)(2) above.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPIONS BIOTECHNOLOGY, INC.
By:	/s/ Mark R. Schonau
Mark R. Schonau
Acting Principal Executive Officer Date: July 28, 2010
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Mark R. Schonau
Mark R. Schonau
Chief Financial Officer and Acting Principal Executive Officer Date: July 28, 2010

By:	/s/ David Sidransky
David Sidransky
Chairman Director Date: July 28, 2010

By:	/s/ James M. Martell
James M. Martell
Director Date: July 28, 2010

By:	/s/ Abba D. Poliakoff
Abba D. Poliakoff
Director Date: July 28, 2010

By:	/s/ Ana I. Stancic
Ana I. Stancic
Director Date: July 28, 2010

Exhibits No.

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 of the April 30, 2009 Form 10-K, File No. 0-17263 )
3.2	Bylaws, as amended (incorporated by reference to Exhibit 3.2 of the April 30, 2009 Form 10-K, File No. 0-17263)
10.1	Employment Agreement dated March 27, 2008 between the Company and Douglas D. Burkett (incorporated by reference to Exhibit 10.1 of the April 30, 2008 Form 10-K, File No. 0-17263)
10.2	Employment Agreement dated March 31, 2008 between the Company and James Martell (incorporated by reference to Exhibit 10.2 of the April 30, 2008 Form 10-K, File No. 0-17263)
10.4	Employment Agreement dated January 5, 2009 between the Company and Mark R. Schonau (incorporated by reference to Exhibit 10.4 of the April 30, 2009 Form 10-K, File No. 0-17263)
10.5	Consulting agreement dated May 18, 2009 between the Company and James Martell (incorporated by reference to Exhibit 10.5 of the April 30, 2009 Form 10-K, File No. 0-17263)
10.6	Stock Repurchase Agreement dated May 18, 2009 between the Company and James Martell (incorporated by reference to Exhibit 10.6 of the April 30, 2009 Form 10-K, File No. 0-17263)
14	Code of Ethics (incorporated by reference to Exhibit 14 of the April 30, 2008 Form 10-KSB, File No. 0-17263)
21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the April 30, 2009 Form 10-K, File No. 0-17263)
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principle Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*

*	Filed herewith.

CHAMPIONS BIOTECHNOLOGY, INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
Champions Biotechnology, Inc.
We have audited the accompanying consolidated balance sheets of Champions Biotechnology, Inc. (“the Company”), as of April 30, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended April 30, 2010. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Champions Biotechnology, Inc. at April 30, 2010 and 2009 and the consolidated results of its operations and its cash flows for each of the two years ended April 30, 2010 in conformity with United States generally accepted accounting principles.
As discussed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans as to these matters also are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Ernst & Young LLP

Phoenix, Arizona July 28, 2010

CHAMPIONS BIOTECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

	April 30,
	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,572,000	$1,728,000
Short term investments	—	1,017,000
Accounts receivable	46,000	—
Prepaid expenses, deposits, and other	540,000	1,125,000

Total current assets	3,158,000	3,870,000

Property and equipment, net	105,000	81,000
Goodwill	669,000	669,000

Total assets	$3,932,000	$4,620,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$944,000	$1,414,000
Accrued liabilities	236,000	67,000
Deferred revenue	910,000	1,223,000

Total current liabilities	2,090,000	2,704,000

Other liabilities	77,000	—

Total liabilities	2,167,000	2,704,000

COMMITMENTS AND CONTINGENCIES
Accrued stock purchase	188,000	—

STOCKHOLDERS’ EQUITY
Preferred stock, $10 par value; 56,075 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 36,844,000 and 33,579,000 issued at April 30, 2010 and 2009, respectively and 35,780,000 and 32,989,000 shares outstanding as of April 30, 2010 and 2009, respectively	37,000	34,000
Treasury stock, at cost, 1,064,000 and 590,000 shares at April 30, 2010 and 2009, respectively	(219,000)	(1,000)
Stock subscription receivable	(750,000)	—
Additional paid-in capital	15,193,000	11,640,000
Accumulated deficit	(12,680,000)	(9,757,000)
Accumulated other comprehensive income	(4,000)	—

Total stockholders’ equity	$1,577,000	$1,916,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,932,000	$4,620,000

The accompanying notes are an integral part of these consolidated financial statements.

CHAMPIONS BIOTECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended April 30,
	2010	2009

OPERATING REVENUE
Personalized oncology services	$3,206,000	$3,278,000
Preclinical eValuation services	1,687,000	432,000

Total operating revenue	4,893,000	3,710,000

COSTS AND OPERATING EXPENSES
Cost of Personalized oncology services	1,181,000	1,623,000
Cost of Preclinical eValuation services	798,000	285,000
Research and development	2,695,000	1,721,000
Impairment of intangible asset	—	284,000
General and administrative	3,147,000	2,127,000

Total costs and operating expenses	7,821,000	6,040,000

LOSS BEFORE OTHER INCOME	(2,928,000)	(2,330,000)

Interest income	5,000	88,000

LOSS BEFORE PROVISION FOR INCOME TAXES	(2,923,000)	(2,242,000)
Provision for income taxes	—	—

NET LOSS	$(2,923,000)	$(2,242,000)

NET LOSS PER SHARE — BASIC AND DILUTED	$(0.09)	$(0.07)

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	33,774,000	33,266,000

The accompanying notes are an integral part of these consolidated financial statements.

CHAMPIONS BIOTECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

								Accumulated
							Stock	Other
	Common Stock		Treasury Stock		Additional	Accumulated	Subscription	Comprehensive	Total
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Receivable	Income (Loss)	Equity
Balance at May 1, 2008	33,248,000	$33,000	90,000	$—	$11,119,000	$(7,515,000)	$—	$—	$3,637,000

Net loss	—	—	—	—	—	(2,242,000)	—	—	(2,242,000)

Stock-based compensation expense	—	—	—	—	464,000	—	—	—	464,000

Warrants exercised for cash	216,000	1,000	—	—	49,000	—	—	—	50,000

Stock returned by officer	(500,000)	—	500,000	(1,000)	1,000	—	—	—	—

Options exercised for cash	25,000	—	—	—	7,000	—	—	—	7,000

Balance at April 30, 2009	32,989,000	34,000	590,000	(1,000)	11,640,000	(9,757,000)	—	—	1,916,000

Net loss	—	—	—	—	—	(2,923,000)	—	—	(2,923,000)

Foreign currency translation adjustment	—	—	—	—	—	—	—	(4,000)	(4,000)

Comprehensive income	—	—	—	—	—	—	—	—	(2,927,000)

Stock-based compensation expense	—	—	—	—	593,000	—	—	—	593,000

Warrants exercised for cash	15,000	—	—	—	3,000	—	—	—	3,000

Private placement of common stock for cash, net issuance costs of $28,000	3,000,000	3,000	—	—	2,969,000	—	—	—	2,972,000

Stock subscription receivable	—	—	—	—	—	—	(750,000)	—	(750,000)

Common stock issued for patent	250,000	—	—	—	175,000	—	—	—	175,000

Purchase of treasury stock from board member	(474,000)	—	474,000	(218,000)	(187,000)	—	—	—	(405,000)

Issuance of purchased call to board member	—	—	—	—	(1,774,000)	—	—	—	(1,774,000)

Contribution of equity from board member	—	—	—	—	1,774,000	—	—	—	1,774,000

Balance at April 30, 2010	35,780,000	$37,000	1,064,000	$(219,000)	$15,193,000	$(12,680,000)	$(750,000)	$(4,000)	$1,577,000

The accompanying notes are an integral part of these consolidated financial statements.

CHAMPIONS BIOTECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended April 30,
	2010	2009
OPERATING ACTIVITIES

Net loss	$(2,923,000)	$(2,242,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of intangible assets	—	284,000
Common stock issued for patent	175,000	—
Stock-based compensation expense	593,000	464,000
Loss on disposal of assets	22,000	—
Depreciation	32,000	4,000
Changes in operating assets and liabilities:
Accounts receivable	(46,000)	—
Prepaid expenses, deposits, and other	585,000	(668,000)
Accounts payable	(471,000)	881,000
Accrued liabilities	169,000	32,000
Deferred revenue	(313,000)	718,000
Accrued salary due to officer	—	(361,000)
Other liabilities	77,000	—

Net cash used in operating activities	(2,100,000)	(888,000)

INVESTING ACTIVITIES
Proceeds from certificate of deposit	1,017,000	—
Purchase of certificate of deposit	—	(1,017,000)
Purchase of property and equipment	(84,000)	(69,000)
Proceeds from sale of property and equipment	8,000	—
Purchase of intangibles	—	(57,000)
Other	—	(7,000)

Net cash provided by (used in) investing activities	941,000	(1,150,000)

FINANCING ACTIVITIES
Net proceeds from sale of unregistered common stock	2,222,000	—
Purchase of treasury stock	(218,000)	—
Proceeds from exercise of options and warrants	3,000	57,000

Net cash provided by financing activities	2,007,000	57,000

Exchange rate effect on cash and cash equivalents	(4,000)	—

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	844,000	(1,981,000)

CASH AND CASH EQUIVALENTS — BEGINNING OF YEAR	1,728,000	3,709,000

CASH AND CASH EQUIVALENTS — END OF YEAR	$2,572,000	$1,728,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$—	$7,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Stock subscription receivable	$750,000	$—
Purchases of property and equipment included in accounts payable	$2,000	$15,000
The accompanying notes are an integral part of these consolidated financial statements.

CHAMPIONS BIOTECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
APRIL 30, 2010 AND 2009
Note 1. Organization and Basis of Presentation
Background
Champions Biotechnology, Inc., (the “Company”, “we”) is a biotechnology company that is engaged in the development of advanced preclinical platforms and predictive tumor specific data to enhance and accelerate the value of oncology drugs. The Company derives revenue from Personalized Oncology and Preclinical eValuation services. Personal Oncology Services assist physicians by providing information that may enhance personalized treatment options for their cancer patients through access to expert medical information panels and tumor specific data. The Company’s Preclinical eValuation services offer a preclinical tumorgraft platform to pharmaceutical and biotechnology companies using Biomerk Tumorgraft studies, which have been shown to be predictive of how drugs may perform in clinical settings. In March 2009, the Company formed Champions Biotechnology U.K., Limited, a wholly owned subsidiary, in order to establish operations in the United Kingdom and Israel.
Basis of Presentation
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses from operations while developing its service offerings and expanding its sales channels. These operating losses are expected to continue into the near future as the Company continues to expand. The Company will require additional capital beyond the cash currently on hand to fund these expected near term operating losses. To meet these capital needs, the Company’s management is seeking to raise funds from various sources, including both the private placements and public markets. There is no assurance that the Company will succeed in these fund-raising efforts. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We evaluated subsequent events through the date the accompanying consolidated financial statements were issued.
Note 2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Biomerk, Inc. and Champions Biotechnology U.K., Limited. All material intercompany transactions have been eliminated in consolidation.
The local currency of the Company’s foreign operations is converted to United States currency for the Company’s consolidated financial statements for each period being presented. The Company is subject to foreign exchange rate fluctuations in connection with the Company’s international operations.
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
During the fiscal year ended April 30, 2010, the Company recognized a $288,000 reduction in expense as a result of certain obligations being canceled by various vendors that were previously recognized.

CHAMPIONS BIOTECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2010 AND 2009
Reclassifications
Prior year salaries expense of $72,000 has been reclassified from Cost of PCE Services to General and Administrative to conform to the current year presentation.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less, to be cash equivalents. At various times the Company has amounts on deposit at financial institutions in excess of federally insured limits. Our highly liquid investments are maintained at well-capitalized financial institutions to mitigate the risk of loss.
Short-Term Investments
The Company classifies its short-term investments in certificates of deposits as available-for-sale securities. Available-for-sale investments are carried at fair value as determined by quoted market prices, with unrealized gains and losses reported as a component of other comprehensive income within stockholders’ equity. Unrealized losses considered to be other-than-temporary are recognized currently in earnings. There were no other-than-temporary losses recorded for the years ended April 30, 2010 and 2009. Interest income and realized gains and losses, using the specific identification method, are included in other income.
Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, accounts receivable, prepaid expenses, deposits and other receivables, accounts payable, accrued liabilities and deferred revenue approximate their fair value based on the liquidity or the short-term maturities of these instruments.
The fair value hierarchy promulgated by accounting principles generally accepted in the United States (“GAAP”) gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).
At April 30, 2009, the fair value of our short-term investments, which consisted solely of a certificate of deposit, was determined using Level 1 of the hierarchy of valuation inputs, with the use of observable market prices in the active market. The unit of account used for valuation is the individual underlying security. Because this security held by the Company is an investment, assessment of non-performance risk is not applicable as such considerations are only applicable in evaluating the fair value measurements for liabilities.
Property and Equipment
Property and equipment is recorded at cost and consists of laboratory equipment, furniture and fixtures, and computer hardware and software. Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets ranging from three to seven years. Property and equipment consisted of the following:

	April 30,
	2010	2009
Furniture and fixtures	$6,000	$26,000
Computer equipment and software	42,000	55,000
Laboratory equipment	37,000	4,000
Software in-progress	43,000	—

Total property and equipment	128,000	85,000
Less accumulated depreciation	(23,000)	(4,000)

Property and equipment, net	$105,000	$81,000

CHAMPIONS BIOTECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2010 AND 2009
Depreciation expense was $32,000 and $4,000 for the fiscal years ended April 30, 2010 and 2009, respectively.
Goodwill
Goodwill represents the excess of the cost over the fair market value of the net assets acquired including identifiable assets. We test goodwill for impairment annually at April 30 using the two-step process. The first step is to screen for potential impairment, while the second step measures the amount of the impairment, if any. The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired. If the carrying value of the reporting unit’s net assets, including goodwill, exceeds the fair value of the reporting unit, then we determine the implied fair value of goodwill. If the carrying value of goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and an impairment loss would be recognized for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income. The implied fair value of goodwill is calculated by subtracting the fair value of tangible and intangible assets associated with the reporting unit from the fair value of the unit.
We have one reporting unit and one operating segment. In determining fair value, we primarily utilize the Company’s market capitalization, which is determined based on the fair value of our common stock. However, we may test the results of fair value under this method using (i) discounted cash flows; (ii) operating results based on a comparative multiple of earnings or revenues; (iii) offers from interested investors, if any; or (iv) appraisals. Additionally, there may be instances where these alternative methods provide a more accurate measure or indication of fair value.
In addition, we evaluate impairment if events or circumstances change between our annual assessment, indicating a possible impairment. Examples of such events or circumstances include: (i) a significant adverse change in legal factors or in the business climate; (ii) an adverse action or assessment by a regulator; or (iii) a significant decline in our market capitalization as compared to our book value.
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

CHAMPIONS BIOTECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2010 AND 2009
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
Cost of Personalized Oncology Services
Cost of personalized oncology services consists of costs related to personalized oncology revenue from oncology panels, implantations, vaccine development and studies. Along with the internal cost of salaries for personnel directly engaged in these services, this includes physicians’ honorariums and panel participation costs including travel, lodging, and meals, laboratory and testing fees and administrative costs. Costs associated with implantation revenues are primarily related to consulting fees and laboratory expenses. Vaccines and study costs are primarily incurred from contract research organizations that conduct the related studies.
Cost of Preclinical eValuation Services
Cost of preclinical eValuation services consists of costs related to Preclinical eValuation revenues. Along with the internal cost of salaries directly related to Preclinical eValuation services, costs consist primarily of charges from contract research organizations for conducting the related clinical evaluation.
Research and Development
Research and development costs represent both costs incurred internally for research and development activities as well as costs incurred externally to fund research activities. All research and development costs are expensed as incurred. Non-refundable advance payments are capitalized and recorded as expense when the respective product or services are determined.
Basic and Dilutive Loss Per Common Share
Basic earnings (loss) per share is calculated by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding for the year, plus the dilutive effect of common stock purchase warrants, stock options and restricted stock units using the treasury stock method. Contingently issuable shares will be included in the calculation of basic earnings per share when all contingencies surrounding the issuance of the shares are met and the shares are issued or issuable. Contingently issuable shares will be included in the calculation of dilutive earnings per share as of the beginning of the reporting period if, at the end of the reporting period, all contingencies surrounding the issuance of the shares are satisfied or would be satisfied if the end of the reporting period were the end of the contingency period. Due to the net losses for the years ended April 30, 2010 and 2009, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.
The table below reflects the potential weighted average incremental shares of common stock have that have been excluded from the computation of diluted loss per common share since their effect would be anti-dilutive.

	Year Ended April 30,
	2010	2009

Stock options	513,615	371,605
Warrants	452,583	473,237
Restricted stock	842	—

Total common stock equivalents	967,040	844,842

CHAMPIONS BIOTECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2010 AND 2009
Stock-Based Payments
The Company typically recognizes expense for share-based payments based on the fair value of awards on the date of grant. The Company uses the Black-Scholes option pricing model to estimate fair value. The option pricing model requires the Company to estimate certain key assumptions such as expected life, volatility, risk free interest rates and dividend yield to determine the fair value of share-based awards. These assumptions are based on historical information and management judgment. The Company expenses share-based payments over the period that the awards are expected to vest, net of estimated forfeitures. If the actual forfeitures differ from management’s estimates, compensation expense is adjusted. The Company reports cash flows resulting from tax deductions in excess of the compensation cost recognized from those options (excess tax benefits) as financing cash flows, if they should arise.
Income Taxes
Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements. In assessing the realizability of deferred tax assets, we assesses the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. We adjust the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized. As of April 30, 2010 and 2009, we have provided a valuation allowance for all net deferred tax assets due to their current realization being considered remote.
Tax positions are positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the consolidated financial statements. Tax positions include, but are not limited to, the following:
•	An allocation or shift of income between taxing jurisdictions;
•	The characterization of income or a decision to exclude reportable taxable income in a tax return; or
•	A decision to classify a transaction, entity or other position in a tax return as tax exempt.
We reflect tax benefits only if it is more likely than not that we will be able to sustain the tax position, based on its technical merits. If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. The Company has no unrecognized tax benefits as of April 30, 2010 and 2009.
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at April 30, 2010 and 2009, and has not recognized interest and/or penalties in the statement of operations for either period.
Recent Accounting Pronouncements
In June 2009, the FASB approved the “FASB Accounting Standards Codification” (“Codification”) as the single authoritative source for GAAP. The Codification, which was launched on July 1, 2009, does not change current U.S. GAAP, but is intended to simplify user access by providing all authoritative U.S. GAAP in one location. All existing accounting standards have been superseded and all other accounting literature not included in the Codification is considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification did not change GAAP and did not have a material impact on the Company’s consolidated financial statements.

CHAMPIONS BIOTECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2010 AND 2009
In April 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-13, “Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). ASU 2010-13 addresses the classification of a share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. FASB Accounting Standards Codification (“ASC”) Topic 718 was amended to clarify that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trade shall not be considered to contain a market, performance or service condition. Therefore, such an award is not to be classified as a liability if it otherwise qualifies for equity classification. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. We do not anticipate that the adoption of this guidance will have a material impact on our financial position and results of operations.
In February 2010, the FASB issued ASU No. 2010-09, “Amendments to Certain Recognition and Disclosure Requirements” (“ASU 2010-09”), which amends ASC Topic 855, “Subsequent Events.” The amendments to ASC Topic 855 do not change existing requirements to evaluate subsequent events, but: (i) defines an “SEC Filer”; (ii) removes the definition of a “Public Entity”; and (iii) for SEC Filers, reverses the requirement to disclose the date through which subsequent events have been evaluated. ASU 2010-09 was effective for us upon issuance. The adoption of this guidance did not have a material impact on our financial position or results of operations.
In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures for (i) transfers of assets and liabilities in and out of levels one and two fair value measurements, including a description of the reasons for such transfers and (ii) additional information in the reconciliation for fair value measurements using significant unobservable inputs (level three). This guidance also clarifies existing disclosure requirements including (i) the level of disaggregation used when providing fair value measurement disclosures for each class of assets and liabilities and (ii) the requirement to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for level two and three assets and liabilities. ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in the roll forward for level three fair value measurements, which is effective for fiscal years beginning after December 15, 2010. We do not anticipate that the adoption of this guidance will have a material impact on our financial position and results of operations.
In June 2009, the FASB issued guidance for determining the primary beneficiary of a variable interest entity (“VIE”). In December 2009, the FASB issued ASU 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 provides amendments to ASC 810 to reflect the revised guidance. The amendments in ASU 2009-17 replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a VIE with an approach focused on identifying which reporting entity has the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (i) the obligation to absorb losses of the entity or (ii) the right to receive benefits from the entity. The amendments in ASU 2009-17 also require additional disclosures about a reporting entity’s involvement with VIEs. ASU 2009-17 is effective for annual reporting periods beginning after November 15, 2009. We do not anticipate that the adoption of this guidance will have a material impact on our financial position and results of operations.
Note 3. Commitments and Contingencies
Operating leases
The Company leases office and laboratory space under a non-cancelable operating lease in Baltimore, Maryland, which expires in April 2011, and offices, under a non-cancelable operating lease in Tempe, Arizona which expires in May 2011.
Under the terms of the Tempe lease, the Company has no extension provision at the end of the initial two year lease. The monthly lease payment for the fiscal year ended April 30, 2011 is $4,750. During the fourth quarter of fiscal 2010, we commenced the process of closing our Tempe, Arizona corporate office and consolidating our corporate administrative functions into our headquarters in Baltimore, Maryland. In April, 2010, we executed a sublease for the Tempe office space with an independent third party for $3,050 per month for the remaining term of the lease.

CHAMPIONS BIOTECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2010 AND 2009
Under the terms of the Baltimore lease, the Company can extend the term of the one-year lease for five additional one year periods after the Company provides written notice to do so.
Future minimum lease payments and receipts under non-cancelable operating leases due each year are as follows at April 30, 2010:

	Lease	Sublease
	Payments	Receipts	Net
2011	$109,000	$(37,000)	$72,000
2012	5,000	—	5,000

Total	$114,000	$(37,000)	$77,000

Rent expense under these leases was approximately $115,000 and $89,000 for the years ended April 30, 2010 and 2009, respectively.
Research and Development Materials Purchase Agreement
In February, 2010, we entered into a research and development materials purchase agreement with a foreign hospital for the acquisition of Tumorgrafts. Under the agreement we will pay the foreign hospital $33,000 monthly for eighteen months, commencing March 1, 2010. Future payments due under the agreement are as follows:

2011	$396,000
2012	132,000

Total payments	$528,000

Legal Matters
The Company is party to certain legal matters arising in the ordinary course of its business. The Company has evaluated its potential exposure to these legal matters, and has recorded amounts in the financial statements accordingly. The Company is not aware of any other matters that would have a material impact on the Company’s financial position or results of operations.
Note 4. Impairment of Intangible Asset
The Company’s BPU sulfur analogs patent applications were acquired in 2007. Through April 30, 2009, the Company spent approximately $100,000 on ongoing patent legal fees in anticipation of pursuing licensing or development partnering opportunities for these patents. During the fourth quarter of fiscal 2009, the Company identified indicators of impairment in its BPU patents based on changes in the current market conditions and expectation of near term commercialization. As the Company was unable to determine the timing or amount of net cash in-flows to be generated from BPU licensing and/or partnering agreement, we were unable to support the carrying value of the intangible asset. Accordingly, the Company recognized an impairment loss of $284,000 equal to the total value of the unamortized BPU patent in fiscal 2009.
Note 5. Licensing Agreements
Bithionol License Agreement
In November 2009, the Company entered into a license agreement with two United States based companies for world-wide rights to develop and commercialize Bithionol, a drug compound, for the treatment of various forms of cancer including melanoma, prostate, breast and lung cancer. The Company may terminate the license agreement in whole or in part on a country-by-country basis for any reason upon sixty days prior written notice.
Under the terms of the agreement, the Company made an initial payment of $50,000 upon execution of the agreement and is obligated to make a second payment of $50,000 within nine months of executing the agreement. In addition, the Company will be required to pay $6,250,000 upon successful completion of certain clinical milestones. The Company will also make royalty payments based on a percentage of net sales as defined in the license agreement. In addition, the Company will pay annual license fee payments ranging from $25,000 to $100,000 until the minimum royalty payments outlined in the license agreement are met. The Company also agreed to pay for past patent expenses of $29,780 incurred by the two United States based companies upon signing of the agreement. The initial payment of past patent expenses, initial payment due upon signing the agreement and second payment due within nine months of signing the agreement totaling $129,780 were all charged to research and development expense during the year ended April 30, 2010. No amounts have been accrued with respect to the annual licensing fees as we have determined that it is currently not probable that any such payments will be made in future periods.

CHAMPIONS BIOTECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2010 AND 2009
TAR-1 License Agreement
In October 2009, the Company entered into a license agreement with an Israeli company for world-wide rights to develop and commercialize a transactivation and apoptosis restoring (TAR-1) developmental drug compound. The Company may terminate the license agreement in whole or in part on a country-by-country basis for any reason upon sixty days prior written notice.
Under the terms of the agreement, the Company made an initial payment of $60,000. In addition, the Company will be required to pay $6,140,000 upon successful completion of certain clinical milestones, $5,000,000 upon reaching certain regulatory approvals and $23,000,000 upon the achievement of certain commercial milestones. The Company will also make royalty payments based on net sales as defined in the license agreement. In addition, the Company will pay an annual licensing fee of $30,000 for the first three years of the agreement beginning on the second year of the agreement. The Company also agreed to pay for $118,000 of past patent expenses incurred by the Israeli company prior to the execution of the agreement. The payment of past patent expenses, first annual licensing fee and initial payment totaling $208,000 were all charged to research and development expense during the year ended April 30, 2010.
Benzoylyphenylerea License Agreement
In July 2009, the Company entered into a joint development and licensing agreement with a third party for the development of a soluble form of SG410, the Company’s BPU sulfur analog compound. Under the joint agreement, the third party will be entitled to milestone payments of $2,000,000 upon the success of certain regulatory approvals and royalty payments on net sales of the licensed BPU product. No amounts were due under this agreement as of April 30, 2010.
Liposome Option Agreement
In February 2010, the Company entered into an exclusive option agreement with a Canadian company. The option agreement grants the Company the exclusive right to review Liposome, a drug compound, for the treatment of various forms of cancer which include melanoma, prostate, breast and lung cancer, for the period of one year beginning in February 2010.
Under the terms of the agreement, the Company made a payment of $40,000 upon execution of the agreement. In addition, the Company agreed to reimburse the Canadian company up to $10,000 for patent costs incurred over the one year option period. All amounts paid were recorded as research and development expense during the year ended April 30, 2010.
Note 6. Stock-Based Payments
2008 Equity Incentive Plan
The Company may grant (i) Incentive Stock Options, (ii) Non-statutory Stock Options, (iii) Restricted Stock Awards, and (iv) Stock Appreciation Rights (collectively, stock-based compensation) to its employees, Directors and non-employees under a 2008 Equity Incentive Plan which has not yet been approved by the Company’s shareholders. Such awards may be granted by the Company’s Board of Directors. Options granted under the plan expire no later than ten years from the date of grant and the awards vest as determined by the Board of Directors.

CHAMPIONS BIOTECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2010 AND 2009
For stock-based payments to non-employee consultants, the fair value of the share-based consideration issued is used to measure the transaction, as management believes this to be a more reliable measure of fair value than the services received. The fair value of the award is measured at the price of the Company’s common stock or stock options on the date that the commitment for performance by the non-employee consultant has been reached or performance is complete.
Director Compensation Plan
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
The Company’s Board has not approved a limit to the number of shares available for issuance under the 2008 Equity Incentive plan or the Director Compensation Plan, and as such the Board approves each grant individually.
Stock-based compensation in the amount of $593,000 and $464,000 was recognized for the years ended April 30, 2010 and 2009, respectively. Stock-based compensation costs were recorded as follows:

	Years Ended April 30,
	2010	2009
Cost of Personalized oncology services	$—	$4,000
Research and development	124,000	127,000
General and administrative	469,000	333,000

Total stock-based compensation expense	$593,000	$464,000

Black-Scholes assumptions used to calculate the fair value of options and warrants granted during the years ended April 30, 2010 and 2009 were as follows:

	Years Ended April 30,
	2010	2009
Expected term in years	2.6 – 6.0	1.5 – 6.0
Risk free interest rates	1.2% – 3.1%	1.9% – 3.4%
Volatility	94% – 123%	69% – 94%
Dividend yield	0%	0%
The Black-Scholes option valuation model was developed for use in estimating the fair value of short-traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of assumptions including expected stock price volatility. The risk-free interest rate is based on the United States treasury security rate with a term consistent with the expected term of the award at the time of the grant. The expected holding period of options are based on the Company’s historical experience. The volatility rates are based upon a weighted average of a five member peer group of companies in our industry. The Company does not anticipate paying a dividend, and therefore no expected dividend yield was used.

CHAMPIONS BIOTECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2010 AND 2009
The weighted average fair value of stock options granted during the fiscal years ending April 30, 2010 and 2009, was $0.61 and $0.90, respectively.
Stock Option Grants
The Company’s stock options activity, and outstanding, exercisable, exercised and forfeited categorized as employees/directors and consultants are as follows:

				Weighted
				Average
		Directors		Remaining	Aggregate
	Non-	and		Contractual	Intrinsic
	Employees	Employees	Total	Life (Years)	Value

Outstanding as of May 1, 2008	1,815,000	140,000	1,955,000

Granted	20,000	398,000	418,000
Change in employee status	(500,000)	500,000	—
Exercised	(25,000)	—	(25,000)

Outstanding as of April 30, 2009	1,310,000	1,038,000	2,348,000	4.83	$594,000

Granted	80,000	974,948	1,054,948
Change in employee status	575,000	(575,000)	—
Forfeited	(75,000)	(10,000)	(85,000)

Outstanding as of April 30, 2010	1,890,000	1,427,948	3,317,948	4.37	$250,000

Vested and expected to vest as of April 30, 2010	1,890,000	1,427,948	3,317,948	4.37	$250,000

Exercisable as of April 30, 2010	1,511,667	351,000	1,862,667	3.06	$317,000

Additional information regarding options outstanding as of April 30, 2010 is as follows:

Options Outstanding				Options Exercisable
Range of			Weighted		Weighted
Exercise	Number	Weighted Average	Average	Number	Average
Prices	Outstanding	Contractual Life (Yrs)	Exercise Price	Exercisable	Exercise Price

$0.17 – $0.30	815,000	1.96	$0.25	648,334	$0.24
$0.75 – $0.87	1,194,948	4.05	0.77	695,000	0.76
$1.00 – $1.18	1,308,000	6.17	1.11	519,333	1.13

$0.17 – $1.18	3,317,948	4.37	$0.77	1,862,667	$0.68

On May 15, 2007 the Company granted a consultant 500,000 stock options at $0.30 per share, as incentive to joining the Board of Directors and to serve as the Company’s scientific advisor. Under this grant, the Company recorded approximately $6,400 of stock compensation expense in the first quarter 2008, until June 11, 2007, when the consultant accepted his appointment to the Company’s Board of Directors and agreed to serve as the Company’s scientific advisor. The date of appointment was considered a performance commitment and the Company re-measured the fair value of the award and began recording the remaining compensation expense under the award ratably over the remaining vesting period. Following the Board appointment, the Company recorded $60,600 in stock compensation expense until March 31, 2008. On this date the individual resigned from the Board and returned to a consulting role with the Company. This change in employment status was recognized prospectively such that the fair value of the award is re-measured at each subsequent reporting period until the award is fully vested. As a result of the modification, charges to expense for the fiscal years ended April 30, 2010 and 2009 were $60,900 and $126,900, respectively.

CHAMPIONS BIOTECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2010 AND 2009
On October 10, 2007, the Company granted a consultant options vesting over three years to acquire 500,000 shares of common stock at an exercise price of $0.75 per share. Under this grant, the Company recorded approximately $72,000 of stock compensation expense while re-measuring the options at each reporting date, until the consultant, was hired on as the Company’s Principal Executive Officer on March 31, 2008. On this date, a performance commitment was set and the Company determined the final valuation of the options, recording the remaining expense under the award ratably over the remaining vesting period. As the result of the modification of the option grant, the Company recorded $124,000 in stock compensation expense for the year ended April 30, 2009. Effective January 1, 2010, this individual resigned as President and Principal Executive Officer of the Company, and became a consultant to the Company. In conjunction with this individual’s departure, the Company amended this individual’s employment agreement to accelerate the vesting of 166,670 unvested stock options to December 31, 2009. The Company has considered this a Type III modification which resulted in the recording of an additional $43,000 charge to compensation expense during fiscal 2010. Total stock compensation expense recognized related to this option grant for the fiscal year ended April 30, 2010 was $104,700.
Restricted Stock Grants
In August, 2009, the Company granted 8,526 shares of our common stock with a fair value of $0.77 per share, to our Chief Financial Officer. The restricted shares vest at the on the anniversary of the grant date evenly over three years from the date of grant.
In February, 2010, the Company granted 50,000 shares of our common stock with a fair value of $0.80 per share to a board member in accordance with the Director Compensation Plan. Of the grant, 12,500 shares vested immediately with the remaining 37,500 shares vesting at the end of each calendar quarter through September 2010.
A summary of the activity related to restricted stock granted under the 2008 Equity Incentive and Director Compensation Plan is as follows:

		Weighted Average Grant
	Total Shares	Date Fair Value Per Share
Nonvested as of May 1, 2009	—	$—
Granted	58,526	0.80
Vested	25,000	0.80
Forfeited, canceled, or expired	—	—

Nonvested as of April 30, 2010	33,526	$0.80

Total shares vested as of April 30, 2010	25,000	$0.80

The total fair value of shares vested during fiscal 2010 and 2009 was $22,000 and $0, respectively.
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
During the years ended April 30, 2010 and 2009, warrants for 15,408 and 216,121 shares of our common stock, respectively, were exercised for total cash proceeds of approximately $3,000 and $50,000, respectively.

CHAMPIONS BIOTECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2010 AND 2009
Warrants outstanding for the purchase of our common stock are as follows:

		April 30,
Exercise price	Expiration date	2010	2009

$0.15	October 2011	307,400	315,104
$0.25	October 2011	291,583	299,287
$1.00	July 2014	150,000	150,000

		748,983	764,391

	Weighted average exercise price	$0.36	$0.36

As of April 30, 2010 and 2009, there were exercisable outstanding warrants of 748,983 and 614,391, respectively.
Note 7. Stockholders’ Equity
Preferred Stock
The Company has 56,075 shares of Series A 12% preferred stock authorized and no shares issued and outstanding at April 30, 2010 and 2009.
Common Stock
In September 2009, the Company issued 250,000 shares of the Company’s unregistered common stock valued at $175,000 to the original owners of the SG 410 patent whereby the Company had previously acquired the rights to the SG 410 patent in February 2007. The unregistered common stock was issued as the final contingent payment due upon issuance of the patent which occurred in September 2009. The $175,000 expense is included in research and development expense in the accompanying consolidated statement of operations.
From December 2009 through April, 2010, the Company received gross proceeds of $2,250,000 from the private placement of 3,000,000 shares of the Company’s unregistered common stock. This unregistered common stock was sold to accredited investors exempt from registration as provided by Section 4(2) of the Securities Act of 1933 and Regulation D. The Company incurred approximately $28,000 in direct and incremental costs related to the offering.
As of April 30, 2010, the Company had executed subscription agreements for the private placement of unregistered common stock totaling $750,000.
Note 8. Provision for Income Taxes
For the years ended April 30, 2010 and 2009 the Company recorded no net provision for income taxes in either year. The components of the provision are as follows:

	Federal	State	Total
2010
Current	$—	$—		$—
Deferred	(922,000)	(198,000)		(1,120,000)
Change in valuation allowance	922,000	198,000		1,120,000

Total Current	—	—		—

2009
Current	—	—		—
Deferred	(313,000)	(68,000)		(381,000)
Change in valuation allowance	313,000	68,000		381,000

Total Current	$—	$—	$

CHAMPIONS BIOTECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2010 AND 2009
A reconciliation between the Company’s effective tax rate and the United States statutory tax rate for the years ended April 30, 2010 and 2009 is as follows:

	Year Ended April 30,
	2010	2009
Federal income tax at statutory rate	35.0%	35.0%
State income tax, net of federal benefit	4.4	4.5
Permanent difference	(0.2)	(0.3)
Other — True-ups	(0.9)	(0.0)
Change in valuation allowance	(38.3)	(39.2)

Income tax expense	0.0%	0.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities as of April 30, 2010 and 2009 consist of the following:

	April 30,
	2010	2009
Accrued liabilities	$25,000	$7,000
Depreciation and amortization	(1,000)	(10,000)
State taxes	(141,000)	(72,000)
Stock-based compensation expense	687,000	450,000
Capitalized R&D expenditures	1,436,000	—
Charitable contribution carry-forward	—	41,000
Foreign net operating loss carry-forward	130,000	—
Net operating loss carry-forward	139,000	739,000

Total deferred tax assets	2,275,000	1,155,000
Less: valuation allowance	(2,275,000)	(1,155,000)

Net deferred tax asset	$—	$—

Management has evaluated the available evidence about future taxable income and other possible sources of realization of deferred tax assets and has established a valuation allowance of $2,275,000 at April, 30, 2010. The Company has established a valuation allowance against its deferred tax assets as it is currently more-likely-than-not that all or a portion of a deferred tax asset will not be realized. The valuation allowance reduces deferred tax assets to an amount that management believes will more likely than not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. In determining whether a valuation allowance is required, we take into account all evidence with regard to the utilization of a deferred tax asset including past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.
At April 30, 2010 and 2009, the Company’s estimated net operating loss carry-forwards were approximately $330,000 and $1,759,000. At April 30, 2010, the Company’s foreign net operating loss carry-forward was approximately $309,000. The Company’s federal and state net operating losses begin expiring in 2030.
The Company is in the process of evaluating its acquired net operating losses and the impact of applicable Section 382 analysis limitations on those net operating losses. The reason the Company’s net operating loss carryforwards decreased from fiscal 2009 to 2010 is due in part to a write-off of net operating loss carryforwards from pre-acquisition periods that the Company does not believe it will ever be able to utilize. As the Company previously established a full valuation allowance against its net operating losses, there was no impact on net loss.
The Company files income tax returns in various jurisdictions with varying statues of limitations. As of April 30, 2010, the earliest tax year still subject to examination for state purposes is fiscal 2007. The Company’s tax years for periods ending April 30, 1994 and forward are subject to examination by the United States and certain states due to the carry-forward of unutilized net operating losses.

CHAMPIONS BIOTECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2010 AND 2009
Note 9. Related Party Transactions
Related party transactions include transactions between the Company and certain of its shareholders, management and affiliates. The following transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.
During the fiscal years ended April 30, 2010 and 2009, we paid one of our directors and former Chief Executive Officer, $103,593, and $185,000, respectively, in consulting fees and salary. Additionally, during the fiscal year ended April 30, 2009 we paid approximately $361,000 for accrued salaries payable to this individual as of April 30, 2008. No amounts were outstanding to this individual as of April 30, 2010 or 2009.
During the years ended April 30, 2010 and, 2009, the Company paid certain members of our Board of Directors $35,000 and $105,000, respectively, for consulting services unrelated to their duties as board members.
We incurred $180,000 in expense for the years ended April 30, 2010 and 2009, respectively from a substantial stockholder of the Company for consulting fees. No amounts were payable to this stockholder as of April 30, 2010 and 2009.
During the year ended April 30, 2010 and 2009, we recognized approximately $60,000 and $259,000, respectively, in revenues from companies whose board members were also members of our Board of Directors. Of these amounts, $40,000 was outstanding as a receivable at April 30, 2010.
Stock Re-purchase Agreement
In May 2009, the Board of Directors approved a stock repurchase agreement with a Board member that obligates the Company to purchase up to approximately $407,000 of the Company’s common stock held by the Board member over the next two years providing that the Board member continues his services under a consulting agreement executed concurrently with the stock repurchase agreement. Under the stock repurchase agreement, the Company made an initial purchase of $125,000 of Company’s shares of common stock, and may be required to make quarterly purchases of $31,250 of the Company’s common stock held by the Board member after the end of each fiscal quarter. Such purchases may occur quarterly through April 2011 provided the consulting agreement remains in effect. The purchase price per share of the common stock for each purchase is equal to the lesser price of $0.50 or 50% of the average volume-weighted closing price of the stock as quoted on the OTC Bulletin Board for the 30 day trading period ending on the day before the date of each purchase as long as the consulting agreement remains in effect.
Under the agreement, the Company has paid this Board member approximately $218,000 for the purchase of 474,289 shares of our common stock as of April 30, 2010.
The Company accounted for its obligation to repurchase shares of its common stock under the stock repurchase agreement as a put option entered into in connection with a compensation arrangement, and valued the obligation at fair value. The fair value of the put option continues to be de minimus, as the purchase price of the shares of common stock as calculated under the agreement was less than the fair value of the Company’s common stock. Because the requirement for the Company to transfer cash in exchange for the shares of common stock is not within its control, the Company has recorded an amount equal to the total purchase price required under the arrangement in temporary equity with a corresponding reduction of additional paid-in capital. As of April 30, 2010, the Company has approximately $188,000 remaining to be paid under the stock repurchase agreement based on the stock price as of that date.

CHAMPIONS BIOTECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
APRIL 30, 2010 AND 2009
Further, under the stock repurchase agreement, the Company, at its option, may purchase all or any part of the shares that have not been previously purchased, up to but not to exceed, 2,250,000 shares of the common stock at the discretion of the Company, subject to the pricing formula described above. This option may be exercised during the period of the consulting agreement or for a period up to one year following the termination of the consulting agreement. The Company has accounted for this as a purchased call option on its own stock. As this arrangement is indexed to, and will be settle in, the Company’s own shares of common stock, it has recorded a decrease to stockholder’s equity at the call options’ fair value of $1,774,000. Additionally, because the option provides the Company the ability to repurchase its own shares of common stock at a price less than fair value and the call option was provided by a significant shareholder, the Company has recorded a corresponding contribution to stockholder’s equity of $1,774,000.
Subsequent to April 30, 2010, the Company repurchased an additional 77,962 shares of our common stock for $31,250 per the terms of the repurchase agreement noted above.
Note 10. Exit Costs
During the fourth quarter of fiscal 2010, the Company commenced the process of closing its Tempe, Arizona corporate office and consolidating the Company’s corporate administrative functions into its headquarters in Baltimore, Maryland. In April, 2010, the Company executed a sublease for the Tempe office space with an independent third party for the remaining term of the lease and accrued a charge of approximately $36,000 for costs of moving the corporate office to Baltimore. This charge is net of monthly sublease income of approximately $3,000. The Company also recorded a loss of approximately $22,000 relative to certain equipment that was disposed of as part of this relocation. All exit costs have been included in general and administrative expenses in the accompanying consolidated statement of operations. The following table is a summary of our exit costs by category and amounts paid and accrued through April 30, 2010.

	Estimated	Payments/	Amount
	Expense	Losses to Date	Remaining
Severance payments	$11,000	$5,000	$6,000
Future lease payments, net of sublease rental	18,000	1,000	17,000
Moving costs and other	7,000	5,000	2,000
Disposal of assets	22,000	22,000	—

Total	$58,000	$33,000	$25,000