Form 10-Q
period 2010-07-31
CHAMPIONS BIOTECHNOLOGY, INC.
filed 2010-09-10
CIK 771856

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended July 31, 2010
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
Inapplicable
(Former name, former address, and former fiscal year, if changed from last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At September 1, 2010, the number of shares outstanding of the registrant’s common stock was 35,608,075.

CHAMPIONS BIOTECHNOLOGY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
CHAMPIONS BIOTECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31, 2010	April 30, 2010
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,088,000	$2,572,000
Accounts receivable	33,000	46,000
Prepaid expenses, deposits, and other	431,000	540,000

Total current assets	2,552,000	3,158,000

Property and equipment, net	115,000	105,000
Goodwill	669,000	669,000

TOTAL ASSETS	$3,336,000	$3,932,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,109,000	$944,000
Accrued liabilities	309,000	236,000
Deferred revenue	555,000	910,000

Total current liabilities	1,973,000	2,090,000

Other liabilities	47,000	77,000

TOTAL LIABILITIES	2,020,000	2,167,000

COMMITMENTS AND CONTINGENCIES
Accrued stock purchase	42,000	188,000

STOCKHOLDERS’ EQUITY
Preferred stock, $10 par value; 56,075 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 36,844,000 and 36,844,000 issued at July 31, 2010 and April 30, 2010, respectively, and 35,702,000 and 35,780,000 shares outstanding as of July 31, 2010 and April 30, 2010, respectively	37,000	37,000
Treasury stock, at cost, 1,142,000 and 1,064,000 shares at July 31, 2010 and April 30, 2010, respectively	(250,000)	(219,000)
Stock subscription receivable	(750,000)	(750,000)
Additional paid-in capital	15,508,000	15,193,000
Accumulated deficit	(13,271,000)	(12,680,000)
Accumulated other comprehensive income	—	(4,000)

Total stockholders’ equity	1,274,000	1,577,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,336,000	$3,932,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS BIOTECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended July 31,
	2010	2009

OPERATING REVENUE
Personalized oncology services	$1,109,000	$899,000
Preclinical eValuation services	491,000	63,000

Total operating revenue	1,600,000	962,000

COSTS AND OPERATING EXPENSES
Cost of Personalized oncology services	324,000	634,000
Cost of Preclinical eValuation services	222,000	34,000
Research and development	919,000	496,000
General and administrative	738,000	806,000

Total costs and operating expenses	2,203,000	1,970,000

LOSS BEFORE OTHER INCOME	(603,000)	(1,008,000)

Interest and other income	12,000	5,000

LOSS BEFORE PROVISION FOR INCOME TAXES	(591,000)	(1,003,000)
Provision for income taxes	—	—

NET LOSS	$(591,000)	$(1,003,000)

NET LOSS PER SHARE — BASIC AND DILUTED	$(0.02)	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	35,737,000	32,757,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS BIOTECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended July 31,
	2010	2009
OPERATING ACTIVITIES

Net loss	$(591,000)	$(1,003,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	170,000	50,000
Depreciation	10,000	8,000
Changes in operating assets and liabilities:
Accounts receivable	13,000	—
Prepaid expenses, deposits, and other receivables	109,000	186,000
Accounts payable	165,000	(1,000)
Accrued liabilities and other	43,000	19,000
Deferred revenue	(355,000)	(277,000)

Net cash used in operating activities	(436,000)	(1,018,000)

INVESTING ACTIVITIES

Purchase of property and equipment	(20,000)	(44,000)
Proceeds from certificate of deposit	—	1,017,000

Net cash (used in) provided by investing activities	(20,000)	973,000

FINANCING ACTIVITIES

Purchase of treasury stock	(31,000)	(156,000)
Proceeds from exercise of options and warrants	—	3,000

Net cash used in financing activities	(31,000)	(153,000)

Exchange rate effect on cash and cash equivalents	3,000	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(484,000)	(198,000)

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	2,572,000	1,728,000

CASH AND CASH EQUIVALENTS — END OF PERIOD	$2,088,000	$1,530,000

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
The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses from operations while developing its service offerings and expanding its sales channels. These operating losses are expected to continue into the near future as the Company continues to expand. The Company will require additional capital beyond the cash currently on hand to fund these expected near term operating losses. To meet these capital needs, the Company’s management is seeking to raise funds from various sources, including both the private placements and public markets. There is no assurance that the Company will succeed in these fund-raising efforts. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 2. Summary of Significant Accounting Policies
Unaudited Interim Financial Information
These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany transactions and accounts have been eliminated. Certain information related to the Company’s significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated are consistent with those followed in the Company’s annual consolidated financial statements for the year ended April 30, 2010, as filed on the Company’s Annual Report on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 30, 2010.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Biomerk, Inc. and Champions Biotechnology U.K., Limited. All material intercompany transactions have been eliminated in consolidation.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less, to be cash equivalents. At various times, the Company has amounts on deposit at financial institutions in excess of federally insured limits. The Company’s highly liquid investments are maintained at well-capitalized financial institutions to mitigate the risk of loss.
Short-Term Investments
The Company classifies its short-term investments in certificates of deposits as available-for-sale securities. Available-for-sale investments are carried at fair value as determined by quoted market prices, with unrealized gains and losses reported as a component of other comprehensive income within stockholders’ equity. Unrealized losses considered to be other-than-temporary are recognized currently in earnings. There were no other-than-temporary losses recorded for the three months ended July 31, 2010 and 2009. Interest income and realized gains and losses, using the specific identification method, are included in other income.
Fair Value of Financial Instruments
As of July 31, 2010, the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses, deposits and other receivables, accounts payable, and accrued liabilities approximate their fair value based on the liquidity or the short-term maturities of these instruments.
Goodwill
Goodwill represents the excess of the cost over the fair market value of the net assets acquired including identifiable assets. Goodwill is tested annually, or more frequently, if circumstances indicate potential impairment, by comparing its fair value to its carrying amount. The determination of whether or not goodwill is impaired involves significant judgment. Although the Company believes its goodwill is not impaired, changes in strategy or market conditions could significantly impact the judgments and may require future adjustments to the carrying value of goodwill.
Deferred Revenue
Deferred revenue represents payments received in advance for services to be performed. When services are rendered, deferred revenue is then recognized as earned.
Revenue Recognition
The Company derives revenue from Personalized Oncology and Preclinical eValuation services. Personalized Oncology Services assist physicians by providing information that may enhance personalized treatment options for their cancer patients through access to expert medical information panels and tumor specific data. The Company’s Preclinical eValuation services offer a preclinical tumorgraft platform to pharmaceutical and biotechnology companies using Biomerk Tumorgraft studies, which have been shown to be predictive of how drugs may perform in clinical settings. The Company recognizes revenue when the following four basic criteria are met: 1) a contract has been entered into with its customers; 2) delivery has occurred or services rendered to its customers; 3) the fee is fixed and determinable as noted in the contract; and 4) collectability is reasonably assured, as fees for services are remitted in full upon execution of the contract. The Company utilizes a proportional performance revenue recognition model for its Preclinical eValuation services under which it recognize revenue as performance occurs, based on the relative outputs of the performance that have occurred up to that point in time under the respective agreement, typically the delivery of reports to its customers documenting the results of its testing protocols.

When a Personalized Oncology or Preclinical eValuation arrangement involves multiple elements, the items included in the arrangement (deliverables) are evaluated to determine whether they represent separate units of accounting. The Company performs this evaluation at the inception of an arrangement and as each item in the arrangement is delivered. Generally, the Company accounts for a deliverable (or a group of deliverables) separately if: (1) the delivered item(s) has standalone value to the customer, (2) if the Company has given the customer a general right of return relative to the delivered item(s), and (3) delivery or performance of the undelivered item(s) or service(s) is probable and substantially in the Company’s control. All revenue from contracts determined not to have separate units of accounting is recognized based on consideration of the most substantive delivery factor of all the elements in the contract.
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
Research and Development
Research and development costs represent both costs incurred internally for research and development activities as well as costs incurred externally to fund research activities. All research and development costs are expensed as incurred. Non-refundable advance payments are capitalized and recorded as expense when the respective product or services are rendered.
Recent Accounting Pronouncements
During October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”). This update requires the use of the relative selling price method when allocating revenue in multiple-deliverable types of arrangements. This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements. ASU 2009-13 was adopted on May 2, 2010 and did not have a material effect on the Company’s condensed consolidated financial statements.
Note 3. Basic and Dilutive Loss Per Common Share
Basic earnings (loss) per share is calculated by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated based on the weighted average number of common shares outstanding for the period, plus the dilutive effect of common stock purchase warrants, stock options and restricted stock units using the treasury stock method. Contingently issuable shares are included in the calculation of basic earnings per share when all contingencies surrounding the issuance of the shares are met and the shares are issued or issuable. Contingently issuable shares are included in the calculation of dilutive earnings per share as of the beginning of the reporting period if, at the end of the reporting period, all contingencies surrounding the issuance of the shares are satisfied or would be satisfied if the end of the reporting period were the end of the contingency period. Due to the net losses for the three months ended July 31, 2010 and 2009, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

The table below reflects the potential weighted average incremental shares of common stock that have been excluded from the computation of diluted loss per common share since their effect would be anti-dilutive.

	Three Months Ended July 31,
	2010	2009

Stock options	650,385	470,257
Warrants	462,273	468,095
Restricted stock	2,974	—

Total common stock equivalents	1,115,632	938,352

For the three months ended July 31, 2010 and 2009, the Company had 4,249,957 and 3,457,316 stock options, warrants and unvested restricted stock, respectively, that were not included in net loss per share because the Company reported a net loss from operations.
Note 4. Property and Equipment
Property and equipment is recorded at cost and consists of laboratory equipment, furniture and fixtures, and computer hardware and software. Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets ranging from three to seven years. Property and equipment consisted of the following:

	July, 31	April 30,
	2010	2010
Furniture and fixtures	$6,000	$6,000
Computer equipment and software	98,000	42,000
Laboratory equipment	42,000	37,000
Software in-progress	—	43,000

Total property and equipment	146,000	128,000
Less accumulated depreciation	(31,000)	(23,000)

Property and equipment, net	$115,000	$105,000

Depreciation expense was $10,000 and $8,000 for the three months ended July 31, 2010 and 2009, respectively.
Note 5. Licensing Agreements
Bithionol License Agreement
In November 2009, the Company entered into a license agreement with two United States based companies for world-wide rights to develop and commercialize Bithionol, a drug compound, for the treatment of various forms of cancer, including melanoma, prostate, breast and lung cancer. The Company may terminate the license agreement in whole or in part on a country-by-country basis for any reason upon sixty days prior written notice.
Under the terms of the agreement, the Company will be required to pay $6,250,000 upon successful completion of certain clinical milestones. The Company will also make royalty payments based on a percentage of net sales as defined in the license agreement. In addition, the Company will pay annual license fee payments ranging from $25,000 to $100,000 until the minimum royalty payments outlined in the license agreement are met. As of July 31, 2010, $50,000 has been accrued for annual licensing fees. No amounts have been accrued with respect to the clinical milestones.
TAR—1 License Agreement
In October 2009, the Company entered into a license agreement with an Israeli company for world-wide rights to develop and commercialize a transactivation and apoptosis restoring (“TAR-1”) developmental drug compound. The Company may terminate the license agreement in whole or in part on a country-by-country basis for any reason upon sixty days prior written notice.
Under the terms of the agreement, the Company will be required to pay $6,140,000 upon successful completion of certain clinical milestones, $5,000,000 upon reaching certain regulatory approvals and $23,000,000 upon the achievement of certain commercial milestones. The Company will also make royalty payments based on net sales as defined in the license agreement. In addition, the Company will pay an annual licensing fee of $30,000 for the first three years of the agreement beginning on the second year of the agreement. As of July 31, 2010, $125,000 has been accrued for annual licensing fees and past patent fees. No amounts had been accrued with respect to the clinical commercial milestones.

Benzoylyphenylerea License Agreement
In July 2009, the Company entered into a joint development and licensing agreement with a third party for the development of a soluble form of SG410, the Company’s Benzoylyphenylerea (“BPU”) sulfur analog compound. Under the joint agreement, the third party will be entitled to milestone payments of $2,000,000 upon the success of certain regulatory approvals and royalty payments on net sales of the licensed BPU product. No amounts were due under this agreement as of July 31, 2010.
Liposome Option Agreement
In February 2010, the Company entered into an exclusive option agreement with a Canadian company. The option agreement grants the Company the exclusive right to review Liposome, a drug compound, for the treatment of various forms of cancer, including melanoma, prostate, breast and lung cancer, for the period of one year beginning in February 2010. No amounts were due under this agreement as of July 31, 2010.
Note 6. Stock-Based Compensation
The Company may grant (i) Non-statutory Stock Options, (ii) Restricted Stock Awards, and (iii) Stock Appreciation Rights (collectively, stock-based compensation) to its employees, directors and non-employees under a 2008 Equity Incentive Plan (the “Equity Plan”) which has not yet been approved by the Company’s shareholders. Such awards may be granted by the Company’s Board of Directors. Options granted under the Equity Plan expire no later than ten years from the date of grant and the awards vest as determined by the Board of Directors. The Company may also grant Incentive Stock Options and Restricted Stock Awards under the Director Compensation Plan of 2010 (the “Director Plan”).
The Company’s Board has not approved a limit to the number of shares available for issuance under the Equity Plan or the Director Plan, and as such the Board approves each grant individually.
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
Stock-based compensation in the amount of $170,000 and $50,000 was recognized for the three months ended July 31, 2010 and 2009, respectively. Stock-based compensation costs were recorded as follows:

	Three Months Ended July 31,
	2010	2009
Cost of Personalized oncology services	$—	$6,000
Research and development	22,000	(12,000)
General and administrative	148,000	56,000

Total stock-based compensation expense	$170,000	$50,000

Black-Scholes assumptions used to calculate the fair value of options and warrants granted during the three months ended July 31, 2010 and 2009 were as follows:

	Three Months Ended July 31,
	2010	2009
Expected term in years	6.0	6.0
Risk-free interest rate	2.0%	3.0%
Volatility	104%	94%
Dividend yield	0%	0%
The weighted average fair value of stock options granted during the three months ended July 31, 2010 and 2009 was $0.75 and $0.66, respectively.

Stock Option Grants
During the three months ended July 31, 2010, the Company issued a total of 180,000 options to purchase the Company’s unregistered common stock to four employees. The options have a weighted average exercise price of $0.85, expire in ten years and vest evenly over three years from the date of grant. During the three months ended July 31, 2009, the Company issued a total of 360,000 options to purchase the Company’s unregistered common stock to three employees. The options have a weighted average exercise price of $1.02, expire in ten years and vest evenly over three years from the date of grant.
No options were exercised in the three months ended July 31, 2010 or 2009.
Warrants
No warrants were issued for the three months ended July 31, 2010 and 2009. During the three months ended July 31, 2009, warrants to purchase 15,408 shares of the Company’s unregistered common stock were exercised resulting in the receipt by the Company of net cash proceeds of $3,000.
At July 31, 2010, the Company has warrants outstanding to purchase 748,983 shares of the Company’s unregistered common stock with a weighted average exercise price of $0.36 per share which expire from October 2011 through July 2014. At July 31, 2010, all of these warrants were exercisable.
Note 7. Related Party Transactions
Related party transactions include transactions between the Company and certain of its shareholders, management and affiliates.
Effective January 2010, the Company entered into a Consulting Agreement with David Sidransky, MD, Chairman of the Board of Directors of the Company. The Consulting Agreement calls for compensation of $5,000 per month for services performed by Dr. Sidranski outside the scope of his services as Chairman of the Board of Directors. Total consideration paid to Dr. Sidranski under the Consulting Agreement for the three months ended July 31, 2010 was $15,000.
Stock Repurchase Agreement
In May 2009, the Board of Directors approved a stock repurchase agreement with a Board member which obligated the Company to purchase up to approximately $407,000 of the Company’s common stock held by the Board member over the next two years providing that the Board member continues his services under a consulting agreement executed concurrently with the stock repurchase agreement. Under the stock repurchase agreement, the Company made an initial purchase of $125,000 of Company’s shares of common stock, and may have been required to make quarterly purchases of $31,250 of the Company’s common stock held by the Board member after the end of each fiscal quarter. Such purchases were to occur quarterly through April 2011 provided the consulting agreement remained in effect. The purchase price per share of the common stock for each purchase is equal to the lesser price of $0.50 or 50% of the average closing price of the stock as quoted on the OTC Bulletin Board for the 30-day trading period ending on the day before the date of each purchase as long as the consulting agreement remained in effect.
Under the agreement, the Company has paid this Board member approximately $250,000 for the purchase of 552,251 shares of our common stock as of July 31, 2010.
Effective May 2010, the Company terminated the consulting agreement with the Board member which correspondingly terminated the stock repurchase agreement. Because the requirement for the Company to transfer cash in exchange for the shares of common stock ended with the termination of the consulting agreement, in the quarter ended July 31, 2010, the Company reclassified $114,000 from accrued stock purchase on the balance sheet into additional paid-in capital, which represented the remaining amount of the purchase price required under the repurchase arrangement after the termination of the consulting agreement.

Furthermore, under the stock repurchase agreement, the Company, at its option for one year following the termination of the consulting agreement, may purchase all or any part of the shares that have not been previously purchased, up to but not to exceed, 2,250,000 shares of the common stock, subject to the pricing formula described above.
Subsequent to July 31, 2010, the Company repurchased 93,921 shares of its common stock for $41,667 which represented the remaining amounts due before cancelation of the consulting agreement per the terms of the repurchase agreement noted above.
Note 8. Exit Costs
During the fourth quarter of fiscal 2010, the Company commenced the process of closing its Tempe, Arizona corporate office and consolidating the Company’s corporate administrative functions into its headquarters in Baltimore, Maryland. The exit costs expected to be incurred with this decision have been expensed and included in the accompanying condensed consolidated statement of operations. The following table is a summary of the Company’s exit costs by category and amounts paid and accrued though July 31, 2010.

	Estimated	Payments/	Amount
	Expense	Losses to Date	Remaining
Severance payments	$11,000	$5,000	$6,000
Future lease payments, net of sublease rental	18,000	3,000	15,000
Moving costs and other	7,000	5,000	2,000
Disposal of assets	22,000	22,000	—

Total	$58,000	$35,000	$23,000

The Company’s accrual for exit costs decreased $2,000 during the quarter ended July 31, 2010.
Note 9. Research and Development Materials Purchase Agreement
In February 2010, the Company entered into a research and development materials purchase agreement with a foreign hospital for the acquisition of Tumorgrafts. Under the agreement, the Company will pay the foreign hospital approximately $33,000 monthly for 18 months, commencing March 1, 2010. Future payments due under the agreement are as follows:

2011	$297,000
2012	132,000

Total payments	$429,000

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Forward-looking statements speak only as of the date the statements are made. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2010, as updated in our subsequent reports filed with the SEC, including any updates found in Part II, Item 1A of this or other reports on Form 10-Q. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.
Overview
The Company is engaged in the development of advanced preclinical platforms and predictive tumor specific data to enhance and accelerate the value of oncology drugs. Our Preclinical Platform is a novel approach based upon the implantation of primary human tumor fragments in immune deficient mice followed by propagation of the resulting engraftments (Biomerk Tumorgrafts™) in a manner that preserves the biological characteristics of the original human tumor. We believe that Biomerk Tumorgrafts closely reflect human cancer biology and their response to drugs is more predictive of clinical outcomes in cancer patients. The Company is building its Biomerk Tumorgraft platform through the procurement, development and characterization of numerous Tumorgrafts within each of several cancer types. Tumorgrafts are procured through agreements with a number of institutions in the U.S. and overseas and developed and tested through agreement with a United States-based preclinical facility.
We intend to leverage our Preclinical Platform to evaluate oncology drug compounds and to develop a portfolio of novel drug compounds that we intend to develop through preclinical trials. As drugs progress through this early stage of development, we plan to sell, partner or license such drugs to pharmaceutical and/or biotechnology companies. We believe this strategy will enable us to leverage the competencies of these partners or licensees to maximize our return on investment in a time frame that is shorter than for traditional drug development. We believe that the use of our Tumorgraft models in the preclinical development of oncology drugs is unlike that of many other biotechnology companies that look to bring the process of drug development through all phases of discovery, development, regulatory approvals, and marketing, which requires a very large financial commitment and a long development period, typically more than a decade, to commercialize. Thus far we have acquired four drug compounds through purchase, exclusive worldwide licensing and/or option agreements. Of our four drug compounds, we have begun preclinical testing of three and expect to start testing the fourth compound in the second quarter of fiscal 2011. If results are promising for any of our drug compounds, it is our intention to continue preclinical development and then sell, partner, or license the drug compound for its remaining clinical development.

We also offer our Biomerk Tumorgraft predictive preclinical platform and tumor specific data to other biotechnology and pharmaceutical companies who use this information to enhance their drug development pipeline through the evaluation of oncology drugs in a platform that integrates predictive testing with biomarker discovery. We provide Personalized Oncology Services, or POS, to physicians in the field of oncology by establishing and administering expert medical information panels for their patients to analyze medical records and test results, to assist in understanding conventional and experimental options and to identify and arrange for testing, analysis and study of the patients’ cancer tissues, as appropriate. Additionally, we offer Personalized Tumorgraft™ development, drug studies and genome sequencing as part of our POS whereby physicians can evaluate the effects of cancer drugs on their patients’ tumorgrafts and understand the genetic make-up of their patient’s tumor enabling them to better select treatment regimens that may be efficacious to the patient.
As we expanded our number of Biomerk Tumorgraft models, we began to offer leading pharmaceutical and biotechnology companies the benefits of our Biomerk Tumorgrafts for their preclinical evaluation programs. We provide Preclinical eValuation services, or PCE, that we believe are more predictive of clinical outcomes and that might provide for a faster and less expensive path to drug approval. These services utilize Biomerk Tumorgrafts to evaluate tumor sensitivity/resistance to various single, combination standard and novel chemotherapy agents. The PCE services also include biomarker discovery and the identification of novel drug combinations. We began deriving revenues from our PCE services in fiscal 2009 and completed our first full year of business in fiscal 2010.
Results of Operations
Three Months Ended July 31, 2010 and 2009
Operating Revenues:
Revenues from operations for the three months ended July 31, 2010 and 2009 were $1,600,000 and $962,000, respectively, an increase of $638,000, or 66%. The increase was comprised of a $210,000 increase from our POS services and a $428,000 increase from our PCE services.
Costs and Operating Expenses:
Costs and operating expenses for the three months ended July 31, 2010 and 2009 were $2,203,000 and $1,970,000, respectively, an increase of $233,000, or 12%.
Cost of POS for the three months ended July 31, 2010 and 2009 were $324,000 and $634,000, respectively, a decrease of $310,000, or 49%. Costs of POS as a percentage of POS revenues declined from 71% to 29%. The decrease was primarily attributable to a mix of higher gross margin business. The 2010 expenses included additional costs of $125,000 related to the completion of a vaccine development study.
Cost of PCE for the three months ended July 31, 2010 and 2009 were $222,000 and $34,000, respectively, an increase of $188,000, or 553%. The increase in expense was mainly due to the overall increase in PCE revenues year over year. Costs of PCE services as a percentage of PCE revenues declined from 55% to 46% primarily as a result of increased pricing efficiencies.
Research and development expenses for the three months ended July 31, 2010 and 2009 were $919,000 and $496,000, respectively, an increase of $423,000, or 85%. The increase was mainly attributable to costs associated with the development and testing of the Company’s four drug compounds and the acquisition of Tumorgrafts with respect to the continued expansion of the Company’s tumorgraft platform.
General and administrative expenses for the three months ended July 31, 2010 and 2009 were $738,000 and $806,000, respectively, a decrease of $68,000, or 8%. The decrease was primarily due to the consolidation of the Company’s operations to Baltimore, Maryland.

Net Loss:
The Company’s net loss for the three months ended July 31, 2010 was $591,000, a decrease of $412,000, as compared to a net loss of $1,003,000 for the three months ended July 31, 2009, due to the factors discussed above.
Liquidity and Capital Resources
Sources of Liquidity:
Our available liquid capital as of July 31, 2010 amounted to cash of $2,088,000 as compared to $2,572,000 at April 30, 2010.
Cash Flows:
The following table summarized our cash flows for the three months ended July 31, 2010 and 2009:

	Three Months Ended July 31,
	2010	2009
Cash (used in) provided by:
Operating activities	$(436,000)	$(1,018,000)
Investing activities	(20,000)	973,000
Financing activities	(31,000)	(153,000)
Effect of exchange rates	3,000	—

Net decrease in cash and cash equivalents	$(484,000)	$(198,000)

Net cash used in operating activities was $436,000 for the three months ended July 31, 2010 as a result of a net loss of $591,000 and a reduction in working capital of $26,000, offset by a reduction in non-cash expenses of $181,000, which is primarily related to stock-based compensation.
Net cash used in investing activities was $20,000 for the three months ended July 31, 2010 as a result of our property and equipment purchases.
Net cash used in financing activities was $31,000 for the three months ended July 31, 2010, which represents a stock repurchase.
Our working capital, defined as current assets less current liabilities, as of July 31, 2010 and April 30, 2010, was $579,000 and $1,068,000, respectively.
In May 2009, our Board of Directors approved a stock repurchase agreement with a Board member to purchase $281,250 worth of our common stock held by the Board member over the next nine quarters providing that the Board member continues his services under a consulting agreement executed in conjunction with the stock repurchase agreement. We may purchase up to 2,250,000 shares of the common stock at our discretion subject to the commitment and pricing formula (see Note 7) through May 2011. As of July 31, 2010, we had approximately $42,000 remaining to be paid under the stock repurchase agreement.
Commitments and Contractual Obligations
There have been no material changes in our contractual obligations and other commercial commitments other than in the ordinary course of business since the end of fiscal year 2010. Information regarding our contractual obligations and commercial commitments is provided in our Annual Report on Form 10-K for the year ended April 30, 2010.
Ability to Continue As a Going Concern
Our ability to continue as a going concern is dependent upon the success of raising additional capital sufficient to meet our operating needs for at least the 12-month period subsequent to issuance of this quarterly report. In June 2009, our Board of Directors authorized management to begin the process of raising additional capital. From December 2009 through April, 2010, we received gross proceeds of $2,250,000 from the private placement of 3,000,000 shares of our unregistered common stock. This unregistered common stock was sold to accredited investors exempt from registration as provided by Section 4(2) of the Securities Act of 1933 and Regulation D. We incurred approximately $28,000 in direct and incremental costs related to the offering. Additionally, we have executed subscription agreements for the private placement of additional unregistered common stock noted above totaling $750,000.

There can be no assurance that management will be successful in raising capital on terms acceptable to the Company, if at all. Our ability to successfully complete a raise of capital will depend on the condition of the capital markets and our financial condition and prospects. Even if we are able to successfully raise additional capital, such capital could be in the form of debt and could be at high interest rates and/or require us to comply with restrictive covenants that limit financial and business activities. In addition, even if we are able to successfully raise equity capital, this could dilute the interest of existing shareholders and/or be issued with preferential liquidation, dividend or voting rights to those currently held by our common stockholders.
Off Balance Sheet Arrangements
As of July 31, 2010, we did not have any off-balance sheet arrangements, as such term is defined in Item 303(a)(4) of Regulation S-K under the Securities Act of 1933, as amended.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
It is management’s responsibility to establish and maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Our management, with the participation of our Acting Executive Officer/Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of a date within ninety (90) days of the filing date of this Form 10-Q quarterly report. Based on that evaluation, our management, including our Acting Executive Officer/Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q at the reasonable assurance level in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our Acting Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Controls
There were no changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors
None

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth information with respect to purchases of common stock by us or any affiliated purchasers during the three months ended July 31, 2010:

			Total Number of
			Shares Purchased	Maximum Number
	Total	Average	as Part of	of Shares that May
	Number of	Price	Publicly	Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
May 2010	77,962	$0.40	77,962	1,603,831
June 2010	—	$0.00	—	1,603,831
July 2010	—	$0.00	—	1,603,831

Total	77,962	$0.40	77,962	1,603,831

In May 2009, our Board of Directors approved a stock repurchase agreement with a Board member to purchase $281,250 worth of our common stock held by the Board member over the next nine quarters providing that the Board member continues his services under a consulting agreement executed in conjunction with the stock repurchase agreement. We may purchase up to 2,250,000 shares of the common stock at our discretion subject to the commitment and pricing formula (see Note 7) through May 2011. As of July 31, 2010, we had approximately $42,000 remaining to be paid under the stock repurchase agreement.

Item 3.	Defaults Upon Senior Securities.
None

Item 5.	Other Information
None

Item 6.	Exhibits

Exhibit 31.1	Certification by the Acting Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification by the Acting Principal Executive Officer and the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAMPIONS BIOTECHNOLOGY, INC. (Registrant)
Date: September 10, 2010	By:	/s/ Mark R. Schonau
Mark R. Schonau
Chief Financial Officer