Form 10-Q
period 2010-10-31
CHAMPIONS BIOTECHNOLOGY, INC.
filed 2010-12-13
CIK 771856

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended October 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At December 10, 2010, the number of shares outstanding of the registrant’s common stock was 36,844,311.

CHAMPIONS BIOTECHNOLOGY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CHAMPIONS BIOTECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	April 30,
	2010	2010
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,263,000	$2,572,000
Accounts receivable	335,000	46,000
Grant receivable	960,000	—

Prepaid expenses, deposits, and other	298,000	540,000

Total current assets	2,856,000	3,158,000

Property and equipment, net	109,000	105,000
Goodwill	669,000	669,000

TOTAL ASSETS	$3,634,000	$3,932,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$1,382,000	$944,000
Accrued liabilities	244,000	236,000
Deferred revenue	574,000	910,000

Total current liabilities	2,200,000	2,090,000

Other liabilities	47,000	77,000

TOTAL LIABILITIES	2,247,000	2,167,000

COMMITMENTS AND CONTINGENCIES
Accrued stock purchase	—	188,000

STOCKHOLDERS’ EQUITY
Preferred stock, $10 par value; 56,075 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 36,844,000 and 36,844,000 issued at October 31, 2010 and April 30, 2010, respectively, and 35,608,000 and 35,780,000 shares outstanding as of October 31, 2010 and April 30, 2010, respectively	37,000	37,000
Treasury stock, at cost, 1,236,000 and 1,064,000 shares at October 31, 2010 and April 30, 2010, respectively	(292,000)	(219,000)
Stock subscription receivable	(750,000)	(750,000)
Additional paid-in capital	15,747,000	15,193,000
Accumulated deficit	(13,325,000)	(12,680,000)
Accumulated other comprehensive income	(30,000)	(4,000)

Total stockholders’ equity	1,387,000	1,577,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,634,000	$3,932,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS BIOTECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
OPERATING REVENUE
Personalized oncology services	$288,000	$589,000	$1,397,000	$1,488,000
Preclinical eValuation services	645,000	700,000	1,136,000	763,000

Total operating revenue	933,000	1,289,000	2,533,000	2,251,000

COSTS AND OPERATING EXPENSES
Cost of Personalized oncology services	159,000	(13,000)	483,000	621,000
Cost of Preclinical eValuation services	288,000	350,000	510,000	384,000
Research and development	725,000	645,000	1,644,000	1,141,000
General and administrative	776,000	891,000	1,514,000	1,697,000

Total costs and operating expenses	1,948,000	1,873,000	4,151,000	3,843,000

LOSS BEFORE INTEREST and OTHER INCOME	(1,015,000)	(584,000)	(1,618,000)	(1,592,000)
Interest and other income	961,000	—	973,000	5,000

LOSS BEFORE PROVISION FOR INCOME TAXES	(54,000)	(584,000)	(645,000)	(1,587,000)
Provision for income taxes	—	—	—	—

NET LOSS	$(54,000)	$(584,000)	$(645,000)	$(1,587,000)

NET LOSS PER SHARE — BASIC AND DILUTED	$(0.00)	$(0.02)	$(0.02)	$(0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	35,677,000	32,713,000	35,707,000	32,736,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS BIOTECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended October 31,
	2010	2009
OPERATING ACTIVITIES

Net loss	$(645,000)	$(1,587,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	367,000	184,000
Depreciation	20,000	16,000
Common stock issued for patent	—	175,000
Changes in operating assets and liabilities:
Accounts receivable	(289,000)	—
Grant receivable	(960,000)	—
Prepaid expenses, deposits and other receivables	242,000	362,000
Accounts payable	438,000	(229,000)
Accrued liabilities	(23,000)	39,000
Deferred revenue	(336,000)	(1,092,000)

Net cash used in operating activities	(1,186,000)	(2,132,000)

INVESTING ACTIVITIES

Purchase of property and equipment	(25,000)	(32,000)
Proceeds from certificate of deposit	—	1,017,000

Net cash (used in) provided by investing activities	(25,000)	985,000

FINANCING ACTIVITIES

Purchase of treasury stock	(73,000)	(188,000)
Proceeds from exercise of options and warrants	—	3,000

Net cash used in financing activities	(73,000)	(185,000)

Exchange rate effect on cash and cash equivalents	(25,000)	(2,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,309,000)	(1,334,000)

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	2,572,000	1,728,000

CASH AND CASH EQUIVALENTS — END OF PERIOD	$1,263,000	$394,000

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
The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has experienced recurring losses from operations while developing its service offerings and expanding its sales channels. These operating losses are expected to continue into the near future as the Company continues to expand. The Company will require additional capital beyond the cash currently on hand to fund these expected near term operating losses. To meet these capital needs, the Company’s management is seeking to raise funds from various sources, including grants, private placements and public markets. There is no assurance that the Company will succeed in these fund-raising efforts. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 2. Summary of Significant Accounting Policies
Unaudited Interim Financial Information
These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany transactions and accounts have been eliminated. Certain information related to the Company’s significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in the Company’s annual consolidated financial statements for the year ended April 30, 2010, as filed on the Company’s Annual Report on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 30, 2010.
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
Fair Value of Financial Instruments
As of October 31, 2010, the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses, deposits and other receivables, accounts payable and accrued liabilities approximate their fair value based on the liquidity or the short-term maturities of these instruments.
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
When a Personalized Oncology or Preclinical eValuation arrangement involves multiple elements, the items included in the arrangement (deliverables) are evaluated to determine whether they represent separate units of accounting. The Company performs this evaluation at the inception of an arrangement and as each item in the arrangement is delivered. Generally, the Company accounts for a deliverable (or a group of deliverables) separately if: (1) the delivered item(s) has standalone value to the customer, (2) if the Company has given the customer a general right of return relative to the delivered item(s), and (3) delivery or performance of the undelivered item(s) or service(s) is probable and substantially in the Company’s control. All revenue from contracts determined not to have separate units of accounting is recognized either based on consideration of the most substantive delivery factor of all the elements in the contract or if there is no predominant deliverable upon delivery of the final element of the arrangement.

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
Note 3. Basic and Dilutive Loss Per Common Share
Basic loss per share is calculated by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated based on the weighted average number of common shares outstanding for the period, plus the dilutive effect of common stock purchase warrants, stock options and restricted stock units using the treasury stock method. Contingently issuable shares are included in the calculation of basic earnings per share when all contingencies surrounding the issuance of the shares are met and the shares are issued or issuable. Contingently issuable shares are included in the calculation of dilutive earnings per share as of the beginning of the reporting period if, at the end of the reporting period, all contingencies surrounding the issuance of the shares are satisfied or would be satisfied if the end of the reporting period were the end of the contingency period. Due to the net losses for the three and six months ended October 31, 2010 and 2009, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.
For the six months ended October 31, 2010 and 2009, the Company had 14,396,948 and 3,707,264 stock options, warrants and unvested restricted stock, respectively, that were not included in net loss per share because the Company reported a net loss from operations.

Note 4. Property and Equipment
Property and equipment is recorded at cost and consists of laboratory equipment, furniture and fixtures, and computer hardware and software. Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets ranging from three to seven years. Property and equipment consisted of the following:

	October 31,	April 30,
	2010	2010
Furniture and fixtures	$6,000	$6,000
Computer equipment and software	98,000	42,000
Laboratory equipment	47,000	37,000
Software in-progress	—	43,000

Total property and equipment	151,000	128,000
Less accumulated depreciation	(42,000)	(23,000)

Property and equipment, net	$109,000	$105,000

Depreciation expense was $10,000 and $8,000 for the three months ended October 31, 2010 and 2009, respectively, and $20,000 and $16,000 for the six months ended October 31, 2010 and 2009, respectively.
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
Under the terms of the agreement, the Company will be required to pay $6,250,000 upon successful completion of certain clinical milestones. The Company will also make royalty payments based on a percentage of net sales as defined in the license agreement. In addition, the Company will pay annual license fee payments ranging from $25,000 to $100,000 until the minimum royalty payments outlined in the license agreement are met. No amounts were due under this agreement as of October 31, 2010.
TAR–1 License Agreement
In October 2009, the Company entered into a license agreement with an Israeli company for world-wide rights to develop and commercialize a transactivation and apoptosis restoring (“TAR-1”) developmental drug compound. The Company may terminate the license agreement in whole or in part on a country-by-country basis for any reason upon sixty days prior written notice.
Under the terms of the agreement, the Company will be required to pay $6,140,000 upon successful completion of certain clinical milestones, $5,000,000 upon reaching certain regulatory approvals and $23,000,000 upon the achievement of certain commercial milestones. The Company will also make royalty payments based on net sales as defined in the license agreement. In addition, the Company will pay an annual licensing fee of $30,000 for the first three years of the agreement beginning on the second year of the agreement. No amounts were due under this agreement as of October 31, 2010.
Benzoylyphenylerea License Agreement
In July 2009, the Company entered into a joint development and licensing agreement with a third party for the development of a soluble form of SG410, the Company’s Benzoylyphenylerea (“BPU”) sulfur analog compound. Under the joint agreement, the third party will be entitled to milestone payments of $2,000,000 upon the success of certain regulatory approvals and royalty payments on net sales of the licensed BPU product. No amounts were due under this agreement as of October 31, 2010.
Liposome Option Agreement
In February 2010, the Company entered into an exclusive option agreement with a Canadian company for which they paid and expensed $40,000. The option agreement grants the Company the exclusive right to review Liposome, a drug compound, for the treatment of various forms of cancer, including melanoma, prostate, breast and lung cancer, for the period of one year beginning in February 2010. During the option year, the Company will be performing various tumorgraft testing on the Liposome compound and will then evaluate the results if it wants to move forward with a license agreement. No amounts were due under this agreement as of October 31, 2010.

Note 6. Stock-Based Compensation
The Company may grant (i) Non-statutory Stock Options, (ii) Restricted Stock Awards, and (iii) Stock Appreciation Rights (collectively, stock-based compensation) to its employees, directors and non-employees under a 2008 Equity Incentive Plan (the “Equity Plan”). The Company may also grant Incentive Stock Options and Restricted Stock Awards under the Director Compensation Plan of 2010 (the “Director Plan”). Both plans have not yet been approved by the Company’s shareholders. Such awards may be granted by the Company’s Board of Directors. Options granted under the Equity Plan expire no later than ten years from the date of grant and the awards vest as determined by the Board of Directors.
The Company’s Board has not approved a limit to the number of shares available for issuance under the Equity Plan or the Director Plan, and as such the Board approves each grant individually.
For stock-based payments to non-employee consultants, the fair value of the share-based consideration issued is used to measure the transaction, as management believes this to be a more reliable measure of fair value than the services received. The fair value of the award is measured at the price of the Company’s common stock or the fair value of stock options using the Black Scholes valuation model on the date that the commitment for performance by the non-employee consultant has been reached or performance is complete.
Stock-based compensation totaled $197,000 and $134,000 for the three months ended October 31, 2010 and 2009, respectively, and $367,000 and $184,000 for the six months ended October 31, 2010 and 2009, respectively. Stock-based compensation costs were recorded as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2010	2009	2010	2009
Cost of personalized oncology services	$—	$4,000	$—	$11,000
Research and development	27,000	44,000	49,000	32,000
General and administrative	170,000	86,000	318,000	141,000

Total stock-based compensation expense	$197,000	$134,000	$367,000	$184,000

Black-Scholes assumptions used to calculate the fair value of options and warrants granted during the three and six months ended October 31, 2010 and 2009 were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2010	2009	2010	2009
Expected term in years	6.0	6.0	6.0	6.0
Risk-free interest rates	1.6% – 1.7%	2.8%	1.6% – 2.0%	2.8% – 3.1%
Volatility	105%	94%	104% – 105%	94%
Dividend yield	0%	0%	0%	0%
The weighted average fair value of stock options granted during the three months ended October 31, 2010 and 2009 was $0.73 and $0.59, respectively. The weighted average fair value of stock options granted during the six months ended October 31, 2010 and 2009 was $0.73 and $0.63, respectively.
Stock Option Grants
During the three months ended October 31, 2010, the Company issued an aggregate of 10,000,000 options to purchase the Company’s unregistered common stock to its Chief Executive Officer and to its President. These options have a weighted average exercise price of $0.875, expire in ten years and, for 5,000,000 of these options, vesting is based solely on service conditions and occurs evenly on a monthly basis over three years from the date of grant. These first 5,000,000 options expire 90 days following termination. The remaining 5,000,000 options are subject to similar service-based vesting provisions, but are also subject to the following performance-based conditions, which must be met within three years following the date of grant prior to any of the options becoming exercisable: (i) closing of one or more financings of the Company in the aggregate amount of at least $5,000,000; (ii) bringing in new Company management; (iii) launching of personalized medicine (oncology) business; and (iv) commencing implementation of the Company’s business plan. The consideration as to whether these performance based conditions have been met will be made by the Company’s Board of Directors. In connection with this grant of 10,000,000 options, the Company has also agreed to take certain actions, including an increase of the Company’s authorized shares of common stock, the approval of a 2010 Equity Plan by the Company’s shareholders and registration of the shares covered by these options. The service-based options, like all of the Company’s service-based options, are being expensed on a straight-line basis. Since the straight-line method is not available for performance or market-based share-based payments, the performance-based options are being expensed on an accelerated basis, which is based on each monthly vesting tranche and an expectation that it is probable that all performance-based criteria will be met by the end of January 2011.

During the six months ended October 31, 2010, the Company also issued 196,000 options to purchase the Company’s unregistered common stock to three other employees and two outside advisors. The options have a weighted average exercise price of $0.89, expire in ten years and vest evenly over three years from the date of grant.
During the six months ended October 31, 2010, 40,000 and 11,667 options were forfeited and expired, respectively. No options were exercised in the six months ended October 31, 2010.
During the six months ended October 31, 2009, the Company issued a total of 559,660 options to purchase the Company’s unregistered common stock to four employees and three Board members. The options have a weighted average exercise price of $0.92, expire in ten years and vest evenly over three years from the date of grant.
No options were exercised, forfeited or expired in the six months ended October 31, 2009.
Warrants
No warrants were issued for the six months ended October 31, 2010 and 2009. During the six months ended October 31, 2009, warrants to purchase 15,408 shares of the Company’s unregistered common stock were exercised resulting in the receipt by the Company of net cash proceeds of $3,000.
At October 31, 2010, the Company has warrants outstanding to purchase 748,983 shares of the Company’s unregistered common stock with a weighted average exercise price of $0.36 per share which expire from October 2011 through July 2014. At October 31, 2010, all of these warrants were exercisable.
Note 7. Related Party Transactions
Related party transactions include transactions between the Company and certain of its shareholders, management and affiliates.
Effective January 2010, the Company entered into a Consulting Agreement with David Sidransky, MD, Chairman of the Board of Directors of the Company. The Consulting Agreement calls for compensation of $5,000 per month for services performed by Dr. Sidranski outside the scope of his services as Chairman of the Board of Directors. Total consideration expensed and paid to Dr. Sidranski under the Consulting Agreement for the six months ended October 31, 2010 was $30,000.
Stock Repurchase Agreement
In May 2009, the Board of Directors approved a stock repurchase agreement with a Board member which obligated the Company to purchase up to approximately $407,000 of the Company’s common stock held by the Board member over the next two years providing that the Board member continues his services under a consulting agreement executed concurrently with the stock repurchase agreement. Under the stock repurchase agreement, the Company made an initial purchase of $125,000 of the Company’s shares of common stock, and may have been required to make quarterly purchases of $31,250 of the Company’s common stock held by the Board member after the end of each fiscal quarter. Such purchases were to occur quarterly through April 2011 provided the consulting agreement remained in effect. The purchase price per share of the common stock for each purchase is equal to the lesser price of $0.50 or 50% of the average closing price of the stock as quoted on the OTC Bulletin Board for the 30-day trading period ending on the day before the date of each purchase as long as the consulting agreement remained in effect.
Under the agreement, the Company has paid this Board member approximately $292,000 for the purchase of 646,172 shares of the Company’s common stock as of October 31, 2010.

Effective May 2010, the Company terminated the consulting agreement with the Board member which correspondingly terminated the stock repurchase agreement. Because the requirement for the Company to transfer cash in exchange for the shares of common stock ended with the termination of the consulting agreement, in the six months ended October 31, 2010, the Company reclassified $114,000 from accrued stock purchase on the balance sheet into additional paid-in capital, which represented the remaining amount of the purchase price required under the repurchase arrangement after the termination of the consulting agreement.
Furthermore, under the stock repurchase agreement, the Company, at its option for one year following the termination of the consulting agreement, may purchase all or any part of the shares that have not been previously purchased, up to but not to exceed, 2,250,000 shares of the common stock, subject to the pricing formula described above.
Note 8. Exit Costs
During the fourth quarter of fiscal 2010, the Company commenced the process of closing its Tempe, Arizona corporate office and consolidating the Company’s corporate administrative functions into its headquarters in Baltimore, Maryland. The exit costs expected to be incurred with this decision were expensed and included in general and administrative expenses in the consolidated statement of operations for fiscal 2010 when the decision was made. The following table is a summary of the Company’s exit costs by category and amounts paid and accrued though October 31, 2010.

	Total
	Estimated
	Expense
	Recorded in
	the Fourth	Liability as	Payments	Liability as of
	Quarter of	of April 30,	during fiscal	October 31,
	2010	2010	2011	2010
Severance payments	$11,000	$6,000	$6,000	$—
Future lease payments, net of sublease rental	18,000	17,000	5,000	12,000
Moving costs and other	7,000	2,000	2,000	—
Disposal of assets	22,000	—	—	—

Total	$58,000	$25,000	$13,000	$12,000

The Company’s accrual for exit costs decreased $13,000 during the six months ended October 31, 2010.
Note 9. Research and Development Materials Purchase Agreement
In February 2010, the Company entered into a research and development materials purchase agreement with a foreign hospital for the acquisition of Tumorgrafts. Under the agreement, the Company will pay the foreign hospital approximately $33,000 monthly for 18 months, commencing March 1, 2010. Future payments due under the agreement are as follows:

2011	$198,000
2012	132,000

Total payments	$330,000

Note 10. Other Income
On October 29, 2010, the Company was notified that it has been or is expected to be awarded a total cash grant of approximately $1,456,000 under the Qualifying Therapeutic Discovery Project program administered under section 48D of the Internal Revenue Code, of which approximately $960,000 relates to qualifying expenses the Company has previously incurred and was received during the third quarter of fiscal 2011. The remainder of the grant of approximately $504,000 may be received in the future based on qualifying expenses the Company incurs. The Company has recognized the portion of the grant related to qualifying expenses that have been previously incurred and approved by the U.S. government, totaling approximately $960,000, during October 2010 as a component of other income on the accompanying condensed consolidated statement of operations. The Company will not recognize any portion of the remaining grant of approximately $504,000 until it is reasonably assured that the Company will comply with the conditions of the award and that the funds will be received.

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
We intend to leverage our Preclinical Platform to evaluate oncology drug compounds and to develop a portfolio of novel drug compounds that we intend to develop through preclinical trials. As drugs progress through this early stage of development, we plan to sell, partner or license such drugs to pharmaceutical and/or biotechnology companies. We believe this strategy will enable us to leverage the competencies of these partners or licensees to maximize our return on investment in a time frame that is shorter than for traditional drug development. We believe that the use of our Tumorgraft models in the preclinical development of oncology drugs is unlike that of many other biotechnology companies that look to bring the process of drug development through all phases of discovery, development, regulatory approvals, and marketing, which requires a very large financial commitment and a long development period, typically more than a decade, to commercialize. Thus far we have acquired four drug compounds through purchase, exclusive worldwide licensing and/or option agreements. We continue to evaluate all four drug compounds and will be reviewing the results over the next several quarters. If results are promising for any of our drug compounds, it is our intention to continue preclinical development and then sell, partner, or license the drug compound for its remaining clinical development.

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
Results of Operations
Three Months Ended October 31, 2010 and 2009
Operating Revenues.
Revenues from operations for the three months ended October 31, 2010 and 2009 were $933,000 and $1,289,000, respectively, a decrease of $356,000, or 28%. The decrease was comprised of a $301,000 decrease from our POS services and a $55,000 decrease from our PCE services.
Costs and Operating Expenses.
Costs and operating expenses for the three months ended October 31, 2010 and 2009 were $1,948,000 and $1,873,000, respectively, an increase of $75,000, or 4%.
Cost of POS for the three months ended October 31, 2010 and 2009 were $159,000 and ($13,000), respectively, an increase of $172,000, or 1,323%. The increase was primarily attributable to a one-time $125,000 credit taken in the second quarter of fiscal 2010 for accrued costs of a POS study agreement previously entered into between us and a contract research organization, or CRO. In October 2009, we terminated the POS study due to certain performance conditions. Subsequently, the obligation for the amount payable was cancelled by the CRO, resulting in a change in estimate and a one-time credit of $125,000 to cost of POS. Excluding the one-time credit, cost of POS for the three months ended October 31, 2009 would be $112,000. For the three months ended October 31, 2010 and 2009, gross margins for POS services was 45% and 102%, respectively. The decrease in gross margin is a reflection of the one-time $125,000 credit taken in the 2009 period.
Cost of PCE for the three months ended October 31, 2010 and 2009 were $288,000 and $350,000, respectively, a decrease of $62,000, or 18%. For the three months ended October 31, 2010 and 2009, gross margins for PCE services was 55% and 50%, respectively. The increase in gross margin is a reflection of the efficiencies achieved as the business continues to evolve.
Research and development expenses for the three months ended October 31, 2010 and 2009 were $725,000 and $645,000, respectively, an increase of $80,000, or 12%. The increase was mainly attributable to costs associated with the development and testing of our four drug compounds and the acquisition of Tumorgrafts with respect to the continued expansion of our tumorgraft platform.

General and administrative expenses for the three months ended October 31, 2010 and 2009 were $776,000 and $891,000, respectively, a decrease of $115,000, or 13%. The decrease was primarily due to the consolidation of our operations to Baltimore, Maryland.
Interest and Other Income.
Interest and other income for the three months ended October 31, 2010 was $961,000, which relates to a cash grant awarded to the Company for qualifying expenses previously incurred under the Qualifying Therapeutic Discovery Project program administered under section 48D of the Internal Revenue Code.
Net Loss.
As a result of the factors discussed above, our net loss for the three months ended October 31, 2010 was $(54,000), an improvement of $530,000, as compared to a net loss of $584,000 for the three months ended October 31, 2009.
Six Months Ended October 31, 2010 and 2009
Operating Revenues.
Revenues from operations for the six months ended October 31, 2010 and 2009 were $2,533,000 and $2,251,000, respectively, an increase of $282,000, or 13%. The increase was comprised of a $373,000 increase from our PCE services, offset by a $91,000 decrease from our POS services.
Costs and Operating Expenses.
Costs and operating expenses for the six months ended October 31, 2010 and 2009 were $4,151,000 and $3,843,000, respectively, an increase of $308,000, or 8%.
Cost of POS for the six months ended October 31, 2010 and 2009 were $483,000 and $621,000, respectively, a decrease of $138,000, or 22%. For the six months ended October 31, 2010 and 2009, gross margins for POS services was 65% and 58%, respectively. The increase in gross margin is a reflection of higher margin business entered into during fiscal 2011.
Cost of PCE for the six months ended October 31, 2010 and 2009 were $510,000 and $384,000, respectively, an increase of $126,000, or 33%. For the six months ended October 31, 2010 and 2009, gross margins for PCE services was 55% and 50%, respectively. The increase in gross margin is a reflection of the efficiencies achieved as the business continues to evolve.
Research and development expenses for the six months ended October 31, 2010 and 2009 were $1,644,000 and $1,141,000, respectively, an increase of $503,000, or 44%. The increase was mainly attributable to costs associated with the development and testing of our four drug compounds and the acquisition of Tumorgrafts with respect to the continued expansion of our tumorgraft platform.
General and administrative expenses for the six months ended October 31, 2010 and 2009 were $1,514,000 and $1,697,000, respectively, a decrease of $183,000, or 11%. The decrease was primarily due to the consolidation of our operations to Baltimore, Maryland.
Interest and Other Income.
Interest and other income for the six months ended October 31, 2010 and 2009 was $973,000 and $5,000, respectively. The increase was primarily attributable to a cash grant awarded to the Company for qualifying expenses previously incurred under the Qualifying Therapeutic Discovery Project program administered under section 48D of the Internal Revenue Code.

Net Loss.
As a result of the factors discussed above, our net loss for the six months ended October 31, 2010 was $645,000, an improvement of $942,000, as compared to a net loss of $1,587,000 for the six months ended October 31, 2009.
Liquidity and Capital Resources
Sources of Liquidity.
Our available liquid capital as of October 31, 2010 amounted to cash of $1,263,000 as compared to $2,572,000 at April 30, 2010. In addition, on November 15, 2010 we received the full amount of $960,000 due to us for qualifying expenses previously incurred under the Qualifying Therapeutic Discovery Project program.
Cash Flows.
The following table summarized our cash flows for the six months ended October 31, 2010 and 2009:

	Six Months Ended October 31,
	2010	2009
Cash (used in) provided by:
Operating activities	$(1,186,000)	$(2,132,000)
Investing activities	(25,000)	985,000
Financing activities	(73,000)	(185,000)
Effect of exchange rates	(25,000)	(2,000)

Net decrease in cash and cash equivalents	$(1,309,000)	$(1,334,000)

Net cash used in operating activities was $1,186,000 for the six months ended October 31, 2010 primarily as a result of a net loss of $645,000, an increase in accounts receivable, grant receivable and accounts payable and a reduction in deferred revenue, totalling $1,147,000, offset by a reduction in non-cash expenses of $387,000, which is primarily related to stock-based compensation.
Net cash used in investing activities was $25,000 for the six months ended October 31, 2010 as a result of our property and equipment purchases.
Net cash used in financing activities was $73,000 for the six months ended October 31, 2010, which represents a stock repurchase.
Our working capital, defined as current assets less current liabilities, as of October 31, 2010 and April 30, 2010, was $656,000 and $1,068,000, respectively.
Commitments and Contractual Obligations
There have been no material changes in our contractual obligations and other commercial commitments other than in the ordinary course of business since the end of fiscal year 2010. Information regarding our contractual obligations and commercial commitments is provided in our Annual Report on Form 10-K for the year ended April 30, 2010.
Ability to Continue As a Going Concern
Our ability to continue as a going concern is dependent upon the success of raising additional capital sufficient to meet our operating needs for at least the 12-month period subsequent to issuance of this quarterly report. In June 2009, our Board of Directors authorized management to begin the process of raising additional capital. From December 2009 through April, 2010, we received gross proceeds of $2,250,000 from the private placement of 3,000,000 shares of our unregistered common stock. This unregistered common stock was sold to accredited investors exempt from registration as provided by Section 4(2) of the Securities Act of 1933 and Regulation D. We incurred approximately $28,000 in direct and incremental costs related to the offering. Additionally, we have executed subscription agreements for the private placement of additional unregistered common stock noted above totaling $750,000, and have received $960,000 in November 2010 under the Qualifying Therapeutic Discovery Project program (see note 10 for additional information).

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
Off Balance Sheet Arrangements
As of October 31, 2010, we did not have any off-balance sheet arrangements, as such term is defined in Item 303(a)(4) of Regulation S-K under the Securities Act of 1933, as amended.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
It is management’s responsibility to establish and maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of a date within ninety (90) days of the filing date of this Form 10-Q quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q at the reasonable assurance level in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
ITEM 1. LEGAL PROCEEDINGS
From time to time we are involved in litigation incidental to the conduct of our business. While the outcome of lawsuits and other proceedings against us cannot be predicted with certainty, in the opinion of management, individually or in the aggregate, no such lawsuits are expected to have a material effect on our financial position or results of operations.
ITEM 1A. RISK FACTORS
None
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to purchases of common stock by us or any affiliated purchasers during the three months ended October 31, 2010:

			Total Number of
			Shares Purchased	Maximum Number
	Total	Average	as Part of	of Shares that May
	Number of	Price	Publicly	Yet Be Purchased
	Shares	Paid per	Announced Plans	Under the Plans or
Period	Purchased	Share	or Programs	Programs
August 2010	93,921	$0.44	93,921	1,603,831
September 2010	—	$0.00	—	1,603,831
October 2010	—	$0.00	—	1,603,831

Total	93,921	$0.44	93,921	1,603,831

In May 2009, the Board of Directors approved a stock repurchase agreement with a Board member which obligated the Company to purchase up to approximately $407,000 of the Company’s common stock held by the Board member over the next two years providing that the Board member continues his services under a consulting agreement executed concurrently with the stock repurchase agreement. Under the stock repurchase agreement, the Company made an initial purchase of $125,000 of Company’s shares of common stock, with additional quarterly repurchases thereafter through April 2011 provided the consulting agreement remains in effect. The purchase price per share of the common stock for each purchase would be equal to the lesser price of $0.50 or 50% of the average closing price of the stock as quoted on the OTC Bulletin Board for the 30-day trading period ending on the day before the date of each purchase as long as the consulting agreement remains in effect.
Effective May 2010, the Company terminated the consulting agreement with the Board member which correspondingly terminated the stock repurchase agreement. Under the terms of the stock repurchase agreement, the Company, at its option for one year following the termination of the consulting agreement, may purchase all or any part of the 2,250,000 shares that have not been previously purchased, subject to the pricing formula described above.
Under the agreement, the Company has paid this Board member approximately $292,000 for the purchase of 646,172 shares of our common stock as of October 31, 2010.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS

Exhibit 31.1	Certification by the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2	Certification by the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1	Certification by the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAMPIONS BIOTECHNOLOGY, INC. (Registrant)
Date: December 13, 2010	By:	/s/ Joel Ackerman
Joel Ackerman
Chief Executive Officer

	By:	/s/ Mark R. Schonau
Mark R. Schonau
Chief Financial Officer