Form 10-Q
period 2011-01-31
CHAMPIONS BIOTECHNOLOGY, INC.
filed 2011-03-08
CIK 771856

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended January 31, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
At March 3, 2011, the number of shares outstanding of the registrant’s common stock was 36,852,942.

CHAMPIONS BIOTECHNOLOGY, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
CHAMPIONS BIOTECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	January 31,	April 30,
	2011	2010
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,941,000	$2,572,000
Accounts receivable	366,000	46,000
Grant receivable	367,000	—
Prepaid expenses, deposits, and other	420,000	540,000

Total current assets	4,094,000	3,158,000

Property and equipment, net	121,000	105,000
Goodwill	669,000	669,000

TOTAL ASSETS	$4,884,000	$3,932,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable	$2,082,000	$944,000
Accrued liabilities	246,000	236,000
Deferred revenue	361,000	910,000

Total current liabilities	2,689,000	2,090,000

Other liabilities	—	77,000

TOTAL LIABILITIES	2,689,000	2,167,000

COMMITMENTS AND CONTINGENCIES
Accrued stock purchase	—	188,000

STOCKHOLDERS’ EQUITY
Preferred stock, $10 par value; 56,075 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.001 par value; 50,000,000 shares authorized; 36,853,000 and 36,844,000 issued at January 31, 2011 and April 30, 2010, respectively, and 35,617,000 and 35,780,000 shares outstanding as of January 31, 2011 and April 30, 2010, respectively	37,000	37,000
Treasury stock, at cost, 1,236,000 and 1,064,000 shares at January 31, 2011 and April 30, 2010, respectively	(292,000)	(219,000)
Stock subscription receivable	(750,000)	(750,000)
Additional paid-in capital	16,958,000	15,193,000
Accumulated deficit	(13,740,000)	(12,680,000)
Accumulated other comprehensive loss	(18,000)	(4,000)

Total stockholders’ equity	2,195,000	1,577,000

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$4,884,000	$3,932,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS BIOTECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
OPERATING REVENUE
Personalized oncology solutions	$1,419,000	$325,000	$2,816,000	$1,813,000
Translational oncology solutions(1)	1,386,000	417,000	2,522,000	1,180,000

Total operating revenue	2,805,000	742,000	5,338,000	2,993,000

COSTS AND OPERATING EXPENSES
Cost of personalized oncology solutions	751,000	162,000	1,234,000	783,000
Cost of translational oncology solutions(1)	584,000	202,000	1,094,000	586,000
Research and development	400,000	566,000	2,044,000	1,707,000
General and administrative	1,856,000	596,000	3,370,000	2,293,000

Total costs and operating expenses	3,591,000	1,526,000	7,742,000	5,369,000

OPERATING LOSS	(786,000)	(784,000)	(2,404,000)	(2,376,000)
Interest and other income	371,000	—	1,344,000	5,000

NET LOSS	$(415,000)	$(784,000)	$(1,060,000)	$(2,371,000)

NET LOSS PER SHARE — BASIC AND DILUTED	$(0.01)	$(0.02)	$(0.03)	$(0.07)

WEIGHTED AVERAGE SHARES OUTSTANDING — BASIC AND DILUTED	35,664,000	34,052,000	35,693,000	33,175,000

(1)	Previously referred to as Preclinical eValuation services.
The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS BIOTECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	January 31,
	2011	2010
OPERATING ACTIVITIES

Net loss	$(1,060,000)	$(2,371,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	1,578,000	343,000
Depreciation	30,000	24,000
Common stock issued for patent	—	175,000
Changes in operating assets and liabilities:
Accounts receivable	(319,000)	(414,000)
Grant receivable	(367,000)	—
Prepaid expenses, deposits and other receivables	120,000	363,000
Accounts payable	1,139,000	(528,000)
Accrued liabilities and other	(67,000)	215,000
Deferred revenue	(550,000)	(915,000)

Net cash provided by (used in) operating activities	504,000	(3,108,000)

INVESTING ACTIVITIES

Purchase of property and equipment	(47,000)	(40,000)
Proceeds from certificate of deposit	—	1,017,000

Net cash (used in) provided by investing activities	(47,000)	977,000

FINANCING ACTIVITIES

Purchase of treasury stock	(73,000)	(188,000)
Proceeds from exercise of warrants	2,000	3,000
Net proceeds from private placement of common stock	—	2,075,000

Net cash (used in) provided by financing activities	(71,000)	1,890,000

Exchange rate effect on cash and cash equivalents	(17,000)	(8,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	369,000	(249,000)

CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	2,572,000	1,728,000

CASH AND CASH EQUIVALENTS — END OF PERIOD	$2,941,000	$1,479,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS BIOTECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization, Use of Estimates and Basis of Presentation
Champions Biotechnology, Inc., (the “Company”) is a medical technology company that is engaged in the development of advanced technology solutions and services to personalize the development and use of oncology drugs. The Company derives revenue from Personalized Oncology Solutions and Translational Oncology Solutions (previously referred to as Preclinical eValuation Services). Personal Oncology Solutions assists physicians in developing personalized treatment options for their cancer patients through access to panels of expert medical professionals and tumor specific data. The Company’s Translational Oncology Solutions offers a technology platform to pharmaceutical and biotechnology companies using proprietary Tumorgraft studies, which have been shown to be predictive of how drugs may perform in clinical settings.
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
Note 2. Summary of Significant Accounting Policies
Interim Financial Information
These condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany transactions and accounts have been eliminated. Certain information related to the Company’s significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these condensed consolidated financial statements are consistent with those followed in the Company’s annual consolidated financial statements for the year ended April 30, 2010, as filed on the Company’s Annual Report on Form 10-K. In the opinion of management, these condensed consolidated financial statements contain all material adjustments necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 30, 2010.
Principles of Consolidation
The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Biomerk, Inc., Champions Biotechnology U.K., Limited and the Company’s new Israeli subsidiary established in November 2010, Champions Oncology (Israel) Ltd. All material intercompany transactions have been eliminated in consolidation.
The financial statements of the Company’s foreign subsidiaries, all of which have a functional currency other than the U.S. dollar, have been translated into the U.S. dollar for the Company’s condensed consolidated financial statements for each period being presented. Translation gains and losses are recognized as a component of accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets. The Company is subject to foreign exchange rate fluctuations in connection with the Company’s international operations.

Segment Reporting
The Company operates as a single operation, using core infrastructure that serves the oncology needs of customers through both personalized oncology and translational oncology services. The Company’s chief operating decision maker assesses the Company’s performance as a whole and no expense or operating income is generated or evaluated on any component level.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates consist of share-based compensation and expenses related to personalized oncology solutions.
Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less, to be cash equivalents. At various times, the Company has amounts on deposit at financial institutions in excess of federally insured limits.
Fair Value of Financial Instruments
As of January 31, 2011, the carrying value of cash and cash equivalents, accounts receivable, prepaid expenses, deposits and other receivables, accounts payable and accrued liabilities approximate their fair value based on the liquidity or the short-term maturities of these instruments.
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
Revenue Recognition
The Company derives revenue from Personalized Oncology Solutions and Translational Oncology Solutions. Personalized Oncology Solutions assists physicians by providing information that may enhance personalized treatment options for their cancer patients through access to panels of expert medical professionals and tumor specific data. The Company’s Translational Oncology Solutions offers a preclinical tumorgraft platform to pharmaceutical and biotechnology companies using proprietary Tumorgraft studies, which have been shown to be predictive of how drugs may perform in clinical settings. The Company recognizes revenue when the following four basic criteria are met: 1) a contract has been entered into with its customers; 2) delivery has occurred or services rendered to its customers; 3) the fee is fixed and determinable as noted in the contract; and 4) collectability is reasonably assured, as fees for services are remitted in full upon execution of the contract. The Company utilizes a proportional performance revenue recognition model for its Translational Oncology Solutions under which it recognize revenue as performance occurs, based on the relative outputs of the performance that have occurred up to that point in time under the respective agreement, typically the delivery of reports to its customers documenting the results of its testing protocols.

When a Personalized Oncology or Translational Oncology arrangement involves multiple elements, the items included in the arrangement (deliverables) are evaluated to determine whether they represent separate units of accounting. The Company performs this evaluation at the inception of an arrangement and as each item in the arrangement is delivered. Generally, the Company accounts for a deliverable (or a group of deliverables) separately if: (1) the delivered item(s) has standalone value to the customer, (2) if the Company has given the customer a general right of return relative to the delivered item(s), and (3) delivery or performance of the undelivered item(s) or service(s) is probable and substantially in the Company’s control. All revenue from contracts determined not to have separate units of accounting is either recognized based on consideration of the most substantive delivery factor of all the elements in the contract or if there is no predominant deliverable upon delivery of the final element of the arrangement.
Cost of Personalized Oncology Solutions
Cost of Personalized Oncology Solutions consists of costs related to personalized oncology revenue from oncology panels, implantations, vaccine development and studies. Along with the internal cost of salaries for personnel directly engaged in these services, this includes physicians’ honorariums and panel participation costs including travel, lodging, and meals, laboratory and testing fees and administrative costs. Costs associated with implantation revenues are primarily related to consulting fees and laboratory expenses. Vaccines and study costs are primarily incurred from contract research organizations that conduct the related studies.
Cost of Translational Oncology Solutions
Cost of Translational Oncology Solutions consists of costs related to Translational Oncology Solutions revenues. Along with the internal cost of salaries directly related to Translational Oncology Solutions, costs consist primarily of charges from contract research organizations for conducting the related clinical evaluation.
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
Note 3. Basic and Dilutive Loss Per Common Share
Basic loss per share is calculated by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted loss per share is calculated based on the weighted average number of common shares outstanding for the period, plus the dilutive effect of common stock purchase warrants, stock options and restricted stock units using the treasury stock method. Contingently issuable shares are included in the calculation of basic earnings per share when all contingencies surrounding the issuance of the shares are met and the shares are issued or issuable. Contingently issuable shares are included in the calculation of dilutive earnings per share as of the beginning of the reporting period if, at the end of the reporting period, all contingencies surrounding the issuance of the shares are satisfied or would be satisfied if the end of the reporting period were the end of the contingency period. Due to the net losses for the three and nine months ended January 31, 2011 and 2010, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.
For the nine months ended January 31, 2011 and 2010, the Company had 15,286,300 and 3,707,264 stock options, warrants and unvested restricted stock, respectively, that were not included in net loss per share because the Company reported a net loss from operations.

Note 4. Property and Equipment
Property and equipment is recorded at cost and consists of laboratory equipment, furniture and fixtures, and computer hardware and software. Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets ranging from three to seven years. Property and equipment consisted of the following:

	January 31,	April 30,
	2011	2010
Furniture and fixtures	$6,000	$6,000
Computer equipment and software	121,000	42,000
Laboratory equipment	47,000	37,000
Software in-progress	—	43,000

Total property and equipment	174,000	128,000
Less accumulated depreciation	(53,000)	(23,000)

Property and equipment, net	$121,000	$105,000

Depreciation expense was $11,000 and $8,000 for the three months ended January 31, 2011 and 2010, respectively, and $30,000 and $24,000 for the nine months ended January 31, 2011 and 2010, respectively.
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
Under the terms of the agreement, the Company will be required to pay $6,250,000 upon successful completion of certain clinical milestones. The Company will also make royalty payments based on a percentage of net sales as defined in the license agreement. In addition, the Company will pay annual license fee payments ranging from $25,000 to $100,000 until the minimum royalty payments outlined in the license agreement are met. No amounts were due under this agreement as of January 31, 2011.
TAR—1 License Agreement
In October 2009, the Company entered into a license agreement with an Israeli company for world-wide rights to develop and commercialize a transactivation and apoptosis restoring (“TAR-1”) developmental drug compound. The Company may terminate the license agreement in whole or in part on a country-by-country basis for any reason upon sixty days prior written notice.
Under the terms of the agreement, the Company will be required to pay $6,140,000 upon successful completion of certain clinical milestones, $5,000,000 upon reaching certain regulatory approvals and $23,000,000 upon the achievement of certain commercial milestones. The Company will also make royalty payments based on net sales as defined in the license agreement. In addition, the Company will pay an annual licensing fee of $30,000 for the first three years of the agreement beginning on the second year of the agreement. No amounts were due under this agreement as of January 31, 2011.
Benzoylyphenylerea License Agreement
In July 2009, the Company entered into a joint development and licensing agreement with a third party for the development of a soluble form of SG410, the Company’s Benzoylyphenylerea (“BPU”) sulfur analog compound. Under the joint agreement, the third party will be entitled to milestone payments of $2,000,000 upon the success of certain regulatory approvals and royalty payments on net sales of the licensed BPU product. No amounts were due under this agreement as of January 31, 2011.

Liposome Option Agreement
In February 2010, the Company entered into an exclusive option agreement with a Canadian company for which they paid and expensed $40,000 during the Company’s fiscal 2010 year. The option agreement grants the Company the exclusive right to review Irinophore C, a nanoparticle drug compound, for the treatment of various forms of cancer, including melanoma, prostate, breast and lung cancer, for a period ending in April 2011. During the option year, the Company performed various tumorgraft testing on the nanoparticle compound. The Company is currently evaluating the results, and currently has not decided if it will move forward with a license agreement. No amounts were due under this agreement as of January 31, 2011.
Note 6. Stock-Based Compensation
The Company has previously granted (i) Non-statutory Stock Options, (ii) Restricted Stock Awards, and (iii) Stock Appreciation Rights (collectively, stock-based compensation) to its employees, directors and non-employees under a 2008 Equity Incentive Plan (the “2008 Equity Plan”). The Company may also grant Incentive Stock Options and Restricted Stock Awards under the Director Compensation Plan of 2010 (the “Director Plan”). Such awards may be granted by the Company’s Board of Directors. Options granted under the Equity Plan expire no later than ten years from the date of grant and the awards vest as determined by the Board of Directors.
The Company’s Board has not approved a limit to the number of shares available for issuance under the Equity Plan or the Director Plan, and as such the Board approves each grant individually.
For stock-based payments to non-employee consultants, the fair value of the share-based consideration issued is used to measure the transaction, as management believes this to be a more reliable measure of fair value than the services received. The fair value of the award is expensed over the period service provided to the Company; however, it is ultimately measured at the price of the Company’s common stock or the fair value of stock options using the Black-Scholes valuation model on the date that the commitment for performance by the non-employee consultant has been reached or performance is complete.
Stock-based compensation totaled $1.2 million and $159,000 for the three months ended January 31, 2011 and 2010, respectively, and $1.6 million and $343,000 for the nine months ended January 31, 2011 and 2010, respectively. Stock-based compensation costs were recorded as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Cost of personalized oncology solutions	$—	$4,000	$—	$15,000
Research and development	27,000	38,000	76,000	70,000
General and administrative	1,184,000	117,000	1,502,000	258,000

Total stock-based compensation expense	$1,211,000	$159,000	$1,578,000	$343,000

Black-Scholes assumptions used to calculate the fair value of options and warrants granted during the three and nine months ended January 31, 2011 and 2010 were as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2011	2010	2011	2010
Expected term in years	6.0	—	6.0	6.0
Risk-free interest rates	1.5% – 2.5%	—	1.5% – 2.5%	2.8% – 3.1%
Volatility	105% – 107%	—	104% – 107%	94%
Dividend yield	0%	—	0%	0%
The weighted average fair value of stock options granted during the three months ended January 31, 2011 was $0.77. No options were granted during the three months ended January 31, 2010. The weighted average fair value of stock options granted during the nine months ended January 31, 2011 and 2010 was $0.74 and $0.63, respectively.

Stock Option Grants
During the nine months ended January 31, 2011, the Company issued an aggregate of 10,000,000 options to purchase the Company’s unregistered common stock to its Chief Executive Officer and to its President. These options have a weighted average exercise price of $0.875, expire in ten years and, for 5,000,000 of these options, vesting is based solely on service conditions and occurs evenly on a monthly basis over three years from the date of grant. These first 5,000,000 options expire 90 days following termination for cause or voluntary resignation. The remaining 5,000,000 options are subject to similar service-based vesting provisions, but are also subject to the following performance-based conditions, which must be met within three years following the date of grant prior to any of the options becoming exercisable: (i) closing of one or more financings of the Company in the aggregate amount of at least $5,000,000; (ii) bringing in new Company management; (iii) launching of personalized medicine (oncology) business; and (iv) commencing implementation of the Company’s business plan. The consideration as to whether these performance-based conditions have been met will be made by the Company’s Board of Directors. The service-based options, like all of the Company’s service-based options, are being expensed on a straight-line basis. Since the straight-line method is not available for performance or market-based share-based payments, the performance-based options are being expensed on an accelerated basis, which is based on each monthly vesting tranche and an expectation that it is probable that all performance-based criteria will be met by the end of April 2011.
During the nine months ended January 31, 2011, the Company also issued 1,426,000 options to purchase the Company’s unregistered common stock to ten other employees and two outside advisors. The options have a weighted average exercise price of $0.88, expire in ten years and vest evenly over three or four years from the date of grant.
During the nine months ended January 31, 2011, 173,000 and 25,000 options were forfeited and expired, respectively. No options were exercised in the nine months ended January 31, 2011.
During the nine months ended January 31, 2010, the Company issued a total of 609,948 options to purchase the Company’s unregistered common stock to four employees and three Board members. The options have a weighted average exercise price of $0.92, expire in ten years and vest evenly over three years from the date of grant.
No options were exercised, forfeited or expired in the nine months ended January 31, 2010.
Warrants
No warrants were issued for the nine months ended January 31, 2011 and 2010. During the nine months ended January 31, 2011 and 2010, warrants to purchase 8,631 shares and 15,408 shares, respectively, of the Company’s unregistered common stock were exercised resulting in the receipt by the Company of net cash proceeds of $2,000 and $3,000, respectively.
At January 31, 2011, the Company has warrants outstanding to purchase 740,352 shares of the Company’s unregistered common stock with a weighted average exercise price of $0.36 per share which expire from October 2011 through July 2014. At January 31, 2011, all of these warrants were exercisable.
Note 7. Related Party Transactions
Related party transactions include transactions between the Company and certain of its shareholders, management and affiliates.
Effective January 2010, the Company entered into a Consulting Agreement with the Chairman of the Board of Directors of the Company. The Consulting Agreement calls for compensation of $5,000 per month for services performed outside the scope of services as Chairman of the Board of Directors. Total consideration expensed and paid to the individual under the Consulting Agreement for the three and nine months ended January 31, 2011 was $15,000 and $45,000, respectively, and $5,000 for the three and nine months ended January 31, 2010.
Stock Repurchase Agreement
In May 2009, the Board of Directors approved a stock repurchase agreement with a Board member which obligated the Company to purchase up to approximately $407,000 of the Company’s common stock held by the Board member through April of 2011 providing that the Board member continues his services under a consulting agreement executed concurrently with the stock repurchase agreement. Under the stock repurchase agreement, the Company made an initial purchase of $125,000 of the Company’s shares of common stock, and may have been required to make quarterly purchases of $31,250 of the Company’s common stock held by the Board member after the end of each fiscal quarter. The purchase price per share of the common stock for each purchase is equal to the lesser price of $0.50 or 50% of the average closing price of the stock as quoted on the OTC Bulletin Board for the 30-day trading period ending on the day before the date of each purchase as long as the consulting agreement remained in effect.

Under the agreement, the Company has paid this Board member approximately $292,000 for the purchase of 646,172 shares of the Company’s common stock through January 31, 2011.
Effective May 2010, the Company terminated the consulting agreement with the Board member which correspondingly terminated the stock repurchase agreement. Because the requirement for the Company to transfer cash in exchange for the shares of common stock ended with the termination of the consulting agreement, in the first quarter of the year ending April 30, 2011, the Company reclassified $114,000 from accrued stock purchase on the balance sheet into additional paid-in capital, which represented the remaining amount of the purchase price required under the repurchase arrangement after the termination of the consulting agreement.
Furthermore, under the stock repurchase agreement, the Company, at its option for one year following the termination of the consulting agreement, may purchase all or any part of the shares that have not been previously purchased, up to but not to exceed, 2,250,000 shares of the common stock, subject to the pricing formula described above. The Company has not purchased any additional shares under this agreement.
Note 8. Exit Costs
During the fourth quarter of fiscal 2010, the Company commenced the process of closing its Tempe, Arizona corporate office and consolidating the Company’s corporate administrative functions into its headquarters in Baltimore, Maryland. The exit costs expected to be incurred with this decision were expensed and included in general and administrative expenses in the consolidated statement of operations for fiscal 2010 when the decision was made. The following table is a summary of the Company’s exit costs by category and amounts paid and accrued though January 31, 2011.

	Total
	Estimated
	Expense
	Recorded
	in the
	Fourth	Liability	Payments	Liability as
	Quarter of	as of April 30,	during	of January 31,
	2010	2010	fiscal 2011	2011
Severance payments	$11,000	$6,000	$6,000	$—
Future lease payments, net of sublease rental	18,000	17,000	10,000	7,000
Moving costs and other	7,000	2,000	2,000	—
Disposal of assets	22,000	—	—	—

Total	$58,000	$25,000	$18,000	$7,000

During the three and nine months ended January 31, 2011, the Company’s accrual for exit costs decreased $5,000 and $18,000, respectively.
Note 9. Research and Development Materials Purchase Agreement
In February 2010, the Company entered into a research and development materials purchase agreement with a foreign hospital for the acquisition of Tumorgrafts. Under the agreement, the Company will pay the foreign hospital approximately $33,000 monthly for 18 months, commencing March 1, 2010. Future payments due under the agreement are as follows:

2011	$99,000
2012	132,000

Total payments	$231,000

Note 10. Other Income
On October 29, 2010, the Company was notified that it was awarded total cash grants of approximately $1,456,000 under the Qualifying Therapeutic Discovery Project program administered under section 48D of the Internal Revenue Code, of which approximately $960,000 related to qualifying expenses the Company had previously incurred during fiscal 2010 and $504,000 related to qualifying expenses which the Company expected to incur during fiscal 2011. During the quarter ended October 31, 2010, the Company recognized the portion of the grants relative to the fiscal year 2010 qualifying expenses. During the quarter ended January 31, 2011, the Company concluded that it was probable that it would meet the remaining conditions of the grants. As a result, during the the three-month period ended January 31, 2011, the Company recognized an additional $366,000 related to these grants. The remaining portion of the award will be recognized during the Company’s 2011 fourth quarter. In November 2010, the Company received approximately $960,000 and expects to receive the $504,000 related to the 2011 expenditures during the Company’s fiscal 2012 year. All amounts recognized under the grant are recorded as a component of other income on the accompanying condensed consolidated statement of operations.
Note 11. Subsequent Event
On January 14, 2011, the Company announced the resignation of Mark Schonau as Chief Financial Officer. On February 8, subsequent to Mr. Schonau’s resignation, the Company and Mr. Schonau executed a final Confidential Severance Agreement and General Release (the “Severance Agreement”). The Severance Agreement called for, among other things, compensation of: (i) $15,000 in cash; (ii) the issuance of 5,555 restricted shares of the Company’s common stock, which had not previously been awarded; (iii) issuance of the vested portion of a previous restricted stock award of 2,842 common shares; and (iv) the ability to exercise options to purchase 150,000 shares of common stock at a strike price of $1.18 per share for a period of three years from the date of the Severance Agreement. The 150,000 options in item (iv) were previously granted to Mr. Schonau as part of his employment agreement and were fully vested, but were set to expire within 90 days of his termination, absent the extension provided for in the Severance Agreement.
On February 18, 2011, the Company’s Board of Directors approved the amendment and restatement of the Company’s Certificate of Incorporation (or “Charter”) and submitted the amended and restated Charter and the Company’s 2010 Equity Incentive Plan to the Company’s shareholders for approval. Upon approval of the amended and restated Charter by a majority of the Company’s shareholders and filing the amended and restated Charter with the Secretary of State of Delaware, the amended and restated Charter will be effective. Among other changes, amended and restated Charter changes the name of the Company to “Champions Oncology, Inc.” and increases the authorized shares which the Company may issue from 50,000,000 shares of Common Stock to 125,000,000 shares of Common Stock. On February 18, 2011, shareholders owning a majority of the issued and outstanding shares of the Company executed a written consent approving the amended and restated Charter and the 2010 Equity Incentive Plan. In accordance with regulations of the Securities and Exchange Commission, the amended and restated Charter will be filed no earlier than 20 days following the sending of an Information Statement to shareholders describing the actions taken.

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
Overview
We are engaged in the development of advanced technology solutions and services to personalize the development and use of oncology drugs. Our Tumorgraft Technology Platform is a novel approach based upon the implantation of primary human tumor fragments in immune deficient mice followed by propagation of the resulting engraftments, or Tumorgrafts, in a manner that preserves the biological characteristics of the original human tumor. We believe that our Tumorgrafts closely reflect human cancer biology and their response to drugs is predictive of clinical outcomes in cancer patients. We are building our Tumorgraft platform through the procurement, development and characterization of numerous Tumorgrafts within each of several cancer types. Tumorgrafts are procured through agreements with a number of institutions in the U.S. and overseas as well as through our Personalized Oncology Solutions business. The Tumorgrafts are developed and tested through agreement with a United States-based preclinical facility.
Historically, we intended to leverage our Tumorgraft Technology Platform to evaluate oncology drug compounds and to develop a portfolio of novel drug compounds that we intend to develop through preclinical trials. As drugs progress through this early stage of development, we planned to sell, partner or license such drugs to pharmaceutical and/or biotechnology companies. We have acquired four drug compounds through purchase, exclusive worldwide licensing and/or option agreements. We continue to evaluate all four drug compounds and will be reviewing the results over the next several quarters. If results are promising for any of our drug compounds, it is our intention to continue preclinical development and then sell, partner, or license the drug compound for its remaining clinical development. We do not currently intend to acquire or in-license additional compounds in the future.

We provide Personalized Oncology Solutions, or POS, to oncologists by establishing and administering expert tumor panels for their patients to analyze medical records and test results, to assist in understanding conventional and experimental options and to identify and arrange for testing, analysis and study of the patients’ cancer tissues, as appropriate. Additionally, we offer Personalized Tumorgraft™ development, drug studies and genome sequencing as part of our POS whereby physicians can evaluate the effects of cancer drugs on their patients’ tumorgrafts and understand the genetic make-up of their patient’s tumor enabling them to better select treatment regimens that may be efficacious to the patient.
As we expanded our number of Tumorgraft models, we began to offer leading pharmaceutical and biotechnology companies the benefits of our Tumorgraft Technology Platform for their pharmaceutical development programs. We provide Translational Oncology Solutions, or TOS, (previously referred to as Preclinical eValuation services) that we believe are predictive of clinical outcomes and that might provide for a faster and less expensive path to drug approval. These services utilize Tumorgrafts to evaluate tumor sensitivity/resistance to various single, combination standard and novel chemotherapy agents. TOS also includes biomarker discovery and the identification of novel drug combinations. We began deriving revenues from our TOS services in fiscal 2009 and completed our first full year of business in fiscal 2010.
We plan to continue our research and development efforts to expand our platform technology in order to expand our TOS program.
Results of Operations
Three Months Ended January 31, 2011 and 2010
Operating Revenues.
Revenues from operations for the three months ended January 31, 2011 and 2010 were $2.8 million and $742,000, respectively, an increase of $2.1 million, or 278%. The increase was comprised of a $1.1 million increase in POS panels and genome sequencing and a $1.0 million increase from TOS.
Costs and Operating Expenses.
Costs and operating expenses for the three months ended January 31, 2011 and 2010 were $3.6 million and $1.5 million, respectively, an increase of $2.1 million, or 135%.
Costs of POS for the three months ended January 31, 2011 and 2010 were $751,000 and $162,000, respectively, an increase of $589,000, or 364%. The increase in costs was due to the increased volume of POS business. For the three months ended January 31, 2011 and 2010, gross margins for POS was 47% and 50%, respectively. The decrease in gross margin was attributable to the reduction in POS fees to expand the volume of customers and services being offered.
Costs of TOS for the three months ended January 31, 2011 and 2010 were $584,000 and $202,000, respectively, an increase of $382,000, or 189%. The increase in costs was due to the increased volume of TOS business. For the three months ended January 31, 2011 and 2010, gross margins for TOS was 58% and 52%, respectively. The increase in gross margin is a reflection of the efficiencies achieved as the business continues to evolve.
Research and development expenses for the three months ended January 31, 2011 and 2010 were $400,000 and $566,000, respectively, a decrease of $166,000, or 29%. The decrease was primarily due to the recognition of $130,000 in licensing fees and costs associated with the Bithionol agreement in 2010, which were not incurred in 2011.
General and administrative expenses for the three months ended January 31, 2011 and 2010 were $1.9 million and $595,000, respectively, an increase of $1.3 million, or 212%. The increase was primarily due to the $1.1 million stock-based compensation expense related to stock options issued to our Chief Executive Officer and President.

Interest and Other Income.
Interest and other income for the three months ended January 31, 2011 was $371,000, which primarily relates to grant income to be received under the Qualifying Therapeutic Discovery Project program administered under Section 48D of the Internal Revenue Code based on the percentage of qualifying expenses incurred through the nine months ended January 31, 2011 compared to the total expected expenses to be incurred for fiscal year 2011.
Net Loss.
As a result of the factors discussed above, our net loss for the three months ended January 31, 2011 was $415,000, an improvement of $368,000, as compared to a net loss of $783,000 for the three months ended January 31, 2010.
Nine Months Ended January 31, 2011 and 2010
Operating Revenues.
Revenues from operations for the nine months ended January 31, 2011 and 2010 were $5.3 million and $3.0 million, respectively, an increase of $2.3 million, or 78%. The increase was comprised of a $1.0 million increase in POS panels, implantations and genome sequencing and a $1.3 million increase from TOS.
Costs and Operating Expenses.
Costs and operating expenses for the nine months ended January 31, 2011 and 2010 were $7.7 million and $5.4 million, respectively, an increase of $2.3 million, or 44%.
Cost of POS for the nine months ended January 31, 2011 and 2010 were $1.2 million and $783,000, respectively, an increase of $451,000, or 58%. The increase in costs was due to the increased volume of POS business. For the nine months ended January 31, 2011 and 2010, gross margins for POS was 56% and 57%, respectively. The decrease in gross margin was attributable to the reduction in POS fees to expand the volume of customers and services being offered.
Cost of TOS for the nine months ended January 31, 2011 and 2010 were $1.1 million and $586,000, respectively, an increase of $508,000, or 87%. The increase in costs was due to the increased volume of POS business. For the nine months ended January 31, 2011 and 2010, gross margins for TOS was 57% and 50%, respectively. The increase in gross margin is a reflection of the efficiencies achieved as the business continues to evolve.
Research and development expenses for the nine months ended January 31, 2011 and 2010 were $2.0 million and $1.7 million, respectively, an increase of $337,000, or 20%. The increase was mainly attributable to costs associated with the development and testing of our four drug compounds and the acquisition of Tumorgrafts with respect to the continued expansion of our tumorgraft platform.
General and administrative expenses for the nine months ended January 31, 2011 and 2010 were $3.4 million and $2.3 million, respectively, an increase of $1.1 million, or 47%. The increase was primarily due to the $1.1 million stock-based compensation expense related to the options issued to our Chief Executive Officer and President.
Interest and Other Income.
Interest and other income for the nine months ended January 31, 2011 and 2010 was $1.3 million and $5,000, respectively. The increase was attributable to grant income recognized by the Company for qualifying expenses incurred under the Qualifying Therapeutic Discovery Project program administered under Section 48D of the Internal Revenue Code.

Net Loss.
As a result of the factors discussed above, our net loss for the nine months ended January 31, 2011 was $1.1 million, an improvement of $1.3 million, as compared to a net loss of $2.4 million for the nine months ended January 31, 2010.
Liquidity and Capital Resources
Sources of Liquidity.
Our available liquid capital as of January 31, 2011 amounted to cash of $2.9 million as compared to $2.6 million at April 30, 2010.
Our working capital, defined as current assets less current liabilities, as of January 31, 2011 and April 30, 2010, was $1.4 million and $1.1 million, respectively.
Cash Flows.
The following table summarized our cash flows for the nine months ended January 31, 2011 and 2010:

	Nine Months Ended
	January 31,
	2011	2010
Cash provided by (used in):
Operating activities	$504,000	$(3,108,000)
Investing activities	(47,000)	977,000
Financing activities	(71,000)	1,890,000
Effect of exchange rates	(17,000)	(8,000)

Net increase (decrease) in cash and cash equivalents	$369,000	$(249,000)

Nine Months Ended January 31, 2011
Net cash provided by operating activities was $504,000 for the nine months ended January 31, 2011, which primarily relates to a net loss from operations of $1.0 million, which included non-cash stock-based compensation expense of $1.6 million. Net changes in operating assets and liabilities did not have a significant impact on operating cash flows in 2011.
Net cash used in investing activities was $47,000 for the nine months ended January 31, 2011 as a result of our property and equipment purchases.
Net cash used in financing activities was $71,000 for the nine months ended January 31, 2011, which represents a stock repurchase.
Nine Months Ended January 31, 2010
Net cash used in operating activities was $3.1 million for the nine months ended January 31, 2010, which primarily relates to a net loss from operations of $2.4 million, which included non-cash stock-based compensation expense of $343,000. Net changes in operating assets and liabilities negatively impacted cash flows from operations by $1.3 million.
Net cash provided by investing activities was $977,000 for the nine months ended January 31, 2010 as a result of the redemption of a certificate of deposit for $1.1 million, offset by property and equipment purchases of $40,000.
Net cash provided by financing activities was $1.9 million for the nine months ended January 31, 2010 as a result of net proceeds of $2.1 million received from a private placement of our common stock, offset by $188,000 in stock repurchases.

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
Off Balance Sheet Arrangements
As of January 31, 2011, we did not have any off-balance sheet arrangements, as such term is defined in Item 303(a)(4) of Regulation S-K under the Securities Act of 1933, as amended.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
It is management’s responsibility to establish and maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”). Our management, with the participation of our Chief Executive Officer and our Acting Principal Financial Officer, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of a date within ninety (90) days of the filing date of this Form 10-Q quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and our Acting Principal Financial Officer, have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q at the reasonable assurance level in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and our Acting Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

ITEM 1A.	RISK FACTORS
None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None

ITEM 5.	OTHER INFORMATION
None

ITEM 6.	EXHIBITS

Exhibit 31.1	Certification by the Principal Executive Officer and Acting Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification by the Principal Executive Officer and Acting Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 99.1	Press Release dated March 7, 2011

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHAMPIONS BIOTECHNOLOGY, INC. (Registrant)
Date: March 7, 2011	By:	/s/ Joel Ackerman
Joel Ackerman
Chief Executive Officer and Acting Chief Financial Officer