Form 10-K
period 2011-04-30
CHAMPIONS ONCOLOGY, INC.
filed 2011-07-15
CIK 771856

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                                              to

Commission file number 0-17263

CHAMPIONS ONCOLOGY, INC.
 (Exact name of registrant as defined in its charter)

Delaware	52-1401755
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

Science and Technology Park at Johns Hopkins	21205
855 N. Wolfe Street, Suite 619, Baltimore, Maryland	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(410) 369-0365

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	Over-the-Counter Bulletin Board (OTCBB)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 31, 2010 was $16,179,907 based on the closing price of the Registrant’s Common Shares as quoted on the OTCBB as of that date.

The number of Common Shares of the Registrant outstanding as of July 15, 2011 was 46,253,436.

DOCUMENTS INCORPORATED BY REFERENCE - None

CHAMPIONS ONCOLOGY, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED APRIL 30, 2011

As used in this Annual Report on Form 10-K, “Champions Oncology, Inc.,” “Champions,” the “Company,”, “we,” “ours,” and “us” refer to Champions Oncology, Inc. and its subsidiaries, except where the context otherwise requires or as otherwise indicated.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 (“Securities Act”) and Section 21E of the Securities Exchange Act of 1934 (“Exchanges Act”) that inherently involve risk and uncertainties.  Forward-looking statements may be identified by the words “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “will,” “may,”,” “likely” or similar expressions.  Forward-looking statements in this Annual Report include statements about our business strategies and product and services development activities, including the anticipated benefits and risks associated with those strategies as well as statements about the sufficiency of our capital resources.  One should not place undue reliance on these forward-looking statements.  We cannot guarantee that we will achieve the plans, intentions or expectations expressed or implied in our forward-looking statement.  There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make.  These important factors are described under “Risk Factors” set forth below.  In addition, any forward-looking statements we make in this document speak only as of the date of this document, and we do not intend to update any such forward-looking statements to reflect events or circumstances that occur after that date, except as required by law.  As a result of these and other factors, our stock price may fluctuate dramatically.

PART I

Item 1.  Business

Overview

Champions Oncology, Inc. is engaged in the development of advanced technology solutions to personalize the development and use of oncology drugs.  The Company’s Tumorgraft Technology Platform is a novel approach to personalizing cancer care based upon the implantation of human tumors in immune deficient mice.  The Company uses this technology in conjunction with related services to offer solutions for two customer groups:

•	Our Personalized Oncology Solutions (“POS) business which provides services to physicians and patients looking for information to help guide the development of a personalized treatment plans.
•
Our Translational Oncology Solutions (“TOS) business, which provides services to pharmaceutical and biotech companies seeking personalized approaches to drug development that will lower the cost and increase the speed of developing new drugs and increasing the adoption of existing drugs.

Tumorgraft Technology Platform

Our technology platform consists of processes, physical tumors and information that we use to personalize the development and use of oncology drugs.  Our process technology involves the:

•	implantation of human tumor fragments in immune compromised mice;
•	expansion of the original human tumor into a larger colony of mice through the passage of the tumor to subsequent generations of mice;
•	treatment of the implanted mice with oncology drugs;
•	measurement of tumor growth inhibition in treated mice relative to a control group of mice to determine the response of the tumor to the drug.

Our process is used for our POS business to test numerous drugs or drug combinations against a single patient’s tumor to determine which therapy results in the most efficacious response from the tumor.

The second component of our technology platform is a bank of  tumors that we have collected, processed, validated and stored for use in our TOS business.  We implant these tumors in mice to provide pharmaceutical and biotechnology companies the opportunity to test oncology compounds on multiple tumors to test efficacy.

The third component of our technology platform is an extensive database of information about each tumor in our tumorbank.  This includes information about the patient (e.g. age, gender), the response of each tumor to different oncology drugs or drug combinations, mutational status of key oncogenes and other genetic and epigenetic data about each tumor.  We use this database to provide our pharmaceutical and biotechnology customers with bioinformatic studies to assist them with the drug development process.

Personalized Oncology Solutions (“POS”) Business

Our POS business offers physicians and patients information to help guide the development of a personalized treatment plans.  Our core offering utilizes our technology platform to empirically test the response of a patient’s tumor to multiple oncology drugs or drug combinations.  The process begins by implanting a fresh fragment of the customer/patient’s tumor, typically received within four to twenty-four hours of surgery or biopsy, in a small colony of immune compromised mice.  This colony is then expanded until a sufficient number of mice are available for testing.  At that point, the colony is allocated to different groups, and each mouse in a group is dosed with a different drug or drug combination.  The response of the tumor in each mouse is tracked over time and analyzed to determine which drug or drug combination is providing the highest level of tumor growth inhibition.  Our data demonstrates that there is high correlation between the response of the tumor in mice to drugs with the response of the tumor in the customer/patient from whom the tumor was originated.

In addition to our core product, we also offer related personalized oncology services to our customers including personalized tumor panels.  Personalized tumor panels are designed to offer our customers/patients access to world renowned oncologists with expertise in particular tumor types of interest.  The physicians on the panel receive an overview of the patient’s history of treatment and current status, typically from the treating physician and advanced molecular and sensitivity testing (which might include our Tumorgraft testing), and offer insight into possible treatments based on their expertise and the cutting edge information available to them from their academic institutions and colleagues.  These panels can be done in person or over the phone and can include from 3 to more than 15 physicians.

We rely on the internet, word of mouth and a small sales force to market these products to patients and physicians.

For the year ended April 30, 2011, our revenues from POS totaled $3,382,000, a 5% increase from the previous year.

Translational Oncology Solutions (“TOS”) Business

Our TOS business utilizes our technology platform to assist pharmaceutical companies and biotechnology with the drug development process.  We provide studies that predict the efficacy of experimental oncology drugs or approved drugs as stand-alone therapies or in combination with other drugs.  These studies include in vivo studies that rely on implanting multiple tumors from our tumorbank in mice and testing the therapy of interest on these tumors.  Studies may also include bioinformatics analysis that reveal the differences in the genetic signatures of the tumors that responded to a therapy as compared to the tumors that did not respond.  Our studies can be used to determine which types of cancer, if any, are inhibited by a drug.  The studies can also be used to identify specific sub-populations, often characterized by particular genetic mutations, that are differentially sensitive or resistant to a drug or drug combination.  These studies, used in pre-clinical testing or during phase 1 of a clinical trial, can help guide the clinical development path of new compounds and find new indications or combinations for compounds that are already approved by the FDA.  The results can lead to lower costs and shorter timeframes for drug development.

Our sales and marketing efforts are dependent on a dedicated sales force that sells directly to pharmaceutical and biotechnology companies.

For the year ended April 30, 2011, our revenues from TOS services totaled $3,500,000, an increase of 107% over 2010.

Operations

Until recently, we have relied solely on a single clinical research organization for substantially all of our in vivo studies and tumorbank development.  During the fourth quarter of 2011, we started the process of developing in-house capabilities to supplement the activities of the clinical research organization.

In-licensed Compounds

Historically, our strategy was to use our technology platform to identify promising compounds that could be in-licensed during the preclinical phase.  The strategy was to invest in the clinical development of these compounds and then seek a partner that would bring them to market in exchange for some combination of upfront payments, milestone payments and royalties on sales.  Since 2007, the company pursued this strategy with four compounds.  All four of these compounds were subjected to Tumorgraft testing, and the results of one of the compounds warranted further investment.

During 2011, we changed our strategy and no longer intend to in-license additional compounds.  We have refocused the Company on developing advanced technologies to personalize the development and use of oncology drugs. We intend to continue the development of the compound which warranted further investment and we are seeking a partner to finance the future development of the product.

Competition

Our Tumorgraft Technology Platform is proprietary and requires significant know-how to both initiate and operate, but is not patented.  It is, therefore, possible for competitors to develop other implantation procedures or to discover the same procedures utilized by the Company that could compete with the Company in its market.  Competition our industry is intense and based significantly on scientific, technological and market forces.  These factors include the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain government approval for testing, manufacturing and marketing.  The Company faces significant competition from other healthcare companies in the United States and abroad.  The majority of these competitors are and will be substantially larger than the Company, and have substantially greater resources and operating histories.  There can be no assurance that developments by other companies will not render our products or technologies obsolete or noncompetitive or that we will be able to keep pace with the technological or product developments of our competitors.  These companies, as well as academic institutions, governmental agencies and private research organizations also compete with us in recruiting and retaining highly qualified scientific, technical and professional personnel and consultants.

Patent Applications

It is our intention to protect our proprietary property through the filing of United States and international patent applications, both broad and specific, where necessary and reasonable.  In February 2007, we acquired the patent rights to two BPU sulfur analog compounds that have shown promising potent activity against in vitro and in vivo models of prostate and pancreatic cancer.  The acquired rights include pending United States Patent Application no. 11/673,519 and corresponding international patent application (PCT/US2006/014449) filed under the Patent Cooperation Treaty (“PCT”), both entitled Design and Synthesis of Novel Tubulin.  We are no longer pursuing the development of this compound or the international patent application. The patent application was terminated in April 2011.

Research and Development

For the years ended April 30, 2011 and 2010, we spent approximately $2,951,000 and $2,622,000, respectively, on research and development to develop its Tumorgraft Technology Platform and complete preclinical trials related to its four drug compounds.  The increase from 2010 to 2011 was primarily related to increased spending on our technology platform and tumorgraft testing on in-licensed compounds.

Government Regulation

The research, development and marketing of  products are subject to federal, state, local, or foreign legislation or regulation, including the interpretation of and compliance with existing, proposed, and future regulatory requirements imposed by the United States Food and Drug Administration (“FDA”) and by comparable authorities in other countries.

Employees

As of April 30, 2011, we had 18 full-time employees, including 7 with doctoral or other advanced degrees.  Of our workforce, 6 employees are engaged in research and development and laboratory operations, 7 are engaged in sales and marketing and 5 are engaged in finance and administration.  None of our employees are represented by a labor union or covered by collective bargaining agreements.  We have never experienced a work stoppage and believe our relationship with our employees is good.

Company History

Our predecessor was incorporated under the laws of the State of Delaware on June 4, 1985, as “International Group, Inc.”  In September 1985, we completed a public offering and shortly thereafter, acquired the world-wide rights to the Champions sports-theme restaurant concept and changed our name to “Champions Sports, Inc.”  In November 1997, we sold our Champions service mark and concept to Marriott International, Inc. and until 2005, were a consultant to Marriott International, Inc. and operated one Champions sports bar restaurant.  In January 2007, we changed our business direction to focus on biotechnology and subsequently changed our name to Champions Biotechnology, Inc.  In April 2011, we changed our name to Champions Oncology, Inc. to reflect the Company's new strategic focus on developing advanced technologies to personalize the development and use of oncology drugs.

Available Information

Our internet website address is www.championsoncology.com.  Through our website, we make available, free of charge, access to all reports filed with the U.S. Securities and Exchange Commission (“SEC”), including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and amendments to those reports, as filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  Copies of any materials we file with, or furnish to, the SEC can also be obtained free of charge through the SEC’s website at http://www.sec.gov or at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Item 1A.  Risk Factors

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

For the years ended April 30, 2011 and 2010, the Company had a net loss of $3,791,000 and $2,923,000, respectively.  As of April 30, 2011, the Company has an accumulated deficit of $16,471,000.

The amount of these losses may vary significantly from year-to-year and quarter-to-quarter and will depend on, among other factors:

•	the timing and cost of development for our preclinical platform, products and technology;
•	the cost of building out our Tumorgraft Technology Platform;
•	the cost and rate of progress toward growing our Personalized Oncology Solutions business;
•	the cost and rate of progress toward building our sales forces;
•	the cost of acquiring and operating our own laboratory and animal testing facilities;
•	the cost of securing and defending our intellectual property;
•	the timing and cost of obtaining necessary regulatory approvals;
•	the cost of expanding and building out the infrastructure of our United States and overseas operations; and
•	the cost incurred in hiring and maintaining qualified personnel;

Currently, the Company derives revenue from two sources: POS and TOS services, while pursuing development efforts to develop its bioinformatics and Tumorgraft Technology Platform.  In addition, we are building our sales and marketing operations to grow our TOS and POS services.  Accordingly, we expect to generate operating losses in the future until such time as we are able to generate more significant revenues.

To become profitable, we will need to generate revenues to off-set our operating costs, including our research and development and general and administrative expenses. We may not achieve or, if achieved, sustain our revenue or profit objectives. Our losses may increase in the future, and, ultimately, we may have to cease operations.

In order to grow revenues, we must invest capital to implement our sales and marketing effort and to successfully develop our bioinformatics and Tumorgraft Technology Platform. Because we do not have a history of commercial efforts, our sales and marketing efforts  may never generate significant revenues or achieve profitability. If we must devote a substantial amount of time to raising capital, it will delay our ability to achieve our business goals within the time frames that we now expect, which could increase the amount of capital we need. In addition, the amount of time expended by our management on fundraising distracts them from concentrating on our business affairs.

The Company currently uses third party laboratory and animal facilities.

Currently, we do not own our own laboratory and animal facility. Although we are in the process of implementing our own laboratory facilities, our cost of out-sourced testing may be higher than if we performed the services on our own. Further, although we have quality control provision in our contracts with such third parties, we may not be assured that the work being performed on our behalf will meet the quality standards and timelines we would have met if we were controlling the work directly within our facility.

We have limited experience marketing and selling our services  and may need to rely on third parties to successfully market and sell our products and generate revenues.

We need to continue building a marketing and sales function or enter into agreements with consultants to market our products. Our ability to gain market acceptance and generate revenues will be substantially dependent upon our ability to successfully market our services and/or enter into such agreements on favorable terms and to manage the efforts of those employees or service providers, as the case may be.  If we are not successful in building market share, profitability and our future prospects will not be realized

We have very limited staffing and will continue to be dependent upon key employees.

Our success, currently, is dependent upon the efforts of 18 full-time employees, the loss of the services of one or more of which would have a material adverse affect on our business and financial condition. We intend to continue to develop our management team and attract and retain qualified personnel in all functional areas to expand and grow our business. This may be difficult in the healthcare industry where competition for skilled personnel is intense, even as the United States has seen an overall downturn in its economy.

Because our industry is very competitive and many of our competitors have substantially greater capital resources and more experience in research and development, we may not succeed in developing our products and technologies and having them brought to market.

We are engaged in a rapidly changing and highly competitive field. Potential competitors in the United States and abroad are numerous and include pharmaceutical and biotechnology companies, most of which have substantially greater capital resources and more experience in research and development capabilities. Furthermore, new companies will likely enter our market from the United States and abroad as scientific developments surrounding other cancer therapies continue to accelerate in the multibillion dollar oncology marketplace.  Our competitors may succeed in obtaining patent protection, receiving FDA approval or commercialization of similar competing drug compounds before we do.  In addition, academic institutions, hospitals, governmental agencies and other public and private research organizations are also conducting research, seeking patent protection and may develop and commercially introduce competing products or technologies on their own or through joint ventures. If one or more of our competitors succeed in developing similar technologies and products more rapidly than we do, commercially introducing such technologies and products to the marketplace prior to introduction of our products, or if these competing technologies and products are more effective or successful than any of those that we currently are developing or will develop, our results of operation will be significantly adversely affected.

If we are unable to protect our intellectual property, we may not be able to compete as effectively.

It is important in the healthcare industry to obtain patent and trade secret protection for new technologies, products and processes. Our success will depend, in part, upon our ability to obtain, enjoy and enforce protection for any products we develop or acquire under United States and foreign patent laws and other intellectual property laws, preserve the confidentiality of our trade secrets and operate without infringing the proprietary rights of third parties.

Where appropriate, we will seek patent protection for certain aspects of our technology. However, our owned and licensed patents and patent applications may not ensure the protection of our intellectual property for a number of reasons, including:

•
Our Tumorgraft Technology Platform is proprietary and requires significant know-how to both initiate and operate, but is not patented. It is, therefore, possible for competitors to develop other implantation procedures, or to discover the same procedures utilized by us, that could compete with us in our market.

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

The healthcare industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Patent applications are maintained in secrecy in the United States and also are maintained in secrecy outside the United States until the application is published. Accordingly, we can conduct only limited searches to determine whether our technology infringes the patents or patent applications of others. Any claims of patent infringement asserted by third parties would be time-consuming and could likely:

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

Because the healthcare industry is heavily regulated, we face significant costs and uncertainties associated with our efforts to comply with applicable regulations. Should we fail to comply, we could experience material adverse effects on our business, financial position and results of operations, and the market value of our common stock could decline.

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

If our CRO facility that handles a majority of our TOS studies and Tumorgraft Technology Platform development is damaged or destroyed, our business would be negatively affected.

We currently utilize a single Contract Research Organizations (“CRO”) to perform a majority of our tumor studies and develop and bank our Tumorgraft  Technology Platform. If any of these facilities were to be significantly damaged or destroyed, we could suffer a loss of some of our ongoing and future drug studies as well as our tumor bank. While we believe that our CRO has risk management procedures in place and are insured against damage, such an event would delay timelines and require additional time to restore operations back to the baseline. Additional means are being put into place where our tumor bank will be housed in different locations to avoid a catastrophic event damaging this asset.

Investment in our common stock may be diluted if we issue additional shares in the future.

We may issue additional shares of common stock, which will reduce shareholders’ percentage ownership and may dilute per share value. Our Certificate of Incorporation authorizes the issuance of 125,000,000 shares of common stock. As of July 15, 2011, we had 49,490,000 shares of common stock issued and 46,403,000 shares outstanding. Of the outstanding shares of common stock, 12,333,000 shares are accounted for as mezzanine financing, a classification outside of permanent equity, due to certain contingent “put” features associated with such shares. The future issuance of all or part of the remaining authorized common stock would result in substantial dilution in the percentage of the common stock held by existing shareholders. The issuance of common stock for future services, acquisitions, or other corporate actions may have the effect of diluting the value of the shares held by existing shareholders, and might have an adverse effect on any market for our common stock.

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

As of July 15, 2011, there were outstanding warrants and options to purchase approximately 16,232,967 shares of our common stock. The exercise of a substantial number of these outstanding warrants and options could adversely affect our share price and dilute current shareholders.

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

Insiders own a significant amount of the outstanding common stock.

Insiders own a significant amount of our outstanding common stock which could discourage takeover attempts.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We lease approximately 1,200 square feet of space at 855 N. Wolfe Street, Suite 619, Baltimore, MD  21205 which serves as our corporate headquarters. The facility also includes laboratories where we conduct operations related to our primary service offerings.   The lease expires in 2014. During fiscal 2011, we incurred $52,800 of rental costs related to this lease.

During the fourth quarter of fiscal 2010, we commenced the process of closing our Tempe, Arizona corporate office and consolidating our corporate administrative functions to our headquarters in Baltimore, Maryland.  The Company is contractually committed to lease the Tempe, Arizona office space until May 31, 2011 at a rental cost of $4,750 per month. In April 2010, we executed a sublease for the Tempe office space with an independent third party for $3,050 per month for the remaining term of the lease. During fiscal 2011, we incurred rental costs of $56,500 offset by $34,950 of rental receipts related to this lease.

In 2011, we executed a lease for office space at 17 Hatidhar Street, Ra’anana, Israel which serves as office headquarters for Champions Oncology, Israel. The lease began in February 2011 and expires July 2012. During fiscal 2011, we incurred $13,758 rental costs related to this lease.

In April 2011, we executed a lease for approximately 3,786 square feet of office space at One University Plaza, Hackensack, NJ  07601. The lease began in May 2011 and expires April 2014. During fiscal 2011, we incurred no rental costs related to this lease.

Item 3.  Legal Proceedings

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Principal Market or Markets

The following information sets forth the high and low quotation price for our common stock for each quarter within the last two fiscal years.  Our common stock (symbol CSBR) is traded over-the-counter and quoted on the electronic Bulletin Board maintained by the National Association of Securities Dealers.  The quotations represent prices between dealers and do not reflect the retailer markups, markdowns or commissions, and may not represent actual transactions.  Our securities are presently classified as “Penny Stocks” as defined by existing securities laws.  This classification places significant restrictions upon broker-dealers desiring to make a market in such securities.  High and low closing prices for our common stock for the last two fiscal years were:

	High	Low
Fiscal Year Ended April 30, 2011:
First quarter	$0.99	$0.60
Second quarter	0.95	0.60
Third quarter	0.99	0.70
Fourth quarter	1.25	0.40

Fiscal Year Ended April 30, 2010:
First quarter	$1.07	$0.76
Second quarter	0.95	0.55
Third quarter	0.95	0.65
Fourth quarter	1.10	0.75

Approximate Number of Holders of Common Stock

As of July 15, 2011, there were approximately 2,153 record holders of the Company’s common stock.

Dividends

Holders of our common stock and redeemable common stock are entitled to receive such dividends as may be declared by our Board of Directors.  No dividends have been paid with respect to our common stock and redeemable stock common stock and no dividends are anticipated to be paid in the foreseeable future.  Any future decisions as to the payment of dividends will be at the discretion of our Board of Directors, subject to applicable law.

Securities Authorized for Issuance Under Equity Compensation Plans

The information regarding securities authorized for issuance under our equity compensation plans is disclosed in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales by the Company of Unregistered Securities

During April 2011, we received gross proceeds of $9.4 million from the private placement of 12,533,333 shares of our unregistered common stock and 1,266,667 warrants to purchase common shares at $0.90 per share with a term of five years (see Note 7 of the consolidated financial statements included in Item 15 for further discussion).  These unregistered securities were sold to accredited investors exempt from registration as provided by Section 4(2) of the Securities Act of 1933 and Regulation D.  We incurred approximately $0.3 million in direct and incremental costs related to the offering.

Repurchases of Securities

The following table sets forth information with respect to purchases of common stock by us or any affiliated purchasers during our fiscal fourth quarter ended April 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs
February 2011	−		$0.00	−
March 2011	−		$0.00	−
April 2011	2,000,000	$	. 048	2,000,000
Total	2,000,000		$0.48	2,000,000

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

Effective May 2010, the Company terminated the consulting agreement with the Board member which correspondingly terminated the stock repurchase agreement.  Under the terms of the stock repurchase agreement, the Company, at its option for one year following the termination of the consulting agreement, may purchase all or any part of the 2,250,000 shares that have not been previously purchased, subject to the pricing formula described above. In April 2011, the Company repurchased 2,000,000 shares of the Company’s common stock for $960,000

Under the agreement, the Company has paid this Board member approximately $1,252,000 for the purchase of 2,646,172 shares of our common stock as of April 30, 2011.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.  This discussion contains forward-looking statements that are based on our current expectations, estimates and projections about our business and operations.  Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under Item 1A – “Risk Factors” and elsewhere in this Annual Report.

Overview and Recent Developments

As explained above in Item 1, “Business”, our operations have recently been refocused to emphasise our POS and TOS lines of business.  We also plan to continue our research and development efforts to expand our Tumorgraft Technology Platform technology in order to expand our TOS program.

Results of Operations

The following table summarizes our operating results for the periods presented below:

	For the Years Ended April 30,
		% of		% of	%
	2011	Revenue	2010	Revenue	Change
Operating revenue:
Personalized oncology solutions	$3,382,000	49.1%	$3,206,000	65.5%	5.5%
Translational oncology solutions	3,500,000	50.9	1,687,000	34.5	107.5

Total operating revenue	6,882,000	100.0	4,893,000	100.0	40.6

Costs and operating expenses:
Cost of personalized oncology solutions	1,604,000	23.3	1,117,000	22.8	43.6
Cost of translational oncology solutions	1,538,000	22.3	798,000	16.3	92.7
Research and development	2,951,000	42.9	2,622,000	53.6	12.5
Sales and marketing	1,413,000	20.5	517,000	10.6	173.3
General and administrative	4,611,000	67.0	2,767,000	56.6	66.6
Total costs and operating expenses	12,117,000	176.1	7,821,000	159.8	54.9
Loss from operations	(5,235,000)	(76.1)	(2,928,000)	(59.8)	78.8
Other Income	1,444,000	21.0	5,000	0.1	28,780
Net loss before income tax expense	(3,791,000)	(55.1)	$(2,923,000)
Income tax expense	11,000	0.2	-	-
Net loss	$(3,802,000)	(55.2)%	$(2,923,000)	(59.7)%	30%

Operating Revenues

Operating revenues for the years ended April 30, 2011 and 2010 were $6.9 million and $4.9 million, respectively, an increase of $2.0 million, or 41%.

Personalized oncology solutions revenues were $3.4 million and $3.2 million for the years ended April 30, 2011 and 2010, respectively, an increase of $0.2 million, or 5%.  The increase in POS revenues was due primarily to the increase in the number of panels.

Translational oncology solutions revenues were $3.5 million and $1.7 million for the years ended April 30, 2011 and 2010, respectively, an increase of $1.8 million or 108%.  The increase in TOS  revenues was driven by our efforts of our new  sales force established in the first quarter of 2011.

Cost of Personalized Oncology Solutions

Cost of POS for the years ended April 30, 2011 and 2010 were $1.6 million and $1.1 million, respectively, an increase of $0.5 million, or 44%.  The increase in costs was due to the increased volume of POS business.  For the years ended April 30, 2011 and 2010, gross margins for POS was 53% and 65%, respectively.  The decrease in gross margin was attributable to the reduction in POS prices.

Cost of Translational Oncology Solutions

Cost of TOS for the years ended April 30, 2011 and 2010 were $1.5 million and $0.8 million, respectively, an increase of $0.7 million, or 93%.  The increase in costs was due to the increased volume of TOS business.  For the years ended April 30, 2011 and 2010, gross margins for TOS was 56% and 53%, respectively.

Research and Development

Research and development expenses for the years ended April 30, 2011 and 2010 were $3.0 million and $2.6 million, respectively, an increase of $0.4 million, or 12%.  The increase from 2010 to 2011 was primarily related to increase spending on our technology platform and tumorgraft testing on the in-licensed compounds.

Sales and Marketing

Sales and Marketing expenses for the years ended April 30, 2011 and 2010 were $1.4 million and $0.5 million, respectively, an increase of $0.9 million, or 173%.  The increase was primarily due to the hiring of an additional 5 sales force employees and incurring approximately $300,000 in new marketing efforts in fiscal year 2011.

General and Administrative

General and administrative expenses for the years ended April 30, 2011 and 2010 were $4.6 million and $2.8 million, respectively, an increase of $1.8 million, or 67%.  The increase was primarily due to  $2.3 million of non-cash stock-based compensation expense related to the options issued to our Chief Executive Officer and President.

Other Income (Expense)

Other income for the years ended April 30, 2011 and 2010 was $1.5 million and $5,000, respectively, an increase of $1.5 million.  The increase was attributable to a one-time grant approximately $1.5 million recognized for qualifying expenses incurred under the Qualifying Therapeutic Discovery Project program administered under Section 48D of the Internal Revenue Code, slightly offset by a charge of $36,000 for the change in fair value of warrants that are accounted for as liabilities and are described further below and in Note 7 to the accompanying Consolidated Financial Statements included in Item 15.  The Company will continue to adjust the warrant liability for changes in fair value until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' equity, or expiration of the warrants. This change in fair value of warrant liability was a result of revaluing the warrant liability based on the Monte Carlo simulation valuation model, impacted primarily by the quoted price of the Company's common stock. The revaluation of the warrant liability has no impact on our cash balances.

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements and other strategic initiatives.  In the past, we have met these cash requirements through our cash and cash equivalents, working capital management and proceeds from certain private placements of our securities.  As of April 30, 2011, we had working capital of $8.3 million and cash and cash equivalents of $10.5 million.  We believe that our cash and cash equivalents on hand at April 30, 2011 are adequate to fund operations for at least the next twelve months.

On March 24, 2011, we entered into a Securities Purchase Agreement with several accredited investors for the sale to the investors of an aggregate 12,533,333 shares of the Company’s common stock at a purchase price of $0.75 per share, or an aggregate of $9,400,000, of which, $500,000 was sold to officers and directors of the Company.  As part of this transaction, the we issued warrants to purchase an aggregate 1,010,000 shares of common stock at an exercise price of $0.90 per share.  These warrants expire five years after the closing date, which occurred on April 4, 2011.  The Securities Purchase Agreement contains certain anti-dilution protections for the investors and certain registration rights with respect to the shares of common stock issued to the investors.  Furthermore, investors will have the right to require the Company to repurchase the purchased common shares held (the “Put Option”) for cash for $0.75 per share upon a change of control or sale of substantially all of the company’s assets.  The Put Option will terminate upon the achievement of certain financial milestones by the Company, the sale of 25% of the common shares purchased by an investor, with respect only to the shares owned by such investor, or in certain other circumstances as outlined in the Securities Purchase Agreement.

The warrants issued in connection with the Securities Purchase Agreement contain certain exercise price reset provisions.  Under these provisions, the exercise price of the warrants may be adjusted downward should the Company have future sales of its common stock for no consideration or for a consideration per share less than the Per Share Price (as such term is defined in the Securities Purchase Agreement).

The Company has accounted for the warrants issued in connection with the Securities Purchase Agreement as liabilities based on the exercise price reset provisions described above.  This liability, which is recorded at fair value on the accompanying consolidated balance sheet, totaled $746,000 at the time of the close of the Securities Purchase Agreement.  As of April 30, 2011, the fair value of these warrants increased $36,000 to $782,000.  The change in fair value of these warrants was recognized as other expense on the accompanying consolidated statement of operations. The fair value of these warrants was calculated by the Monte Carlo simulation valuation method. The Company will continue to adjust the warrant liability for changes in fair value until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' equity, or expiration of the warrants. Changes in the liability from period to period are recorded in the statements of operations under the caption "Change in fair value of warrants."

Due to the Put Option described above, the Company has accounted for the common shares issued under the Securities Purchase Agreement as temporary equity, which is reflected under the caption “Redeemable common stock” on the consolidated balance sheet, at April 30, 2011 included in Item 15.  The total amount allocated to these common shares was $8,159,000.  This allocation is equal to the total proceeds of $9,400,000, less the amount allocated to the warrants of $936,000 and is net of direct and incremental costs associated with the Securities Purchase Agreement of $305,000.

In May 2009, our Board of Directors approved a stock repurchase agreement with a Board member to purchase $281,250 worth of our common stock held by the Board member over the then next five quarters providing that the Board member continued his services under a consulting agreement executed in conjunction with the stock repurchase agreement.  Under the agreement, we repurchased shares of common stock at the lesser price of (a) $0.50 or (b) 50% of the average volume-weighted closing price of the stock as quoted on the OTC Bulletin Board for the 30-day trading period ending on the day before the date of each purchase as long as the consulting agreement remains in effect.  We also had the option to purchase up to 2,250,000 additional shares of the common stock at our discretion subject to the above commitment and pricing formula.  During the year ended April 30, 2010 we purchased 474,289 shares of our common stock from the Board member for approximately $218,000.  During the year ended April 30, 2011, we repurchased an additional 171,883 shares of our common stock for $73,000 per the terms of the repurchase agreement noted above.  In addition, during the fiscal year ended April 30, 2011, we repurchased from this Board Member and additional  2,000,000 shares of our common stock for $960,000. There are no more stock purchase commitments under this agreement.

If we require additional cash, there can be no assurance that management will be successful in raising additional capital on terms acceptable to us, if at all.  Our ability to successfully complete a raise of capital will depend on the conditions of the capital markets and our financial condition and prospects.  Even if we are able to successfully raise additional capital, such capital could be in the form of debt and could be at high interest rates and/or require us to comply with restrictive covenants that limit financial and business activities.  In addition, even if we are able to successfully raise equity capital, this could dilute the interest of existing shareholders and/or be issued with preferential liquidation, dividend or voting rights to those currently held by our common stockholders.

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash used in operating activities was $0.1 million and $2.1 million for the years ended April 30, 2011 and 2010, respectively.  The decrease of $2.0 million in cash used in operations relates to the net loss, offset primarily by an  increase in non-cash stock-based compensation expense of $2.5 million, year on year  change  in deferred revenue of $1.0 million related to the Company receiving $1.39 million in March 2011 related to Cephalon, other net increase in change in operating assets and liabilities of $0.2 million offset by an increase of $0.9 million in net loss and a decrease of $0.2 million for common stock issued for a patent, and increase in grant receivable of $0.6 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $0.1 million for the year ended April 30, 2011 compared to net cash provided by investing activities of $0.9 million for the year ended April 30, 2010.  Cash used for the year ended April 30, 2011 relates to the purchase of property and equipment.  Cash provided by investing activities for the year ended April 30, 2010 relates to the redemption of a certificate of deposit for $1.0 million, offset by property and equipment purchases of $0.1 million.

Cash Flows from Financing Activities

Net cash provided by financing activities was $8.1 million and $2.0 million for the years ended April 30, 2011 and 2010, respectively.  During the year ended April 30, 2011, we raised $9.4 million from the sale of redeemable common shares and warrants in a private placement transaction.  In conjunction with this offering, we  incurred fees of approximately $0.3 million and we used $1.0 million for the purchase of treasury stock.  During the year ended April 30, 2010, we raised $2.2 million through the private placement of our common stock, which was offset by $0.2 million of treasury stock purchases.

Critical Accounting Policies

We believe that of our significant accounting policies (refer to the Notes to Consolidated Financial Statements contained  in Item 15 of this Annual Report), the following may involve a higher degree of judgment and complexity:

General

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty.  These areas include carrying amounts of long-lived assets and deferred taxes.  We base our estimates on historical experience, our observance of trends in particular areas and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources.  Actual amounts could differ significantly from amounts previously estimated.

Revenue Recognition

We derive revenue from POS and TOS.  Personalized oncology solutions assist physicians by providing information that may enhance personalized treatment options for their cancer patients through access to expert medical information panels and tumor specific data.  Translational oncology solutions offer a preclinical tumorgraft platform to pharmaceutical and biotechnology companies using proprietary Tumorgraft studies, which have been shown to be predictive of how drugs may perform in clinical settings.  We recognize revenue when the following four basic criteria are met: (i) a contract has been entered into with our customers; (ii) delivery has occurred or services have been rendered to our customers; (iii) the fee charged is fixed and determinable as noted in the contract; and (iv) collectability is reasonably assured, as fees for services are remitted in full upon execution of the contract.  We utilize a proportional performance revenue recognition model for its translational oncology solutions under which we recognize revenue as performance occurs, based on the relative outputs of the performance that have occurred up to that point in time under the respective agreement, typically the delivery of reports to our customers documenting the results of our testing protocols.

When a personalized oncology solution or translational oncology solution arrangement involves multiple elements, the items included in the arrangement (deliverables) are evaluated to determine whether they represent separate units of accounting.  We perform this evaluation at the inception of an arrangement and as each item in the arrangement is delivered.  Generally, we account for a deliverable (or a group of deliverables) separately if: (i) the delivered item(s) has standalone value to the customer, (ii) if we have given the customer a general right of return relative to the delivered item(s), and (iii) delivery or performance of the undelivered item(s) or service(s) is probable and substantially in our control. Revenue on multiple element arrangements is recognized using a proportional method for each separately identified element.  All revenue from contracts determined not to have separate units of accounting is recognized based on consideration of the most substantive delivery factor of all the elements in the contract or if there is no predominant deliverable upon delivery of the final element of the arrangement.

Share-Based Payments

We typically recognize expense for share-based payments based on the fair value of awards on the date of grant.  We use the Black-Scholes option pricing model to estimate fair value.  The option pricing model requires us to estimate certain key assumptions such as expected life, volatility, risk free interest rates, and dividend yield to determine the fair value of share-based awards.  These assumptions are based on historical information and management judgment.  We expense share-based payments over the period that the awards are expected to vest, net of estimated forfeitures.  If the actual forfeitures differ from management’s estimates, compensation expense is adjusted.  We report cash flows resulting from tax deductions in excess of the compensation cost recognized from those options (excess tax benefits) as financing cash flows.

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

Goodwill

Goodwill represents the excess of the cost over the fair market value of the net assets acquired including identifiable assets.  Goodwill is tested annually, or more frequently, if circumstances indicate potential impairment, by comparing its fair value to its carrying amount.  The determination of whether or not goodwill is impaired involves significant judgment.  Although we believe our goodwill is not impaired, changes in strategy or market conditions could significantly impact the judgments and may require future adjustments to the carrying value of goodwill.  We use a two-step process.  The first step is to screen for potential impairment, while the second step measures the amount of the impairment, if any.  The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired.  If the carrying value of the reporting unit’s net assets, including goodwill, exceeds the fair value of the reporting unit, then we determine the implied fair value of goodwill.  If the carrying value of goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and an impairment loss would be recognized for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income.  The implied fair value of goodwill is calculated by subtracting the fair value of tangible and intangible assets associated with the reporting unit from the fair value of the unit.

We have one reporting unit and one operating segment.  In determining fair value, we primarily utilize our market capitalization, which is determined based on the fair value of our common stock.  However, we may test the results of fair value under this method using (i) discounted cash flows; (ii) operating results based on a comparative multiple of earnings or revenues; (iii) offers from interested investors, if any; or (iv) appraisals.  Additionally, there may be instances where these alternative methods provide a more accurate measure or indication of fair value.

In addition, we evaluate impairment if events or circumstances change between its annual assessment, indicating a possible impairment.  Examples of such events or circumstances include: (i) a significant adverse change in legal factors or in the business climate; (ii) an adverse action or assessment by a regulator; or (iii) a significant decline in market capitalization as compared to book value.

The estimated fair value of our reporting unit, as calculated for the April 30, 2011 impairment test, exceeded the carrying values of the reporting units.  Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of the acquired businesses.  Future events, including but not limited to continued declines in economic activity, loss of contracts or a significant number of customers or a rapid increase in costs or capital expenditures, could cause us to conclude that impairment indicators exist and that goodwill is impaired.  Any resulting goodwill impairment could have a material adverse impact on our financial condition and results of operations.

Accounting for Income Taxes

We use the asset and liability method to account for income taxes.  Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  In preparing the consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate.  This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, goodwill and losses for tax and accounting purposes.  These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within the consolidated balance sheet.  We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established.  To the extent a valuation allowance is established or increased in a period, we include an expense within the tax provision of the consolidated statements of operations.  As of April 30, 2011 and 2010, we have established a full valuation allowance for all deferred tax assets.

As of April 30, 2011 and 2010, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.  Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest.

Recent Accounting Pronouncements

During December 2010, the Financial Accounting Standards Board ("FASB") issued ASU No. 2010-28, Intangibles – Goodwill and Other (“ASU 2010-28”). ASU 2010-28 addresses questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the goodwill impairment test is passed in those circumstances because the fair value of their reporting unit will generally be greater than zero. The amendments in this update do not provide guidance on how to determine the carrying amount or measure the fair value of the reporting unit. The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This update is effective for fiscal years beginning after December 15, 2010. The Company  does not anticipate that the adoption of this standard will have a material impact on the Company’s financial position and results of operations.

During April 2010, the FASB issued Accounting Standards Update ("ASU") 2010-17, Revenue Recognition-Milestone Method ("ASU 2010-17"). ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should be: (i) commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor's performance to achieve the milestone; (ii) related solely to past performance and (iii) reasonable relative to all deliverables and payment terms in the arrangement. No split of an individual milestone is allowed and there can be more than one milestone in an arrangement. Accordingly, an arrangement may contain both substantive and non-substantive milestones. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position and results of operations.

During January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures for (i) transfers of assets and liabilities in and out of levels one and two fair value measurements, including a description of the reasons for such transfers and (ii) additional information in the reconciliation for fair value measurements using significant unobservable inputs (Level 3).  This guidance also clarifies existing disclosure requirements including (i) the level of disaggregation used when providing fair value measurement disclosures for each class of assets and liabilities and (ii) the requirement to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 and Level 3 assets and liabilities.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in the roll forward for level three fair value measurements, which is effective for fiscal years beginning after December 15, 2010.  The adoption of this guidance did not have a material impact on the Company’s financial position and results of operations.

During October 2009, the FASB issued ASU No. 2009-13, “ Multiple-Deliverable Revenue Arrangements ” (“ASU 2009-13”).  This update requires the use of the relative selling price method when allocating revenue in multiple-deliverable types of arrangements.  This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements.  ASU 2009-13 was adopted on May 2, 2010 and did not have a material effect on the Company’s consolidated financial statements.

Off-Balance Sheet Financing

We have no off-balance sheet debt or similar obligations.  We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position.  We do not guarantee any third-party debt.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary Data

Consolidated balance sheets as of April 30, 2011 and 2010, consolidated statement of operations, stockholders’ equity and cash flows for each of the years in the two-year period then ended April 30, 2011 together with the report of our independent registered public accounting firm, are set forth in the “F” pages of this Annual Report on Form 10-K in Item 15.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer/Acting Principal Financial Officer, have reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Form 10-K.  Based on that evaluation, our management, including our Chief Executive Officer/Acting Principal Financial Officer, has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Form 10-K in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer/Acting Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Champions Oncology, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a–15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer/Acting Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control–Integrated Framework, our management concluded that our internal control over financial reporting was effective as of April 30, 2011.

Management’s Annual Report on Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended April 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The directors and executive officers of the Company as of April 30, 2011 are as follows:

Name	Position(s) Presently Held
David Sidransky, M.D.	Director, Chairman of the Board
Joel Ackerman	Chief Executive Officer, Director and Acting Chief Financial Officer
Ronnie Morris, M.D.	President and Director
James M. Martell	Director
Abba David Poliakoff	Director
Ana I. Stancic	Director
Scott R. Tobin	Director

David Sidransky, M.D., age 51, has served as Chairman of the Company since October 2007 and Director of the Company since August 2007.  Dr. Sidransky is the Director of the Head and Neck Cancer Research Division at Johns Hopkins University School of Medicine and is a Professor of Oncology, Otolaryngology-Head and Neck Surgery, Cellular & Molecular Medicine, Urology, Genetics, and Pathology at Johns Hopkins University and Hospital.  Dr. Sidransky is one of the most highly cited researchers in clinical and medical journals in the world, in the field of oncology during the past decade, with over 400 peer-reviewed publications.  He has contributed more than 60 cancer reviews and chapters.  Dr. Sidransky is a founder of a number of biotechnology companies and holds numerous biotechnology patents.  He has served as Vice Chairman of the Board of Directors of ImClone and was, until the merger with Eli Lilly, a director of ImClone Systems, Inc., a global biopharmaceutical company committed to advancing oncology care, remains Chairman of Tamir Biotechnology and serves on the KV pharmaceuticals and Rosetta Genomics Board of Directors.  Dr. Sidransky is serving and has served on scientific advisory boards of MedImmune, Roche, Amgen and Veridex, LLC. (a Johnson & Johnson diagnostic company), among others, Dr. Sidransky served as Director (2005-2008) of American Association for Cancer Research (AACR).  He was the chairperson of the first (September 2006) and the second (September 2007) AACR International Conference on Molecular Diagnostics in Cancer Therapeutic Development:  Maximizing Opportunities for Individualized Treatment.  Dr. Sidransky is the recipient of many awards and honors, including the 1997 Sarstedt International Prize from the German Society of Clinical Chemistry, the 1998 Alton Ochsner Award Relating Smoking and Health by the American College of Chest Physicians and the 2004 Hinda and Richard Rosenthal Award from the American Association of Cancer Research.  Dr. Sidransky is certified in Internal Medicine and Medical Oncology by the American Board of Medicine.  Dr. Sidransky received his B.A. from Brandeis University and his M.D. from the Baylor College of Medicine.

Dr. Sidransky is well qualified to serve as non-executive Chairman of the Company and a member of the Company’s Board based on his extensive experience in clinical and medical oncology, his stature as a leading researcher in the field, and his experience with biotechnology companies.

Joel Ackerman, age 45, has served as Chief Executive Officer and a Director of the Company since October 26, 2010.  Mr. Ackerman received a Bachelor of Arts degree summa cum laude from Columbia University in 1988 and a Masters degree in physics from Harvard University in 1990.  From 1990 to 1993, Mr. Ackerman was an associate with Mercer Management Consulting, a global strategy consulting firm offering in-depth advice to Fortune 1000 companies in a broad range of industries.  From 1993 to 2008, Mr.Ackerman was employed by Warburg Pincus, LLC, a global private equity investment firm.  At Warburg Pincus, Mr. Ackerman served in various capacities including managing director and head of the firm’s healthcare services group and a member of the firm’s executive management team. During 2010, Mr. Ackerman served as a senior portfolio fellow with Acumen Fund, a non-profit global venture fund that uses entrepreneurial approaches to address global poverty.  Mr. Ackerman is currently a member of the board of directors of Coventry Health Care, Inc., a publicly traded managed care company, and of Kindred Healthcare, Inc., a publicly traded company that operates hospitals and nursing homes.

Mr. Ackerman is well qualified to serve as a member of the Company’s Board due to his broad and extensive operational and financial experience in the healthcare and biomedical industries.

Ronnie Morris, M.D., age 44, has served as President and a Director of the Company since October 26, 2010. Dr. Morris received his medical degree from the University of Medicine and Dentistry of New Jersey in 1993, completed his residency at the Long Island Jewish Medical Center in 1996, and has Board certification by the American Board of Internal Medicine in 1996. From 1996 to 2001, Dr. Morris practiced internal medicine and was a managing partner of Prohealth Medical Group in Boca Raton Florida where, in addition to his personal medical practice of more than 2,500 patients, he managed over 30 physicians in a multispecialty practice, was responsible for the practice’s financial operations, and coordinated and created ancillary revenue services for the practice. From 2004 to 2006, Dr. Morris was vice president and medical director of AllianceCare Inc. in Boynton Beach, Florida, a company that provided home health care, physical therapy and doctor “house calls”. In that capacity, Dr. Morris was responsible for the physician house call business, developed new markets, managed and directed 150 employees, tripled revenue and brought his division to profitability. In 2001, Dr. Morris co-founded MDVIP, Inc. in Boca Raton, Florida, a personalized healthcare services company. Until 2009, when MDVIP was acquired by Procter and Gamble Co., Dr. Morris served on MDVIP’s board of directors, as medical director, and as a member of its executive management team. In those capacities, Dr. Morris conceptualized, developed and helped build MDVIP from a start-up company into a national leader in personalized healthcare services with a network of 400 doctors in 29 states and 125,000 consumers/patients. From 2009 to the present, Dr. Morris has been a private investor.

Dr. Morris is well qualified to serve as a member of the Company’s Board due to his extensive operational and managerial experience in the healthcare industry.

James M. Martell, age 64, a Director of the Company, founded the Company in 1985. He has served in various capacities as its Chairman, President and CEO until 2007 when the Company changed its business direction to focus on biotechnology. Mr. Martell then served as its President and CEO until March 2008 and as Chief Administrative Officer from March 2008 until May 2009. He is a consultant to the Company. Mr. Martell was a partner from 1983 to 1987 in Tomar Associates, a consulting company specializing in European-American joint ventures, venture capital financing, technology transfer, and corporate finance. From 1981 to 1983, Mr. Martell was a partner in International Group, a company involved in promoting national and international business development. He held various administrative positions from 1973 to 1981 with the United States Department of Energy. Mr. Martell received a Bachelor of Science degree in Chemistry in 1968 and Master of Science degree in Geochemistry in 1973, from George Washington University.

Mr. Martell is well qualified to serve as a member of the Company’s Board due to his prior extensive business experience and experience as a public company Chairman, President and Chief Executive Officer.

Abba David Poliakoff, age 59, has served as Director of the Company since March 2008. Mr. Poliakoff is a member of the law firm of Gordon, Feinblatt, Rothman, Hoffberger & Hollander, LLC, in Baltimore, Maryland, and chair of its Securities Law Group. He is a member of the Maryland State Bar Association’s Business Law Section, former Chair of its Committee on Securities, and a former, member of the Business Regulations Article Review Committee of the Committee to Revise the Maryland Annotated Code. Mr. Poliakoff is also a former member of the Board of Directors of the Greater Baltimore Technology Council (GBTC). Mr. Poliakoff is currently the Chairman of the Maryland Israel Development Center, a joint venture between the State of Maryland Department of Business and Economic Development and the State of Israel Ministry of Industry and Trade. He is also a co-founder and on the Board of Directors of the Maryland Middle Eastern Chamber of Commerce. In 2009, Governor Martin J. O’Malley of Maryland appointed Mr. Poliakoff to the Governor’s International Advisory Council on International Commerce and Trade. He was previously appointed by Maryland Governor Robert C. Ehrlich, Jr. to the Governor’s Transition Committee. In his community work, he is on the Board of Directors of the Baltimore Jewish Council, and on the Board of Directors of The Associated: Jewish Community Federation of Baltimore. Mr. Poliakoff is a former President for the Maryland Region of the National Jewish Commission on Law and Public Affairs (COLPA), and a founder and past president of the Jewish Arbitration and Mediation Board of Baltimore.

Mr. Poliakoff is well qualified to serve as a member of the Company’s Board due to his extensive legal experience and experience with biotechnology start-ups.

Ana I. Stancic, age 54, has over twenty years of extensive and diversified finance, accounting and operational experience in the healthcare industry. Since June 8, 2011, Ms. Stancic has been serving as Senior Vice President, Finance and Chief Financial Officer of Enzon Pharmaceuticals, Inc. From 2010 to 2011, Ms. Stancic served as Senior Vice President and Chief Financial Officer of M2Gen, a wholly owned for-profit subsidiary of Moffitt Cancer Center. From 2008 to 2009, she served as Chief Financial Officer of Aureon Laboratories, Inc., a private oncology diagnostic company. From 2007 to 2008, she was Executive Vice President and Chief Financial Officer at Omrix Biopharmaceuticals, Inc., which was acquired by Johnson and Johnson. From 2004 to 2007, Ms. Stancic was at ImClone Systems, Inc., which was acquired by Eli Lilly, Inc. At ImClone, she served in various financial roles, including Senior Vice President, Finance. Prior to joining ImClone, she was Vice President and Controller at Savient Pharmaceuticals, Inc. Ms. Stancic began her career at PricewaterhouseCoopers in the Assurance practice where she had responsibility for international and national companies in the pharmaceutical and services industries. Ms. Stancic is a Certified Public Accountant and holds an M.B.A. degree from Columbia University Graduate School of Business. She also serves as a member of the Board of Directors of KV Pharmaceutical Co. and Genta Incorporated.

Ms. Stancic is well qualified to serve as a member of the Company’s board due to her extensive finance, accounting and operational experience in the healthcare industry. Ms. Stancic is also the Audit Committee’s financial expert.

Scott R. Tobin, age 40, has served as Director of the Company since June 2011. Mr. Tobin joined Battery Ventures, a venture capital firm, in 1997 where he has been a managing member of various funds affiliated with Battery Ventures since May 2000. Prior to joining Battery, Mr. Tobin held positions at First Albany Corp. and at Future Vision, a venture-backed software company that was sold to Softkey International. Pursuant to the terms of the Securities Purchase Agreement dated on March 24, 2011, between the Company, Battery Partners IX, LLC and Battery Ventures IX, L.P., the Company agreed to appoint one nominee nominated by Battery to become a member of the Company’s Board of Directors. Mr. Tobin was appointed to the Board in accordance with the terms of the Securities Purchase Agreement effective June 27, 2011.

Mr. Tobin is well qualified to serve on the Company’s Board due to his extensive corporate finance and multi-national operational experience.

The term of office of each director is until the next annual election of Directors and until a successor is elected and qualified or until the Director’s earlier death, resignation or removal. Officers are appointed by the Board of Directors and serve at the discretion of the Board. There is no family relationship between or among any of the Company’s directors or officers. The Board of Directors met six times during the year ended April 30, 2011. No incumbent director attended fewer than 75% of the total number of meetings of the Board of Directors held during the 2011 fiscal year and the total number of meetings held by all committees on which the director served during such year.

Leadership Structure and Risk Oversight

While the Board believes that there are various structures which can provide successful leadership to the Company, we currently have separate individuals serving in the roles of Chairman of the Board and Chief Executive Officer in recognition of the differences between the two roles. The Chief Executive Officer is responsible for setting the strategic direction for the Company and the day-to-day leadership of the Company, while the Chairman of the Board provides guidance to the Chief Executive Officer and presides over meetings of the full Board. This structure is appropriate at this time to the Company’s business because it reflects the industry experience, vision and energy brought to the Board of Directors by the Chairman, Dr. Sidransky, and the Chief Executive Officer, Mr. Ackerman.

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

Board Committees

The Board of Directors has appointed an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee and has adopted charters for each of these committees. The members of the committees are as follows (an asterisk (*) denotes that the individual chairs the relevant committee):

Board Committee Membership

Director	Audit Committee	Compensation Committee	Nominating and Governance Committee
David Sidransky, M.D.	X	X	X*
Abba David Poliakoff	X	X*	X
Ana Stancic	X*	X	X

The Board of Directors has determined that Ana Stancic qualifies as the “audit committee financial expert” as such term is defined in the rules promulgated by the SEC, and that she is “independent” within the meaning of the independence standards applicable to the Audit Committee. Ms. Stancic’s biographical information is set forth above.

Code of Ethics

The Company has a Code of Ethics that applies to all Company employees, including the Chief Financial Officer, as well as members of the Board of Directors. The Company’s Code of Ethics has been filed as Exhibit 14 to the Company’s Annual Report on Form 10-KSB for the year ended April 30, 2008.

Compliance with Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the Company’s directors and executive officers and each person who owns more than 10% of the Company’s Shares, file with the SEC an initial report of beneficial ownership and subsequent reports of changes in beneficial ownership of the Shares. To the Company’s knowledge, based solely upon the review of the copies of such reports furnished to us, all of these reporting persons complied with the Section 16(a) filing requirements applicable to them with respect to transactions during the fiscal year ended April 30, 2011.

Item 11. Executive Compensation

Introduction

In this section, information is discussed with respect to “named executive officers”. As defined by the SEC regulations applicable to the Company, “named executive officers” include the following: all individuals who served as the Company’s principal executive officer, or acting in a similar capacity, during the fiscal year ended April 30, 2011; the Company’s two most highly compensated executive officers whose total compensation for the fiscal year ended April 30, 2011 exceeded $100,000 (other than principal executive officer) and who were serving in such capacities on April 30, 2011; and up to two of the Company’s most highly compensated non-executive officer employees whose total compensation during the fiscal year exceeded $100,000.

Summary Compensation Table

The following table sets forth information regarding the total compensation paid or earned by the named executive officers as compensation for their services in all capacities during the fiscal years ended April 30, 2011 and 2010.

Name and Principal Position (a)	Year (b)	Base Salary $ (c)		Bonus $ (d)	Stock Awards $ (e)	Option Awards $(1) (f)	All Other Compensation $ (i)	Total $ (j)
Mark R. Schonau, CPA	2011	140,739	(2)	—	4,444	80,248	15,000	240,431
Former CFO	2010	185,000	(2)	—	—	37,600	—	222,600
Joel Ackerman (3)	2011	—		—	—	3,666,000		3,666,000
Chief Executive Officer	2010	—		—	—	—	—	—
Ronnie Morris, M.D. (4)	2011	23,220		—	—	3,666,000	2,396	3,691,616
President	2010	—		—	—	—	—	—
Elizabeth Bruckheimer, Ph.D.	2011	163,163		24,000	—	30,080	—	217,243
VP, Scientific Operations	2010	152,185		10,000	—	9,912	—	172,097
Guy Malchi	2011	173,000		5,000	—	60,160	35,000	273,160
General Manager, Champions Biotechnology UK, Ltd.	2010	147,000		12,000	—	31,583	26,577	217,160

(1)
The amounts shown on the “Option Awards” column reflect the grant date value of the stock option awards computed in accordance with Financial Accounting Standards Board ASC Topic 718. For a discussion of valuation assumptions, see elsewhere in this Annual Report. While these amounts are deductible for federal income tax purposes, for financial statement purposes, these amounts are charged to additional paid-in capital.

(2)	Mr. Schonau resigned effective January 14, 2011.
(3)	Mr. Ackerman became a Director and commenced his employment on October 26, 2010.
(4)	Dr. Morris became a Director and commenced his employment on October 26, 2010.

The Board of Directors has the right to change and increase the compensation of executive officers at any time.

Mark R. Schonau, CPA, Former Chief Financial Officer

The Company entered into an employment agreement dated January 5, 2009 with Mr. Schonau to serve as Chief Financial Officer. The term of the agreement commenced on January 19, 2009 and was at-will. Mr. Schonau’s compensation included a salary of $185,000 per annum, participation in Company employee benefit plans and an option to purchase 233,000 shares of the Company’s common stock, par value $0.001 per share (“Shares”) at an exercise price of $1.18 per share, the per Share market price on the date the options were approved by the Board of Directors. The options vest and become exercisable at the rate of 77,666 Shares on the first anniversary of the grant date, 77,667 Shares on the second anniversary of the grant date and 77,667 Shares on the third anniversary of the grant date. All vested options are exercisable until the tenth anniversary of the grant date. In addition, each year, Mr. Schonau was eligible to participate in the Company’s Executive Incentive Plan with up to 20% of his annual base salary paid in cash, stock, stock options, or any combination thereof, at the Company’s discretion, as well as eligible to receive a restricted stock grant of up to 35,000 shares. Upon termination without cause, the Company would Mr. Schonau severance equal to three months’ salary. Mr. Schonau voluntarily resigned from the Company effective January 14, 2011. On February 8, 2011, the Company and Mr. Schonau entered into an agreement which provides that Mr. Schonau will assist as reasonable needed in the transition to a new chief financial officer and will assist the Company as reasonable needed in the preparation of the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2011 and Annual Report on Form 10-K for the fiscal year ending April 30, 2011. In consideration for these services and mutual general releases, the Company agreed to pay Mr. Schonau the sum of $15,000, issue to Mr. Schonau 5,555 restricted Shares (in addition to the 2,842 restricted Shares which had previously vested), and issue to Mr. Schonau options to purchase 150,000 Shares, exercisable at any time until January 14, 2014 at an exercise price of $1.18 per Share. All other options and restricted Shares previously issued to Mr. Schonau lapsed.

Elizabeth Bruckheimer, Ph.D., Vice President, Scientific Operations

The Company entered into an employment agreement dated December 17, 2008, as amended March 31, 2010, with Dr. Bruckheimer to serve as Director of Preclinical Development. The term of the agreement commenced on January 5, 2009 and is at-will. Dr. Bruckheimer’s compensation includes a salary of $158,025 per annum, participation in Company employee benefit plans and an option to purchase 75,000 Shares at an exercise price of $1.18 per share, the per Share market price on the date the options were approved by the Board of Directors. The options vest and become exercisable at the rate of 25,000 Shares upon completion of one full year of service, 25,000 Shares upon completion of two full years of service, and 25,000 Shares upon completion of three full years of service. All vested options are exercisable until the tenth anniversary of the grant date. In addition, each year, Dr. Bruckheimer is eligible to participate in the Company’s Executive Incentive Plan with up to 15% of her annual base salary paid in cash, stock, stock options, or any combination thereof, at the Company’s discretion, as well as eligible to receive a stock option grant of up to 45,000 options.

Guy Malchi, General Manager, Champions Biotechnology UK, Inc.

The Company entered into an employment agreement dated April 1, 2009 with Mr. Malchi to serve as General Manager of the Company’s subsidiary, Champions Biotechnology UK, Inc.

The term of the agreement commenced on April 1, 2009. Mr. Malchi’s compensation includes a salary of $147,000 per annum and other compensation which includes pension, severance, disability, advanced studies and recreation pay. Mr. Malchi was granted an option to purchase 300,000 Shares at an exercise price of $1.05 per share, the per Share market price on the first date of Mr. Malchi’s service. The options vest and become exercisable at the rate of 100,000 Shares upon completion of one full year of service, 100,000 Shares upon completion of two full years of service, and 100,000 Shares upon completion of three full years of service. All vested options are exercisable until the tenth anniversary of the grant date. In addition, each year, Mr. Malchi is eligible to participate in the Company’s Executive Incentive Plan with up to 20% of his annual base salary paid in cash, stock, stock options, or any combination thereof, at the Company’s discretion, as well as eligible to receive a stock option grant of up to 90,000 options.

Joel Ackerman, Chief Executive Officer

The Company entered into an employment agreement with dated October 25, 2010 with Mr. Ackerman to serve as Chief Executive Officer. Under the terms of the agreement, Mr. Ackerman was also appointed as a member of the Board. Mr. Ackerman received options to purchase 2,500,000 Shares at an exercise price of $0.875 per share (the “Non-Contingent Options”), which vest and become exercisable in 36 equal monthly installments beginning on October 26, 2010. Mr. Ackerman also received options to purchase an additional 2,500,000 Shares at an exercise price of $0.875 per share (the “Contingent Options”), which vest in 36 equal monthly installments beginning on October 26, 2010, but are only exercisable upon the Company meeting all of certain milestones during the three year period following October 26, 2010. All options were granted under the Company’s 2010 Equity Incentive Plan. All unvested options vest immediately upon a change of control of the Company or the termination of Mr. Ackerman without cause. All unexercised Non-Contingent Options will lapse and be canceled 90 days following the termination of Mr. Ackerman with cause or the resignation of Mr. Ackerman from the Company.

Ronnie Morris, M.D., President

The Company entered into an employment agreement dated October 25, 2010 with Dr. Ronnie Morris to serve as President of the Company. Under the terms of the agreement, Dr. Morris was also appointed as a member of the Board. Dr. Morris received options to purchase 2,500,000 Shares at an exercise price of $0.875 per share (the “Non-Contingent Options”), which vest and become exercisable in 36 equal monthly installments beginning on October 26, 2010. Dr. Morris also received options to purchase an additional 2,500,000 Shares at an exercise price of $0.875 per share (the “Contingent Options”), which vest in 36 equal monthly installments beginning on October 26, 2010, but are only exercisable upon the Company meeting all of certain milestones during the three year period following October 26, 2010. All options were granted under the Company’s 2010 Equity Incentive Plan. All unvested options vest immediately upon a change of control of the Company or the termination of Dr. Morris without cause. All unexercised Non-Contingent Options will lapse and be canceled 90 days following the termination of Dr. Morris with cause or the resignation of Dr. Morris from the Company.

Outstanding Equity Awards at 2011 Fiscal Year End

The following table sets forth, for each of the named executive officers, information with respect to unexercised options as of the Company’s fiscal year ended April 30, 2011:

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date(1)
(a)	(b)		(c)		(e)	(f)

Mark R. Schonau, CPA	150,000		—		1.18	2/8/2014
Joel Ackerman	833,333	(2)	4,166,667		0.875	10/25/2020
Ronnie Morris, M.D.	833,333	(2)	4,166,667		0.875	10/25,2020
	75,000				1.18	2/23/2019
Elizabeth Bruckheimer, Ph.D.	14,848	(3)	1,856		0.77	8/28/2019
	13,333	(4)	26,667		0.85	7/21/2020
	200,000	(5)	100,000	(4)	1.18	6/19/2019
Guy Malchi	35,496	(6)	17,748	(5)	0.77	8/28/2019
	26,667	(7)	53,333		0.85	7/21/2020

(1)	All vested options will be exercisable over a ten-year period expiring on the tenth anniversary of the grant date.
(2)	These options vest ratably over three years from October 25, 2010, date of grant.
(3)	These options vest at rate of $1,856 on the grant anniversary and then $1,856 shares on each of the second and third anniversaries of the August 28, 2009, date of grant.
(4)	These options vest a rate of 13,333 on the grant anniversary and then 13,333 shares on each of the second and third anniversaries of the July 21, 2010 grant date.
(5)	These options vest at the rate of 100,000 on the grant anniversary and then 100,000 shares on each of the second and third anniversaries of the June 19, 2009 grant date.
(6)	These options vest at the rate of 17,748 on the grant anniversary and then 17,748 shares on each of the second and third anniversaries of the August 28, 2009 grant date.
(7)	These options vest at the rate of 26,677 on the grant anniversary and then 26,677 shares on each of the second and third anniversaries of the July 21, 2010 grant date.

Director Compensation

Under the Company’s Director Compensation Plan of 2010 (the “Director Plan”), on January 1 of each year, each independent director, other than the Chairman, will be granted an automatic award of five-year options to purchase 50,000 Shares pursuant to the Company’s 2010 Equity Incentive Plan, at an exercise price equal to the last closing price of the shares prior to the effective date of the grant. The Chairman will be granted an automatic annual award of five-year options to purchase 100,000 shares pursuant to the Plan at an exercise price equal to the last closing price of the shares prior to the effective date of the grant. All of the options vest quarterly at the rate of 25% each calendar quarter over that calendar year, commencing on the first day of each calendar quarter.

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

The following table summarizes the compensation paid to directors, other than directors who are also named executive officers and whose compensation as directors is reflected in the Summary Compensation Table above, for the fiscal years ended April 30, 2011:

Name (a)	Fees Earned or Paid in Cash (b)	Stock Awards ($) (c)	Option Awards ($)(1) (d)	All other Compensation ($) (g)		Total (h)
David Sidransky, M.D.	—	$90,000	$61,737	$60,000	(2)	$211,737
Abba David Poliakoff	—	$45,000	$30,869	—		$75,869
Ana Stancic	—	$45,000	$30,869	—		$75,869
James M. Martell	—	—	—	$143,333	(3)	$143,333
Scott R. Tobin	—	—	—	—	(4)	—

(1)	Calculated using the Black-Scholes valuation method (see Note 6 to the Consolidated Financial Statements included herein).
(2)	Paid for consulting services.
(3)	Paid for consulting services.
(4)	Mr. Tobin became a director effective June 27, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

The following table reflects the names and addresses of the only persons known to the Company to be the beneficial owners of 5% or more of the Shares outstanding as of July 15, 2011 (the “Applicable Date”). For purposes of calculating beneficial ownership, Rule 13d-3 of the Securities Exchange Act of 1934, as amended (“Exchange Act”) requires inclusion of Shares that may be acquired within sixty days of the Applicable Date. Unless otherwise indicated in the footnotes to this table, beneficial ownership of Shares represents sole voting and investment power with respect to those Shares.

Name and Address of Beneficial Owner	Shares Beneficially Owned		Percent of Class
David Sidransky, M.D. 1500 Orleans Street Baltimore, MD 21231	11,070,000	(1)	23.5%
Battery Ventures IX, L.P. (2) 930 Winter Street Waltham, MA 02451	9,386,667	(2)	20.2%
James M. Martell 2200 Wilson Blvd. Suite 102-306 Arlington, VA 21230	2,051,828		4.4%
Manuel Hidalgo, M.D., Ph.D. 206 Cross Street Baltimore, MD 21230	2,625,000		5.7%
Harris & Harris Group, Inc. 1450 Broadway, 24th Floor New York, NY 10018	2,666,667		5.8%

(1)	See footnote 4 under “Information Regarding Share Ownership of Management”.
(2)	See footnote 9 under “Information Regarding Share Ownership of Management”.

Information Regarding Share Ownership of Management

The following table sets forth information with respect to the beneficial ownership of the Shares as of the Applicable Date by (i) each of the named executive officers, (ii) each current director and (iii) all directors and executive officers of the Company as a group. For purposes of calculating beneficial ownership, Rule 13d-3 of the Exchange Act requires inclusion of Shares that may be acquired within sixty days of the Applicable Date. Unless otherwise indicated in the footnotes to this table, beneficial ownership of Shares represents sole voting and investment power with respect to those Shares.

Name of Beneficial Owner	Title	Shares Beneficially Owned		Percent of Class
Mark R. Schonau	Former CFO	158,397	(1)	0.3%
Elizabeth Bruckheimer, Ph.D.	VP, Scientific Operations	106,148	(2)	0.2%
Guy Malchi	General Manager, Champions Biotechnology UK, Ltd.	382,113	(3)	0.8%
David Sidransky, M.D.	Chairman; Director	11,070,000	(4)	23.5%
Joel Ackerman	CEO; Director	1,722,222	(5)	3.6%
Ronnie Morris, M.D.	President, Director	1,722,222	(6)	3.6%
James M. Martell	Director	2,051,828		4.4%
Abba David Poliakoff	Director	925,000	(7)	2.0%
Ana I. Stancic	Director	225,000	(8)	0.5%
Scott R. Tobin	Director	9,386,667	(9)	20.2%
All directors and executive officers as a group (10 persons)		27,749,597	(10)	55.5%

(1)	Includes 150,000 Shares which Mr. Schonau has the right to acquire through the exercise of stock options.
(2)	Shares which Dr. Bruckheimer has the right to acquire through the exercise of stock options.
(3)	Shares which Mr. Malchi has the right to acquire through the exercise of stock options.
(4)	Includes 395,000 Shares which Dr. Sidransky has the right to acquire through the exercise of stock options.
(5)	Includes 1,388,889 Shares which Mr. Ackerman has the right to acquire through the exercise of stock options.
(6)	Includes 1,388,889 Shares which Dr. Morris will have the right to acquire through the exercise of stock options upon approval of the Company’s 2010 Equity Incentive Plan by the Israel Tax Authority.
(7)	Includes 437,500 Shares which Mr. Poliakoff has the right to acquire through the exercise of stock options.
(8)	Shares which Ms. Stancic has the right to acquire through the exercise of stock options.
(9)
Consists of 8,481,857 Shares held by Battery Ventures IX, L.P. ("BVIX") and 84,810 Shares held by Battery Investment Partners IX, LLC ("BIPIX"). BVIX and BIPIX are under common control, as Battery Partners IX, LLC ("BPIX") is the sole general partner of BVIX and the sole manager of BIPIX. Mr. Tobin is a member manager of BPIX. Also includes 811,882 Shares which BVIX has the right to acquire through the exercise of a warrant, and 8,118 Shares which BIPIX has the right to acquire through the exercise of a warrant. BVIX and BIPIX are under common control, as BPIX is the sole general partner of BVIX and the sole manager of BIPIX. Mr. Tobin expressly disclaims beneficial ownership over all shares held by BVIX, BIPIX and BPIX, except to the extent of his indirect pecuniary interest therein which cannot be calculated at this time.

(10)	See footnotes 1-9 above.

Equity Compensation Plan Information

The Company has granted options to individual employees, directors, and consultants pursuant to individual compensation arrangements under a 2008 Equity Incentive Plan and a 2010 Equity Incentive Plan. The following table provides information, as of April 30, 2011, with respect to all these compensation arrangements under which shares are authorized for issuance.

			remaining available for
	Number of Securities	Weighted-average	future issuance under
	to be issued upon	exercise price of	equity compensation
	exercise of outstanding	outstanding options	plans (excluding securities
	options and rights	and rights	refected in column (a)
Plan Category	(a)	(b)	(c )
Equity compensation plans approved by shareholders
2010 Equity incentive plan	11,035,000	0.88	18,965,000

Equity compensation plans not approved by shareholders
Director compensation plan	200,000	0.90	-
2008 Equity incentive plan	3,052,615	0.89	-

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Board has determined that each of the current directors, other than our Chief Executive Officer, Joel Ackerman, and our President, Ronnie Morris, M.D., is independent as defined in Rule 5605(a)(2) of the NASDAQ Stock Market Rules. Furthermore, other than Dr. Sidransky, who received $60,000 in consulting fees from the Company during the fiscal year ended April 30, 2011 and owns 23.5% of the issued and outstanding Shares, each member of the Company’s three standing committees of the Board is “independent” within the meaning of the independence standards applicable to each such committee.

During the fiscal year ended April 30, 2011, we paid one of our directors, James Martell, $143,000 in consulting fees. We also reacquired 2,171,883 Shares from Mr. Martell for $1,033,000 during fiscal 2011 pursuant to the stock repurchase agreement dated May 18, 2009.

Item 14. Principal Accounting Fees and Services

The following is a description of the fees billed to the Company by Ernst & Young, LLP (“E&Y”) during the fiscal years ended April 30, 2011 and 2010:

Audit Fees. Audit fees include fees paid by the Company to E&Y in connection with the annual audit of the Company’s consolidated financial statements, and review of the Company’s interim financial statements. Audit fees also include fees for services performed by E&Y that are closely related to the audit and in many cases could only be provided by our independent auditors. Such services include consents related to SEC and other regulatory filings. The aggregate fees billed to the Company by E&Y for audit services rendered to the Company for the fiscal years ended April 30, 2011 and 2010 totaled $154,000 and $178,000, respectively.

Audit Related Fees. The Company did not incur any audit related services fees for the fiscal years ended April 30, 2011 and 2010.

Tax Fees. Tax fees include corporate tax compliance, counsel and advisory services. The aggregate fees billed to the Company by E&Y for the tax related services rendered to the Company for the for the fiscal years ended April 30, 2011 and 2010 totaled $13,200 and $10,000, respectively.

All Other Fees. The Company did not incur any fees for other services from E&Y for the fiscal years ended April 30, 2011 and 2010.

Pre-Approval Policies and Procedures

The Company’s Audit Committee reviews all fees charged by the Company’s independent auditors, and actively monitors the relationship between audit and non-audit services provided. The Audit Committee must pre-approve all audit and non-audit services provided by the Company’s independent auditors and fees charged.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1. Financial Statements.

(a)2. Financial Statement Schedules

All schedules have been omitted because they are not applicable.

(a)3. Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit No.
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Appendix A to the Company’s Information Statement on Schedule 14C filed March 7, 2011, File No. 0-17263)
3.2	Amended and Restated Bylaws, as amended incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 22, 2011, File No. 0-17263)
10.1
Employment Agreement dated October 25, 2010 between the Company and Joel Ackerman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 29, 2010, File No. 0-17263)

10.2
Employment Agreement dated October 25, 2010 between the Company and Ronnie Morris, M.D. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 29, 2010, File No. 0-17263)

14	Code of Ethics (incorporated by reference to Exhibit 14 of the April 30, 2008 Form 10-KSB, File No. 0-17263)
21	Subsidiaries of the Registrant *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principle Executive Officer and Principal Financial Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPIONS ONCOLOGY, INC.

July 15, 2011	/s/ JOEL ACKERMAN
Joel Ackerman
Chief Executive Officer, Director and
Acting Chief Financial Officer
(principal executive officer, principal financial officer and principal accounting officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOEL ACKERMAN	Chief Executive Officer, Acting	July 15, 2011
Joel Ackerman	Chief Financial Officer and Director

/s/ DAVID SIDRANSKY	Director, Chairman of the Board of Directors	July 15, 2011
David Sidransky

/s/ RONNIE MORRIS	President and Director	July 15, 2011
Ronnie Morris

/s/ JAMES M. MARTELL	Director	July 15, 2011
James M. Martell

/s/ ABBA D. POLIAKOFF	Director	July 15, 2011
Abba D. Poliakoff

/s/ ANA I. STANCIC	Director	July 15, 2011
Ana I. Stancic

/s/ SCOTT R. TOBIN	Director	July 15, 2011
Scott R. Tobin

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Champions Oncology, Inc.

We have audited the accompanying consolidated balance sheets Champions Oncology, Inc. (the “Company”) as of April 30, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the two years in the period ended April 30, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Champions Oncology, Inc. at April 30, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the two years in the period ended April 30, 2011, in conformity with U.S. generally accepted accounting principles.

ERNST & YOUNG LLP

Baltimore, Maryland
July 15, 2011

CHAMPIONS ONCOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30, 2011 and 2010

	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$10,457,000	$2,572,000
Accounts receivable	585,000	89,000
Grant receivable	517,000	-
Prepaid expenses and other current assets	276,000	497,000

Total current assets	11,835,000	3,158,000

Property and equipment, net	146,000	105,000
Goodwill	669,000	669,000

Total assets	$12,650,000	$3,932,000

LIABILITIES, COMMITMENTS AND CONTINGENCIES, REDEEMABLE COMMON STOCK AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,580,000	$944,000
Accrued liabilities	302,000	236,000
Deferred revenue	1,618,000	910,000

Total current liabilities	3,500,000	2,090,000

Warrants liability	972,000	-
Other liabilities	-	77,000

Total liabilities	4,472,000	2,167,000

Commitments and Contingencies:
Accrued stock purchase	-	188,000

Redeemable common stock, $0.001 par value; 12,533,333 and 0 contingently puttable common shares oustanding as of April 30, 2011 and 2010, respectively	8,159,000	-

Stockholders' equity:
Preferred stock, $10 par value; 56,075 shares authorized; no shares issued and outstanding as of April 30, 2011 and April 30, 2010	-	-
Common stock, $.001 par value; 125,000,000 and 50,000,000 shares authorized, including redeemable common stock, 36,956,667 and 36,844,000 shares issued, and 33,870,000 and 35,780,000 shares outstanding as of April 30, 2011 and April 30, 2010, respectively	37,000	37,000
Treasury stock, at cost, 3,236,000 and 1,064,000 common shares as of April 30, 2011 and April 30, 2010, respectively	(1,252,000)	(219,000)
Stock subscription receivable	-	(750,000)
Additional paid-in capital	17,784,000	15,193,000
Accumulated deficit	(16,482,000)	(12,680,000)
Accumulated other comprehensive loss	(68,000)	(4,000)

Total stockholders' equity	19,000	1,577,000

Total liabilities, redeemable common stock and stockholders' equity	$12,650,000	$3,932,000

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended April 30,
	2011	2010
Operating revenue:
Personalized oncology solutions	$3,382,000	$3,206,000
Translational oncology solutions (a)	3,500,000	1,687,000

Total operating revenue	6,882,000	4,893,000

Costs and operating expenses:
Cost of personalized oncology solutions	1,604,000	1,117,000
Cost of translational oncology solutions (a)	1,538,000	798,000
Research and development	2,951,000	2,622,000
Sales and marketing	1,413,000	517,000
General and administrative	4,611,000	2,767,000

Total costs and operating expenses	12,117,000	7,821,000

Loss from operations	(5,235,000)	(2,928,000)

Other income (expense):
Interest income	-	5,000
Grant income	1,465,000	-
Change in fair value of warrants liability	(36,000)	-
Other income	15,000	-

Total other income (expense)	1,444,000	5,000

Net loss before income tax expense	(3,791,000)	(2,923,000)
Income tax expense	11,000	-
Net loss	(3,802,000)	(2,923,000)

Weighted average common shares outstanding, including redeemable common stock, basic and diluted	36,441,000	33,774,000
Net loss per common share outstanding, including redeemable common stock, basic and diluted	$(0.10)	$(0.09)

(a) Previously referred to as "Preclinical eValuation services"

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Stockholders Equity
								Accumulated
					Additional		Stock	Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Subscription	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Loss	Equity

Balance, May 1, 2009	32,989,000	$34,000	590,000	$(1,000)	$11,640,000	$(9,757,000)	$-	$-	$1,916,000
Stock-based compensation	-	-	-	-	593,000	-	-	-	593,000
Exercise of warrants	15,000	-	-	-	3,000	-	-	-	3,000
Private placement of common stock	3,000,000	3,000	-	-	2,969,000	-	-	-	2,972,000
Stock subscription receivable	-	-	-	-	-	-	(750,000)	-	(750,000)
Common stock issued for patent	250,000	-	-	-	175,000	-	-	-	175,000
Purchase of treasury stock from board member	(474,000)	-	474,000	(218,000)	(187,000)	-	-	-	(405,000)
Issuance of purchased call to board member	-	-	-	-	(1,774,000)	-	-	-	(1,774,000)
Contribution of equity from board member	-	-	-	-	1,774,000	-	-	-	1,774,000
Comprehensive loss net loss	-	-	-	-	-	(2,923,000)	-	-	(2,923,000)
foreign currency translation	-	-	-	-	-	-		(4,000)	(4,000)
Total comprehensive loss	-	-	-	-	-		-	-	(2,927,000)

Balance, April 30, 2010	35,780,000	37,000	1,064,000	(219,000)	15,193,000	(12,680,000)	(750,000)	(4,000)	1,577,000
Stock-based compensation	-	-	-	-	3,133,000	-	-	-	3,133,000
Exercise of warrants	104,000	-	-	-	20,000	-	-	-	20,000
Private placement of common stock	-	-	-	-	-	-	-	-	-
Cancelation of stock subscription receivable	-	-	-	-	(750,000)	-	750,000	-	-
Purchases of treasury stock from board member and cancellation of accrued stock liability	(2,172,000)	-	2,172,000	(1,033,000)	188,000	-	-	-	(845,000)
Issuance of restricted stock	158,000	-	-	-	-	-	-	-	-
Foreign currency net loss	-	-	-	-	-	(3,802,000)	-	-	(3,802,000)
foreign currency translation	-	-	-	-	-	-	-	(64,000)	(64,000)
Total comprehensive loss	-	-	-	-	-		-	-	(3,866,000)

Balance, April 30, 2011	33,870,000	$37,000	3,236,000	$(1,252,000)	$17,784,000	$(16,482,000)	$-	$(68,000)	$19,000

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended April 30,
	2011	2010
Operating activities:
Net loss	$(3,802,000)	$(2,923,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,133,000	593,000
Income tax expense	11,000	-
Depreciation expense	42,000	32,000
Loss on disposal of property and equipment	1,000	22,000
Common stock issued for patent	-	175,000
Change in fair value of warrants liability	36,000	-
Changes in operating assets and liabilities:
Accounts receivable	(493,000)	(46,000)
Grant receivable	(517,000)	-
Prepaid expenses, deposits and other	217,000	585,000
Accounts payable	636,000	(471,000)
Accrued liabilities	62,000	169,000
Deferred revenue	697,000	(313,000)
Other liabilities	(77,000)	77,000

Net cash used in operating activities	(54,000)	(2,100,000)

Investing activities:
Purchase of property and equipment	(85,000)	(84,000)
Proceeds form sale of property and equipment	1,000	8,000
Proceeds from certificate of deposit..	-	1,017,000

Net cash used in investing activities	(84,000)	941,000

Financing activities:
Private placement of common shares and warrants (net of $305,000 in offering costs)	9,095,000	-
Private placement of common shares	-	2,222,000
Proceeds from exercise of options and warrants	21,000	3,000
Purchase of treasury stock	(1,033,000)	(218,000)

Net cash provided by financing activities	8,083,000	2,007,000

Exchange rate effect on cash and cash equivalents	(60,000)	(4,000)

Increase in cash and cash equivalents	7,885,000	844,000
Cash and cash equivalents, beginning of year	2,572,000	1,728,000

Cash and cash equivalents, end of year	$10,457,000	$2,572,000

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Background

Champions Oncology, Inc., formerly Champions Biotechnology, Inc., (the “Company”), is a company that is engaged in the development of advanced technology solutions and services to personalize the development and use of oncology drugs. The Company’s Tumorgraft Technology Platform is a novel approach to personalizing cancer care based upon the implantation of human tumors in immune deficient mice. The Company uses this technology to derive revenue for two customer groups: Personalized Oncology Solutions (“POS”), and Translational Oncology Solutions (“TOS”). Personal Oncology Solutions assist physicians in developing personalized treatment options for their cancer patients through access to panels of expert medical professionals and tumor specific data. The Company’s Translational Oncology Solutions offer a technology platform to pharmaceutical and biotechnology companies using proprietary Tumorgraft studies, which have been shown to be predictive of how drugs may perform in clinical settings.

The Company has two operating subsidiaries: Champions Biotechnology U.K., Limited, and Champions Oncology, Israel, Ltd. For the years ended April 30, 2011 and 2010, there were no material revenues earned outside of the United States.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”),

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Biomerk, Inc., Champions Biotechnology U.K., Limited and the Company’s new Israeli subsidiary which was established in November 2010, Champions Oncology (Israel) Ltd. All material intercompany balances and transactions have been eliminated in consolidation.

The financial statements of the Company’s foreign subsidiaries, all of which have a functional currency other than the U.S. dollar, have been translated into the U.S. dollar for the Company’s consolidated financial statements for each period being presented. Translation gains and losses are recognized as a component of accumulated other comprehensive loss in the accompanying consolidated balance sheets. The Company is subject to foreign exchange rate fluctuations in connection with the Company’s international operations.

Segment Reporting

The Company operates as a single operation, using core infrastructure that serves the oncology needs of customers through both personalized oncology solutions and translational oncology solutions. The Company’s chief operating decision maker assesses the Company’s performance as a whole and no expense or operating income is generated or evaluated on any component level.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation in which sales and marketing expenses are separately stated from general and administrative expenses on the Consolidated Statements of Operations. The reclassification have resulted in no changes to the Company’s accumulated deficit and net losses presented in prior periods.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less, to be cash equivalents. At various times, the Company has amounts on deposit at financial institutions in excess of federally insured limits.

Fair Value

The carrying value of cash and cash equivalents, accounts receivable, prepaid expenses, deposits and other receivables, accounts payable, accrued liabilities and deferred revenue approximate their fair value based on the liquidity or the short-term maturities of these instruments. The fair value hierarchy promulgated by GAAP consists of three levels:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;
•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and
•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has one liability measured at fair value on a recurring basis, which are warrants that were issued in connection with a private placement of the Company’s securities that closed during April 2011 and is discussed more fully in Note 7. As of April 30, 2011, these warrants had an estimated fair value of $782,000, which was calculated by the Monte Carlo simulation valuation method using level two inputs. The Company has no assets that are measured at fair value on a recurring basis and there were no assets or liabilities measured at fair value on a non-recurring basis during the years ended April 30, 2011 and 2010.

Accounts Receivable

Accounts receivable represent mainly amounts due under agreements with pharmaceutical and biotechnology companies for Translational Oncology Services. Accounts receivable is also comprised of certain unbilled accounts receivables and represent the services completed under Translational Oncology Business but have not been billed. As of April 30, 2011 and 2010, the Company had unbilled receivables of $305,000 and $ 43,000, respectively.

Property and Equipment

Property and equipment is recorded at cost and consists of laboratory equipment, furniture and fixtures, and computer hardware and software. Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets ranging from three to seven years. Property and equipment consisted of the following:

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	April 30,
	2011	2010

Furniture and fixtures	$10,000	$6,000
Computer equipment and software	119,000	42,000
Laboratory equipment	56,000	37,000
Leasehold improvements	2,000	-
Software in-progress	24,000	43,000

Total property and equipment	211,000	128,000
Less: Accumulated depreciation	(65,000)	(23,000)

Property and equipment, net	$146,000	$105,000

Depreciation expense was $42,000 and $32,000 for the years ended April 30, 2011 and 2010, respectively.

Impairment of Long Lived Assets

Impairment losses are to be recognized when the carrying amount of a long lived asset is not recoverable or exceeds its fair value.  The Company evaluates its long lived assets for impairment whenever events or changes in circumstances indicate that a carrying value may not be recoverable.  The Company uses estimates of future cash flows over the remaining useful life of a long lived asset or asset group to determine the recoverability of the asset.  These estimates only include the net cash flows directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the asset or asset group.  The Company has not recognized any impairment losses for the Company’s long lived assets for the years ending April 30, 2011 and 2010.

Goodwill

Goodwill represents the excess of the cost over the fair market value of the net assets acquired including identifiable assets.  Goodwill is tested annually, or more frequently, if circumstances indicate potential impairment, by comparing its fair value to its carrying amount.  The determination of whether or not goodwill is impaired involves significant judgment.  Although the Company believes its goodwill is not impaired, changes in strategy or market conditions could significantly impact the judgments and may require future adjustments to the carrying value of goodwill.  The Company uses a two-step process.  The first step is to screen for potential impairment, while the second step measures the amount of the impairment, if any.  The first step of the goodwill impairment test compares the fair value of a reporting unit with its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired.  If the carrying value of the reporting unit’s net assets, including goodwill, exceeds the fair value of the reporting unit, then we determine the implied fair value of goodwill.  If the carrying value of goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and an impairment loss would be recognized for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income.  The implied fair value of goodwill is calculated by subtracting the fair value of tangible and intangible assets associated with the reporting unit from the fair value of the unit.

The Company has one reporting unit and one operating segment.  In determining fair value, the Company primarily utilizes its market capitalization, which is determined based on the fair value of its common stock.  However, the Company may test the results of fair value under this method using (i) discounted cash flows; (ii) operating results based on a comparative multiple of earnings or revenues; (iii) offers from interested investors, if any; or (iv) appraisals.  Additionally, there may be instances where these alternative methods provide a more accurate measure or indication of fair value.

The Company has not recognized any impairment losses for the Company’s goodwill for the years ending April 30, 2011 and 2010.

Deferred Revenue

Deferred revenue represents payments received in advance for services to be performed.  When services are rendered, deferred revenue is then recognized as earned.

CHAMPIONS ONCOLOLGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Warrant Liability

Warrant liability represents the fair value of warrants issued in connection with the Securities Purchase Agreement as liabilities based on the certain exercise price reset provisions.  The  liability, which is recorded at fair value on the accompanying consolidated balance sheet, is calculated by the Monte Carlo simulation valuation method..  The change in fair value of these warrants is recognized as other expense in the consolidated statement of operations.

Revenue Recognition

The Company derives revenue from POS and TOS.  Personalized oncology solutions assist physicians by providing information that may enhance personalized treatment options for their cancer patients through access to expert medical information panels and tumor specific data.  Translational oncology solutions offer a preclinical tumorgraft platform to pharmaceutical and biotechnology companies using proprietary Tumorgraft studies, which have been shown to be predictive of how drugs may perform in clinical settings.  The Company recognizes revenue when the following four basic criteria are met: (i) a contract has been entered into with its customers; (ii) delivery has occurred or services rendered to its customers; (iii) the fee is fixed and determinable as noted in the contract; and (iv) collectability is reasonably assured, as fees for services are remitted in full upon execution of the contract.  The Company utilizes a proportional performance revenue recognition model for its personalized and translational oncology solutions under which it recognizes revenue as performance occurs, based on the relative outputs of the performance that have occurred up to that point in time under the respective agreement, typically the delivery of reports to its customers documenting the results of our testing protocols.

When a POS or TOS arrangement involves multiple elements, the items included in the arrangement (deliverables) are evaluated to determine whether they represent separate units of accounting.  The Company performs this evaluation at the inception of an arrangement and as each item in the arrangement is delivered.  Generally, the Company accounts for a deliverable (or a group of deliverables) separately if: (i) the delivered item(s) has standalone value to the customer, (ii) if the Company has given the customer a general right of return relative to the delivered item(s), and (iii) delivery or performance of the undelivered item(s) or service(s) is probable and substantially in the Company’s control.  All revenue from contracts determined not to have separate units of accounting is recognized based on consideration of the most substantive delivery factor of all the elements in the contract or if there is no predominant deliverable upon delivery of the final element of the arrangement.

Cost of Personalized Oncology Solutions

Cost of POS consists of costs related to POS revenue from oncology panels, implantations, vaccine development and studies.  Along with the internal cost of salaries for personnel directly engaged in these services, this includes physicians’ honorariums and panel participation costs, including travel, lodging and meals, laboratory and testing fees and administrative costs.  Costs associated with implantation revenues are primarily related to consulting fees from the outsourced clinical research organization. Vaccines and study costs are primarily incurred from contract research organizations that conduct the related studies.

Cost of Translational Oncology Solutions

Cost of TOS consists of costs related to TOS revenue.  Along with the internal cost of salaries directly related to TOS, costs consist primarily of charges from contract research organizations for conducting the related in vivo studies.

Research and Development

Research and development costs represent both costs incurred internally for research and development activities as well as costs incurred externally to fund research activities.  All research and development costs are expensed as incurred.  Non-refundable advance payments related to contracted research and development are capitalized and recorded as expense when the respective product or services are rendered.

Sales and Marketing

Selling and marketing expenses represent costs incurred to promote the company’s services offered, including salaries, benefits and related costs of our sales and marketing personnel, and represent costs of market research and analysis and other selling and marketing expenses. All sales and marketing costs are expensed as incurred.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Basic and Dilutive Loss Per Common Share

Basic loss per share is calculated by dividing loss available to common shareholders by the weighted average number of common shares (including redeemable common stock) outstanding for the year.  Diluted loss per share is calculated based on the weighted average number of common shares (including redeemable common stock) outstanding for the year, plus the dilutive effect of common stock purchase warrants, stock options and restricted stock units using the treasury stock method.  Contingently issuable shares are included in the calculation of basic earnings per share when all contingencies surrounding the issuance of the shares are met and the shares are issued or issuable.  Contingently issuable shares are included in the calculation of dilutive earnings per share as of the beginning of the reporting period if, at the end of the reporting period, all contingencies surrounding the issuance of the shares are satisfied or would be satisfied if the end of the reporting period were the end of the contingency period.  Due to the net losses for the years ended April 30, 2011 and 2010, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

The table below reflects the potential weighted average incremental shares of common stock have that have been excluded from the computation of diluted loss per common share since their effect would be anti-dilutive.

	Year Ended April 30,
	2011	2010

Stock options	602,401	513,615
Warrants	443,128	452,583
Restricted stock	954	842

Total common stock equivalents	1,046,483	967,040

Share-Based Payments

The Company typically recognizes expense for share-based payments based on the fair value of awards on the date of grant.  The Company uses the Black-Scholes option pricing model to estimate fair value.  The Black-Scholes option valuation model was developed for use in estimating the fair value of short-traded options that have no vesting restrictions and are fully transferable.  The option pricing model requires the Company to estimate certain key assumptions such as expected life, volatility, risk free interest rates and dividend yield to determine the fair value of share-based awards.  These assumptions are based on historical information and management judgment.  The risk-free interest rate used is based on the United States treasury security rate with a term consistent with the expected term of the award at the time of the grant.  The expected holding period of options are based on the Company’s historical experience.  The volatility rates are based upon a weighted average of a five-member peer group of companies in the Company’s industry.  The Company does not anticipate paying a dividend, and therefore, no expected dividend yield was used.

The Company expenses share-based payments over the period that the awards are expected to vest, net of estimated forfeitures.  If the actual forfeitures differ from management’s estimates, compensation expense is adjusted.  The Company will report cash flows resulting from tax deductions in excess of the compensation cost recognized from those options (excess tax benefits) as financing cash flows, if they should arise.

Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements.  In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established.  The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized.  As of April 30, 2011 and 2010, the Company has provided a valuation allowance for all net deferred tax assets due to their current realization not being  more likely than not.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company reflects tax benefits only if it is more likely than not that we will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  The Company has no unrecognized tax benefits as of April 30, 2011 and 2010.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at April 30, 2011 and 2010, and has not recognized interest and/or penalties in the statement of operations for either period.

Recent Accounting Pronouncements

During December 2010, the Financial Accounting Standards Board ("FASB") issued ASU No. 2010-28, Intangibles – Goodwill and Other (“ASU 2010-28”). ASU 2010-28 addresses questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the goodwill impairment test is passed in those circumstances because the fair value of their reporting unit will generally be greater than zero. The amendments in this update do not provide guidance on how to determine the carrying amount or measure the fair value of the reporting unit. The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This update is effective for fiscal years beginning after December 15, 2010. The Company does not anticipate that the adoption of this standard to have a  material impact on the Company’s financial position and results of operations.

During April 2010, the FASB issued Accounting Standards Update ("ASU") 2010-17, Revenue Recognition-Milestone Method ("ASU 2010-17"). ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should be: (i) commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor's performance to achieve the milestone; (ii) related solely to past performance and (iii) reasonable relative to all deliverables and payment terms in the arrangement. No split of an individual milestone is allowed and there can be more than one milestone in an arrangement. Accordingly, an arrangement may contain both substantive and non-substantive milestones. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this guidance did not have a material impact on the Company’s financial position and results of operations.

During January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”). ASU 2010-06 requires new disclosures for (i) transfers of assets and liabilities in and out of levels one and two fair value measurements, including a description of the reasons for such transfers and (ii) additional information in the reconciliation for fair value measurements using significant unobservable inputs (Level 3).  This guidance also clarifies existing disclosure requirements including (i) the level of disaggregation used when providing fair value measurement disclosures for each class of assets and liabilities and (ii) the requirement to provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 and Level 3 assets and liabilities.  ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about activity in the roll forward for level three fair value measurements, which is effective for fiscal years beginning after December 15, 2010.  The adoption of this guidance did not have a material impact on the Company’s financial position and results of operations, however did impact disclosure requirements.

During October 2009, the FASB issued ASU No. 2009-13, “ Multiple-Deliverable Revenue Arrangements ” (“ASU 2009-13”).  This update requires the use of the relative selling price method when allocating revenue in multiple-deliverable types of arrangements.  This method allows a vendor to use its best estimate of selling price if neither vendor specific objective evidence nor third party evidence of selling price exists when evaluating multiple deliverable arrangements.  ASU 2009-13 was adopted on May 2, 2010 and did not have a material effect on the Company’s consolidated financial statements.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 3. Cephalon Agreement

On March 16, 2011, the Company entered into an agreement with Cephalon, Inc., (“Cephalon”), pursuant to which the Company will conduct low Tumorgraft studies on proprietary chemical compounds provided by Cephalon to determine the activity or response of a compound in potential clinical indications. In April 2011, Cephalon paid an initiation fee of $1,390,000 to the Company which is reflected within Deferred Revenue on the consolidated balance sheet as of April 30, 2011. The Company anticipates that the studies will be initiated and completed within 12 months.  As models, along with required reports, are delivered, the deferred revenue will be recognized on a proportionate basis in accordance with the Company’s revenue recognition policies. Cephalon will, under certain conditions, also pay the Company various amounts upon achieving certain milestones. Potential milestone payments under the Agreement total $27 million. In addition, under certain conditions, Cephalon will pay the Company royalties on any commercialized products developed under the Agreement.

Note 4. Commitments and Contingencies

Operating Leases

During the fourth quarter of fiscal 2010, the Company commenced the process of closing its Tempe, Arizona corporate office and consolidating its corporate administrative functions into its headquarters in Baltimore, Maryland.  As of April 30, 2011, the Company leases office and laboratory space under a non-cancelable operating lease in Baltimore, Maryland, which expires in April 2014, offices, and under the non-cancelable operating lease in Tempe, Arizona which expired in May 2011, . In addition, during fiscal 2011 the Company leased office space under a non-cancelable operating lease in Ra’anana, Isreal which expires July 2012, and office space in Hackensack, New Jersey under a non-cancellable operating lease expiring in 2014.

Future minimum lease payments and receipts under non-cancelable operating sub-leases due each year are as follows at April 30, 2011:

	Lease	Sublease
	Payments	Receipts	Net

2012	99,565	(3,050)	96,515
2013	74,248	-	74,248
2014	68,746	-	68,746

Total	242,559	(3,050)	239,509

Rent expense under all lease agreements was approximately $67,000 and $115,000 for the years ended April 30, 2011 and 2010, respectively.

During 2010, the Company commenced the process of closing its Tempe, Arizona corporate office and consolidating the Company’s corporate administrative functions into its headquarters in Baltimore, Maryland.  The exit costs expected to be incurred with this decision were expensed and included in general and administrative expenses in the consolidated statement of operations for fiscal 2010 when the decision was made.  The following table is a summary of the Company’s exit costs by category and amounts paid and accrued though April 30, 2011.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Total Estimated Expense Recorded in 2010	Liability as of April 30, 2010	Payments during fiscal 2011	Liability as of April 31, 2011
Severance payments	$11,000	$6,000	$6,000	$–
Future lease payments, net of sublease rental	25,000	25,000	17,000	8,000
Moving costs and other	7,000	2,000	2,000	–
Disposal of assets	15,000	–	–	–
Total	$58,000	$33,000	$25,000	$8,000

Research and Development Materials Purchase Agreement

In February 2010, the Company entered into a research and development materials purchase agreement with a foreign hospital for the acquisition of Tumorgrafts.  Under the agreement, the Company will pay the foreign hospital approximately $37,000 monthly for 18 months, commencing March 1, 2010.  Future payments due under the agreement total $111,000 at April 30, 2011 and will be paid during  the year ending April 30, 2012.

Legal Matters

The Company is party to certain legal matters arising in the ordinary course of its business.  The Company has evaluated its potential exposure to these legal matters, and has recorded amounts in the financial statements accordingly.  The Company is not aware of any other matters that would have a material impact on the Company’s financial position or results of operations.

Registration Payment Arrangements

The Company has entered into registration rights agreements in connection with a private placement of its securities, which closed during April 2011 and is discussed more fully in Note 7.  This registration rights agreement contains provisions that may call for the Company to pay penalties in certain circumstances.  This registration payment arrangement primarily relates to the Company’s ability to file a registration statement within a particular time period, have a registration statement declared effective within a particular time period and to maintain the effectiveness of the registration statement for a particular time period.  The Company does not believe it is probable that penalty payments will be made for the registration rights agreement discussed above and, accordingly, has not accrued for such potential penalties as of April 30, 2011.

Note 5. Licensing Agreements

Bithionol License Agreement

In November 2009, the Company entered into a license agreement with two United States based companies for world-wide rights to develop and commercialize Bithionol, a drug compound, for the treatment of various forms of cancer, including melanoma, prostate, breast and lung cancer.  The Company could  terminate the license agreement in whole or in part on a country-by-country basis for any reason upon sixty days prior written notice.

The agreement was terminated in April 2011 and all rights were returned to the underlying companies. Upon termination, no amounts were due under this agreement as of April 30, 2011.

TAR-1 License Agreement

In October 2009, the Company entered into a license agreement with an Israeli company for world-wide rights to develop and commercialize a transactivation and apoptosis restoring (“TAR-1”) developmental drug compound.  The Company could  terminate the license agreement in whole or in part on a country-by-country basis for any reason upon sixty days prior written notice.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The license agreement was terminated in April 2011.  All rights were returned to the underlying Companies. No amounts were due under this agreement as of April 30, 2011.

Benzoylyphenylerea License Agreement

In July 2009, the Company entered into a joint development and licensing agreement with a third party for the development of a soluble form of SG410, the Company’s Benzoylyphenylerea (“BPU”) sulfur analog compound.  The license agreement was terminated in April 2011.  All rights were returned to the underlying Companies. No amounts were due under this agreement as of April 30, 2011.

Liposome Option Agreement

In February 2010, the Company entered into an exclusive option agreement with a Canadian company for which they paid and expensed $40,000 during the Company’s fiscal 2010 year.  The option agreement grants the Company the exclusive right to review Irinophore C, a nanoparticle drug compound, for the treatment of various forms of cancer, including melanoma, prostate, breast and lung cancer, for a period ending in April 2011.  During the option year, the Company performed various tumorgraft testing on the nanoparticle compound. In March 2011, the Company exercised the option to license Irinophore C, a liposomal formulation of Irinotecan. Under the terms of the agreement, the company’s exercise of the option resulted in amounts due to the Canadian company of $85,000 comprised of the option exercise price and reimbursement to the Canadian company for past patent costs, this amount is recorded as a liability as of April 30, 2011.  Under the terms of the license agreement, the Company will be required to pay up to $3 million in development milestones.  The Company will also make royalty payments and sales milestone based upon revenues.   Starting with the 2nd Anniversary of the agreement, the Company will be obligated to a minimum annual royalty payment of $10,000 (Canadian).

Note 6. Share-Based Payments

Stock-based compensation in the amount of $3.1 million and $0.6 million was recognized for the years ended April 30, 2011 and 2010, respectively.  Stock-based compensation costs were recorded as follows:

	Years Ended April 30,
	2011	2010

General and administrative	$2,927,000	$469,000
Sales and marketing	105,000	-
Research and development	101,000	124,000

Total stock-based compensation expense	$3,133,000	$593,000

2010 Equity Incentive Plan

On February 18, 2011, shareholders owning a majority of the issued and outstanding shares of the Company executed a written consent approving the 2010 Equity Incentive Plan (“2010 Equity Plan”). The purpose of the 2010 Equity Plan is to grant (i) Non-statutory Stock Options; (ii) Restricted Stock Awards; and (iii) Stock Appreciation Rights (collectively, stock-based compensation) to its employees, directors and non-employees. Total stock awards under the 2010 Equity Plan shall not exceed 30,000,000 shares of common stock. Options and Stock Appreciation Rights expire no later than ten years from the date of grant and the awards vest as determined by the Board of Directors. Options and Stock Appreciation Rights have a strike price not less than 100% of the fair market value of the common stock subject to the option or right at the date of grant.

2008 Equity Incentive Plan

The Company has previously granted (i) Non-statutory Stock Options; (ii) Restricted Stock Awards; and (iii) Stock Appreciation Rights (collectively, stock-based compensation) to its employees, directors and non-employees under a 2008 Equity Incentive Plan (the “2008 Equity Plan”).  Such awards may be granted by the Company’s Board of Directors.  Options granted under the 2008 Equity Plan expire no later than ten years from the date of grant and the awards vest as determined by the Board of Directors.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For share-based payments to non-employee consultants under both the 2010 and 2008 Equity Incentive Plan, the fair value of the share-based consideration issued is used to measure the transaction, as management believes this to be a more reliable measure of fair value than the services received.  The fair value of the award is expensed over the period service provided to the Company; however, it is ultimately measured at the price of the Company’s common stock or the fair value of stock options using the Black-Scholes valuation model on the date that the commitment for performance by the non-employee consultant has been reached or performance is complete, which is generally the vesting date of the award.

Director Compensation Plan

On February 22, 2010, the Compensation Committee of the Board of Directors of the Company adopted the Director Compensation Plan of 2010 (the “Director Plan”) to replace the Company’s former compensation policy for directors, effective for the 2010 calendar year commencing January 1, 2010.  Under the Director Plan, independent directors of the Company are entitled to an annual award of five-year stock options to purchase 50,000 shares of the Company’s unregistered common stock, and the Chairman of the Board of the Company is entitled to an annual award of options to purchase 100,000 shares of the Company’s unregistered common stock.  Independent directors who serve on one or more Board committees will also receive an annual grant of five-year options to purchase 50,000 shares of the Company’s unregistered common stock or 50,000 shares of restricted unregistered common stock.  For the initial Director Plan year, an independent director can chose to receive a cash fee equal to the value of the unregistered restricted common stock that would have otherwise been granted.  The Chairman of the Board is also entitled to the same arrangement for his services on Board committees at a rate of twice that of an independent director.  The Company will also pay each independent director $15,000 to offset the tax liability in respect of any unregistered restricted stock awards.  All unregistered common stock options and unregistered restricted stock issued under the Director Plan vest quarterly at a rate of 25%.

Stock Option Grants

Black-Scholes assumptions used to calculate the fair value of options granted during the years ended April 30, 2011 and 2010 were as follows:

	Years Ended April 30,
	2011	2010

Expected term in years	2.7 - 6.25	2.6 - 6.0
Risk-free interest rates	0.9% - 2.7%	1.2% - 3.1%
Volatility	105.2% - 122%	94% - 123%
Dividend yield	0%	0%

The weighted average fair value of stock options granted during the years ending April 30, 2011 and 2010, was $0.73 and $0.61, respectively. The Company’s stock options activity and related information as of and for the year ended April 30, 2011 is as follows:

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

					Weighted
				Weighted	Average
		Directors		Average	Remaining	Aggregate
	Non-	and		Exercise	Contractual	Intrinsic
	Employees	Employees	Total	Price	Life (Years)	Value

Outstanding, May 1, 2010	1,890,000	1,427,948	3,317,948	$0.77	4.37	$250,000
Granted	70,000	11,781,000	11,851,000	0.89
Exercised	-	-	-
Forfeited	-		-
Expired	(500,000)	(348,000)	(848,000)	0.58
Change in employee status	150,000	(150,000)	-	1.18

Outstanding, April 30, 2011	1,610,000	12,710,948	14,320,948	$0.88	8.44	$1,780,000

Vested and expected to vest as of April 30, 2011	1,610,000	12,719,948	14,320,948	$0.88	8.44	$1,780,000

Exercisable as of April 30, 2011	1,533,333	2,461,644	3,994,977	$0.85	5.68	$597,000

Included in the “granted” row in the table above are 10,000,000 options granted to the Company’s Chief Executive Officer and  President at the time of commencement of their employment in fiscal 2011, of which 5,000,000 contain only service-based vesting provisions and 5,000,000 contain both service- and performance-based vesting provisions.  The service-based provisions of these options provide for vesting to occur monthly over a period of three years.  The performance-based conditions, which must be met prior to vesting to occur include: (i) closing of one or more financings of the Company in the aggregate amount of at least $5,000,000; (ii) bringing in new Company management; (iii) launching of personalized medicine (oncology) business; and (iv) commencing implementation of the Company’s business plan.  The consideration as to whether these performance-based conditions have been met will be made by the Company’s Board of Directors.  The service-based options, like all of the Company’s service-based options, are being expensed on a straight-line basis.  Since the straight-line method is not available for performance or market-based share-based payments, the 5,000,000 performance-based options are being expensed on an accelerated basis.  The Company’s Board of Directors determined that in April 2011 each of the performance conditions under the awards were met.  As a result the awards will be expensed based on each monthly vesting tranche.

On January 14, 2011, the Company announced the resignation of Mark Schonau as Chief Financial Officer.  On February 8, subsequent to Mr. Schonau’s resignation, the Company and Mr. Schonau executed a final  Severance Agreement and General Release (the “Severance Agreement”).  The Severance Agreement called for, among other things, compensation of: (i) $15,000 in cash; (ii) the issuance of 5,555 restricted shares of the Company’s common stock, which had not previously been awarded; (iii) issuance of the vested portion of a previous restricted stock award of 2,842 common shares; and (iv) the ability to exercise options to purchase 150,000 shares of common stock at a strike price of $1.18 per share for a period of three years from the date of the Severance Agreement.  The 150,000 options in item (iv) were previously granted to Mr. Schonau as part of his employment agreement and were fully vested, but were set to expire within 90 days of his termination, absent the extension provided for in the Severance Agreement.  The Company recognized additional stock-based compensation expense of $80,000 as a result of this modification to Mr. Schonau’s stock options.

Effective January 1, 2010, the Company’s President and Principal Executive Officer resigned from the Company, and became a consultant to the Company.  In conjunction with this individual’s departure, the Company amended this individual’s employment agreement to accelerate the vesting of 166,670 unvested stock options to December 31, 2009.  This modification resulted in the recording of an additional $43,000 charge to compensation expense during fiscal 2010.  Total stock compensation expense recognized related to this option grant for the year ended April 30, 2010 was $104,700.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Stock Grants

A summary of the activity related to restricted stock granted under the 2008 Equity Incentive and Director Compensation Plan is as follows:

		Weighted
		Average	Weighted
		Grant	Average
		Date Fair	Remaining	Aggregate
	Total	Value Per	Contractual	Intrinsic
	Shares	Share	Term (Years)	Value

Nonvested as of May 1, 2010	33,526	$0.80	0.6	$1,932
Granted	205,555	0.90
Vested	(133,397)	0.87
Forfeited, canceled or expired	(5,684)	0.77
Nonvested as of April 30, 2011	100,000	$0.90	0.3	$9,500

Vested as of April 30, 2011	158,397	$0.84

The total fair value of shares vested during the years ended April 30, 2011 and 2010 was $133,397 and $22,000, respectively.

Stock Purchase Warrants

As of April 30, 2011, the Company has warrants outstanding for the purchase of 1,912,019 shares of its common stock, all of which were exercisable.  Of these warrants, 1,266,667 were issued in connection with the April 2011 financing arrangement and are accounted for as liabilities as further discussed in Note 7.  Activity related to these warrants, which expire at various dates through April 2016, is summarized as follows:

	of Shares	Exercise Price	Contractual Life (Years)	Intrinsic Value
Outstanding, May 1, 2010	748,983	$0.36	2.1	$367,000
Granted	1,266,667	0.90
Exercised	(103,631)	0.20		(82,905)
Forfeited, canceled or expired	-	-

Outstanding, April 30, 2011	1,912,019	$0.73	3.7	$524,000

Note 7. Redeemable Common Stock and Stock Purchase Warrant

On March 24, 2011, the Company entered into a Securities Purchase Agreement with several accredited investors for the sale to the investors of an aggregate 12,533,333 shares of the Company’s Common Stock at a purchase price of $0.75 per share, or an aggregate of $9,400,000, of which, $500,000 was sold to officers and directors of the Company.  As part of this transaction, the Company also issued warrants to purchase an aggregate 1,266,667  shares of Common Stock at an exercise price of $0.90 per share.  These warrants expire five years after the closing date, which occurred on April 4, 2011.  The Securities Purchase Agreement contains certain anti-dilution protections for the investors and certain registration rights with respect to the shares of Common Stock issued to the investors.  Furthermore, investors will have the right to require the Company to redeem the purchased common shares held by such investor (the “Put Option”) for cash for $0.75 per share upon a change of control or sale of substantially all of the company’s assets.  The Put Option will terminate upon the achievement of certain financial milestones by the Company, the sale of 25% of the common shares purchased by an investor, with respect only to the shares owned by such investor, or in certain other circumstances as outlined in the Securities Purchase Agreement.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The warrants issued in connection with the Securities Purchase Agreement contain certain exercise price reset provisions.  Under these provisions, the exercise price of the warrants may be adjusted downward should the Company have future sales of its Common Stock for no consideration or for a consideration per share less than the Per Share Price (as such term is defined in the Securities Purchase Agreement).

The Company has granted demand registration rights in connection with the investment in common shares and the common shares underlying the warrants.  These rights include the requirement of the Company to file certain registration statements within a specified time period and to have these registration statements declared effective within a specified time period.  If the Company is not able to comply with these registration requirements, the Company will be required to pay cash penalties equal to 1.0% of the aggregate Purchase Price paid by the investors for each 30-day period in which a Registration Default, as defined in the Securities Purchase Agreement, exists.  The Company may become subject to these penalty provisions if it fails to have a registration statement for the common shares declared effective, or to maintain the effectiveness of such registration statement. The total amount of potential penalties under this registration payment arrangement is $41,000 for each 30-day period in which a registration default exists; however, as of the date of this filing, the Company does not believe these penalties to be probable and accordingly, has not established an accrual for such registration payment arrangements.

The Company has accounted for the warrants issued in connection with the Securities Purchase Agreement as liabilities based on the exercise price reset provisions described above.  This liability, which is recorded at fair value on the accompanying consolidated balance sheet, totaled $936,000 at the time of the close of the Securities Purchase Agreement.  As of April 30, 2011, the fair value of these warrants increased $36,000 to $972,000.  The change in fair value of these warrants was recognized as other expense on the accompanying 2011 consolidated statement of operations. The fair value of these warrants was calculated by the Monte Carlo simulation valuation method. Assumptions used to calculate the fair value of these warrants were as follows:

Expected term in years	5.0
Risk-free interest rates	2.0%
Volatility	102%
Dividend yield	0%

The Company will continue to adjust the warrant liability for changes in fair value until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' equity, or expiration of the warrants. Changes in the liability from period to period are recorded in the consolidated statements of operations under the caption "Change in fair value of warrants."

Due to the Put Option described above, the Company has accounted for the common shares issued under the Securities Purchase Agreement as temporary equity, which is reflected under the caption “Redeemable common stock” on the accompanying consolidated balance sheet.  The total amount allocated to these common shares was $8,159,000.  This allocation is equal to the total proceeds of $9,400,000, less the amount allocated to the warrants of $936,000 and is net of direct and incremental costs associated with the Securities Purchase Agreement of $305,000.

Note 8. Stockholders’ Equity

Preferred Stock

The Company has 56,075 shares of Series A 12% preferred stock authorized and no shares issued and outstanding at April 30, 2011 and 2010.

Common Stock

On February 18, 2011, the Company’s Board of Directors approved the amendment and restatement of the Company’s Certificate of Incorporation (or “Charter”) and submitted the amended and restated Charter to the Company’s shareholders for approval.  Upon approval of the amended and restated Charter by a majority of the Company’s shareholders and filing the amended and restated Charter with the Secretary of State of Delaware, the amended and restated Charter will be effective.  Among other changes, the amended and restated Charter changes the name of the Company to “Champions Oncology, Inc.” and increases the authorized shares which the Company may issue from 50,000,000 shares of Common Stock to 125,000,000 shares of Common Stock.  On February 18, 2011, shareholders owning a majority of the issued and outstanding shares of the Company executed a written consent approving the amended and restated Charter.  In accordance with regulations of the Securities and Exchange Commission, the amended and restated Charter was filed with the SEC on March 7, 2011.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

From December 2009 through April 2010, the Company received gross proceeds of $2,250,000 from the private placement of 3,000,000 shares of the Company’s unregistered common stock.  This unregistered common stock was sold to accredited investors exempt from registration as provided by Section 4(2) of the Securities Act of 1933 and Regulation D.  The Company incurred approximately $28,000 in direct and incremental costs related to the offering.

As of April 30, 2010, the Company had executed subscription agreements for the private placement of 1,000,000 shares of unregistered common stock for $0.75 per share or $750,000. The amount was reflected as a subscription receivable as a contra-equity account on the balance sheet as of April 30, 2010. In 2011, the Company became aware that the amount was uncollectible in full and the full amount was reversed against additional paid in capital.

Treasury Stock

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

Under the agreement, the Company has paid this Board member approximately $73,000 and $218,000 for the purchase of 171,883 and 474,289  shares of the Company’s common stock for the years ended April 30, 2011 and April 30, 2010, respectively.

Effective May 2010, the Company terminated the consulting agreement with the Board member which correspondingly terminated the stock repurchase agreement.  Because the requirement for the Company to transfer cash in exchange for the shares of common stock ended with the termination of the consulting agreement, during the year ended April 30, 2011, the Company reclassified $114,000 from accrued stock purchase on the balance sheet into additional paid-in capital, which represented the remaining amount of the purchase price required under the repurchase arrangement after the termination of the consulting agreement.

Furthermore, under the stock repurchase agreement, the Company, at its option for one year following the termination of the consulting agreement, may purchase all or any part of the shares that have not been previously purchased, up to but not to exceed, 2,250,000 shares of the common stock, subject to the pricing formula described above. In April 2011, the Company repurchased 2,000,000 shares of the Company’s common stock from the Board Member of the Company, for a cash purchase price of $0.48 per share, or an aggregate purchase price of $960,000. The Company repurchased the shares using proceeds from the $9,400,000 received under the Securities Purchase Agreement that closed in April 2011 and is described above.

Note 9. Provision for Income Taxes

For the year ended April 30, 2011, the Company recorded a tax provision of $11,000 and for the year ended April 30, 2010, the Company recorded no net provision for income taxes.  The components of the provision are as follows:

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended April 30, 2011
	Federal	State	Foreign	Total

Current	$-	$-	$11,000	$11,000
Deferred	(1,200,000)	(68,000)	(68,000)	(1,336,000)
Change in valuation allowance	1,200,000	68,000	68,000	1,336,000

Total	$-	$-	$11,000	$11,000

	Year Ended April 30, 2010
	Federal	State	Foreign	Total

Current	$-	$-	$-	$-
Deferred	(922,000)	(198,000)	-	(1,120,000)
Change in valuation allowance	922,000	198,000	-	1,120,000

Total	$-	$-	$-	$-

A reconciliation between the Company’s effective tax rate and the United States statutory tax rate for the years ended April 30, 2011 and 2010 is as follows:
	Year Ended April 30,
	2011		2010

Federal income tax at statutory rate	34.0%		35.0%
State income tax, net of federal benefit	4.5		4.4
Permanent differences	(0.7)		(0.2)
Other	2.5		(0.9)
Change in valuation allowance	(35.2)		(38.3)
Changes in tax rates	(5.4)		-

Income tax expense	(0.3	) %	-%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities as of April 30, 2011 and 2010 consist of the following:
	As of April 30,
	2011	2010

Accrued liabilities	$9,000	$25,000
Depreciation and amortization	(4,000)	(1,000)
State taxes	-	(141,000)
Stock-based compensation expense	1,863,000	687,000
Capitalized research and development costs	1,182,000	1,436,000
Foreign net operating loss carry-forward	198,000	130,000
Net operating loss carry-forward	363,000	139,000

Total deferred tax assets	3,611,000	2,275,000
Less: Valuation allowance	(3,611,000)	(2,275,000)

Net deferred tax asset	$-	$-

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Management has evaluated the available evidence about future tax planning strategies, taxable income and other possible sources of realization of deferred tax assets and has established a full valuation allowance against its net deferred tax assets as of April, 30, 2011.  For the years ended April 30, 2011 and 2010, the Company recorded a valuation allowance of $3,611,000 and $2,275,000, respectively.  The increase in valuation allowance from fiscal year 2010 to 2011 is due to deferred tax assets generated related mainly to stock compensation and net operating loss carryforwards.  The Company has established a valuation allowance against its deferred tax assets as it is currently more-likely-than-not that all or a portion of a deferred tax asset will not be realized.  The valuation allowance reduces deferred tax assets to an amount that management believes will more likely than not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, the Company takes into account all evidence with regard to the utilization of a deferred tax asset including past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

As of April 30, 2011 and 2010, the Company’s estimated U.S. net operating loss carry-forwards were approximately $928,000 and $330,000, respectively.  As of April 30, 2011 and 2010, the Company’s foreign net operating loss carry-forward was approximately $790,000 and $309,000, respectively.  The Company’s federal and state net operating losses begin expiring in 2029.

The Company is in the process of evaluating its acquired net operating losses and the impact of applicable Section 382 analysis limitations on those net operating losses.  During fiscal year 2010, the Company wrote-off the net operating loss carryforwards from pre-acquisition periods that the Company does not believe it will ever be able to utilize.  As the Company previously established a full valuation allowance against its net operating losses, there was no impact on net loss.

The Company files income tax returns in various jurisdictions with varying statues of limitations.  As of April 30, 2011, the earliest tax year still subject to examination for state purposes is fiscal 2008.  The Company’s tax years for periods ending April 30, 1995 and forward are subject to examination by the United States and certain states due to the carry-forward of unutilized net operating losses.

Note 10. Related Party Transactions

Related party transactions include transactions between the Company and certain of its shareholders, management and affiliates.  The following transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

During the years ended April 30, 2011 and 2010, the Company paid one of its directors and former Chief Executive Officer, $143,000 and $104,000, respectively, in consulting fees and salary.  During the years ended April 30, 2011 and, 2010, the Company paid certain members of our Board of Directors $60,000 and $35,000, respectively, for consulting services unrelated to their duties as board members.  The Company incurred $180,000 in expense for the year ended April 30, 2010 from a substantial stockholder of the Company for consulting fees.  No amounts were payable to this stockholder as of April 30, 2011 and 2010.

During the years ended April 30, 2011 and 2010, the Company recognized approximately $201,000 and $60,000, respectively, in revenues from companies whose board members were also members of our Board of Directors.  Of these amounts, $0 and $40,000 was outstanding as a receivable as of April 30, 2011 and 2010, respectively.

Note 11. Supplemental Schedule of Cash Flow Information

Supplemental cash flow information is as follows:
	Year Ended April 30,
	2011	2010
Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

Supplemental disclosure of non-cash investing and financing activities:
Purchases of property and equipment included in accounts payable	-	2,000
Stock subscription receivable	(750,000)	750,000

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 12. Grant Income

On October 29, 2010, the Company was notified that it was awarded total cash grants of approximately $1.5 million under the Qualifying Therapeutic Discovery Project program administered under section 48D of the Internal Revenue Code, of which approximately $1.0 million related to qualifying expenses the Company had previously incurred during fiscal 2010 and $0.5 million related to qualifying expenses which the Company expected to incur during fiscal 2011.  In November 2010, the Company received approximately $1.0 million and expects to receive the $0.5 million related to the 2011 expenditures during the Company’s fiscal 2012 year.  All amounts recognized under the grant ($1.5million in 2011) are recorded as a component of other income on the accompanying consolidated statements of operations.