Form 10-Q
period 2011-07-31
CHAMPIONS ONCOLOGY, INC.
filed 2011-09-13
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2011
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                                      to

Commission file number 0-17263

CHAMPIONS ONCOLOGY, INC.
(Exact name of registrant as defined in its charter)
Delaware	52-1401755
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

855 North Wolfe Street, Suite 619	21205
Baltimore, Maryland	(Zip Code)
(Address of principal executive offices)

(410) 369-0365
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports).  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The number of Common Shares of the Registrant outstanding as of August 31, 2011 was 46,268,436.

DOCUMENTS INCORPORATED BY REFERENCE - None

INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
CHAMPIONS ONCOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	April 30,
	2011	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,839,000	$10,457,000
Accounts receivable	1,236,000	585,000
Grant receivable	504,000	517,000
Prepaid expenses and other current assets	341,000	276,000

Total current assets	10,920,000	11,835,000

Property and equipment, net	212,000	146,000
Goodwill	669,000	669,000

Total assets	$11,801,000	$12,650,000

LIABILITIES, COMMITMENTS AND CONTINGENCIES,
REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$1,498,000	$1,580,000
Accrued liabilities	264,000	302,000
Deferred revenue	2,077,000	1,618,000

Total current liabilities	3,839,000	3,500,000

Warrant liability	795,000	972,000

Total liabilities	4,634,000	4,472,000

Commitments and contingencies	-	-

Redeemable common stock; $0.001 par value; 12,533,333 contingently puttable common shares outstanding as of July 31, 2011 and April 30, 2011	8,159,000	8,159,000

Stockholders' equity (deficit):
Preferred stock, $10 par value; 56,075 shares authorized; no shares issued and outstanding as of July 31, 2011 and April 30, 2011	-	-
Common stock, $.001 par value; 125,000,000 shares authorized, including redeemable common stock, 36,971,667 and 36,956,667 shares issued and 33,930,103 and 33,870,000 shares outstanding as of July 31, 2011 and April 30, 2011, respectively	37,000	37,000
Treasury stock, at cost, 3,236,000 common shares as of July 31, 2011 and April 30, 2011	(1,252,000)	(1,252,000)
Additional paid-in capital	18,802,000	17,784,000
Accumulated deficit	(18,519,000)	(16,482,000)
Accumulated other comprehensive loss	(60,000)	(68,000)

Total stockholders' equity (deficit)	(992,000)	19,000

Total liabilities, redeemable common stock and stockholders' equity (deficit)	$11,801,000	$12,650,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended July 31,
	2011	2010
Operating revenue:
Personalized oncology solutions	$601,000	$1,109,000
Translational oncology solutions	1,033,000	491,000

Total operating revenue	1,634,000	1,600,000

Costs and operating expenses:
Cost of personalized oncology solutions	483,000	324,000
Cost of translational oncology solutions	419,000	222,000
Research and development	541,000	919,000
Sales and marketing	688,000	134,000
General and administrative	1,717,000	604,000

Total costs and operating expenses	3,848,000	2,203,000

Loss from operations	(2,214,000)	(603,000)

Other income (expense):
Change in fair value of warrant liability	177,000	-
Other income	-	12,000

Total other income	177,000	12,000

Loss before provision for income taxes	(2,037,000)	(591,000)
Provision for income taxes	-	-

Net loss	$(2,037,000)	$(591,000)

Net loss per common share outstanding, including redeemable common stock, basic and diluted	$(0.04)	$(0.02)

Weighted average common shares outstanding, including redeemable common stock, basic and diluted	46,420,000	33,774,000

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Net loss	$(2,037,000)	$(591,000)
Foreign currency translation adjustment	8,000	4,000

Comprehensive loss	$(2,029,000)	$(587,000)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended July 31,
	2011	2010
Operating activities:
Net loss	$(2,037,000)	$(591,000)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,014,000	170,000
Depreciation expense	29,000	10,000
Change in fair value of warrant liability	(177,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(651,000)	13,000
Grant receivable	13,000	-
Prepaid expenses, deposits and other	(65,000)	109,000
Accounts payable	(82,000)	165,000
Accrued liabilities	(38,000)	43,000
Deferred revenue	459,000	(355,000)

Net cash used in operating activities	(1,535,000)	(436,000)

Investing activities:
Purchase of property and equipment	(95,000)	(20,000)

Net cash used in investing activities	(95,000)	(20,000)

Financing activities:
Purchase of treasury stock	-	(31,000)
Proceeds from exercise of options and warrants	4,000	-

Net cash provided by (used in) financing activities	4,000	(31,000)

Exchange rate effect on cash and cash equivalents	8,000	3,000

Decrease in cash and cash equivalents	(1,618,000)	(484,000)
Cash and cash equivalents, beginning of period	10,457,000	2,572,000

Cash and cash equivalents, end of period	$8,839,000	$2,088,000

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization, Use of Estimates and Basis of Presentation

Champions Oncology, Inc. (the “Company”), is a company that is engaged in the development of advanced technology solutions and services to personalize the development and use of oncology drugs. The Company’s Tumorgraft Technology Platform is a novel approach to personalizing cancer care based upon the implantation of human tumors in immune deficient mice. The Company uses this technology to derive revenue for two customer groups: Personalized Oncology Solutions (“POS”), and Translational Oncology Solutions (“TOS”). Personal Oncology Solutions assist physicians in developing personalized treatment options for their cancer patients through access to panels of expert medical professionals and tumor specific data. The Company’s Translational Oncology Solutions offer a technology platform to pharmaceutical and biotechnology companies using proprietary Tumorgraft studies, which have been shown to be predictive of how drugs may perform in clinical settings.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries:  Biomerk, Inc, Champions Biotechnology U.K., Limited and Champions Oncology (Israel) Ltd., which was established in November 2010.  All material intercompany transactions have been eliminated in consolidation. The financial statements of the Company’s foreign subsidiaries, all of which have a functional currency other than the U.S. dollar, have been translated into the U.S. dollar for each period presented. Translation gains and losses are recognized as a component of accumulated other comprehensive loss. The Company is subject to foreign exchange rate fluctuations in connection with the Company’s international operations.

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany transactions and accounts have been eliminated. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in the Company’s annual consolidated financial statements for the year ended April 30, 2011, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 30, 2011.  Certain reclassifications have been made to the prior period financial statement amounts to conform to current presentation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include valuation assumptions used for share-based compensation and warrant liability, expenses related to personalized oncology solutions and the carrying amounts of long-lived assets and deferred taxes.

Basic loss per share is calculated by dividing loss available to common shareholders by the weighted average number of common shares (including redeemable common stock) outstanding for the period.  Diluted loss per share is calculated based on the weighted average number of common shares (including redeemable common stock) outstanding for the period, plus the dilutive effect of common stock purchase warrants, stock options and restricted stock units using the treasury stock method.  Contingently issuable shares are included in the calculation of basic earnings per share when all contingencies surrounding the issuance of the shares are met and the shares are issued or issuable.  Contingently issuable shares are included in the calculation of dilutive earnings per share as of the beginning of the reporting period if, at the end of the reporting period, all contingencies surrounding the issuance of the shares are satisfied or would be satisfied if the end of the reporting period were the end of the contingency period.  Due to the net losses for the three months ended July 31, 2011 and 2010, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

CHAMPIONS ONCOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects the potential weighted average incremental shares of common stock that have been excluded from the computation of diluted loss per common share since their effect would be anti-dilutive.

	Three Months Ended July 31,
	2011	2010

Stock options	437,054	650,385
Warrants	431,668	462,273
Restricted stock	-	2,974

Total common stock equivalents	868,722	1,115,632

Note 2. Recently Issued Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”).  ASU 2011-05 provides for the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income (“OCI”) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which format is chosen, the amendments establish a requirement for entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in ASU 2011-05 are effective, on a retrospective basis, for public entities for interim and annual periods beginning after December 15, 2011. The adoption of this guidance will not have any impact on the Company’s financial position and results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASC 2011-05”).  The amendments in ASC 2011-05 were issued in order to align the fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards.  Consequently, the amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements.  However, many of the amendments in ASC 2011-05 will not result in a change in the application of the requirements in ASC 820, Fair Value Measurement. The amendments in ASU 2011-04 are effective, on a prospective basis, for public entities for interim and annual periods beginning after December 15, 2011. The adoption of this guidance will not have any impact on the Company’s financial position and results of operations.

During December 2010, the FASB issued ASU No. 2010-28, Intangibles - Goodwill and Other (“ASU 2010-28”). ASU 2010-28 addresses questions about entities with reporting units with zero or negative carrying amounts because some entities concluded that Step 1 of the goodwill impairment test is passed in those circumstances because the fair value of their reporting unit will generally be greater than zero. The amendments in this update do not provide guidance on how to determine the carrying amount or measure the fair value of the reporting unit. The amendments in this update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This update was effective for fiscal years beginning after December 15, 2010. The Company does not anticipate that the adoption of this standard will have a  material impact on the Company’s financial position and results of operations. The Company tests for goodwill impairment annually during its fourth quarter, or more frequently if circumstances indicate potential impairment.

Note 3. Property and Equipment

Property and equipment is recorded at cost and consists of laboratory equipment, furniture and fixtures, and computer hardware and software. Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets ranging from three to seven years. Property and equipment consisted of the following:

CHAMPIONS ONCOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	July 31,	April 30,
	2011	2011
	(unaudited)
Furniture and fixtures	$44,000	$10,000
Computer equipment and software	167,000	119,000
Laboratory equipment	67,000	56,000
Leasehold improvements	2,000	2,000
Software in-progress	26,000	24,000

Total property and equipment	306,000	211,000
Less: Accumulated depreciation	(94,000)	(65,000)

Property and equipment, net	$212,000	$146,000

Depreciation expense was $29,000 and $10,000 for the three months ended July 31, 2011 and 2010, respectively.

Note 4. Share-Based Payments

The Company has in place a 2010 Equity Incentive Plan, a 2008 Equity Incentive Plan and a Director Compensation Plan of 2010, all of which are described in more detail in the Company’s Annual Report on Form 10-K for the year ended April 30, 2011. In general, these plans provide for stock-based compensation in the form (i) Non-statutory Stock Options; (ii) Restricted Stock Awards; and (iii) Stock Appreciation Rights to the Company’s employees, directors and non-employees.  The plans also provide for limits on the aggregate number of shares that may be granted, the term of grants and the strike price of option awards.

Stock-based compensation in the amount of $1,014,000 and $170,000 was recognized for the three months ended July 31, 2011 and 2010, respectively.  Stock-based compensation expense was recognized as follows:

	Three Months Ended July 31,
	2011	2010

General and administrative	$916,000	$140,000
Sales and marketing	74,000	8,000
Research and development	24,000	22,000

Total stock-based compensation expense	$1,014,000	$170,000

Stock Option Grants

Black-Scholes assumptions used to calculate the fair value of options granted during the three months ended July 31, 2011 and 2010 were as follows:

	Three Months Ended July 31,
	2011	2010

Expected term in years	5.75	6.0
Risk-free interest rates	1.9% - 2.2%	2.0%
Volatility	107.1% - 107.3%	104%
Dividend yield	0%	0%

The weighted average fair value of stock options granted during the three months ended July 31, 2011 and 2010 was $0.74 and $0.75, respectively. The Company’s stock options activity for the three months ended July 31, 2011 is as follows:

CHAMPIONS ONCOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

					Weighted
				Weighted	Average
		Directors		Average	Remaining	Aggregate
	Non-	and		Exercise	Contractual	Intrinsic
	Employees	Employees	Total	Price	Life (Years)	Value

Outstanding, May 1, 2011	1,610,000	12,710,948	14,320,948	$0.88	8.44
Granted	-	245,000	245,000	0.92
Exercised	-	-	-
Forfeited	-	(50,000)	(50,000)
Expired	-	-	-
Change in employee status	-	-	-

Outstanding, July 31, 2011	1,610,000	12,905,948	14,515,948	0.88	8.13	$653,643

Vested and expected to vest as of July 31, 2011	1,610,000	12,879,281	14,489,281	0.88	8.13	652,310

Exercisable as of July 31, 2011	1,533,333	3,859,250	5,392,583	0.86	6.33	442,526

Restricted Stock Grants

A summary of the activity related to restricted stock grants is as follows:

		Weighted
		Average
		Grant
		Date Fair
	Total	Value Per
	Shares	Share

Nonvested as of May 1, 2011	100,000	$0.90
Granted	-
Vested	50,000	0.90
Forfeited	-

Nonvested as of July 31, 2011	50,000	0.90

The aggregate fair value of shares vested during the three months ended July 31, 2011 was $43,000.

Stock Purchase Warrants

As of July 31, 2011, the Company has warrants outstanding for the purchase of 1,897,019 shares of its common stock, all of which are exercisable.  Of these warrants, 1,266,667 were issued in connection with the April 2011 financing arrangement and are accounted for as liabilities as further discussed in Note 5. 15,000 warrants were exercised on July 11, 2011.  As of July 31, 2011, the weighted average exercise price of these warrants was $0.73 and the weighted average contractual life was 3.46 years.

Note 5. Redeemable Common Stock and Stock Purchase Warrant

On March 24, 2011, the Company entered into a Securities Purchase Agreement with several accredited investors for the sale to the investors of an aggregate 12,533,333 shares of the Company’s Common Stock at a purchase price of $0.75 per share, or an aggregate of $9,400,000, of which, $500,000 was sold to officers and directors of the Company.  As part of this transaction, the Company also issued warrants to purchase an aggregate 1,266,667  shares of Common Stock at an exercise price of $0.90 per share.  These warrants expire five years after the closing date, which occurred on April 4, 2011.  The Securities Purchase Agreement contains certain anti-dilution protections for the investors and certain registration rights with respect to the shares of Common Stock issued to the investors.  Furthermore, investors will have the right to require the Company to redeem the purchased common shares held by such investors (the “Put Option”) for cash for $0.75 per share upon a change of control or sale of substantially all of the company’s assets.  The Put Option will terminate upon the achievement of certain financial milestones by the Company, the sale of 25% of the common shares purchased by an investor, with respect only to the shares owned by such investor, or in certain other circumstances as outlined in the Securities Purchase Agreement.

CHAMPIONS ONCOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company has accounted for the warrants issued in connection with the Securities Purchase Agreement as liabilities based on the exercise price reset provisions described above.  This liability, which is recorded at fair value on the accompanying unaudited condensed consolidated balance sheets, totaled $936,000 at the time of the close of the Securities Purchase Agreement.  As of April 30, 2011, the fair value of these warrants increased $36,000 to $972,000.  During the quarter ended July 31, 2011, the fair value of these warrants decreased by $177,000 to $794,000.  The change in fair value of these warrants has been, and will be, recognized as other income (expense) on the Company’s unaudited condensed consolidated Statements of Operations. The fair value of these warrants was calculated by the Monte Carlo simulation valuation method. Assumptions used to calculate the fair value of these warrants were as follows:

	July 31,	April 30,
	2011	2011

Expected term in years	4.7	5.0
Risk-free interest rates	1.4%	2.0%
Volatility	103%	102%
Dividend yield	0%	0%

The Company will continue to adjust the warrant liability for changes in fair value until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' equity, or expiration of the warrants.

Due to the Put Option described above, the Company has accounted for  Common Stock issued under the Securities Purchase Agreement as temporary equity, which is reflected under the caption “Redeemable common stock” on the accompanying Condensed Consolidated Balance Sheets.  The total amount allocated to these common shares was $8,159,000.  This allocation is equal to the total proceeds of $9,400,000, less the amount allocated to the warrants of $936,000 and is also net of direct and incremental costs associated with the Securities Purchase Agreement of $305,000.

Note 6. Related Party Transactions

Related party transactions include transactions between the Company and certain of its shareholders, management and affiliates.  The following transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

CHAMPIONS ONCOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consulting Services

During the three months ended July 31, 2011 and 2010, the Company paid one of its directors and former Chief Executive Officer, $18,000 and $15,000, respectively, in consulting fees.  During the three months ended July 31, 2011 and 2010, the Company paid certain members of its Board of Directors $16,000 and $10,000, respectively, for consulting services unrelated to their duties as board members.  The Company incurred $4,000 in expenses for the three months ended July 31, 2011 from a substantial stockholder of the Company for consulting fees. $2,000 was payable to this stockholder as of July 31, 2011. As of the date of this filing, the Company has satisfied this obligation. No such expenses were incurred for the three months ended July 31, 2010.

Revenue

During the three months ended July 31, 2011, the Company recognized $20,000 in revenues from companies whose board members were also members of the Company’s Board of Directors. These revenues are still receivable as of the date of this filing. No such revenues were incurred for the three months ended July 31, 2010.

Note 7. Commitments and Contingencies

Operating Leases

As of July 31, 2011, the Company leases office and laboratory space under a non-cancelable operating lease in Baltimore, Maryland, which expires in April 2014, office space under a non-cancelable operating lease in Ra’anana, Israel, which expires in July 2012, and office space in Hackensack, New Jersey under a non-cancellable operating lease, which expires in 2014. Rent expense under all lease agreements was approximately $36,700 and $14,200 for the three months ended July 31, 2011 and 2010, respectively.

Research and Development Materials Purchase Agreement

In February 2010, the Company entered into a research and development materials purchase agreement with a foreign hospital for the acquisition of Tumorgrafts.  Under the agreement, the Company makes monthly payments to the foreign hospital of approximately $37,000 for 18 months, commencing March 1, 2010.  Future payments due under the agreement total $144,000 at July 31, 2011 and are due during the remainder of the fiscal year ending April 30, 2012.

Legal Matters

The Company is party to certain legal matters arising in the ordinary course of its business.  The Company has evaluated its potential exposure to these legal matters, and has concluded that there were no reasonably possible or probable liabilities at July 31, 2011 and April 30, 2011.  The Company is not aware of any other matters that would have a material impact on the Company’s financial position or results of operations.

Registration Payment Arrangements

The Company has entered into registration rights agreements in connection with a private placement of its securities, which closed during April 2011 and is discussed more fully in Note 5.  This registration rights agreement contains provisions that may call for the Company to pay penalties in certain circumstances.  This registration payment arrangement primarily relates to the Company’s ability to file a registration statement within a particular time period, have a registration statement declared effective within a particular time period and to maintain the effectiveness of the registration statement for a particular time period.  The Company does not believe it is probable that penalty payments will be made for the registration rights agreement discussed above and, accordingly, has not accrued for such potential penalties as of July 31, 2011.

Note 8. Licensing Agreements

During fiscal 2011, the Company was a party to several different licensing agreements, all of which are described in more detail in the Company’s Annual Report on Form 10-K for the year ended April 30, 2011.  During April 2011, the Company terminated all of these licensing agreements with the exception of the Liposome Option Agreement, which is described further below.  All rights related to all other licensing agreements that were terminated during April 2011 were returned to the underlying companies and no amounts were due under these other agreements as of April 30, 2011.

CHAMPIONS ONCOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In February 2010, the Company entered into an exclusive option agreement with a Canadian company for which it paid and expensed $40,000 during the Company’s fiscal 2010 year.  The option agreement granted the Company the exclusive right to review Irinophore C, a nanoparticle drug compound, for the treatment of various forms of cancer, including melanoma, prostate, breast and lung cancer through April 2011.  During the option year, the Company performed various tumorgraft testing on the nanoparticle compound. In March 2011, the Company exercised its option to license Irinophore C, a liposomal formulation of Irinotecan. Under the terms of the agreement, the company’s exercise of the option resulted in amounts due to the Canadian company of $85,000 comprised of the option exercise price and reimbursement to the Canadian company for past patent costs, which is recorded as a liability as of July 31, 2011 and April 30, 2011.  As of the date of this filing, the Company has satisfied this obligation.  Under the terms of the license agreement, the Company will be required to pay up to $3 million in development milestones.  Upon commercialization, the Company would also be required to make royalty payments and sales milestone based upon revenues.   Commencing with the second anniversary of the agreement (March 2013), the Company will be obligated to pay a minimum annual royalty of $10,000 (Canadian).

Note 9. Cephalon Agreement

On March 16, 2011, the Company entered into an agreement with Cephalon, Inc., (“Cephalon”), pursuant to which the Company will conduct low Tumorgraft studies on proprietary chemical compounds provided by Cephalon to determine the activity or response of a compound in potential clinical indications. In April 2011, Cephalon paid an initiation fee of $1,390,000 to the Company which is reflected within deferred revenue on the Condensed Consolidated Balance Sheets as of July 31, 2011 and April 30, 2011. The Company anticipates that the studies will be completed within 12 months of the execution of the agreement.  As models, along with required reports, are delivered, the deferred revenue will be recognized on a proportionate basis in accordance with the Company’s revenue recognition policies. No revenue was recognized in the quarter ended July 31, 2011, as no models were delivered. The Company expects the models will begin being delivered in the second quarter of our fiscal year ending April 30, 2012. Cephalon will, under certain conditions, also pay the Company various amounts upon achieving certain milestones. Potential milestone payments under the Agreement total $27 million. In addition, under certain conditions, Cephalon will pay the Company royalties on any commercialized products developed under the Agreement.

Note 10. Supplemental Cash Flow Information

There was no cash paid for interest or income taxes during the three months ended July 31, 2011 and 2010.

Note 11. Grant Income

On October 29, 2010, the Company was notified that it was awarded total cash grants of approximately $1.5 million under the Qualifying Therapeutic Discovery Project program administered under section 48D of the Internal Revenue Code, of which approximately $1.0 million related to qualifying expenses the Company had previously incurred during fiscal 2010 and $0.5 million related to qualifying expenses which the Company expected to incur during fiscal 2011.  In November 2010, the Company received approximately $1.0 million and expects to receive $0.5 million related to the 2011 expenditures during the Company’s fiscal year.  To date, the $0.5 million has not been received.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the condensed consolidated financial statements and related notes that appear elsewhere in this report.

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

Forward-looking statements speak only as of the date the statements are made. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2011, as updated in our subsequent reports filed with the SEC, including any updates found in Part II, Item 1A of this or other reports on Form 10-Q. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Overview and Recent Developments

As explained in Item 1, “Business” of our Form 10-K for the year ended April 30, 2011, our operations have recently been refocused to emphasize our Personalized Oncology Solutions (POS) and Translational Oncology Solutions (TOS) lines of business.  We also plan to continue our research and development efforts to expand our Tumorgraft Technology Platform in order to expand our TOS program.

CHAMPIONS ONCOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Operating Results

The following table summarizes our operating results for the periods presented below:

	For the Three Months Ended July 31,
		% of		% of	%
	2011	Revenue	2010	Revenue	Change
Operating revenue:
Personalized oncology solutions	$601,000	36.8%	$1,109,000	69.3%	(45.8)%
Translational oncology solutions	1,033,000	63.2	491,000	30.7	110.4

Total operating revenue	1,634,000	100.0	1,600,000	100.0	2.1

Costs and operating expenses:
Cost of personalized oncology solutions	483,000	29.6	324,000	20.3	49.1
Cost of translational oncology solutions	419,000	25.6	222,000	13.9	88.7
Research and development	541,000	33.1	919,000	57.4	(41.1)
Sales and marketing	688,000	42.1	134,000	8.4	413.4
General and administrative	1,717,000	105.1	604,000	37.8	184.3

Total costs and operating expenses	3,848,000	235.5	2,203,000	137.7	74.7

Operating loss	$(2,214,000)	(135.5)%	$(603,000)	(37.7)%	267.2

Operating Revenues

Operating revenues were $1.6 million for each of the three month periods ended July 31, 2011 and 2010.

Personalized oncology solutions revenues were $0.6 million and $1.1 million for the three months ended July 31, 2011 and 2010, respectively, a decrease of $0.5 million, or 46%.  This decrease was the result of the Company’s strategic decision to re-engineer its products to facilitate lower price points which are expected to result in higher volumes. During the quarter, the Company did generate significantly higher volumes, but these were not yet sufficient to overcome the impact of the price decreases.  These decreases were partially offset by an increase in gene sequencing revenue over the prior year first quarter.

Translational oncology solutions revenues were $1.0 million and $0.5 million for the three months ended July 31, 2011 and 2010, respectively, an increase of $0.5 million or 110%.  The increase in TOS revenues was due primarily to an increase in the number of contracts over the prior year first quarter, driven by the Company’s increased sales efforts.

Cost of Personalized Oncology Solutions

Cost of POS for the three months ended July 31, 2011 and 2010 was $0.5 million and $0.3 million, respectively, an increase of $0.2 million, or 49%.  For the three months ended July 31, 2011 and 2010, gross margins for POS were 20% and 71%, respectively.  The decrease in gross margin was due to declines in pricing.

Cost of Translational Oncology Solutions

Cost of TOS for the three months ended July 31, 2011 and 2010 was $0.4 million and $0.2 million, respectively, an increase of $0.2 million, or 89%.  The increase in costs was due to the increased volume of TOS business.  For the three months ended July 31, 2011 and 2010, gross margins for TOS were 59% and 55%, respectively.

CHAMPIONS ONCOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Research and Development

Research and development expenses for the three months ended July 31, 2011 and 2010 were $0.5 million and $0.9 million, respectively, a decrease of $0.4 million, or 41%.  The decrease from prior year first quarter was primarily related to lower spending on our technology platform and tumorgraft testing on the in-licensed compounds.

Sales and Marketing

Sales and marketing expenses for the three months ended July 31, 2011 and 2010 were $0.7 million and $0.1 million, respectively, an increase of $0.6 million, or 413%.  The increase is primarily related to the increase in Company sales force personnel and increased marketing and promotional expenses.

General and Administrative

General and administrative expenses for the three months ended July 31, 2011 and 2010 were $1.7 million and $0.6 million, respectively, an increase of $1.1 million, or 184%.  The increase is primarily related to an increase in stock-based compensation and an increase in Company personnel due to growth.

Other Income (Expense)

Other income for the three months ended July 31, 2011 and 2010 was $177,000 and $12,000 respectively, an increase of $165,000.  During the three months ended July 31, 2011, the Company recognized income of $177,000 for the change in fair value of warrants that are accounted for as liabilities and are described further below and in Note 5 to the accompanying unaudited condensed consolidated financial statements. The Company will continue to adjust the warrant liability for changes in fair value until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' equity, or expiration of the warrants. This change in fair value of warrant liability was a result of revaluing the warrant liability based on the Monte Carlo simulation valuation model, impacted primarily by the quoted price of the Company's common stock. The revaluation of the warrant liability has no impact on our cash balances.

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements and other strategic initiatives.  In the past, we have met these cash requirements through our cash and cash equivalents, working capital management and proceeds from certain private placements of our securities.  As of July 31, 2011, we had working capital of $7.1 million and cash and cash equivalents of $8.8 million.  We believe that our cash and cash equivalents on hand at July 31, 2011 are adequate to fund operations for at least the next twelve months.

On March 24, 2011, we entered into a Securities Purchase Agreement with several accredited investors for the sale to the investors of an aggregate 12,533,333 shares of the Company’s common stock at a purchase price of $0.75 per share, or an aggregate of $9,400,000, of which, $500,000 was sold to officers and directors of the Company.  As part of this transaction, we issued warrants to purchase an aggregate 1,010,000 shares of common stock at an exercise price of $0.90 per share.  These warrants expire five years after the closing date, which occurred on April 4, 2011.  The Securities Purchase Agreement contains certain anti-dilution protections for the investors and certain registration rights with respect to the shares of common stock issued to the investors.  Furthermore, investors will have the right to require the Company to repurchase the purchased common shares held (the “Put Option”) for cash for $0.75 per share upon a change of control or sale of substantially all of the company’s assets.  The Put Option will terminate upon the achievement of certain financial milestones by the Company, the sale of 25% of the common shares purchased by an investor, with respect only to the shares owned by such investor, or in certain other circumstances as outlined in the Securities Purchase Agreement.

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

CHAMPIONS ONCOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has accounted for the warrants issued in connection with the Securities Purchase Agreement as liabilities based on the exercise price reset provisions described above.  This liability, which is recorded at fair value on the accompanying Condensed Consolidated Balance Sheets, totaled $746,000 at the time of the close of the Securities Purchase Agreement.  As of April 30, 2011, the fair value of these warrants increased $36,000 to $782,000.  During the quarter ended July 31, 2011, the fair value of these warrants decreased by $177,000 to $794,000.  The change in fair value of these warrants has been, and will be, recognized as other income (expense) on the Company’s Statement of Operations. The fair value of these warrants was calculated by the Monte Carlo simulation valuation method. The Company will continue to adjust the warrant liability for changes in fair value until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' equity, or expiration of the warrants. Changes in the liability from period to period are recorded in the statements of operations under the caption "Change in fair value of warrants."

Due to the Put Option described above, the Company has accounted for the Common Stock issued under the Securities Purchase Agreement as temporary equity, which is reflected under the caption “Redeemable common stock” on the consolidated balance sheet, at April 30, 2011 included in Item 15.  The total amount allocated to these common shares was $8,159,000.  This allocation is equal to the total proceeds of $9,400,000, less the amount allocated to the warrants of $936,000 and is net of direct and incremental costs associated with the Securities Purchase Agreement of $305,000.

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

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash used in operating activities was $1.5 million and $0.4 million for the three months ended July 31, 2011 and 2010, respectively.  The increase of $1.1 million cash used in operations relates to the net loss and the increase in accounts receivable, offset primarily by an increase in stock-based compensation expense.

Cash Flows from Investing Activities

Net cash used in investing activities was $95,000 and $20,000 for the three months ended July 31, 2011 and 2010, respectively.  Cash used for the quarter ended July 31, 2011 relates to the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $4,000 for the three months ended July 31, 2011, due to the exercise of 15,000 warrants.  Net cash used in financing activities were $31,000 for the three months ended July 31, 2010, due to the purchase of treasury stock.

Critical Accounting Estimates and Policies

We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity:

CHAMPIONS ONCOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Warrant Liability

Warrant liability represents the fair value of warrants issued in connection with the Securities Purchase Agreement as liabilities based on the certain exercise price reset provisions.  The  liability, which is recorded at fair value on the accompanying consolidated balance sheet, is calculated by the Monte Carlo simulation valuation method.  The change in fair value of these warrants is recognized as other expense in the consolidated statement of operations.

CHAMPIONS ONCOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Research and Development

 Research and development costs represent costs incurred internally for research and development activities, costs of licensing drug compounds as well as costs incurred externally to fund research activities.  All research and development costs are expensed as incurred.  Non-refundable advance payments are capitalized and recorded as expense when the respective product or services are delivered.

Recently Issued Accounting Pronouncements

See Note 2 of our Notes to Unaudited Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Off-Balance Sheet Financing

We have no off-balance sheet debt or similar obligations. We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position. We do not guarantee any third-party debt.

CHAMPIONS ONCOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are involved in litigation incidental to the conduct of our business. While the outcome of lawsuits and other proceedings against us cannot be predicted with certainty, in the opinion of management, individually or in the aggregate, no such lawsuits are expected to have a material effect on our financial position or results of operations.

Item 1A. Risk Factors

There have been no material changes in risk factors previously disclosed in our Form 10-K for the year ended April 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Other Information

None.

CHAMPIONS ONCOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Item 5. Exhibits

No.	Exhibit
31.1	8650 Section 302 Certification of Chief Executive Officer
31.2	8650 Section 302 Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release dated September 13, 2011
101
Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2011 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets, July 31, 2011 and April 30, 2011, (ii) Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended July 31, 2011 and 2010, (iii) Condensed Consolidated Statements of Cash Flows for the three months ended July 31, 2011 and 2010, and (v) Notes to Consolidated Financial Statements

CHAMPIONS ONCOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPIONS ONCOLOGY, INC.
(Registrant)

Date: September 13, 2011	By:	/s/ Joel Ackerman
Joel Ackerman
Chief Executive Officer and
Acting Chief Financial Officer