Form 10-Q
period 2011-10-31
CHAMPIONS ONCOLOGY, INC.
filed 2011-12-14
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended October 31, 2011
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number 0-17263

CHAMPIONS ONCOLOGY, INC.
(Exact name of registrant as defined in its charter)
Delaware	52-1401755
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

One University Plaza, Suite 307	07601
Hackensack, NJ	(Zip Code)
(Address of principal executive offices)
(410) 369-0365
(Registrant’s telephone number, including area code)

855 N. Wolfe Street, Suite 619, Baltimore, MD 21205
(Former name, former address and former fiscal year, if changed since last report)

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

The number of Common Shares of the Registrant outstanding as of November 30, 2011 was 46,998,788.

INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2011

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	April 30,
(Dollars in Thousands)	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$7,119	$10,457
Accounts receivable, net of allowance for doubtful accounts	832	585
Grant receivable	517	517
Prepaid expenses and other current assets	328	276

Total current assets	8,796	11,835

Restricted cash	150	-
Property and equipment, net	257	146
Goodwill	669	669

Total assets	$9,872	$12,650

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$1,294	$1,580
Accrued liabilities	223	302
Deferred revenue	1,899	1,618

Total current liabilities	3,416	3,500

Warrant liability	684	972

Total liabilities	4,100	4,472

Redeemable common stock; $0.001 par value; 12,533,333 contingently puttable common shares outstanding as of October 31, 2011 and April 30, 2011	8,159	8,159

Stockholders' equity (deficit):
Preferred stock, $10 par value; 56,075 shares authorized; no shares issued
and outstanding as of October 31, 2011 and April 30, 2011	-	-
Common stock, $.001 par value; 125,000,000 shares authorized, including redeemable common stock, 37,451,691 and 36,956,667 shares issued and 34,465,000 and 33,870,000
shares outstanding as of October 31, 2011 and April 30, 2011, respectively	37	37
Treasury stock, at cost, 3,236,000 common shares as of
October 31, 2011 and April 30, 2011, respectively	(1,252)	(1,252)
Additional paid-in capital	19,750	17,784
Accumulated deficit	(20,869)	(16,482)
Accumulated other comprehensive income (loss)	(53)	(68)

Total stockholders' equity (deficit)	(2,387)	19

Total liabilities, redeemable common stock and stockholders' equity (deficit)	$9,872	$12,650

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	October 31,		October 31,
(Dollars in Thousands)	2011	2010	2011	2010
Operating revenue:
Personalized oncology solutions	$590	$288	$1,188	$1,397
Translational oncology solutions	1,151	645	2,184	1,136

Total operating revenue	1,741	933	3,372	2,533

Costs and operating expenses:
Cost of personalized oncology solutions	461	164	945	489
Cost of translational oncology solutions	620	395	1,104	711
Research and development	1,008	673	1,616	1,502
Sales and marketing	651	80	1,262	116
General and administrative	1,470	636	3,130	1,325

Total costs and operating expenses	4,210	1,948	8,057	4,143

Loss from operations	(2,469)	(1,015)	(4,685)	(1,610)

Other income:
Grant income	-	961	-	965
Change in fair value of warrant liability	110	-	288	-
Other income	10	-	10

Total other income	120	961	298	965

Loss before provision for income taxes	(2,349)	(54)	(4,387)	(645)
Provision for income taxes	-	-	-	-

Net loss	$(2,349)	$(54)	$(4,387)	$(645)

Net loss per common share outstanding, including redeemable common stock, basic and diluted	$(0.05)	$(0.00)	$(0.09)	$(0.02)

Weighted average common shares outstanding, including redeemable common stock, basic and diluted	46,790,000	35,677,000	46,606,000	35,707,000

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Net loss	$(2,349)	$(54)	$(4,387)	$(645)
Foreign currency translation adjustment	8	(22)	15	(26)

Comprehensive loss	$(2,341)	$(76)	$(4,372)	$(671)

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	October 31,
(Dollars in Thousands)	2011	2010
Operating activities:
Net loss	$(4,387)	$(645)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,868	367
Depreciation expense	49	20
Change in fair value of warrant liability	(288)	-
Changes in operating assets and liabilities:
Accounts receivable	(247)	(289)
Grant receivable	-	(960)
Prepaid expenses, deposits and other	(52)	242
Restricted cash	(150)	-
Accounts payable	(286)	438
Accrued liabilities	(79)	(23)
Deferred revenue	281	(336)

Net cash used in operating activities	(3,291)	(1,186)

Investing activities:
Purchase of property and equipment	(160)	(25)

Net cash used in investing activities	(160)	(25)

Financing activities:
Purchase of treasury stock	-	(73)
Proceeds from exercise of warrants	98	-

Net cash provided by (used in) financing activities	98	(73)

Exchange rate effect on cash and cash equivalents	15	(25)

Decrease in cash and cash equivalents	(3,338)	(1,309)
Cash and cash equivalents, beginning of period	10,457	2,572

Cash and cash equivalents, end of period	$7,119	$1,263

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization, Use of Estimates and Basis of Presentation

Champions Oncology, Inc. (the “Company”), is a company that is engaged in the development of advanced technology solutions and services to personalize the development and use of oncology drugs. The Company’s Tumorgraft Technology Platform is a novel approach to personalizing cancer care based upon the implantation of human tumors in immune deficient mice. The Company uses this technology to derive revenue for two customer groups: Personalized Oncology Solutions (“POS”), and Translational Oncology Solutions (“TOS”). POS assist physicians in developing personalized treatment options for their cancer patients through access to panels of expert medical professionals and tumor specific data. The Company’s TOS offer a technology platform to pharmaceutical and biotechnology companies using proprietary Tumorgraft studies, which have been shown to be predictive of how drugs may perform in clinical settings.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated in consolidation. The financial statements of the Company’s foreign subsidiaries, all of which have a functional currency other than the U.S. dollar, have been translated into the U.S. dollar for each period presented. Translation gains and losses are recognized as a component of accumulated other comprehensive loss. The Company is subject to foreign exchange rate fluctuations in connection with the Company’s international operations.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include valuation assumptions used for share-based compensation and warrant liability, expenses related to POS and the carrying amounts of long-lived assets and deferred taxes.

Basic loss per share is calculated by dividing loss available to common shareholders by the weighted average number of common shares (including redeemable common stock) outstanding for the period. Diluted loss per share is calculated based on the weighted average number of common shares (including redeemable common stock) outstanding for the period, plus the dilutive effect of common stock purchase warrants, stock options and restricted stock units using the treasury stock method. Contingently issuable shares are included in the calculation of basic earnings per share when all contingencies surrounding the issuance of the shares are met and the shares are issued or issuable. Contingently issuable shares are included in the calculation of dilutive earnings per share as of the beginning of the reporting period if, at the end of the reporting period, all contingencies surrounding the issuance of the shares are satisfied or would be satisfied if the end of the reporting period were the end of the contingency period. Due to the net losses for the three and six months ended October 31, 2011 and 2010, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

CHAMPIONS ONCOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects the total potential share-based instruments outstanding at October 31, 2011 and 2010 that could have an effect on the future computation of dilution per common share:

	October 31,
	2011	2010

Stock options	14,615,948	13,642,281
Warrants	1,416,667	748,983
Restricted stock	-	5,684

Total common stock equivalents	16,032,615	14,396,948

Note 2. Recently Issued Accounting Pronouncements

During June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”).  ASU 2011-05 provides for the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income (“OCI”) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which format is chosen, the amendments establish a requirement for entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in ASU 2011-05 are effective, on a retrospective basis, for public entities for interim and annual periods beginning after December 15, 2011, and for nonpublic entities for fiscal years ending after December 15, 2012 and interim and annual periods thereafter. The Company has adopted this standard, which only impacts the disclosures required, but has no impact on the financial position or results of operations.

During May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASC 2011-04”).  The amendments in ASC 2011-04 were issued in order to align the fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards.  Consequently, the amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements.  However, many of the amendments in ASC 2011-04 will not result in a change in the application of the requirements in ASC 820, Fair Value Measurement. The amendments in ASU 2011-04 are effective, on a prospective basis, for public entities for interim and annual periods beginning after December 15, 2011. The Company does not anticipate that the adoption of this guidance will have a material impact on its financial position and results of operations.

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

CHAMPIONS ONCOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 3. Property and Equipment

Property and equipment is recorded at cost and consists of laboratory equipment, furniture and fixtures, and computer hardware and software. Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets ranging from three to seven years. Property and equipment consisted of the following:

	October 31,	April 30,
	2011	2011
(Dollars in Thousands)
Furniture and fixtures	$52	$10
Computer equipment and software	217	119
Laboratory equipment	100	56
Leasehold improvements	2	2
Software in-progress	-	24

Total property and equipment	371	211
Less: Accumulated depreciation	(114)	(65)

Property and equipment, net	$257	$146

Depreciation expense was $21,000 and $10,000 for the three months ended October 31, 2011 and 2010, respectively, and $49,000 and $20,000 for the six months ended October 31, 2011 and 2010, respectively.

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

Stock-based compensation in the amount of $855,000 and $197,000 was recognized for the three months ended October 31, 2011 and 2010, respectively, and $1.9 million and $367,000 for the six months ended October 31, 2011 and 2010, respectively.  Stock-based compensation expense was recognized as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2011	2010	2011	2010
(Dollars in Thousands)
General and administrative	$754	$158	$1,668	$297
Cost of sales	16	10	32	19
Sales and marketing	61	2	120	2
Research and development	24	27	48	49

Total stock-based compensation expense	$855	$197	$1,868	$367

CHAMPIONS ONCOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Option Grants

Black-Scholes assumptions used to calculate the fair value of options granted during the three and six months ended October 31, 2011 and 2010 were as follows:
	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2011	2010	2011	2010

Expected term in years	0.77-6.25	6.0	0.77-6.25	6.0
Risk-free interest rates	.4% - 1.4%	1.6% - 1.7%	.4% - 2.1%	1.6% - 2.0%
Volatility	90%-108%	105%	90%-108%	104% - 105%
Dividend yield	0%	0%	0%	0%

The weighted average fair value of stock options granted during the three months ended October 31, 2011 and 2010 was $0.37 and $0.73, respectively. The weighted average fair value of stock options granted during the six months ended October 31, 2011 and 2010 was $0.63 and $0.73, respectively. The Company’s stock options activity for the six months ended October 31, 2011 is as follows:

					Weighted
				Weighted	Average
		Directors		Average	Remaining	Aggregate
	Non-	and		Exercise	Contractual	Intrinsic
	Employees	Employees	Total	Price	Life (Years)	Value

Outstanding, May 1, 2011	1,610,000	12,710,948	14,320,948	$0.88	8.4	$1,780,000
Granted	60,000	285,000	345,000	0.88
Exercised	-	-	-
Forfeited	-	(50,000)	(50,000)	0.90
Expired	-	-	-
Change in employee status	-	-	-

Outstanding, October 31, 2011	1,670,000	12,945,948	14,615,948	$0.88	7.8	$186,200

Vested and expected to vest as of October 31, 2011	1,670,000	12,926,962	14,596,962	$0.88	7.8	$186,028

Exercisable as of October 31, 2011	1,556,665	4,791,544	6,348,209	$0.86	6.5	$182,700

CHAMPIONS ONCOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Stock Grants

A summary of the activity related to restricted stock grants is as follows:

Weighted
Average
Grant
Date Fair
	Total	Value Per
	Shares	Share

Nonvested as of May 1, 2011	100,000	$0.90
Granted	-	-
Vested	(100,000)	0.90
Forfeited	-	-
Expired	-	-

Nonvested as of October 31, 2011	-

The aggregate fair value of shares vested during the six months ended October 31, 2011 was $75,000.

Stock Purchase Warrants

As of October 31, 2011, the Company has warrants outstanding for the purchase of 1,416,667 shares of its common stock, all of which are exercisable.  Of these warrants, 1,266,667 were issued in connection with the April 2011 financing arrangement and are accounted for as liabilities as further discussed in Note 5. As of October 31, 2011, the weighted average exercise price of these warrants was $0.91, the weighted average contractual life was 4.31 years. 480,352 and 495,352 warrants were exercised during the three and six months ended October 31, 2011, respectively.

Note 5. Redeemable Common Stock and Stock Purchase Warrant

On March 24, 2011, the Company entered into a Securities Purchase Agreement with several accredited investors for the sale to the investors of an aggregate 12,533,333 shares of the Company’s Common Stock at a purchase price of $0.75 per share, or an aggregate of $9.4 million of which, $500,000 was sold to officers and directors of the Company. As part of this transaction, the Company also issued warrants to purchase an aggregate 1,266,667 shares of Common Stock at an exercise price of $0.90 per share. These warrants expire five years after the closing date, which occurred on April 4, 2011. The Securities Purchase Agreement contains certain anti-dilution protections for the investors and certain registration rights with respect to the shares of Common Stock issued to the investors. Furthermore, investors will have the right to require the Company to redeem the purchased common shares held by such investors (the “Put Option”) for cash for $0.75 per share upon a change of control or sale of substantially all of the company’s assets. The Put Option will terminate upon the achievement of certain financial milestones by the Company, the sale of 25% of the common shares purchased by an investor, with respect only to the shares owned by such investor, or in certain other circumstances as outlined in the Securities Purchase Agreement.

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

The Company has accounted for the warrants issued in connection with the Securities Purchase Agreement as liabilities based on the exercise price reset provisions described above. This liability, which is recorded at fair value on the accompanying unaudited  condensed consolidated balance sheets, totaled $936,000 at the time of the close of the Securities Purchase Agreement. As of April 30, 2011, the fair value of these warrants increased $36,000 to $972,000. During the six months ended October 31, 2011, the fair value of these warrants decreased by $288,000 to $684,000. The change in fair value of these warrants has been, and will be, recognized as other income (expense) on the Company’s unaudited condensed consolidated Statements of Operations. The fair value of these warrants was calculated by the Monte Carlo simulation valuation method. Assumptions used to calculate the fair value of these warrants were as follows:

	October 31,	April 30,
	2011	2011

Expected term in years	4.43	5.0
Risk-free interest rates	0.821%	2.0%
Volatility	105%	102%
Dividend yield	0%	0%

The Company will continue to adjust the warrant liability for changes in fair value until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' equity, or expiration of the warrants.

Due to the Put Option described above, the Company has accounted for Common Stock issued under the Securities Purchase Agreement as temporary equity, which is reflected under the caption “Redeemable common stock” on the accompanying  Consolidated Balance Sheets. The total amount allocated to these common shares was $8.2 million. This allocation is equal to the total proceeds of $9.4 million, less the amount allocated to the warrants of $936,000 and is also net of direct and incremental costs associated with the Securities Purchase Agreement of $305,000.

Note 6. Related Party Transactions

Related party transactions include transactions between the Company and certain of its shareholders, management and affiliates. The following transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

Consulting Services

During the six months ended October 31, 2011 and 2010, the Company paid one of its directors and former Chief Executive Officer, $18,000 and $15,000, respectively, in consulting fees. During the six months ended October 31, 2011 and 2010, the Company paid certain members of its Board of Directors $66,000 and $30,000, respectively, for consulting services unrelated to their duties as board members.

CHAMPIONS ONCOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue

During the six months ended October 31, 2011, the Company recognized $20,000 in revenues from companies whose board members were also members of the Company’s Board of Directors. No such revenues were recognized for the six months ended October 31, 2010.

Note 7. Commitments and Contingencies

Operating Leases

As of October 31, 2011, the Company leases office and laboratory space under a non-cancelable operating lease in Baltimore, Maryland, which expires in April 2014, office space under a non-cancelable operating lease in Ra’anana, Israel, which expires in July 2012, and office space in Hackensack, New Jersey under a non-cancellable operating lease, which expires in 2014. Rent expense under all lease agreements was approximately $39,000 and $14,000 for the three months ended October 31, 2011 and 2010, respectively, and $76,000 and $27,000 for the six months ended October 31, 2011 and 2010, respectively.

Research and Development Materials Purchase Agreement

In February 2010, the Company entered into a research and development materials purchase agreement with a foreign hospital for the acquisition of Tumorgrafts. Under the agreement, the Company makes monthly payments to the foreign hospital of approximately $37,000 for 18 months, commencing March 1, 2010. Payments outstanding under the agreement total $147,000 at October 31, 2011.

Legal Matters

The Company is party to certain legal matters arising in the ordinary course of its business. The Company has evaluated its potential exposure to these legal matters, and has concluded that there were no reasonably possible or probable liabilities at October 31, 2011 and April 30, 2011. The Company is not aware of any other matters that would have a material impact on the Company’s financial position or results of operations.

Registration Payment Arrangements

The Company has entered into registration rights agreements in connection with a private placement of its securities, which closed during April 2011 and is discussed more fully in Note 5. This registration rights agreement contains provisions that may call for the Company to pay penalties in certain circumstances. This registration payment arrangement primarily relates to the Company’s ability to file a registration statement within a particular time period, have a registration statement declared effective within a particular time period and to maintain the effectiveness of the registration statement for a particular time period. The Company does not believe it is probable that penalty payments will be made for the registration rights agreement discussed above and, accordingly, has not accrued for such potential penalties as of October 31, 2011.

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

CHAMPIONS ONCOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In February 2010, the Company entered into an exclusive option agreement with a Canadian company for which it paid and expensed $40,000 during the Company’s fiscal 2010 year. The option agreement granted the Company the exclusive right to review Irinophore C, a nanoparticle drug compound, for the treatment of various forms of cancer, including melanoma, prostate, breast and lung cancer through April 2011. During the option year, the Company performed various tumorgraft testing on the nanoparticle compound. In March 2011, the Company exercised its option to license Irinophore C, a liposomal formulation of Irinotecan. Under the terms of the agreement, the company’s exercise of the option resulted in amounts due to the Canadian company of $85,000 comprised of the option exercise price and reimbursement to the Canadian company for past patent costs. As of October 31, 2011, the Company has satisfied this obligation. Under the terms of the license agreement, the Company will be required to pay up to $3 million in development milestones. Upon commercialization, the Company would also be required to make royalty payments and sales milestone based upon revenues. Commencing with the second anniversary of the agreement (March 2013), the Company will be obligated to pay a minimum annual royalty of $10,000 (Canadian).

Note 9. Cephalon Agreement

On March 16, 2011, the Company entered into an agreement with Cephalon, Inc., (“Cephalon”), a wholly owned subsidiary of Teva Pharmaceutical Industries Ltd., pursuant to which the Company will conduct Tumorgraft studies on proprietary chemical compounds provided by Cephalon to determine the activity or response of a compound in potential clinical indications. In April 2011, Cephalon paid an initiation fee of $1.4 million to the Company which is reflected within deferred revenue on the  Consolidated Balance Sheet as of April 30, 2011. The Company anticipates that the studies will be completed within 12 months of the execution of the agreement. As models, along with required reports, are delivered, the deferred revenue will be recognized on a proportionate basis in accordance with the Company’s revenue recognition policies. Based on the completion of models in the second quarter of fiscal year 2012, revenue of $237,000 was recognized during the three and six months ended October 31, 2011. No milestones have been achieved to date or payments received from Cephalon. Additionally, no royalties have been received to date. Cephalon will, under certain conditions, also pay the Company various amounts upon achieving certain milestones. Potential milestone payments to be received under the Agreement total $27 million. No milestones have been achieved to date. In addition, under certain conditions, Cephalon will pay the Company royalties on any commercialized products developed under the Agreement. No royalties have been achieved to date.

Note 10. Supplemental Cash Flow Information

There was no cash paid for interest or income taxes during the three and six months ended October 31 2011 and 2010.

Note 11. Grant Income

On October 29, 2010, the Company was notified that it was awarded total cash grants of approximately $1.5 million under the Qualifying Therapeutic Discovery Project program administered under section 48D of the Internal Revenue Code, of which approximately $1.0 million related to qualifying expenses the Company had previously incurred during fiscal 2010 and $0.5 million related to qualifying expenses which the Company expected to incur during fiscal 2011. In November 2010, the Company received approximately $1.0 million and expects to receive $0.5 million related to the 2011 expenditures during the Company’s 2012 fiscal year. To date, the $0.5 million has not been received.

On August 8, 2011 the Company was notified that it was selected for a tax examination by the Internal Revenue Service (IRS) on the Application for Certification of Qualified Investments Eligible for Credits and Grants Under the Qualifying Therapeutic Discovery Project program filed under the Patient Protection and Affordable Care Act of 2010 for the 2009 and 2010 tax years. The examination commenced on September 30, 2011 and as of the date of this filing was still ongoing. The IRS expanded its scope to include the fiscal year 2011 tax return, which will be filed January 15, 2012. Based on the examination to date, the Company does not believe that the results of this examination will have a material effect on its financial statements for any period under examination and that the Company has a sufficient Net Operating Loss carry forward that will offset any adjustment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the  consolidated financial statements and related notes that appear elsewhere in this report.

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

Overview and Recent Developments

Champions Oncology, Inc. (the “Company”), is a company that is engaged in the development of advanced technology solutions and services to personalize the development and use of oncology drugs. The Company’s Tumorgraft Technology Platform is a novel approach to personalizing cancer care based upon the implantation of human tumors in immune deficient mice. The Company uses this technology to derive revenue for two customer groups: Personalized Oncology Solutions (“POS”), and Translational Oncology Solutions (“TOS”). POS assist physicians in developing personalized treatment options for their cancer patients through access to panels of expert medical professionals and tumor specific data. The Company’s TOS offer a technology platform to pharmaceutical and biotechnology companies using proprietary Tumorgraft studies, which have been shown to be predictive of how drugs may perform in clinical settings.

As explained in Item 1, “Business” of our Form 10-K for the year ended April 30, 2011, our operations have recently been refocused to emphasize our POS and TOS lines of business.  We also plan to continue our research and development efforts to expand our Tumorgraft Technology Platform in order to expand our TOS program.

Operating Results

The following tables summarize our operating results for the periods presented below:
	For the Three Months Ended October 31,
(Dollars in Thousands)		% of		% of
	2011	Revenue	2010	Revenue
Operating revenue:
Personalized oncology solutions	$590	33.9%	$288	30.9%
Translational oncology solutions	1,151	66.1	645	69.1

Total operating revenue	1,741	100.0	933	100.0

Costs and operating expenses:
Cost of personalized oncology solutions	461	26.5	164	17.6
Cost of translational oncology solutions	620	35.6	395	42.3
Research and development	1,008	57.9	673	72.1
Sales and marketing	651	37.4	80	8.6
General and administrative	1,470	84.4	636	68.2

Total costs and operating expenses	4,210	241.8	1,948	208.8

Operating loss	$(2,469)	(141.8)%	$(1,015)	(108.8)%

	For the Six Months Ended October 31,
		% of		% of
	2011	Revenue	2010	Revenue
Operating revenue:
Personalized oncology solutions	$1,188	35.2%	$1,397	55.2%
Translational oncology solutions	2,184	64.8	1,136	44.8

Total operating revenue	3,372	100.0	2,533	100.0

Costs and operating expenses:
Cost of personalized oncology solutions	945	28.0	489	19.3
Cost of translational oncology solutions	1,104	32.7	711	28.1
Research and development	1,616	47.9	1,502	59.3
Sales and marketing	1,262	37.4	116	4.6
General and administrative	3,130	92.8	1,325	52.3

Total costs and operating expenses	8,057	238.9	4,143	163.6

Operating loss	$(4,685)	(138.9)%	$(1,610)	(63.6)%

Operating Revenues

Operating revenues were $1.7 million and $0.9 million for the three months ended October 31, 2011 and 2010, respectively, and $3.4 million and $2.5 million for the six months ended October 31, 2011 and 2010, respectively.

POS revenues were $0.6 million and $0.3 million for the three months ended October 31, 2011 and 2010, respectively, an increase of $0.3 million, or 100%. POS revenues were $1.2 million and $1.4 million for the six months ended October 31, 2011 and 2010, respectively, a decrease of $0.2 million, or 14%. The increase in revenues for the three month period was primarily due to increased revenue across all service lines. The year to date decrease can be attributed to the Company’s strategic decision to reengineer its products to facilitate lower price points which are expected to result in higher volumes. The Company experienced significantly higher volumes compared to the prior year, but they were not sufficient to overcome the impact of price decreases.

TOS revenues were $1.2 million and $0.6 million for the three months ended October 31, 2011 and 2010, respectively, an increase of $0.6 million or 100%. TOS revenues were $2.2 million and $1.1 million for the six months ended October 31, 2011 and 2010, respectively, an increase of $1.1 million or 100%. These increases in TOS revenues were due primarily to increased sales efforts and investments in our Tumorbank.

Cost of POS

Cost of POS was $0.5 million and $0.2 million for the three months ended October 31, 2011 and 2010, respectively, an increase of $0.3 million, or 150%.  Cost of POS was $0.9 million and $0.5 million  for the six months ended October 31, 2011 and 2010, respectively, an increase of $0.4 million, or 80%.  Gross margin for POS was 21.9 % and 43.1% for the three months ended October 31, 2011 and 2010, respectively, and 20.5% and 65.0% for the six months ended October 31, 2011 and 2010, respectively.  The Company’s strategic decision to lower price points across service lines in the current year contributed to these decreases.

Cost of TOS

Cost of TOS was $0.6 and $0.4 million for the three months ended October 31, 2011 and 2010, respectively, an increase of $0.2 million, or 50%.  Cost of TOS was $1.1 million and $0.7 million  for the six months ended October 31, 2011 and 2010, respectively, an increase of $0.4 million, or 57%.  The increase in costs was due to the increased volume of TOS business.  Gross margin for TOS was 46.1 % and 38.8% for the three months ended October 31, 2011 and 2010, respectively, and 49.5% and 37.4% for the six months ended October 31, 2011 and 2010, respectively.  The increase in gross margin can be attributed to better cost management.

Research and Development

Research and development expense was $1.0 million and $0.7 million for the three months ended October 31, 2011 and 2010, respectively, an increase of $0.3 million, or 43%.  Research and development expense was $1.6 million and $1.5 million for the six months ended October 31, 2011 and 2010, respectively, an increase of $0.1 million, or 7%.  The increases from prior year periods were primarily related to our continued investment in growing our Tumorbank.

Sales and Marketing

Sales and marketing expense was $0.7 million and $0.1 million for the three months ended October 31, 2011 and 2010, respectively, an increase of $0.6 million.  Sales and marketing expense was $1.3 million and $0.1 million for the six months ended October 31, 2011 and 2010, respectively, an increase of $1.2 million.  The increases from prior year periods are primarily related to an increase in our sales force, commission costs, recruitment fees, website redesign, as well as the addition of marketing personnel.

General and Administrative

General and administrative expense was $1.5 million and $0.6 million for the three months ended October 31, 2011 and 2010, respectively, an increase of $0.9 million.  General and administrative expense was $3.1 million and $1.3 million for the six months ended October 31, 2011 and 2010, respectively, an increase of $1.8 million. These increases are primarily related to an increase in stock-based compensation, additional personnel costs and costs associated with the Company’s growth strategy.

Other Income (Expense)

Other income was $120,000 and $961,000 for the three months ended October 31, 2011 and 2010, respectively, a decrease of $841,000. Other income was $298,000 and $965,000 for the six months ended October 31, 2011 and 2010, respectively, a decrease of $676,000. During the three and six months ended October 31, 2011, the Company recognized income of $110,000 and $288,000, respectively, for the change in fair value of warrants that are accounted for as liabilities on the unaudited condensed consolidated balance sheets and are described further below and in Note 5 to the accompanying unaudited condensed consolidated financial statements. In the prior year, other income primarily consisted of cash grants awarded to the Company under the Qualifying Therapeutic Discovery Project program administered under section 48D of the Internal Revenue Code for which the Company received approximately $960,000 in the second quarter of fiscal year 2011 for qualifying expenses that it incurred.

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements and other strategic initiatives. In the past, we have met these cash requirements through our cash and cash equivalents, working capital management and proceeds from certain private placements of our securities. As of October 31, 2011, we had working capital of $5.4 million and cash and cash equivalents of $7.1 million. We believe that our cash and cash equivalents on hand at October 31, 2011 are adequate to fund operations for at least the next twelve months.

On March 24, 2011, the Company entered into a Securities Purchase Agreement with several accredited investors for the sale to the investors of an aggregate 12,533,333 shares of the Company’s common stock at a purchase price of $0.75 per share, or an aggregate of $9.4 million, of which, $500,000 was sold to officers and directors of the Company. As part of this transaction, we issued warrants to purchase an aggregate 1,266,667 shares of common stock at an exercise price of $0.90 per share. These warrants expire five years after the closing date, which occurred on April 4, 2011. The Securities Purchase Agreement contains certain anti-dilution protections for the investors and certain registration rights with respect to the shares of common stock issued to the investors. Furthermore, investors will have the right to require the Company to repurchase the purchased common shares held (the “Put Option”) for cash for $0.75 per share upon a change of control or sale of substantially all of the company’s assets. The Put Option will terminate upon the achievement of certain financial milestones by the Company, the sale of 25% of the common shares purchased by an investor, with respect only to the shares owned by such investor, or in certain other circumstances as outlined in the Securities Purchase Agreement.

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

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash used in operating activities was $3.3 million and $1.2 million for the six months ended October 31, 2011 and 2010, respectively. The increase of $2.1 million of cash used in operating activities was primarily due to higher working capital requirements.

Cash Flows from Investing Activities

Net cash used in investing activities was $160,000 and $25,000 for the six months ended October 31, 2011 and 2010, respectively. Cash used for the six months ended October 31, 2011 and 2010 relates to the purchase of property and equipment for  both the operations of the Company and the establishment of our new corporate headquarters in Hackensack, New Jersey.

Cash Flows from Financing Activities

Net cash provided by financing activities was $98,000 for the six months ended October 31, 2011, which relates to the exercise of 495,352 warrants.  Net cash used in financing activities was $73,000 for the six months ended October 31, 2010, which relates to the purchase of treasury stock.

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to apply methodologies and make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates of the Company include, among other things, accounts receivable realization, valuation allowances for deferred tax assets, valuation of goodwill, and stock compensation assumptions. Actual results could differ from those estimates. The Company’s critical accounting policies are summarized in the Company’s Annual Report on Form 10-K, filed with the SEC on July 15, 2011.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are involved in litigation incidental to the conduct of our business. While the outcome of lawsuits and other proceedings against us cannot be predicted with certainty, in the opinion of management, individually or in the aggregate, no such lawsuits are expected to have a material effect on our financial position or results of operations. As of the date of this filing, we were not involved in any litigation.

Item 1A. Risk Factors

There have been no material changes in risk factors previously disclosed in our Form 10-K for the year ended April 30, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 16, 2006, in an issuance exempt from registration pursuant to Section 4(2) of the Exchange Act, the Company issued 500,000 warrants to purchase common stock at an exercise price at $0.15 per share and 500,000 warrants to purchase common stock at $0.25 per share.

During the six months ended October 31, 2011, 259,585 of these warrants were exercised at $0.15 per share and 235,767 warrants were exercised at $0.25 per share, providing aggregate exercise proceeds of approximately $98,000.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Other Information

None.

Item 5. Exhibits

No.	Exhibit
31.1	8650 Section 302 Certification of Chief Executive Officer
31.2	8650 Section 302 Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release dated December 14, 2011
101
Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2011 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i)  Consolidated Balance Sheets, October 31, 2011 and April 30, 2011, (ii)  Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended October 31, 2011 and 2010, (iii)  Consolidated Statements of Cash Flows for the six months ended October 31, 2011 and 2010, and (v) Notes to Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPIONS ONCOLOGY, INC.
(Registrant)

Date: December 14, 2011	By:	/s/ Joel Ackerman
Joel Ackerman
Chief Executive Officer

Date: December 14, 2011	By:	/s/ Gary G. Gemignani
Gary G. Gemignani
Chief Financial Officer