Form 10-K/A
period 2011-04-30
CHAMPIONS ONCOLOGY, INC.
filed 2012-03-13
CIK 771856

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-17263

CHAMPIONS ONCOLOGY, INC.

(Exact name of registrant as defined in its charter)

Delaware	52-1401755
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

One University Plaza, Suite 307	07601
Hackensack, New Jersey	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:

(201) 808-8400

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

DOCUMENTS INCORPORATED BY REFERENCE - None

EXPLANATORY NOTE

The purpose of this amendment to the Annual Report on Form 10-K for the fiscal year ended April 30, 2011 of Champions Oncology, Inc. (the “Company”) filed on July 15, 2011 (the “Original Filing”) is to:

(i)	Revise Item 1 (Business) to include a discussion of the Company’s previously disclosed agreement with Cephalon, Inc.

(ii)	Revise Item 15(a)(3) (Exhibits) to include the Agreement dated March 16, 2011 between the Registrant and Cephalon, Inc..

Except as described above, no other amendments are being made to the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2011. This Form 10-K/A does not modify or update the disclosures contained in the Annual Report in any way other than as described above.

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

On March 16, 2011, the Company entered into an agreement with Cephalon, Inc., (“Cephalon”), pursuant to which the Company will conduct Tumorgraft studies on proprietary chemical compounds provided by Cephalon to determine the activity or response of a compound in potential clinical indications. In April 2011, Cephalon paid an initiation fee of $1,390,000 to the Company. We anticipate that the studies will be initiated and completed within 12 months. Cephalon will, under certain conditions, also pay the Company various amounts upon achieving certain milestones. Potential milestone payments under the Agreement total $27 million. In addition, under certain conditions, Cephalon will pay the Company royalties on any commercialized products developed under the Agreement. These royalties, if any, will be at rates of under 10% of aggregate net sales over a period of 15 years or the life of the applicable patent (whichever is less). We are not able to estimate the amount, if any, of milestone and royalty payments we may receive under this agreement. Cephalon has the option to pay Champions a one-time payment in lieu of future milestone and royalty payments with respect to one or more of the chemical compounds provided by Cephalon to Champions. The amount of any such one-time payment is agreed to in advance, and for the two compounds currently under study, such payments are $460,000 and $880,000, respectively. The agreement will terminate when all payment obligations to the Company have been satisfied, and may be terminated sooner upon a breach or bankruptcy.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1. Financial Statements.

(a)2. Financial Statement Schedules

All schedules have been omitted because they are not applicable.

(a)3. Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit No.
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Appendix A to the Company’s Information Statement on Schedule 14C filed March 7, 2011, File No. 0-17263)
3.2	Amended and Restated Bylaws, as amended incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 22, 2011, File No. 0-17263)
10.1	Employment Agreement dated October 25, 2010 between the Company and Joel Ackerman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 29, 2010, File No. 0-17263)
10.2	Employment Agreement dated October 25, 2010 between the Company and Ronnie Morris, M.D. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 29, 2010, File No. 0-17263)
10.3	Agreement dated March 16, 2011 between the Registrant and Cephalon, Inc. [Portions omitted and filed separately with the Securities and Exchange Commission]*
14	Code of Ethics (incorporated by reference to Exhibit 14 of the April 30, 2008 Form 10-KSB, File No. 0-17263)
21	Subsidiaries of the Registrant
31.1	Rule 15d-14(a) Certification of Principle Executive Officer*
31.2	Rule 15d-14(a) Certification of of Principal Financial Officer*
32.1	Section 1350 Certifications*

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPIONS ONCOLOGY, INC.

March 13, 2012	/s/ Joel Ackerman
Joel Ackerman
Chief Executive Officer (Principal Executive Officer)

