Form 10-Q
period 2012-01-31
CHAMPIONS ONCOLOGY, INC.
filed 2012-03-14
CIK 771856

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended January 31, 2012

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

(201) 808-8400

(Registrant’s telephone number, including area code)

855 N. Wolfe Street,

N/A

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

The number of Common Shares of the Registrant outstanding as of February 29, 2012 was 47,011,276.

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHAMPIONS ONCOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands except per share amounts)

	January 31,	April 30,
	2012	2011
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,482	$10,457
Accounts receivable	497	585
Grant receivable	505	517
Prepaid expenses and other current assets	110	276

Total current assets	7,594	11,835

Restricted cash	150	-
Property and equipment, net	452	146
Goodwill	669	669

Total assets	$8,865	$12,650

LIABILITIES, REDEEMABLE COMMON STOCK
AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$1,623	$1,580
Accrued liabilities	344	302
Deferred revenue	1,501	1,618

Total current liabilities	3,468	3,500

Warrant liability	618	972

Total liabilities	4,086	4,472

Commitments and Contingencies:

Redeemable common stock; $0.001 par value; 12,533,333 contingently puttable common shares outstanding as of January 31, 2012 and April 30, 2011	8,159	8,159

Stockholders' equity (deficit):
Preferred stock, $10 par value; 56,075 shares authorized; no shares issued and outstanding as of January 31, 2012 and April 30, 2011	-	-
Common stock, $.001 par value; 125,000,000 shares authorized, including redeemable common stock, 37,451,691 and 36,956,667 shares issued and 34,477,955 and 33,870,000 shares outstanding as of January 31, 2012 and April 30, 2011, respectively	38	37
Treasury stock, at cost, 3,236,000 common shares as of January 31, 2012 and April 30, 2011, respectively	(1,252)	(1,252)
Additional paid-in capital	20,494	17,784
Accumulated deficit	(22,593)	(16,482)
Accumulated other comprehensive loss	(67)	(68)

Total stockholders' deficit (equity)	(3,380)	19

Total liabilities, redeemable common stock and stockholders' equity (deficit)	$8,865	$12,650

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands except per share amounts)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
Operating revenue:
Personalized oncology solutions	$649	$1,419	$1,837	$2,816
Translational oncology solutions	1,747	1,386	3,931	2,522

Total operating revenue	2,396	2,805	5,768	5,338

Costs and operating expenses:
Cost of personalized oncology solutions	528	725	1,463	1,213
Cost of translational oncology solutions	801	688	1,904	1,399
Research and development	930	434	2,558	2,117
Sales and marketing	623	239	1,885	356
General and administrative	1,287	1,505	4,421	2,649

Total costs and operating expenses	4,169	3,591	12,231	7,734

Loss from operations	(1,773)	(786)	(6,463)	(2,396)

Other income:
Grant income	(12)	367	(12)	1,327
Change in fair value of warrant liability	66	-	354	-
Other income	-	4	10	9

Total other income	54	371	352	1,336

Loss before provision for income taxes	(1,719)	(415)	(6,111)	(1,060)
Provision for income taxes	-	-	-	-

Net loss	$(1,719)	$(415)	$(6,111)	$(1,060)

Net loss per common share outstanding, including redeemable common stock, basic and diluted	$(0.04)	$(0.01)	$(0.13)	$(0.03)

Weighted average common shares outstanding, including redeemable common stock, basic and diluted	46,738,000	35,664,000	47,000,000	35,693,000

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

Net loss	$(1,719)	$(415)	$(6,111)	$(1,060)
Foreign currency translation adjustment	(13)	12	2	(14)

Comprehensive loss	$(1,732)	$(403)	$(6,109)	$(1,074)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands except per share amounts)

	Nine Months Ended
	January 31,
	2012	2011
Operating activities:
Net loss	$(6,111)	$(1,060)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,612	1,578
Depreciation expense	65	30
Change in fair value of warrant liability	(354)	-
Changes in operating assets and liabilities:
Accounts receivable	88	(319)
Grant receivable	12	(367)
Prepaid expenses, deposits and other	166	120
Restricted cash	(150)	-
Accounts payable	43	1,139
Accrued liabilities	42	(67)
Deferred revenue	(117)	(550)

Net cash (used in) provided by operating activities	(3,704)	504

Investing activities:
Purchase of property and equipment	(371)	(47)

Net cash (used in) investing activities	(371)	(47)

Financing activities:
Purchase of treasury stock	-	(73)
Proceeds from exercise of options and warrants	98	2

Net cash provided by (used in) financing activities	98	(71)

Exchange rate effect on cash and cash equivalents	2	(17)

Net change in cash and cash equivalents	(3,975)	369
Cash and cash equivalents, beginning of period	10,457	2,572

Cash and cash equivalents, end of period	$6,482	$2,941

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization, Use of Estimates and Basis of Presentation

Champions Oncology, Inc. (the “Company”), is engaged in the development of advanced technology solutions and services to personalize the development and use of oncology drugs. The Company’s Tumorgraft Technology Platform is a novel approach to personalizing cancer care based upon the implantation of human tumors in immune deficient mice. The Company uses this technology to derive revenue for two customer groups: Personalized Oncology Solutions (“POS”), and Translational Oncology Solutions (“TOS”). POS assists physicians in developing personalized treatment options for their cancer patients through access to panels of expert medical professionals and tumor specific data. The Company’s TOS offer a technology platform to pharmaceutical and biotechnology companies using proprietary Tumorgraft studies, which have been shown to be predictive of how drugs may perform in clinical settings.

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

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany transactions and accounts have been eliminated. All figures are presented in thousands of U.S. dollars, except share data, or except where expressly stated otherwise. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in the Company’s annual consolidated financial statements for the year ended April 30, 2011, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 30, 2011. Certain reclassifications have been made to the prior period financial statement amounts to conform to current presentation.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include valuation assumptions used for share-based compensation and warrant liability, accrued expenses carrying amounts of long-lived assets and deferred taxes.

Basic loss per share is calculated by dividing loss available to common shareholders by the weighted average number of common shares (including redeemable common stock) outstanding for the period. Diluted loss per share is calculated based on the weighted average number of common shares (including redeemable common stock) outstanding for the period, plus the dilutive effect of common stock purchase warrants, stock options and restricted stock units using the treasury stock method. Contingently issuable shares are included in the calculation of basic earnings per share when all contingencies surrounding the issuance of the shares are met and the shares are issued or issuable. Contingently issuable shares are included in the calculation of dilutive earnings per share as of the beginning of the reporting period if, at the end of the reporting period, all contingencies surrounding the issuance of the shares are satisfied or would be satisfied if the end of the reporting period were the end of the contingency period. Due to the net losses for the three and nine months ended January 31, 2012 and 2011, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects the total potential share-based instruments outstanding at January 31, 2012 and 2011 that could have an effect on the future computation of dilution per common share:

	January 31,
	2012	2011

Stock options	15,064,866	14,878,948
Warrants	1,416,667	740,352
Restricted stock	37,500	150,000

Total common stock equivalents	16,519,033	15,769,300

Note 2. Recently Issued Accounting Pronouncements

During September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 is intended to simplify the testing of goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test, which is currently required for all companies that report goodwill. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, although early adoption is permitted. The Company does not anticipate that the adoption of this guidance will have a material impact on its financial position and results of operations.

During June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 provides for the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income (“OCI”) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which format is chosen, the amendments establish a requirement for entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in ASU 2011-05 are effective, on a retrospective basis, for public entities for interim and annual periods beginning after December 15, 2011; however, during December 2011 the FASB issued ASU No. 2011-12, which defers those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The Company has adopted this standard, which only impacts the disclosures required, but has no impact on the financial position or results of operations.

During May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASC 2011-04”). The amendments in ASC 2011-04 were issued in order to align the fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. Consequently, the amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. However, many of the amendments in ASC 2011-04 will not result in a change in the application of the requirements in ASC 820, Fair Value Measurement. The amendments in ASU 2011-04 are effective, on a prospective basis, for public entities for interim and annual periods beginning after December 15, 2011. The Company does not anticipate that the adoption of this guidance will have a material impact on its financial position and results of operations.

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 3. Property and Equipment

Property and equipment is recorded at cost and consists of laboratory equipment, furniture and fixtures, and computer hardware and software. Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets ranging from three to seven years. Property and equipment consisted of the following:

	January 31,	April 30,
	2012	2011
(Dollars in thousands)
Furniture and fixtures	$60	$10
Computer equipment and software	273	120
Laboratory equipment	137	56
Leasehold improvements	2	2
Software in-progress	111	24

Total property and equipment	583	212
Less: Accumulated depreciation	(131)	(66)

Property and equipment, net	$452	$146

Depreciation expense was $16,000 and $11,000 for the three months ended January 31, 2012 and 2011, respectively, and $65,000 and $30,000 for the nine months ended January 31, 2012 and 2011, respectively.

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

Stock-based compensation in the amount of $743,000 and $1,209,000 was recognized for the three months ended January 31, 2012 and 2011, respectively, and $2,612,000 and $1,578,000 for the nine months ended January 31, 2012 and 2011, respectively. Stock-based compensation expense was recognized as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011
(Dollars in thousands)
General and administrative	$701	$1,119	$2,370	$1,418
Cost of sales	1	-	2	-
Sales and marketing	49	51	168	53
Research and development	(8)	39	72	107

Total stock-based compensation expense	$743	$1,209	$2,612	$1,578

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Option Grants

Black-Scholes assumptions used to calculate the fair value of options granted during the three and nine months ended January 31, 2012 and 2011 were as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2012	2011	2012	2011

Expected term in years	3.0-6.0	6.0	3.0-6.0	6.0
Risk-free interest rates	.4%-1.9%	1.5% - 2.5%	.4%-2.2%	1.5% - 2.5%
Volatility	90%-101%	105% - 107%	90%-108%	104% - 107%
Dividend yield	0%	0%	0%	0%

The weighted average fair value of stock options granted during the three months ended January 31, 2012 and 2011 was $0.52 and $0.77, respectively. The weighted average fair value of stock options granted during the nine months ended January 31, 2012 and 2011 was $0.57 and $0.74, respectively. The Company’s stock options activity for the nine months ended January 31, 2012 is as follows:

					Weighted	Aggregate
				Weighted	Average	Intrinsic
		Directors		Average	Remaining	Value
	Non-	and		Exercise	Contractual	(Dollars in
	Employees	Employees	Total	Price	Life (Years)	Thousands)

Outstanding, May 1, 2011	1,610,000	12,710,948	14,320,948	$0.88	8.4	$1,780
Granted	75,000	1,310,000	1,385,000	0.77
Exercised	-	-	-	-
Forfeited	-	(301,915)	(301,915)	0.94
Expired	(315,000)	(24,167)	(339,167)	0.24
Change in employee status	-	-	-	-

Outstanding, January 31, 2012	1,370,000	13,694,866	15,064,866	$0.88	7.7	$28

Vested and expected to vest as of January 31, 2012	1,370,000	13,694,866	15,064,866	$0.88	7.7	$28

Exercisable as of January 31, 2012	1,291,667	3,112,356	4,404,022	$0.90	5.4	$27

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Stock Grants

A summary of the activity related to restricted stock grants is as follows:

		Weighted
		Average
		Grant
		Date Fair
	Total	Value Per
	Shares	Share

Nonvested as of May 1, 2011	100,000	$0.90
Granted	50,000	0.75
Vested	(112,500)	0.88
Forfeited	-	-
Expired	-	-

Nonvested as of January 31, 2012	37,500	0.75

The aggregate fair value of shares vested during the nine months ended January 31, 2012 was $84,000.

Stock Purchase Warrants

As of January 31, 2012, the Company has warrants outstanding for the purchase of 1,416,667 shares of its common stock, all of which are exercisable.  Of these warrants, 1,266,667 were issued in connection with the April 2011 financing arrangement and are accounted for as liabilities as further discussed in Note 5. As of January 31, 2012, the weighted average exercise price of these warrants was $0.91, the weighted average contractual life was four years. No warrants were exercised during the three months ended January 31, 2012. During nine months ended January 31, 2012, 495,352 warrants were exercised.

Note 5. Redeemable Common Stock and Stock Purchase Warrants

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

Due to the Put Option described above, the Company has accounted for Common Stock issued under the Securities Purchase Agreement as temporary equity, which is reflected under the caption “Redeemable common stock” on the accompanying Unaudited Condensed Consolidated Balance Sheets. The total amount allocated to these common shares was $8.2 million. This allocation is equal to the total proceeds of $9.4 million, less the amount allocated to the warrants of $936,000 and is also net of direct and incremental costs associated with the Securities Purchase Agreement of $305,000.

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

The Company has accounted for the warrants issued in connection with the Securities Purchase Agreement as liabilities based on the exercise price reset provisions described above. This liability, which is recorded at fair value on the accompanying unaudited condensed consolidated balance sheets, totaled $936,000 at the time of the close of the Securities Purchase Agreement. As of April 30, 2011, the fair value of these warrants increased $356,000 to $972,000. During the nine months ended January 31, 2012, the fair value of these warrants decreased by $354,000 to $618,000. The change in fair value of these warrants has been, and will be, recognized as other income (expense) on the Company’s unaudited condensed consolidated Statements of Operations. The fair value of these warrants was calculated by the Monte Carlo simulation valuation method. Assumptions used to calculate the fair value of these warrants were as follows:

	January 31,	April 30,
	2012	2011

Expected term in years	4.2	5.0
Risk-free interest rates	0.5%	2.0%
Volatility	105%	102%
Dividend yield	0%	0%

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

Consulting Services

During the nine months ended January 31, 2012 and 2011, the Company paid one of its directors and former Chief Executive Officer, $18,000 and $75,000, respectively, in consulting fees. During the nine months ended January 31, 2012 and 2011, the Company paid certain members of its Board of Directors $103,000 and $45,000, respectively, for consulting services unrelated to their duties as board members.

Revenue

During the nine months ended January 31, 2012, the Company recognized $20,000 in revenues from companies whose board members were also members of the Company’s Board of Directors. No such revenues were recognized for the nine months ended January 31, 2011.

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 7. Commitments and Contingencies

Operating Leases

As of January 31, 2012, the Company leases office and laboratory space under a non-cancelable operating lease in Baltimore, Maryland, which expires in April 2014, office space under a non-cancelable operating lease in Ra’anana, Israel, which expires in July 2012, and office space in Hackensack, New Jersey under a non-cancellable operating lease, which expires in April 2014. Rent expense under all lease agreements was approximately $44,000 and $15,000 for the three months ended January 31, 2012 and 2011, respectively, and $126,000 and $43,000 for the nine months ended January 31, 2012 and 2011, respectively.

Research and Development Materials Purchase Agreement

In February 2010, the Company entered into a research and development materials purchase agreement with a foreign hospital for the acquisition of Tumorgrafts. Under the agreement, the Company made monthly payments to the foreign hospital of approximately $37,000 per month, commencing March 1, 2010 and ending April 1, 2011. The accrued liability outstanding at April 30, 2011 totaled $147,000. As of January 31, 2012, the Company entered into a Mutual Release Agreement on December 15, 2011 and reversed this liability.

Legal Matters

The Company is party to certain legal matters arising in the ordinary course of its business. The Company has evaluated its potential exposure to these legal matters, and has concluded that there were no reasonably possible or probable liabilities at January 31, 2012 and April 30, 2011. The Company is not aware of any other matters that would have a material impact on the Company’s financial position or results of operations.

Registration Payment Arrangements

The Company has entered into registration rights agreements in connection with a private placement of its securities, which closed during April 2011 and is discussed more fully in Note 5. This registration rights agreement contains provisions that may call for the Company to pay penalties in certain circumstances. This registration payment arrangement primarily relates to the Company’s ability to file a registration statement within a particular time period, have a registration statement declared effective within a particular time period and to maintain the effectiveness of the registration statement for a particular time period. The Company does not believe it is probable that penalty payments will be made for the registration rights agreement discussed above and, accordingly, has not accrued for such potential penalties as of January 31, 2012.

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

In February 2010, the Company entered into an exclusive option agreement with a Canadian company for which it paid and expensed $40,000 during the Company’s fiscal 2010 year. The option agreement granted the Company the exclusive right to review Irinophore C, a nanoparticle drug compound, for the treatment of various forms of cancer, including melanoma, prostate, breast and lung cancer through April 2011. During the option year, the Company performed various tumorgraft testing on the nanoparticle compound. In March 2011, the Company exercised its option to license Irinophore C, a liposomal formulation of Irinotecan. Under the terms of the agreement, the company’s exercise of the option resulted in amounts due to the Canadian company of $85,000 comprised of the option exercise price and reimbursement to the Canadian company for past patent costs, which was expensed in the Company’s fiscal year ended April 30, 2011. As of January 31, 2012, the Company has satisfied this obligation. Under the terms of the license agreement, the Company will be required to pay up to $3 million in development milestones. Upon commercialization, the Company would also be required to make royalty payments and sales milestone based upon revenues. Commencing with the second anniversary of the agreement (March 2013), the Company will be obligated to pay a minimum annual royalty of $10,000 (Canadian).

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 9. Cephalon Agreement

On March 16, 2011, the Company entered into an agreement with Cephalon, Inc., (“Cephalon”), a wholly owned subsidiary of Teva Pharmaceutical Industries Ltd., pursuant to which the Company will conduct Tumorgraft studies on proprietary chemical compounds provided by Cephalon to determine the activity or response of a compound in potential clinical indications. In April 2011, Cephalon paid an initiation fee of $1.4 million to the Company, which is reflected within deferred revenue on the Condensed Consolidated Balance Sheet as of April 30, 2011. The Company anticipates that the studies will be completed within 18 months of the execution of the agreement. As models, along with required reports, are delivered, the deferred revenue will be recognized on a proportionate basis in accordance with the Company’s revenue recognition policies. Under this agreement, revenue of $444,000 and $681,000 was recognized during the three and nine months ended January 31, 2012. Cephalon will, under certain conditions, also pay the Company various amounts upon achieving certain milestones. Potential milestone payments to be received under the Agreement total $27 million. No milestones have been achieved to date. In addition, under certain conditions, Cephalon will pay the Company royalties on any commercialized products developed under the Agreement. No royalties have been received or earned to date.

Note 10. Grant Income

In October 2010, the Company was notified that it was awarded total cash grants of approximately $1.5 million under the Qualifying Therapeutic Discovery Project program administered under section 48D of the Internal Revenue Code, of which approximately $1.0 million related to qualifying expenses the Company had previously incurred during fiscal 2010 and $0.5 million related to qualifying expenses which the Company expected to incur during fiscal 2011. In November 2010, the Company received approximately $1.0 million related to the 2010 expenditures. As of January 31, 2012, $0.5 million related to the 2011 expenditures was still outstanding. The Company received this payment on February 13, 2012.

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

The IRS expanded its scope to include the fiscal year 2011 tax return, which was filed in January 2012. Based on the examination to date, the Company does not believe that the results of this examination will have a material effect on its financial statements for any period under examination and that the Company has a sufficient Net Operating Loss carry forward that will offset any adjustment.

Note 11. Subsequent Events

None.

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

Overview and Recent Developments

Champions Oncology, Inc. (the “Company”), is engaged in the development of advanced technology solutions and services to personalize the development and use of oncology drugs. The Company’s Tumorgraft Technology Platform is a novel approach to personalizing cancer care based upon the implantation of human tumors in immune deficient mice. The Company uses this technology to derive revenue for two customer groups: Personalized Oncology Solutions (“POS”), and Translational Oncology Solutions (“TOS”). POS assist physicians in developing personalized treatment options for their cancer patients through access to panels of expert medical professionals and tumor specific data. TOS offers a technology platform to pharmaceutical and biotechnology companies using proprietary Tumorgraft studies, which have been shown to be predictive of how drugs may perform in clinical settings.

As explained in Item 1, “Business” of our Form 10-K for the year ended April 30, 2011, our operations have recently been refocused to emphasize our POS and TOS lines of business. We also plan to continue our research and development efforts to expand our Tumorgraft Technology Platform in order to expand our TOS program.

In fiscal 2011, the Company modified its POS business strategy to focus on growing its core technology products, which includes Tumorgraft implants and drug studies.  As a result, the Company significantly reduced the price of the core technology products to make the products affordable to a broader patient base. In addition, the Company has increased spending on sales and marketing efforts to support this strategy. The Company will continue to offer related personalized oncology services to our customers, including personalized tumor panels and gene sequencing, however, we expect future POS revenue growth to be driven by our core products.

During fiscal 2012, the Company started transitioning the laboratory activities that support the POS and TOS services to our facility in Baltimore, Maryland. To facilitate this strategy and support the increase in current and expected volume, we have invested in the infrastructure and increased our laboratory staff and are evaluating options to increase our lab capacity to meet the future demand.  We believe that bringing these activities in house will significantly reduce the cost of providing our services and allow us to maintain a more aggressive pricing strategy.  We expect the transition to be largely complete by the end of the first quarter of fiscal 2013.

Operating Results

The following tables summarize our operating results for the periods presented below (dollars in thousands):

	For the Three Months Ended January 31,
		% of		% of	%
	2012	Revenue	2011	Revenue	Change
Operating revenue:
Personalized oncology solutions	$649	27.1%	$1,419	50.6%	(54.3)%
Translational oncology solutions	1,747	72.9	1,386	49.4	26.0

Total operating revenue	2,396	100.0	2,805	100.0	(14.6)

Costs and operating expenses:
Cost of personalized oncology solutions	528	22.0	725	25.8	(27.2)
Cost of translational oncology solutions	801	33.4	688	24.5	16.4
Research and development	930	38.8	434	15.5	114.3
Sales and marketing	623	26.0	239	8.5	160.7
General and administrative	1,287	53.7	1,505	53.7	(14.5)

Total costs and operating expenses	4,169	174.0	3,591	128.0	16.1

Operating loss	$(1,773)	(74.0)%	$(786)	(28.0)%	125.6%

	For the Nine Months Ended January 31,
		% of		% of	%
	2012	Revenue	2011	Revenue	Change
Operating revenue:
Personalized oncology solutions	$1,837	31.8%	$2,816	52.8%	(34.8)%
Translational oncology solutions	3,931	68.2	2,522	47.2	55.9

Total operating revenue	5,768	100.0	5,338	100.0	8.1

Costs and operating expenses:
Cost of personalized oncology solutions	1,463	25.4	1,213	22.7	20.6
Cost of translational oncology solutions	1,904	33.0	1,399	26.2	36.1
Research and development	2,558	44.3	2,117	39.7	20.8
Sales and marketing	1,885	32.7	356	6.7	429.5
General and administrative	4,421	76.6	2,649	49.6	66.9

Total costs and operating expenses	12,231	212.0	7,734	144.9	58.1

Operating loss	$(6,463)	(112.0)%	$(2,396)	(44.9)%	169.7%

Operating Revenues

Operating revenues were $2.4 million and $2.8 million for the three months ended January 31, 2012 and 2011, respectively, and $5.8 million and $5.3 million for the nine months ended January 31, 2011 and 2010, respectively.

POS revenues were $0.6 million and $1.4 million for the three months ended January 31, 2012 and 2011, respectively, a decrease of $0.8 million, or 54%. POS revenues were $1.8 million and $2.8 million for the nine months ended January 31, 2012 and 2011, respectively, a decrease of $1.0 million, or 35%. Panel revenue, a component of POS revenue, decreased $0.9 million and $1.0 million for the three and nine months ended January 31, 2012, respectively. This decrease is primarily attributable to a decrease in pricing per panel. Excluding panel revenue, POS revenue was $0.59 million and $0.5 million for three months ended January 31, 2012 and 2011, an increase of $0.09 million and $1.35 million and $1.32 million for nine months ended January 31, 2012 and 2011, respectively, an increase of $0.03 million. The Company experienced significantly higher volumes of implants and drug studies compared to the prior year. For the three months ended January 31, 2012, the Company performed 25 tumorgraft implants compared to one in the same quarter last year. For the nine months ended January 31, 2012, the Company performed 70 tumorgraft implants compared to nine in the prior year. For the three months ended January 31, 2012, the Company completed five drug studies compared to zero in the same quarter last year. For the nine months ended January 31, 2012, the Company completed nine drug studies compared to three in the prior year. However, the increase in volume was partially offset by a strategic decision to lower pricing for both the tumorgraft implants and drug studies.

TOS revenues were $1.7 million and $1.4 million for the three months ended January 31, 2012 and 2011, respectively, an increase of $0.3 million or 26%. TOS revenues were $3.9 million and $2.5 million for the nine months ended January 31, 2012 and 2011, respectively, an increase of $1.4 million or 56%. These increases in TOS revenues were due primarily to increased sales efforts and investments in growing our Tumorbank.

Cost of POS

Cost of POS was $0.5 million and $0.7 million for the three months ended January 31, 2012 and 2011, respectively, a decrease of $0.2 million, or 27%. Cost of POS was $1.5 million and $1.2 million for the nine months ended January 31, 2012 and 2011, respectively, an increase of $0.3 million, or 21%.  Gross margin for POS was 19% and 49% for the three months ended January 31, 2012 and 2011, respectively, and 20% and 57% for the nine months ended January 31, 2012 and 2011, respectively.  In the fiscal third quarter, the Company has begun the transition of moving its laboratory work internally from a third party provider. While this has resulted in increased cost in the current quarter, it is expected to yield future savings. This laboratory transition in combination with the Company’s strategic decision to lower price points across service lines in the current year contributed to the declines in gross margin.

Cost of TOS

Cost of TOS was $0.8 million and $0.7 million for the three months ended January 31, 2012 and 2011, respectively, an increase of $0.1 million, or 16%. Cost of TOS was $1.9 million and $1.4 million for the nine months ended January 31, 2012 and 2011, respectively, an increase of $0.5 million, or 36%.  The increase in costs was due to the increased volume of TOS business. Gross margin for TOS was 54% and 50% for the three months ended January 31, 2012 and 2011, respectively, and 52% and 45% for the nine months ended January 31, 2012 and 2011, respectively. The increases in gross margin can be attributed to the mix and complexity of drug studies that were completed in the respective periods.

Research and Development

Research and development expense was $0.9 million and $0.4 million for the three months ended January 31, 2012 and 2011, respectively, an increase of $0.5 million, or 114%.  Research and development expense was $2.6 million and $2.1 million for the nine months ended January 31, 2012 and 2011, respectively, an increase of $0.5 million, or 21%.  The increases from prior year periods are primarily related to increased costs resulting from our continued investment in our Tumorbank and technology platform.

Sales and Marketing

Sales and marketing expense was $0.6 million and $0.2 million for the three months ended January 31, 2012 and 2011, respectively, an increase of $0.4 million, or 161%.  Sales and marketing expense was $1.9 million and $0.4 million for the nine months ended January 31, 2012 and 2011, respectively, an increase of $1.5 million. The increases from prior year periods are primarily related to our continued investment in the infrastructure in POS, increases in our sales force, and increases in marketing costs.

General and Administrative

General and administrative expense was $1.3 million and $1.5 million for the three months ended January 31, 2012 and 2011, respectively, a decrease of $0.2 million, or 15%. Stock-based compensation was $0.7 million and $1.2 million for the three months ended January 31, 2012 and 2011, respectively. Excluding stock-based compensation, general and administrative expenses were $0.5 million and $0.3 million for the three months ended January 31, 2012 and 2011, respectively, an increase of $0.2 million. General and administrative expense was $4.4 million and $2.6 million for the nine months ended January 31, 2012 and 2011, respectively, an increase of $1.8 million, or 67%.  Stock-based compensation was $2.6 million and $1.6 million for the nine months ended January 31, 2012 and 2011, respectively. Excluding stock-based compensation, general and administrative expenses were $1.8 million and $1.0 million for the nine months ended January 31, 2012 and 2011, respectively, an increase of $0.8 million. The increases from the prior periods are related to the expansion of our infrastructure, the addition of our corporate offices in New Jersey, and other costs associated with the Company’s growth strategy.

Other Income (Expense)

Other income was $0.05 million and $0.4 for the three months ended January 31, 2012 and 2011, respectively, a decrease of $0.3 million. Other income was $0.4 million and $1.3 million for the nine months ended January 31, 2012 and 2011, respectively, a decrease of $0.9 million. During the three and nine months ended January 31, 2012, the Company recognized income of $0.06 million and $0.3 million, respectively, for the change in fair value of warrants that are accounted for as liabilities on the unaudited condensed consolidated balance sheets and are described further below and in Note 5 to the accompanying unaudited condensed consolidated financial statements. In the prior year, other income primarily consisted of cash grants awarded to the Company under the Qualifying Therapeutic Discovery Project program administered under section 48D of the Internal Revenue Code which income was not repeated for the 2012 period.

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements and other strategic initiatives. In the past, we have met these cash requirements through our cash and cash equivalents, working capital management and proceeds from certain private placements of our securities. As of January 31, 2012, we had working capital of $4.1 million and cash and cash equivalents of $6.5 million. We believe that our cash and cash equivalents on hand at January 31, 2012 are adequate to fund operations for at least the next twelve months.

On March 24, 2011, the Company entered into a Securities Purchase Agreement with several accredited investors for the sale to the investors of an aggregate 12,533,333 shares of the Company’s common stock at a purchase price of $0.75 per share, or an aggregate of $9.4 million, of which, $0.5 million was sold to officers and directors of the Company. As part of this transaction, we issued warrants to purchase an aggregate 1,266,667 shares of common stock at an exercise price of $0.90 per share. These warrants expire five years after the closing date, which occurred on April 4, 2011. The Securities Purchase Agreement contains certain anti-dilution protections for the investors and certain registration rights with respect to the shares of common stock issued to the investors. Furthermore, investors will have the right to require the Company to repurchase the purchased common shares held (the “Put Option”) for cash for $0.75 per share upon a change of control or sale of substantially all of the company’s assets. The Put Option will terminate upon the achievement of certain financial milestones by the Company, the sale of 25% of the common shares purchased by an investor, with respect only to the shares owned by such investor, or in certain other circumstances as outlined in the Securities Purchase Agreement.

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

If we require additional cash, there can be no assurance that management will be successful in raising additional capital on terms acceptable to us, if at all. Our ability to successfully complete a raise of capital will depend on the conditions of the capital markets and our financial condition and prospects. Even if we are able to successfully raise additional capital, such capital could be in the form of debt and could be at high interest rates and/or require us to comply with restrictive covenants that limit financial and business activities. In addition, even if we are able to successfully raise equity capital, this could dilute the interest of existing shareholders and/or be issued with preferential liquidation, dividend or voting rights to those currently held by our common stockholders

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash used in operating activities was $3.7 million for the nine months ended January 31, 2012. Net cash provided by operating activities was $0.5 million for the nine months ended January 31, 2011. The increase of $4.2 million of cash used in operating activities was primarily due to higher working capital requirements.

Cash Flows from Investing Activities

Net cash used in investing activities was $371,000 and less than $47,000 for the nine months ended January 31, 2012 and 2011, respectively. Cash used for the nine months ended January 31, 2012 and 2011 relates to the purchase of property and equipment for both the operations of the Company and the establishment of our new corporate headquarters in Hackensack, New Jersey.

Cash Flows from Financing Activities

Net cash provided by financing activities was $98,000 for the nine months ended January 31, 2012, which relates to the exercise of warrants. Net cash used in financing activities was $71,000 for the nine months ended January 31, 2011, which primarily relates to the purchase of treasury stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Exhibit
31.1	8650 Section 302 Certification of Chief Executive Officer
31.2	8650 Section 302 Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2012 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, January 31, 2012 and April 30, 2011, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended January 31, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the nine months ended January 31, 2012 and 2011, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPIONS ONCOLOGY, INC. (Registrant)

Date: March 14, 2012	By:	/s/ Joel Ackerman
Joel Ackerman
Chief Executive Officer

	By:	/s/ Gary G. Gemignani
Gary G. Gemignani
Chief Financial Officer

