Form 10-K
period 2012-04-30
CHAMPIONS ONCOLOGY, INC.
filed 2012-07-18
CIK 771856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2012
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☑

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 31, 2011 was $18.7 million based on the closing price of the Registrant’s Common Shares as quoted on the OTCBB as of that date.

The number of Common Shares of the Registrant outstanding as of July 6, 2012 was 47,074,942.

DOCUMENTS INCORPORATED BY REFERENCE - None

INDEX TO FORM 10-K

FOR THE YEAR ENDED APRIL 30, 2012

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

PART I

Item 1. Business

Overview

Champions Oncology, Inc. is engaged in the development of advanced technology solutions to personalize the development and use of oncology drugs.  The Company’s TumorGraft Technology Platform is a novel approach to personalizing cancer care, based upon the implantation of human tumors in immune-deficient mice.  The Company uses this technology, in conjunction with related services, to offer solutions for two customer groups:

•	Our Personalized Oncology Solutions (“POS”) business, which provides services to physicians and patients looking for information to help guide the development of personalized treatment plans.
•	Our Translational Oncology Solutions (“TOS”) business, which provides services to pharmaceutical and biotechnology companies seeking personalized approaches to drug development that will lower costs and increase the speed of developing new drugs, as well as increase the adoption of existing drugs.

TumorGraft Technology Platform

Our technology platform consists of processes, physical tumors, and information that we use to personalize the development and use of oncology drugs.  Our process technology involves the:

•	implantation of human tumor fragments in immune-deficient mice;
•	expansion of the original human tumor into a larger colony of mice through the passage of the tumor to a limited number of generations of mice;
•	treatment of the implanted mice with oncology drugs; and
•	measurement of tumor growth inhibition in treated mice relative to a control group of mice to determine the response of the tumor to the drug.

Our process is used for our POS business to test numerous drugs or drug combinations against a single patient’s tumor to determine which therapy results in the most efficacious response from the tumor.

Our platform also includes a bank of  tumors that we have acquired, collected, processed, validated, and stored for use in our TOS business.  We implant these tumors in mice to provide pharmaceutical and biotechnology companies the opportunity to test oncology compounds on multiple tumors to test efficacy.

We are also developing an extensive database of information about the tumors in our Tumorbank.  This will include information about the patient (e.g. age, gender), the response of the tumor to different oncology drugs or drug combinations, mutational status of key oncogenes, and other genetic and epigenetic data about each tumor.  Our intention is to use this database to provide our pharmaceutical and biotechnology customers with information that may assist them with the drug development process.

Our Strategy

Our strategy is to use TumorGrafting as a platform technology to drive multiple synergistic revenue streams. We continue to build this platform with investments in research and development, as well as contributions from both the POS and TOS businesses. The platform is then used to deliver products that serve both the POS and TOS customers in mutually complementary ways. The result is well-differentiated products for patients, physicians, and drug development companies. In addition, we are looking for additional opportunities to utilize the data we are gathering to develop proprietary biomarkers and signatures of response that can predict the resistance or sensitivity of individual tumors to oncology drugs.

Personalized Oncology Solutions (“POS”) Business

Our POS business offers physicians and patients information to help guide the development of personalized treatment plans.  Our core offering utilizes our technology platform to empirically test the response of a patient’s tumor to multiple oncology drugs or drug combinations.  The process begins by implanting a fresh fragment of the patient’s tumor, typically received within 24 hours of surgery or biopsy, in a small colony of immune-deficient mice to grow the tumor tissue.  This colony is then expanded by implanting the grown tumor tissue into a limited number of generations of mice until a sufficient number of mice are available for testing.  At that point, the colony is allocated to different groups, and each mouse in a group is dosed with a different drug or drug combination.  The response of the tumor in each mouse is tracked over time and analyzed to determine which drug or drug combination is providing the highest level of tumor growth inhibition.  Our data demonstrates that there is a high correlation between the response to drugs of the tumor in mice with the response of the tumor in the patient.

In addition to our core product, we also offer related personalized oncology services to our customers, including personalized tumor panels.  Personalized tumor panels are designed to provide access to world-renowned oncologists with expertise in particular tumor types.  These panels can be done in person or by teleconference and can include from 3 to more than 15 physicians. The physicians on the panel receive an overview of the patient’s history of treatment and current status, typically from the treating physician, and may include advanced molecular and sensitivity testing, which may include information based on our TumorGraft testing. Based on their expertise and the cutting edge information available to them from their academic institutions and colleagues, these physicians can offer useful insight into possible treatments.

We rely on the internet, word of mouth, and a small sales force to market these products to patients and physicians.

For the year ended April 30, 2012, our revenues from POS totaled $2,332,000, a 31% decrease from the previous year. The decrease was due to the strategic decision to make the core products affordable to a broader patient base, lower prices in an effort to maximize synergies between our POS and TOS business, increase our tumor model offerings to our TOS sponsors, and increase the number of models in our Tumorbank.

Translational Oncology Solutions (“TOS”) Business

Our TOS business utilizes our technology platform to assist pharmaceutical and biotechnology companies with the drug development process.  We provide studies that predict the efficacy of experimental oncology drugs or approved drugs as stand-alone therapies or in combination with other drugs.  These studies include in vivo studies that rely on implanting multiple tumors from our Tumorbank in mice and testing the therapy of interest on these tumors.  Studies may also include bioinformatics analyses that reveal the differences in the genetic signatures of the tumors that responded to a therapy as compared to the tumors that did not respond.  Our studies can be used to determine which types of cancer, if any, are inhibited by a drug.  The studies can also be used to identify specific sub-populations, often characterized by particular genetic mutations that are differentially sensitive or resistant to a drug or drug combination.  These studies, used in pre-clinical testing or during phase I or II of a clinical trial, can help guide the clinical development path of new compounds and find new indications or combinations for compounds that are already approved by the United States Food and Drug Administration (“FDA”).  The results can lead to lower costs and shorter timeframes for drug development.

Our sales and marketing efforts are dependent on a dedicated sales force that sells directly to pharmaceutical and biotechnology companies. Currently, we have contracts with 32 different biotechnology and pharmaceutical companies, of which 13 were repeat customers in fiscal 2012, having entered into more than one contracted study with us.

For the year ended April 30, 2012, our revenues from TOS services totaled $4,817,000, an increase of 38% from the previous year

Operations and Recent Developments

Until fiscal 2011, we relied solely on a single contract research organization (“CRO”) for substantially all of our in vivo studies and Tumorbank development.  During the fourth quarter of 2011, we started the process of developing in-house capabilities to supplement the activities of the CRO.

During fiscal 2012, we modified our POS business strategy to focus on growing our core technology products, which includes TumorGraft implants and drug studies. As part of this strategy, we significantly reduced the price of our core technology products to make the products affordable to a broader patient base, to increase the number of models available in our Tumorbank, and to increase offerings to our TOS sponsors. In addition, we have increased spending on sales and marketing efforts to support this strategy. We will continue to offer related personalized oncology services to our customers; however, we expect future POS revenues to be driven by our core products.

During the second half of fiscal 2012, we transitioned the laboratory activities that support the POS and TOS businesses from the third-party CRO to our facility in Baltimore, Maryland. We believe that bringing these activities in-house will significantly reduce the future cost of providing our services and allow us to implement and maintain a more competitive pricing strategy. To facilitate this strategy and support the increase in current and expected volume, we have invested in the infrastructure and increased our laboratory staff.

Currently, all POS, TOS, and Tumorbank models are being expanded in-house. Additionally, all POS and new TOS drug studies are now solely performed in our laboratory. We are evaluating options to increase our lab capacity to meet expected future demand.

In-licensed Compounds

Historically, our strategy was to use our technology platform to identify promising compounds that could be in-licensed during the preclinical phase.  The strategy was to invest in the clinical development of these compounds and then seek a partner that would bring them to market in exchange for some combination of upfront payments, milestone payments and royalties on future sales.  Since 2007, we pursued this strategy with four compounds.  All four of these compounds were subjected to TumorGraft testing, and the results of one of the compounds, Irinophore C, were positive and merited further investment.

In February 2010, we entered into an exclusive option agreement to review Irinophore C, a nanoparticle drug compound, for the treatment of various forms of cancer, including melanoma, prostate, breast and lung cancer through April 2011, and we exercised our option to license Irinophore C in March 2011. During the end of fiscal 2011, we modified our strategy and no longer plan to in-license additional compounds and will instead focus on developing advanced technologies to personalize the development and use of oncology drugs. As such, we terminated the license agreements for all compounds, with the exception of Irinophore C. We are currently evaluating strategic options, including finding a partner, to finance the future development of Irinophore C.

Competition

Our TumorGraft Technology Platform is proprietary and requires significant know-how to both initiate and operate, but is not patented.  It is, therefore, possible for competitors to develop other implantation procedures or to discover the same procedures utilized by the Company that could compete with the Company in its market.  Competition in our industry is intense and based significantly on scientific, technological, and market forces, which include the availability of patent and other protection for technology and products, the ability to commercialize technological developments and the ability to obtain government approval for testing, manufacturing, and marketing.  The Company faces significant competition from other healthcare companies in the United States and abroad.  The majority of these competitors are, and will be, substantially larger than the Company, and have substantially greater resources and operating histories.  There can be no assurance that developments by other companies will not render our products or technologies obsolete or non-competitive or that we will be able to keep pace with the technological or product developments of our competitors.  These companies, as well as academic institutions, governmental agencies, and private research organizations also compete with us in recruiting and retaining highly qualified scientific, technical and professional personnel and consultants.

Patent Applications

It is our intention to protect our proprietary property through the filing of United States and international patent applications, where necessary and reasonable. In February 2007, we acquired rights to a U.S. and international patent application family filed October 6, 2005 entitled “LIPOSOMES WITH IMPROVED DRUG RETENTION FOR TREATMENT OF CANCER”. The Japanese and Australian patents in this group have issued, and the remaining patent applications are still being pursued.

In certain instances where we have previously filed (or acquired) U.S. and/or international patent applications and subsequently decided to no longer pursue the development of the compounds which are the subject of the applications, we have opted to no longer pursue the patent applications.

Research and Development

For the years ended April 30, 2012 and 2011, we spent approximately $2,937,000 and $2,910,000, respectively, to develop our TumorGraft Technology Platform. Champions continues to expand its TumorGraft bank through the acquisition of tumor tissue and implanted models from procurement sites, as well as through the POS business. The increase from 2012 to 2011 is primarily related to increased spending on our technology platform, offset by decreased spending on evaluating in-licensed compounds. Our research and development efforts were focused on increasing our understanding of our TumorGraft models, their clinical predictability, improving growth and tumor take rates, and other biological and molecular characteristics of the models.

Government Regulation

The research, development, and marketing of  our products are generally subject to federal, state, local, or foreign legislation or regulation, including the interpretation of and compliance with existing, proposed, and future regulatory requirements imposed by the FDA and by comparable authorities in other countries.

Employees

As of April 30, 2012, we had 36 full-time equivalent employees (FTEs), including 12 with doctoral or other advanced degrees.  Of our workforce, 18 FTEs are engaged in research and development and laboratory operations, 11 FTEs are engaged in sales and marketing, and 7 FTEs are engaged in finance and administration.  None of our employees are represented by a labor union or covered by collective bargaining agreements.  We have never experienced a work stoppage and believe our relationship with our employees is good.

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

Available Information

Our internet website address is www.championsoncology.com.  Through our website, we make available, free of charge, access to all reports filed with the United States Securities and Exchange Commission (“SEC”), including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, and amendments to those reports, as filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  Copies of any materials we file with, or furnish to, the SEC can also be obtained free of charge through the SEC’s website at http://www.sec.gov or at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

For the years ended April 30, 2012 and 2011, the Company had a net loss of $8,661,000 and $3,802,000, respectively.  As of April 30, 2012, the Company has an accumulated deficit of $25,143,000.

The amount of these losses may vary significantly from year-to-year and quarter-to-quarter and will depend on, among other factors:

•	the timing and cost of development for our TOS platform, products and technology;
•	the cost of building out our TumorGraft Technology Platform;
•	the cost and rate of progress toward growing our POS business;
•	the cost and rate of progress toward building our sales forces;
•	the cost of acquiring and operating our own laboratory and animal testing facilities;
•	the cost of securing and defending our intellectual property;
•	the timing and cost of obtaining necessary regulatory approvals;
•	the cost of expanding and building out the infrastructure; and
•	the cost incurred in hiring and maintaining qualified personnel.

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

To become profitable, we will need to generate revenues to offset our operating costs, including our research and development and general and administrative expenses. We may not achieve or, if achieved, sustain our revenue or profit objectives. Our losses may increase in the future, and, ultimately, we may have to cease operations.

In order to grow revenues, we must invest capital to implement our sales and marketing efforts and to successfully develop our bioinformatics and TumorGraft Technology Platform. Because we do not have a history of commercial efforts, our sales and marketing efforts may never generate significant revenues or achieve profitability and it is likely that we will be required to raise additional capital to continue our operations as currently contemplated. If we must devote a substantial amount of time to raising capital, it will delay our ability to achieve our business goals within the time frames that we now expect, which could increase the amount of capital we need. In addition, the amount of time expended by our management on fundraising distracts them from concentrating on our business affairs. If we require additional capital and are not successful in raising the needed capital, we may have to cease operations.

We have limited experience marketing and selling our services  and may need to rely on third parties to successfully market and sell our products and generate revenues.

We need to continue building a marketing and sales function or enter into agreements with consultants to market our products. Our ability to gain market acceptance and generate revenues will be substantially dependent upon our ability to successfully market our services and/or enter into such agreements on favorable terms and to manage the efforts of those employees or service providers, as the case may be.  If we are not successful in building market share, profitability, and our future prospects will not be realized

We have very limited staffing and will continue to be dependent upon key employees.

Our success, currently, is dependent upon the efforts of several full-time scientific managers, the loss of the services of one or more of which would have a material adverse effect on our business and financial condition. We intend to continue to develop our management team and attract and retain qualified personnel in all functional areas to expand and grow our business. This may be difficult in the healthcare industry where competition for skilled personnel is intense, even as the United States has seen an overall downturn in its economy.

Because our industry is very competitive and many of our competitors have substantially greater capital resources and more experience in research and development, we may not succeed in developing our products and technologies and having them brought to market.

We are engaged in a rapidly changing and highly competitive field. Potential competitors in the United States and abroad are numerous and include pharmaceutical and biotechnology companies, most of which have substantially greater capital resources and more experience in research and development capabilities. Furthermore, new companies will likely enter our market from the United States and abroad, as scientific developments surrounding other cancer therapies continue to accelerate in the multibillion dollar oncology marketplace.  Our competitors may succeed in obtaining patent protection, receiving FDA approval, or commercializing similar competing drug compounds before we do.  In addition, academic institutions, hospitals, governmental agencies, and other public and private research organizations also may conduct similar research, seek patent protection, and may develop and commercially introduce competing products or technologies on their own or through joint ventures. If one or more of our competitors succeeds in developing similar technologies and products more rapidly than we do, and commercially introduce such technologies and products to the marketplace, prior to introduction of our products, or if these competing technologies and products are more effective or successful than any of those that we currently are developing or will develop, our results of operations will be significantly adversely affected.

If we are unable to protect our intellectual property, we may not be able to compete as effectively.

It is important in the healthcare industry to obtain patent and trade secret protection for new technologies, products, and processes. Our success will depend, in part, upon our ability to obtain, enjoy, and enforce protection for any products we develop or acquire under United States and foreign patent laws and other intellectual property laws, preserve the confidentiality of our trade secrets, and operate without infringing the proprietary rights of third parties. Where appropriate, we will seek patent protection for certain aspects of our technology. However, our owned and licensed patents and patent applications may not ensure the protection of our intellectual property for a number of reasons, including:

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

Our products are subject to federal, state, local, or foreign legislation or regulation, including the interpretation of and compliance with existing, proposed, and future regulatory requirements imposed by the FDA in the United States and by comparable authorities in other countries. In the United States, approval from the FDA has to be obtained for each drug to be commercialized. The FDA approval process is typically lengthy and expensive, and approval is never certain. Products to be commercialized abroad are subject to similar foreign government regulation.

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

The biotechnology industry is subject to regulation by various federal and state governmental authorities. For example, we must comply with FDA requirements with respect to the development of our proposed products and our early clinical trials, and if any of our proposed products are approved, the manufacture, labeling, sale, distribution, marketing, advertising and promotion of our products. Failure to comply with FDA and other governmental regulations can result in fines, disgorgement, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA’s review of New Drug Applications (“NDAs”), enforcement actions, injunctions and criminal prosecution. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Despite our efforts at compliance, there is no guarantee that we may not be deemed to be deficient in some manner in the future. If we were deemed to be deficient in any significant way, our business, financial position and results of operations could be materially affected.

If our laboratory facility is damaged or destroyed, our business would be negatively affected.

We currently utilize a single laboratory in Baltimore, Maryland to perform the majority of our tumor studies and develop and bank our TumorGraft  Technology Platform models. If this facility were to be significantly damaged or destroyed, we could suffer a loss of some of our ongoing and future drug studies, as well as our TumorGraft bank. Plans to house our TumorGraft bank in different locations to avoid a catastrophic event damaging this asset are being developed.

Investment in our common stock may be diluted if we issue additional shares in the future.

We may issue additional shares of common stock, which will reduce shareholders’ percentage ownership and may dilute per share value. Our Certificate of Incorporation authorizes the issuance of 125,000,000 shares of common stock. As of July 6, 2012, we had 50,273,678 shares of common stock issued and 47,074,942 shares outstanding. Of the outstanding shares of common stock, 12,333,000 shares are accounted for as mezzanine financing, a classification outside of permanent equity, due to certain contingent “put” features associated with such shares. The future issuance of all or part of the remaining authorized common stock would result in substantial dilution in the percentage of the common stock held by existing shareholders. The issuance of common stock for future services, acquisitions, or other corporate actions may have the effect of diluting the value of the shares held by existing shareholders, and might have an adverse effect on any market for our common stock.

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

As of July 6, 2012, there were outstanding warrants and options to purchase 16,342,705 shares of our common stock. The exercise of a substantial number of these outstanding warrants and options could adversely affect our share price and dilute current shareholders.

Our stock price is volatile.

The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price they paid for it. The market price for our common stock may be influenced by many factors, including:

•	results of clinical trials of our drug compound or of those of our competitors;
•	regulatory developments in the United States and foreign countries;
•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the healthcare payment system;
•	announcements by us of significant acquisition, strategic partnerships, joint ventures or capital commitments;
•	sales of significant shares of stock by large investors;
•	intellectual property, product liability, or other litigation against us;
•	the loss of a key development partner; and
•	the other key facts described in this “Risk Factors” section.

Our common stock may be deemed a “penny stock,” which would make it more difficult for you to sell your shares.

Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These rules require, among other things, that brokers who trade penny stocks complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our common stock. Because our common stock is subject to the penny stock rules, you may find it more difficult to dispose of the shares of our common stock that you have purchased.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease the following facilities under operating lease agreements:

•	One University Plaza, Suite 307, Hackensack, New Jersey 07601, which serves as our corporate headquarters and consists of approximately 3,800 square feet of office space. The lease expires in April 2014. We incurred $71,000 of rental costs in fiscal 2012 relative to this lease.
•	855 North Wolfe Street, Suite 619, Baltimore, Maryland 21205, which consists of approximately 1,650 square feet of laboratories and office space where we conduct operations related to our primary service offerings. The lease expires in June 2014. We incurred $65,000 of rental costs in fiscal 2012 relative to this lease.
•	17 Hatidhar Street, Ra’anana, Israel, which consists of approximately 1,500 square feet and serves as office headquarters for Champions Oncology, Israel. The lease expires in July 2012. We incurred $29,000 of rental costs in fiscal 2012 relative to this lease. The Company plans to extend this lease.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

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

	High	Low
Fiscal Year Ended April 30, 2012:
First quarter	$1.20	$0.76
Second quarter	1.05	0.65
Third quarter	0.95	0.62
Fourth quarter	0.75	0.62

	High	Low
Fiscal Year Ended April 30, 2011:
First quarter	$0.99	$0.60
Second quarter	0.95	0.60
Third quarter	0.99	0.70
Fourth quarter	1.25	0.40

Approximate Number of Holders of Common Stock

As of July 6, 2012, there were approximately 2,147 record holders of the Company’s common stock.

Dividends

Holders of our common stock and redeemable common stock are entitled to receive such dividends as may be declared by our Board of Directors.  No dividends have been paid with respect to our common stock and redeemable common stock and no dividends are anticipated to be paid in the foreseeable future.  Any future decisions as to the payment of dividends will be at the discretion of our Board of Directors, subject to applicable law.

Securities Authorized for Issuance Under Equity Compensation Plans

The information regarding securities authorized for issuance under our equity compensation plans is disclosed in Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Recent Sales by the Company of Unregistered Securities

None.

Repurchases of Securities

None.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.  This discussion contains forward-looking statements that are based on our current expectations, estimates, and projections about our business and operations.  Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under Item 1A – “Risk Factors” and elsewhere in this Annual Report.

Overview and Recent Developments

Champions Oncology, Inc. is engaged in the development of advanced technology solutions to personalize the development and use of oncology drugs.  The Company’s TumorGraft Technology Platform is a novel approach to personalizing cancer care, based upon the implantation of human tumors in immune-deficient mice.  The Company uses this technology, in conjunction with related services, to offer solutions for two customer groups:

•	Our Personalized Oncology Solutions (“POS”) business, which provides services to physicians and patients looking for information to help guide the development of personalized treatment plans.
•	Our Translational Oncology Solutions (“TOS”) business, which provides services to pharmaceutical and biotechnology companies seeking personalized approaches to drug development that will lower costs and increase the speed of developing new drugs, as well as increase the adoption of existing drugs.

We plan to continue our efforts to expand our TumorGraft Technology Platform in order to expand our TOS program. In fiscal 2012, we modified our POS business strategy to focus on growing our core technology products, which includes TumorGraft implants and drug studies. As part of this strategy, we significantly reduced the price of our core technology products to make the products affordable to a broader patient base, maximize synergies between our POS and TOS businesses, increase our tumor model offerings to our TOS sponsors, and increase the number of models in our Tumorbank. We have increased spending on sales and marketing efforts to support this strategy. We will continue to offer related personalized oncology services to our customers; however, we expect future POS revenue to be driven by our core products.

During the second half of fiscal 2012, we transitioned the laboratory activities that support the POS and TOS services from a third-party contract research organization (“CRO”) to our facility in Baltimore, Maryland. To facilitate this strategy and support the increase in current and expected volume, we have invested in the infrastructure and increased our laboratory staff and are evaluating options to increase our lab capacity to meet the future demand. We believe that bringing these activities in house will significantly reduce the future cost of providing our services and allow us to maintain a more competitive pricing strategy.

Results of Operations

The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Years Ended April 30,
		% of		% of	%
	2012	Revenue	2011	Revenue	Change
Operating revenue:
Personalized oncology solutions	$2,332	32.6%	$3,382	49.1%	(31.0)
Translational oncology solutions	4,817	67.4	3,500	50.9	37.6

Total operating revenue	7,149	100.0	6,882	100.0	3.9

Costs and operating expenses:
Cost of personalized oncology solutions	2,356	33.0	1,665	24.2	41.5
Cost of translational oncology solutions	2,543	35.6	1,846	26.8	37.8
Research and development	2,937	41.1	2,910	42.3	0.9
Sales and marketing	2,928	41.0	1,085	15.8	169.9
General and administrative	5,450	76.2	4,611	67.0	18.2

Total costs and operating expenses	16,214	226.9	12,117	176.1	33.8

Loss from operations	$(9,065)	(126.9)%	$(5,235)	(76.1)%	73.2

Operating Revenues

Operating revenues for the years ended April 30, 2012 and 2011 were $7.1 and $6.9 million, respectively, an increase of $0.2 million, or 3%.

POS revenues were $2.3 million and $3.4 million for the years ended April 30, 2012 and 2011, respectively, a decrease of $1.1 million, or 31%. Panel revenue, a component of POS revenue, decreased $1.2 million from the prior year, which is primarily attributable to a decrease in pricing per panel. Excluding panel revenue, POS revenue was $1.8 million and $1.7 million for the years ended April 30, 2012 and 2011, respectively, an increase of $0.1 million. During fiscal 2012, the Company experienced significantly higher volumes of implants and drug studies compared to fiscal 2011. For the year ended April 30, 2012, the Company performed 97 TumorGraft implants, compared to 12 in the prior year. For the year ended April 30, 2012, the Company completed 19 drug studies, compared to 5 in the prior year. The increase in volume was offset by decreased pricing for both the TumorGraft implants and drug studies, as part of our strategic decision to obtain more tumors to increase our tumor model offerings to our TOS sponsors and increase the number of models in our Tumorbank.

TOS revenues were $4.8 million and $3.5 million for the years ended April 30, 2012 and 2011, respectively, an increase of $1.3 million or 38%. The increases in TOS revenues were due primarily to increased sales efforts and investments in growing our Tumorbank.

Cost of Personalized Oncology Solutions

Cost of POS was $2.4 million and $1.7 million for the years ended April 30, 2012 and 2011, respectively, an increase of $0.7 million, or 42%. Gross margin for POS was -1% and 51% for the years ended April 30, 2012 and 2011, respectively. Gross margins declined due to the strategic decision to decrease prices to drive increased volumes. Additionally, during the second half of fiscal 2012, the Company transitioned its laboratory work in-house from a third-party CRO. While this has resulted in increased costs during the transition, it is expected to yield future savings. Finally, costs related to POS studies are expensed as incurred, so expenses include ongoing costs related to 11 POS drug studies in progress at April 30, 2012.

Cost of Translational Oncology Solutions

Cost of TOS was $2.5 million and $1.8 million for the years ended April 30, 2012 and 2011, respectively, an increase of $0.7 million, or 38%. The increase in costs was due to the increased volume of the TOS business. Gross margin for TOS was 47% for the years ended April 30, 2012 and 2011.

Research and Development

Research and development expense was $2.9 million for the years ended April 30, 2012 and 2011. Our research and development efforts are focused on increasing our understanding of our TumorGraft models, their clinical predictability, improving growth and tumor take rates, and other biological and molecular characteristics of the models. In fiscal 2012, we increased these efforts, but this was offset by decreased expenses incurred on testing in-licensed compounds.

Sales and Marketing

Sales and marketing expense was $2.9 million and $1.1 million for the years ended April 30, 2012 and 2011, respectively, an increase of $1.8 million, or 170%. The increase for fiscal 2012 is primarily related to employee costs associated with increases in our sales force and marketing expenses incurred in connection with growing our POS and TOS businesses in the United States and in our overseas operations.

General and Administrative

General and administrative expense was $5.5 million and $4.6 million for the years ended April 30, 2012 and 2011, respectively, an increase of $0.9 million, or 18%. Stock-based compensation expense was $3.0 million and $2.9 million for the years ended April 30, 2012 and 2011, respectively. Excluding stock-based compensation, general and administrative expense increased $0.8 million, which primarily relates to the expansion of our infrastructure, the addition of our corporate offices in New Jersey, and other costs associated with the Company’s growth strategy.

Other Income

Other income was $0.4 million and $1.4 million for the years ended April 30, 2012 and 2011, respectively, a decrease of $1.0 million. In fiscal 2011, other income primarily consisted of $1.5 million of cash grants awarded to the Company under the Qualifying Therapeutic Discovery Project program administered under section 48D of the Internal Revenue Code, offset by a charge of less than $0.1 million for the change in the fair value of warrants. In fiscal 2012, the Company recognized income of $0.4 million related to the change in the fair value of warrants.

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our cash and cash equivalents, working capital management, and proceeds from certain private placements of our securities. As of April 30, 2012, we had working capital of $2.1 million and cash and cash equivalents of $4.8 million. We believe that our cash and cash equivalents on hand at April 30, 2012 are adequate to fund operations for at least the next twelve months.

On March 24, 2011, the Company entered into a Securities Purchase Agreement with several accredited investors for the sale to the investors of an aggregate 12,533,333 shares of the Company’s common stock at a purchase price of $0.75 per share, or an aggregate of $9.4 million, of which, $0.5 million was sold to officers and directors of the Company. As part of this transaction, we issued warrants to purchase an aggregate 1,266,667 shares of common stock at an exercise price of $0.90 per share. These warrants expire five years after the closing date, which occurred on April 4, 2011. The Securities Purchase Agreement contains certain anti-dilution protections for the investors and certain registration rights with respect to the shares of common stock issued to the investors. Furthermore, investors have the right to require the Company to repurchase the purchased common shares held (the “Put Option”) for cash for $0.75 per share upon a change of control or sale of substantially all of the company’s assets. The Put Option will terminate upon the achievement of certain financial milestones by the Company, the sale of 25% of the common shares purchased by an investor, with respect only to the shares owned by such investor, or in certain other circumstances as outlined in the Securities Purchase Agreement.

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

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash used in operating activities was $5.2 million and $0.1 million for the years ended April 30, 2012 and 2011, respectively. The increase of cash used in operating activities was primarily due to net losses incurred and higher working capital requirements.

Cash Flows from Investing Activities

Net cash used in investing activities was $0.5 million and $0.1 million for the years ended April 30, 2012 and 2011, respectively. Cash used for both fiscal 2012 and 2011 primarily relates to the purchase of property and equipment for both the operations of the Company and the establishment of our new corporate headquarters in Hackensack, New Jersey.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.1 million and $8.1 million for the years ended April 30, 2012 and 2011, respectively. Cash provided from financing activities for fiscal 2012 primarily relates to the exercise of warrants. During fiscal 2011, we raised $9.4 million from the sale of redeemable common shares and warrants in a private placement transaction.  In conjunction with this offering, we incurred fees of approximately $0.3 million and we used $1.0 million for the purchase of treasury stock.

Critical Accounting Policies

We believe that of our significant accounting policies (refer to the Notes to Consolidated Financial Statements contained in Item 15 of this Annual Report), the following may involve a higher degree of judgment and complexity:

General

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).  The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty.  These areas include the carrying amounts of long-lived assets and deferred taxes.  We base our estimates on historical experience, our observance of trends in particular areas and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources.  Actual amounts could differ significantly from amounts previously estimated.

Revenue Recognition

We derive revenue from our POS and TOS businesses.  Personalized oncology solutions (“POS”) assist physicians by providing information to help guide the development of personalized treatment plans for their patients using our core offerings, including testing oncology drugs and drug combinations on personalized TumorGrafts, and through other services.  Translational oncology solutions (“TOS”) offer a preclinical TumorGraft platform to pharmaceutical and biotechnology companies using proprietary TumorGraft studies, which have been shown to be predictive of how drugs may perform in clinical settings.  We recognize revenue when the following four basic criteria are met: (i) a contract has been entered into with our customers; (ii) delivery has occurred or services have been rendered to our customers; (iii) the fee charged is fixed and determinable as noted in the contract; and (iv) collectability is reasonably assured.  For TOS, we utilize a proportional performance revenue recognition model, under which we recognize revenue as performance occurs, based on the relative outputs of the performance that have occurred up to that point in time under the respective agreement, typically the delivery of reports to our customers documenting the results of our testing protocols.

When a POS or TOS arrangement involves multiple elements, the items included in the arrangement (deliverables) are evaluated to determine whether they represent separate units of accounting.  We perform this evaluation at the inception of an arrangement and as each item in the arrangement is delivered.  Generally, we account for a deliverable (or a group of deliverables) separately if: (i) the delivered item(s) has standalone value to the customer, and (ii) we have given the customer a general right of return relative to the delivered item(s) and the delivery or performance of the undelivered item(s) or service(s) is probable and substantially in our control. Revenue on multiple element arrangements is recognized using a proportional method for each separately identified element.  All revenue from contracts determined not to have separate units of accounting is recognized based on consideration of the most substantive delivery factor of all the elements in the contract or if there is no predominant deliverable upon delivery of the final element of the arrangement.

Share-Based Payments

We typically recognize expense for share-based payments based on the fair value of awards on the date of grant.  We use the Black-Scholes option pricing model to estimate fair value.  The option pricing model requires us to estimate certain key assumptions such as expected life, volatility, risk free interest rates, and dividend yield to determine the fair value of share-based awards.  These assumptions are based on historical information and management judgment.  We expense share-based payments over the period that the awards are expected to vest, net of estimated forfeitures.  If actual forfeitures differ from management’s estimates, compensation expense is adjusted.  We report cash flows resulting from tax deductions in excess of the compensation cost recognized from those options (excess tax benefits) as financing cash flows when the cash tax benefit is received.

Goodwill

Goodwill represents the excess of the cost over the fair market value of the net assets acquired including identifiable assets.  Goodwill is tested annually, or more frequently, if circumstances indicate potential impairment, by comparing its fair value to its carrying amount.  The determination of whether or not goodwill is impaired involves significant judgment.  Although we believe our goodwill is not impaired, changes in strategy or market conditions could significantly impact the judgments and may require future adjustments to the carrying value of goodwill.  We use a two-step process to test for goodwill impairment.  The first step is to screen for potential impairment, while the second step measures the amount of the impairment, if any.  The first step of the goodwill impairment test compares the fair value of each reporting unit with its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired.  If the carrying value of the reporting unit’s net assets, including goodwill, exceeds the fair value of the reporting unit, then we determine the implied fair value of goodwill.  If the carrying value of goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and an impairment loss would be recognized for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income.  The implied fair value of goodwill is calculated by subtracting the fair value of tangible and intangible assets associated with the reporting unit from the fair value of the unit.

We have two reporting units and two operating segments.  In determining fair value, we primarily utilize our market capitalization, which is determined based on the fair value of our common stock.  However, we may test the results of fair value under this method using (i) discounted cash flows; (ii) operating results based on a comparative multiple of earnings or revenues; (iii) offers from interested investors, if any; or (iv) appraisals.  Additionally, there may be instances where these alternative methods provide a more accurate measure or indication of fair value.

In addition, we evaluate impairment if events or circumstances change between the annual assessments, indicating a possible impairment.  Examples of such events or circumstances include: (i) a significant adverse change in legal factors or in the business climate; (ii) an adverse action or assessment by a regulator; or (iii) a significant decline in market capitalization as compared to book value.

The estimated fair value of each reporting unit, as calculated for the April 30, 2012 impairment test, exceeded the carrying value of the reporting unit.  Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of the acquired businesses.  Future events, including but not limited to continued declines in economic activity, loss of contracts or a significant number of customers or a rapid increase in costs or capital expenditures, could cause us to conclude that impairment indicators exist and that goodwill is impaired.  Any resulting goodwill impairment could have a material adverse impact on our financial condition and results of operations.

Accounting for Income Taxes

We use the asset and liability method to account for income taxes.  Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  In preparing the consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate.  This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, goodwill and losses for tax and accounting purposes.  These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within the consolidated balance sheet.  We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established.  To the extent a valuation allowance is established or increased in a period, we include an expense within the tax provision of the consolidated statements of operations.  As of April 30, 2012 and 2011, we have established a full valuation allowance for all deferred tax assets.

As of April 30, 2012 and 2011, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.  Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest. In fiscal 2012, the Company has accounted for a disallowance to the net operating loss carryforwards of $607,000, offset by a corresponding increase to amortizable intangible assets related to capitalized research and development expenditures of $542,000, in connection with a tax examination by the Internal Revenue Service of the Company’s 2009 and 2010 tax years. For further discussion on this examination, see Note 13 to the Company’s audited financial statements included with this report.

Recent Accounting Pronouncements

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

During May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASC 2011-04”). The amendments in ASC 2011-04 were issued in order to align the fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. Consequently, the amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. However, many of the amendments in ASC 2011-04 will not result in a change in the application of the requirements in ASC 820, Fair Value Measurement. The amendments in ASU 2011-04 are effective, on a prospective basis, for public entities for interim and annual periods beginning after December 15, 2011. The Company has adopted this standard, which had no impact on its financial position or results of operations.

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

Item 8. Financial Statements and Supplementary Data

Consolidated balance sheets as of April 30, 2012 and 2011, consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period then ended April 30, 2012 together with the report of our independent registered public accounting firm, are set forth in the “F” pages of this Annual Report on Form 10-K in Item 15.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, have reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Form 10-K.  Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Form 10-K in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Champions Oncology, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a–15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control–Integrated Framework, our management concluded that our internal control over financial reporting was effective as of April 30, 2012.

Management’s Annual Report on Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the year ended April 30, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The directors and executive officers of the Company as of April 30, 2012 are as follows:

Name	Position(s) Presently Held
David Sidransky, M.D.	Director, Chairman of the Board
Joel Ackerman	Chief Executive Officer, Director
Ronnie Morris, M.D.	President and Director
Gary G. Gemignani	Executive Vice President and Chief Financial Officer
James M. Martell	Director
Abba David Poliakoff	Director
Ana I. Stancic	Director
Scott R. Tobin	Director

David Sidransky, M.D., age 52, has served as Chairman of the Company since October 2007 and a director of the Company since August 2007.  Dr. Sidransky is the Director of the Head and Neck Cancer Research Division at Johns Hopkins University School of Medicine and is a Professor of Oncology, Otolaryngology-Head and Neck Surgery, Cellular & Molecular Medicine, Urology, Genetics, and Pathology at Johns Hopkins University and Hospital.  In the field of oncology, Dr. Sidransky is one of the most highly-cited researchers in clinical and medical journals in the world, with over 400 peer-reviewed publications in the past decade.  He has also contributed to more than 60 cancer reviews and chapters.  Dr. Sidransky is a founder of a number of biotechnology companies and holds numerous biotechnology patents.  He has served as Vice Chairman of the Board of Directors of ImClone Systems, Inc., a global biopharmaceutical company committed to advancing oncology care, and was a director, until its merger with Eli Lilly. Dr. Sidransky remains Chairman of Tamir Biotechnology and serves on the Boards of Directors of KV Pharmaceutical Company and Rosetta Genomics.  Dr. Sidransky is serving and has served on scientific advisory boards of MedImmune, Roche, Amgen and Veridex, LLC (a Johnson & Johnson diagnostic company), among others. From 2005 to 2008, Dr. Sidransky served as Director of the American Association for Cancer Research (AACR) and was the Chairperson of the first and second (September 2006 and 2007) AACR International Conferences on Molecular Diagnostics in Cancer Therapeutic Development:  Maximizing Opportunities for Individualized Treatment.  Dr. Sidransky is the recipient of many awards and honors, including the 1997 Sarstedt International Prize from the German Society of Clinical Chemistry, the 1998 Alton Ochsner Award Relating Smoking and Health by the American College of Chest Physicians, and the 2004 Hinda and Richard Rosenthal Award from the AACR.  Dr. Sidransky is certified in Internal Medicine and Medical Oncology by the American Board of Medicine.  Dr. Sidransky received his bachelor’s degree from Brandeis University and his medical degree from the Baylor College of Medicine.

Dr. Sidransky is well-qualified to serve as the non-executive Chairman of the Company and a member of the Company’s Board of Directors, based on his extensive experience in clinical and medical oncology, his stature as a leading researcher in the field, and his experience with biotechnology companies.

Joel Ackerman, age 46, has served as Chief Executive Officer and a director of the Company since October 2010.  Mr. Ackerman received a bachelor’s degree from Columbia University, where he graduated summa cum laude in 1988, and a master’s degree in Physics from Harvard University in 1990.  From 1990 to 1993, Mr. Ackerman was an associate with Mercer Management Consulting, a global strategy consulting firm offering in-depth advice to Fortune 1000 companies in a broad range of industries.  From 1993 to 2008, Mr. Ackerman was employed by Warburg Pincus, LLC, a global private equity investment firm.  There, Mr. Ackerman served in various capacities including Managing Director, Head of Healthcare Services, and as a member of the firm’s executive management team. During 2010, Mr. Ackerman served as a senior portfolio fellow with Acumen Fund, a non-profit global venture fund that uses entrepreneurial approaches to address global poverty.  Mr. Ackerman is currently a member of the board of directors of Coventry Health Care, Inc., a publicly traded managed care company, and of Kindred Healthcare, Inc., a publicly traded company that operates hospitals and nursing homes.

Mr. Ackerman is well-qualified to serve as a member of the Company’s Board of Directors, due to his broad and extensive operational and financial experience in the healthcare and biomedical industries.

Ronnie Morris, M.D., age 45, has served as President and a director of the Company since October 2010. Dr. Morris received his medical degree from the University of Medicine and Dentistry of New Jersey in 1993, completed his residency at the Long Island Jewish Medical Center in 1996, and obtained his certification from the American Board of Internal Medicine in 1996. From 1996 to 2004, Dr. Morris practiced internal medicine and was a managing partner of Prohealth Medical Group in Boca Raton, Florida where, in addition to his personal medical practice of more than 2,500 patients, he managed over 30 physicians in a multi-specialty practice, was responsible for the practice’s financial operations, and coordinated and created ancillary revenue services for the practice. From 2004 to 2006, Dr. Morris was Vice President and Medical Director of AllianceCare Inc. in Boynton Beach, Florida, a company that provides home health care, physical therapy, and doctor “house calls”. In that capacity, Dr. Morris was responsible for the physician house call business, developed new markets, managed and directed 150 employees, tripled revenue and brought his division to profitability. In 2001, in Boca Raton, Florida, Dr. Morris co-founded MDVIP, Inc., a personalized healthcare services company. Until 2009, when MDVIP was acquired by Procter and Gamble Co., Dr. Morris served on MDVIP’s Board of Directors, as Medical Director, and as a member of its executive management team. In those capacities, Dr. Morris conceptualized, developed and helped build MDVIP from a start-up company into a national leader in personalized healthcare services, with a network of 400 doctors in 29 states and 125,000 consumers/patients. Since 2009, Dr. Morris has been a private investor.

Dr. Morris is well-qualified to serve as a member of the Company’s Board of Directors, due to his extensive operational and managerial experience in the healthcare industry.

Gary G. Gemignani, age 47, has served as Executive Vice President and Chief Financial Officer of the Company since November 2011. From May 2010 until May 2011, Mr. Gemignani served as Executive Vice President, Chief Operating Officer and Chief Financial Officer of Coronado Biosciences, a company focused on novel immunotherapy agents for cancer and inflammatory diseases. From June 2005 through March 2010, Mr. Gemignani served as Executive Vice President, Chief Operating Officer and Chief Financial Officer for Gentium S.p.A., a biotechnology company focused on developing products to address complications of cancer therapy. Prior to that, Mr. Gemignani held management positions of increasing responsibility at Wyeth, Novartis and Prudential Financial. Mr. Gemignani received his bachelor’s degree in accounting from St. Peter’s College in 1987.

James M. Martell, age 65, Director, founded the Company in 1985 and since then, has served in various capacities. He served as the Company’s Chairman, President and CEO until 2007, when the Company changed its business direction to focus on biotechnology. Until March 2008, Mr. Martell served as its President and CEO; and from March 2008 until May 2009, as its Chief Administrative Officer. Mr. Martell continues to be a consultant to the Company. From 1983 to 1987, Mr. Martell was a partner of Tomar Associates, a consulting company specializing in European-American joint ventures, venture capital financing, technology transfer, and corporate finance. From 1981 to 1983, Mr. Martell was a partner of International Group, a company involved in promoting national and international business development. He held various administrative positions from 1973 to 1981 with the United States Department of Energy. Mr. Martell received a bachelor’s degree in Chemistry in 1968, and a master’s degree in Geochemistry in 1973, from George Washington University.

Mr. Martell is well-qualified to serve as a member of the Company’s Board due to his prior extensive business experience and experience as a public company Chairman, President and Chief Executive Officer.

Abba David Poliakoff, age 60, has served as a director of the Company since March 2008. Mr. Poliakoff is a member of the law firm of Gordon Feinblatt LLC in Baltimore, Maryland, and chair of its Securities Law Group. He is a member of the Maryland State Bar Association’s Business Law Section, former Chair of its Committee on Securities, and a former member of the Business Regulations Article Review Committee of the Committee to Revise the Maryland Annotated Code.  Mr. Poliakoff is the Chairman of the Maryland Israel Development Center, a joint venture between the State of Maryland Department of Business and Economic Development and the State of Israel Ministry of Industry and Trade. He is also a co-founder and on the Board of Directors of the Maryland Middle Eastern Chamber of Commerce. Governor Martin J. O’Malley of Maryland has appointed Mr. Poliakoff to the Governor’s International Advisory Council on International Commerce and Trade. He was previously appointed by Maryland Governor Robert C. Ehrlich, Jr. to the Governor’s Transition Committee.  In his community work, he is on the Board of Directors of the Baltimore Jewish Council, and on the Board of Directors of The Associated Jewish Community Federation of Baltimore, and a founder and past president of the Jewish Arbitration and Mediation Board of Baltimore.

Mr. Poliakoff is well-qualified to serve as a member of the Company’s Board due to his extensive experience with biotechnology, start-up companies, and venture capital.

Ana I. Stancic, age 54, has served as a Director of the Company since March 2008. Since her promotion in October 2011, until her departure in May 2012, Ms. Stancic served as Chief Executive Officer, Chief Operating Officer and Executive Vice President of Enzon Pharmaceuticals, Inc. Ms. Stancic joined Enzon in June 2011 as Senior Vice President of Finance and Chief Financial Officer. From 2010 to 2011, Ms. Stancic served as Senior Vice President and Chief Financial Officer of M2Gen, a wholly-owned, for-profit subsidiary of Moffitt Cancer Center. Prior to M2Gen, from 2008 to 2009, she served as Chief Financial Officer at Aureon Biosciences, Inc. From 2007 to 2008, she was Executive Vice President and Chief Financial Officer at Omrix Biopharmaceuticals, Inc., which was acquired by Johnson & Johnson. From 2004 to 2007, Ms. Stancic worked at ImClone Systems, Inc., which was acquired by Eli Lilly, Inc. At ImClone, she served in various leadership roles, including Senior Vice President of Finance. Prior to joining ImClone, she served as Vice President and Controller at Savient Pharmaceuticals, Inc. Ms. Stancic began her career at PricewaterhouseCoopers in the Assurance practice, where she had responsibility for international and national companies in the pharmaceutical and services industries. Ms. Stancic is a certified public accountant and holds a master’s degree in Business Administration from Columbia University Graduate School of Business.

Ms. Stancic is well-qualified to serve as a member of the Company’s Board of Directors, and Chair and financial expert of its Audit Committee, due to her extensive finance, accounting and operational experience in the healthcare industry.

Scott R. Tobin, age 41, has served as a director of the Company since June 2011, pursuant to the terms of the Securities Purchase Agreement dated on March 24, 2011, between the Company, Battery Partners IX, LLC and Battery Ventures IX, L.P., a venture capital firm, in which the Company agreed to appoint one nominee nominated by Battery to become a member of the Company’s Board of Directors. In 1997, Mr. Tobin joined Battery Ventures, where he has been a managing member of various funds affiliated with Battery Ventures, since May 2000. Prior to joining Battery, Mr. Tobin held positions at First Albany Corp. and at Future Vision, a venture-backed software company that was sold to Softkey International.

Mr. Tobin is well-qualified to serve on the Company’s Board of Directors due to his extensive corporate finance and multi-national operational experience.

The term of office of each director is until the next annual election of Directors and until a successor is elected and qualified or until the Director’s earlier death, resignation or removal. Officers are appointed by the Board of Directors and serve at the discretion of the Board. There is no family relationship between or among any of the Company’s directors or officers. The Board of Directors met five times during the year ended April 30, 2012. No incumbent director attended fewer than 80% of the total number of meetings of the Board of Directors held during the 2012 fiscal year and the total number of meetings held by all committees on which the director served during such year.

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

The Board of Directors has determined that Ana Stancic qualifies as the “audit committee financial expert”, as such term is defined in the rules promulgated by the SEC, and that she is “independent” within the meaning of the independence standards applicable to the Audit Committee. Ms. Stancic’s biographical information is set forth above.

Code of Ethics

The Company has a Code of Ethics that applies to all Company employees, including the Chief Financial Officer, as well as members of the Board of Directors. The Company’s Code of Ethics has been filed as Exhibit 14 to the Company’s Annual Report on Form 10-KSB for the year ended April 30, 2008.

Compliance with Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that the Company’s directors and executive officers and each person who owns more than 10% of the Company’s Shares, file with the SEC an initial report of beneficial ownership and subsequent reports of changes in beneficial ownership of the Shares. To the Company’s knowledge, based solely upon the review of the copies of such reports furnished to us, all of these reporting persons complied with the Section 16(a) filing requirements applicable to them with respect to transactions during the fiscal year ended April 30, 2012, except for one report, filed by a director, Abba David Poliakoff, with respect to three transactions, which was filed after the deadline, due to clerical error.

Item 11. Executive Compensation

Introduction

In this section, information is discussed with respect to “named executive officers”. As defined by the SEC regulations applicable to the Company, “named executive officers” include the following: all individuals who served as the Company’s principal executive officer, or acting in a similar capacity, during the fiscal year ended April 30, 2012; the Company’s two most highly compensated executive officers whose total compensation for the fiscal year ended April 30, 2012 exceeded $100,000 (other than principal executive officer) and who were serving in such capacities on April 30, 2012; and up to two of the Company’s most highly compensated non-executive officer employees whose total compensation during the fiscal year exceeded $100,000.

Summary Compensation Table

The following table sets forth information regarding the total compensation paid or earned by the named executive officers as compensation for their services in all capacities during the fiscal years ended April 30, 2012 and 2011.

Name and		Base		Stock	Option	All Other
Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)	Awards ($) (1)	Compensation	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Joel Ackerman (2)	2012	$-	$-	$-	$-	$-	$-
Chief Executive Officer	2011	-	-	-	3,666,000	-	3,666,000

Ronnie Morris, M.D. (3)	2012	13,000	-	-	-	716	13,716
President	2011	23,000	-	-	3,666,000	2,396	3,691,396

Gary G. Gemignani (4)	2012	120,000	-	-	377,000	-	497,000
EVP and Chier Financial Officer	2011	-	-	-	-	-	-

Elizabeth Bruckheimer, Ph.D.	2012	163,000	10,000	-	32,000	-	205,000
VP, Scientific Operations	2011	163,000	24,000	-	30,000	-	217,000

Keren Paz, Ph.D.	2012	153,000	15,000	-	96,000	-	264,000
VP, Scientific Innovation	2011	-	-	-	-	-	-

(1)	The amounts shown on the “Option Awards” column reflect the grant date value of the stock option awards computed in accordance with Financial Accounting Standards Board ASC Topic 718. For a discussion of valuation assumptions, see elsewhere in this Annual Report. While these amounts are deductible for federal income tax purposes, for financial statement purposes, these amounts are charged to additional paid-in capital.
(2)	Mr. Ackerman became a Director and commenced his employment on October 26, 2010.
(3)	Dr. Morris became a Director and commenced his employment on October 26, 2010.
(4)	Mr. Gemignani commenced his employment on November 1, 2011.

The Board of Directors has the right to change and increase the compensation of executive officers at any time.

Joel Ackerman, Chief Executive Officer

The Company entered into an employment agreement dated October 25, 2010 with Mr. Ackerman to serve as Chief Executive Officer. Under the terms of the agreement, Mr. Ackerman was also appointed as a member of the Board. Mr. Ackerman received options to purchase 2,500,000 Shares at an exercise price of $0.875 per share (the “Non-Contingent Options”), which vest and become exercisable in 36 equal monthly installments beginning on October 26, 2010. Mr. Ackerman also received options to purchase an additional 2,500,000 Shares at an exercise price of $0.875 per share (the “Contingent Options”), which vest in 36 equal monthly installments beginning on October 26, 2010, but are only exercisable upon the Company meeting all of certain milestones during the three year period following October 26, 2010. All options were granted under the Company’s 2010 Equity Incentive Plan. All unvested options vest immediately upon a change of control of the Company or the termination of Mr. Ackerman without cause. All unexercised Non-Contingent Options will lapse and be canceled 90 days following the termination of Mr. Ackerman with cause or by his resignation from the Company.

Ronnie Morris, M.D., President

The Company entered into an employment agreement dated October 25, 2010 with Dr. Ronnie Morris to serve as President of the Company. Under the terms of the agreement, Dr. Morris was also appointed as a member of the Board. Dr. Morris received options to purchase 2,500,000 Shares at an exercise price of $0.875 per share (the “Non-Contingent Options”), which vest and become exercisable in 36 equal monthly installments beginning on October 26, 2010. Dr. Morris also received options to purchase an additional 2,500,000 Shares at an exercise price of $0.875 per share (the “Contingent Options”), which vest in 36 equal monthly installments beginning on October 26, 2010, but are only exercisable upon the Company meeting all of certain milestones during the three year period following October 26, 2010. All options were granted under the Company’s 2010 Equity Incentive Plan. All unvested options vest immediately upon a change of control of the Company or the termination of Dr. Morris without cause. All unexercised Non-Contingent Options will lapse and be canceled 90 days following the termination of Dr. Morris with cause or by his resignation from the Company.

Gary G. Gemignani, Chief Financial Officer and Executive Vice President

The Company entered into an employment agreement dated November 1, 2011 with Mr. Gemignani to serve as Chief Financial Officer and Executive Vice President. The term of the agreement commenced on November 1, 2011 and is at-will; however, Mr. Gemignani is entitled to six months of severance payments upon termination by the Company without cause. Mr. Gemignani’s compensation includes a salary of $240,000 per annum, participation in Company employee benefit plans, and an option to purchase 650,000 Shares at an exercise price of $0.73 per share. The options vest and become exercisable at the rate of 1/48th each month over four years. All vested options are exercisable until the tenth anniversary of the grant date. All unexercised options will lapse and be canceled 90 days following the termination of Mr. Gemignani. Each year, Mr. Gemignani is also eligible to participate in the Company’s Executive Incentive Plan with up to 25% of his annual base salary paid in cash, stock, stock options, or any combination thereof, at the Company’s discretion.

Outstanding Equity Awards at 2011 Fiscal Year End

The following table sets forth, for each of the named executive officers, information with respect to unexercised options as of the Company’s fiscal year ended April 30, 2012:

	Number of		Number of
	Securities		Securities
	Underlying		Underlying
	Unexercised		Unexercised	Option	Option
	Options (#)		Options (#)	Exercise	Expiration
Name	Exercisable		Unexercisable	Price ($)	Date (1)
(a)	(b)		(c)	(d)	(e)

Joel Ackerman	2,500,000	(2)	2,500,000	$0.88	10/25/2020

Ronnie Morris, M.D.	2,500,000	(2)	2,500,000	0.88	10/25/2020

Gary Gemignani	81,250	(3)	568,750	0.73	11/1/2021

(1)	All vested options will be exercisable over a ten-year period expiring on the tenth anniversary of the grant date.
(2)	These options vest ratably over three years from October 25, 2010, the date of grant.
(3)	These options vest at ratably over four years from November 1, 2011, the date of grant.

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

The Company will also pay each independent director $15,000 to offset the tax liability in respect of a restricted shares award, paid 25% each calendar quarter.

The following table summarizes the compensation paid to directors, other than directors who are also named executive officers and whose compensation as directors is reflected in the Summary Compensation Table above, for the fiscal years ended April 30, 2012:

	Fees
	Earned or
	Paid in	Stock	Option	All Other
Name	Cash ($)	Awards ($)	Awards ($) (1)	Compensation ($)	Total
(a)	(b)	(c)	(d)	(e)	(f)

David Sidransky, M.D.	$-	$-	$86,000	$156,000	$242,000
Abba David Poliakoff	-	37,500	21,500	22,500	81,500
Ana Stancic	-	-	43,000	15,000	58,000
James M. Martell	-	-	-	-	-
Scott R. Tobin	-	-	-	-	-

(1)	Calculated using the Black-Scholes valuation method (see Note 6 to the Consolidated Financial Statements included herein).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Beneficial Ownership

The following table reflects the names and addresses of the only persons known to the Company to be the beneficial owners of 5% or more of the Shares outstanding as of July 6, 2012 (the “Applicable Date”). For purposes of calculating beneficial ownership, Rule 13d-3 of the Securities Exchange Act of 1934, as amended (“Exchange Act”) requires inclusion of Shares that may be acquired within sixty days of the Applicable Date. Unless otherwise indicated in the footnotes to this table, beneficial ownership of Shares represents sole voting and investment power with respect to those Shares.

	Common Stock
	Beneficially		Percentage
Name and Address of Beneficial Owner	Owned		of Class

David Sidransky, M.D.
1550 Orleans Street
Baltimore, MD 21231	11,276,666	(1)	23.2%

Battery Ventures IX, L.P.
930 Winter Street
Waltham, MA 02451	9,386,667	(2)	19.3

Joel Ackerman
31 East 79th Street
New York, NY	3,388,889	(3)	7.0

Ronnie Morris, M.D.
6039 Collins Avenue, Apt 1429
Miami Beach, FL 33140	3,388,889	(4)	7.0

(1)	See footnote 1 under “Information Regarding Share Ownership of Management”.
(2)	See footnote 7 under “Information Regarding Share Ownership of Management”.
(3)	See footnote 2 under “Information Regarding Share Ownership of Management”.
(4)	See footnote 3 under “Information Regarding Share Ownership of Management”.

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

		Shares
		Beneficially		Percentage
Name of Beneficial Owner	Title	Owned		of Class
David Sidransky, M.D.	Chairman, Director	11,276,666	(1)	23.2%
Joel Ackerman	CEO, Director	3,388,889	(2)	7.0
Ronnie Morris, M.D.	President, Director	3,388,889	(3)	7.0
Gary Gemignani	CFO, EVP	135,417	(4)	0.3
James M. Martell	Director	1,784,829		3.7
Abba David Poliakoff	Director	813,666	(5)	1.7
Ana I. Stancic	Director	325,000	(6)	0.7
Scott R. Tobin	Director	9,386,667	(7)	19.3

All executive officers and directors as a group (8 persons)		30,500,023	(8)	62.9

(1)	Includes 576,666 shares which Dr. Sidransky has the right to acquire through the exercise of stock options.
(2)	Includes 3,055,556 shares which Mr. Ackerman has the right to acquire through the exercise of stock options.
(3)	Includes 3,055,556 shares which Dr. Morris has the right to acquire through the exercise of stock options.
(4)	Includes 135,417 shares which Mr. Gemignani has the right to acquire through the exercise of stock options.
(5)	Includes 437,500 Shares which Mr. Poliakoff has the right to acquire through the exercise of stock options.
(6)	Includes 233,333 Shares which Ms. Stancic has the right to acquire through the exercise of stock options.
(7)	Consists of 8,481,857 Shares held by Battery Ventures IX, L.P. ("BVIX") and 84,810 Shares held by Battery

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

(8)	See footnotes 1-7 above.

Equity Compensation Plan Information

The Company has granted options to individual employees, directors, and consultants pursuant to individual compensation arrangements under a 2008 Equity Incentive Plan and a 2010 Equity Incentive Plan. The following table provides information, as of April 30, 2012, with respect to all these compensation arrangements under which shares are authorized for issuance.

			Number of Securities
			remaining available for
	Number of Securities	Weighted-average	future issuance under
	to be issued upon	exercise price of	equity compensation
	exercise of outstanding	outstanding options	plans (excluding securities
	options and rights	and rights	reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans
approved by shareholders
2010 Equity Incentive Plan	12,158,333	$0.87	17,841,667

Equity compensation plans not
approved by shareholders
Directors Compensation Plan	850,000	0.79
2008 Equity Incentive Plan	1,857,705	0.95

Total	14,866,038	$0.88	17,841,667

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Board has determined that each of the current directors, other than our Chief Executive Officer, Joel Ackerman, and our President, Ronnie Morris, M.D., is independent as defined in Rule 5605(a)(2) of the NASDAQ Stock Market Rules. Furthermore, other than Dr. Sidransky, who received $141,000 in consulting fees from the Company during the fiscal year ended April 30, 2012 and owns 24.1% of the issued and outstanding Shares, each member of the Company’s three standing committees of the Board is “independent” within the meaning of the independence standards applicable to each such committee.

During the fiscal year ended April 30, 2012, we paid one of our directors, James Martell, $18,000 in consulting fees.

Item 14. Principal Accounting Fees and Services

The following is a description of the fees billed to the Company by Ernst & Young, LLP (“E&Y”) during the fiscal years ended April 30, 2012 and 2011:

Audit Fees. Audit fees include fees paid by the Company to E&Y in connection with the annual audit of the Company’s consolidated financial statements, and review of the Company’s interim financial statements. Audit fees also include fees for services performed by E&Y that are closely related to the audit and in many cases could only be provided by our independent auditors. Such services include consents related to SEC and other regulatory filings. The aggregate fees billed to the Company by E&Y for audit services rendered to the Company for the fiscal years ended April 30, 2012 and 2011 totaled $174,000 and $154,000, respectively.

Audit Related Fees. The Company did not incur any audit related services fees for the fiscal years ended April 30, 2012 and 2011.

Tax Fees. Tax fees include corporate tax compliance, counsel and advisory services. The aggregate fees billed to the Company by E&Y for the tax related services rendered to the Company for the fiscal years ended April 30, 2012 and 2011 totaled $39,000 and $13,000, respectively.

All Other Fees. The Company did not incur any other fees for the fiscal years ended April 30, 2012 and 2011.

Pre-Approval Policies and Procedures

The Company’s Audit Committee reviews all fees charged by the Company’s independent auditors, and actively monitors the relationship between audit and non-audit services provided. The Audit Committee must pre-approve all audit and non-audit services provided by the Company’s independent auditors.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1. Financial Statements

(a)2. Financial Statement Schedules

All schedules have been omitted because they are not applicable.

(a)3. Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit No.
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Appendix A to the Company’s Information Statement on Schedule 14C filed March 7, 2011, File No. 0-17263)
3.2	Amended and Restated Bylaws, as amended incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 22, 2011, File No. 0-17263)
10.1	Employment Agreement dated October 25, 2010 between the Company and Joel Ackerman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 29, 2010, File No. 0-17263)
10.2	Employment Agreement dated October 25, 2010 between the Company and Ronnie Morris, M.D. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 29, 2010, File No. 0-17263)
10.3	Employment Agreement dated November 1, 2011 between the Company and Gary G. Gemignani (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 1, 2011, File No. 0-17263)
10.4	Agreement dated March 16, 2011 between the Registrant and Cephalon, Inc. [Portions omitted and filed separately with the Securities and Exchange Commission] (incorporated by reference to Exhibit 10.3 to the Company’s Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended April 30, 2011, filed March 13, 2012, File No. 0-17263)
10.5	2010 Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Information Statement on Schedule 14C filed March 7, 2011, File No. 0-17263)
14	Code of Ethics (incorporated by reference to Exhibit 14 of the April 30, 2008 Form 10-KSB, File No. 0-17263)
21	Subsidiaries of the Registrant *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*
99.1	Press Release dated July 18, 2012*
101	Interactive data files providing financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2012 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of April 30, 2012 and 2011; (ii) Consolidated Statements of Operations for the years ended April 30, 2012 and 2011; (iii) Consolidated Statement of Stockholders’ Equity (Deficit) for the years ended April 30, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the years ended April 30, 2012 and 2011; and (v) Notes to Consolidated Financial Statements*

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPIONS ONCOLOGY, INC.

/s/ JOEL ACKERMAN
Joel Ackerman
Chief Executive Officer
(principal executive officer)

July 18, 2012

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOEL ACKERMAN	Chief Executive Officer and Director	July 18, 2012
Joel Ackerman	(principal executive officer)

/s/ GARY G. GEMIGNANI	Chief Financial Officer	July 18, 2012
Gary G. Gemignani	(principal financial officer)

/s/ DAVID SIDRANSKY	Director,	July 18, 2012
David Sidransky	Chairman of the Board of Directors

/s/ RONNIE MORRIS	President and Director	July 18, 2012
Ronnie Morris

/s/ JAMES M. MARTELL	Director	July 18, 2012
James M. Martell

/s/ ABBA D. POLIAKOFF	Director	July 18, 2012
Abba D. Poliakoff

/s/ SCOTT R. TOBIN	Director	July 18, 2012
Scott R. Tobin

/s/ ANA I. STANCIC	Director	July 18, 2012
Ana I. Stancic

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Champions Oncology, Inc.

We have audited the accompanying consolidated balance sheets Champions Oncology, Inc. (the “Company”) as of April 30, 2012 and 2011, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity (deficit), and cash flows for each of the two years in the period ended April 30, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Champions Oncology, Inc. at April 30, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the two years in the period ended April 30, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Baltimore, Maryland

July 18, 2012

CHAMPIONS ONCOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30

(Dollars in Thousands)

	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$4,754	$10,457
Accounts receivable, net	584	585
Grant receivable	-	517
Prepaid expenses and other current assets	205	276

Total current assets	5,543	11,835

Restricted cash	150	-
Property and equipment, net	560	146
Goodwill	669	669

Total assets	$6,922	$12,650

LIABILITIES, REDEEMABLE COMMON STOCK
AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,676	$1,580
Accrued liabilities	625	302
Deferred revenue	1,185	1,618

Total current liabilities	3,486	3,500

Warrant liability	555	972

Total liabilities	4,041	4,472

Commitments and contingencies

Redeemable common stock; $0.001 par value; 12,533,333 contingently puttable common shares outstanding as of April 30, 2012 and 2011	8,159	8,159

Stockholders' equity (deficit):
Preferred stock, $10 par value; 56,075 shares authorized; no shares issued and outstanding as of April 30, 2012 and 2011	-	-
Common stock, $.001 par value; 125,000,000 shares authorized including redeemable common stock; 37,740,345 and 36,956,667 shares issued and 34,529,000 and 33,870,000 shares outstanding as of April 30, 2012 and 2011, respectively	38	37
Treasury stock, at cost, 3,236,000 common shares as of April 30, 2012 and 2011	(1,252)	(1,252)
Additional paid-in capital	21,204	17,784
Accumulated deficit	(25,143)	(16,482)
Accumulated other comprehensive loss	(125)	(68)

Total stockholders' equity (deficit)	(5,278)	19

Total liabilities, redeemable common stock and stockholders' equity (deficit)	$6,922	$12,650

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands Except Per Share Amounts)

	Year Ended April 30,
	2012	2011
Operating revenue:
Personalized oncology solutions	$2,332	$3,382
Translational oncology solutions	4,817	3,500

Total operating revenue	7,149	6,882

Costs and operating expenses:
Cost of personalized oncology solutions	2,356	1,665
Cost of translational oncology solutions	2,543	1,846
Research and development	2,937	2,910
Sales and marketing	2,928	1,085
General and administrative	5,450	4,611

Total costs and operating expenses	16,214	12,117

Loss from operations	(9,065)	(5,235)

Other income:
Grant income	-	1,465
Change in fair value of warrant liability	417	(36)
Other (expense) income	(15)	15

Total other income	402	1,444

Net loss before income tax expense	(8,663)	(3,791)
(Benefit from) provision for income tax	(2)	11

Net loss	$(8,661)	$(3,802)

Net loss per common share outstanding, including redeemable common stock, basic and diluted	$(0.19)	$(0.11)

Weighted average common shares outstanding, including redeemable common stock, basic and diluted	46,815,000	33,774,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS (Dollars in Thousands)
Net loss	$(8,661)	$(3,802)
Foreign currency translation adjustment	(57)	(64)

Comprehensive loss	$(8,718)	$(3,866)

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Dollars in Thousands)

								Accumulated	Total
					Additional		Stock	Other	Stockholders'
	Common Stock		Treasury Stock		Paid-in	Accumulated	Subscription	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Receivable	Loss	(Deficit)

Balance, May 1, 2010	35,780,000	$37	1,064,000	$(219)	$15,193	$(12,680)	$(750)	$(4)	$1,577
Stock-based compensation	-	-	-	-	3,133	-	-	-	3,133
Exercise of warrants	104,000	-	-	-	20	-	-	-	20
Cancellation of stock subscription receivable	-	-	-	-	(750)	-	750	-	-
Purchase of treasury stock from board member and cancellation of accrued stock liability	(2,172,000)	-	2,172,000	(1,033)	188	-	-	-	(845)
Issuance of restricted stock	158,000	-	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	(64)	(64)
Net loss	-	-	-	-	-	(3,802)		-	(3,802)

Balance, April 30, 2011	33,870,000	37	3,236,000	(1,252)	17,784	(16,482)	-	(68)	19
Stock-based compensation	-		-	-	3,323	-	-	-	3,323
Exercise of options and warrants	534,000	1	-	-	97	-	-	-	98
Issuance of restricted stock	125,000	-	-	-	-	-	-	-	-
Foreign currency translation adjustment	-	-	-	-	-	-	-	(57)	(57)
Net loss	-	-	-	-	-	(8,661)	-	-	(8,661)

Balance, April 30, 2012	34,529,000	$38	3,236,000	$(1,252)	$21,204	$(25,143)	$-	$(125)	$(5,278)

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Year Ended April 30,
	2012	2011
Operating activities:
Net loss	$(8,661)	$(3,802)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	3,323	3,133
Income tax (benefit) expense	(2)	11
Depreciation expense	105	42
Loss on disposal of property and equipment	-	1
Change in fair value of warrant liability	(417)	36
Changes in operating assets and liabilities:
Accounts receivable	1	(493)
Grant receivable	517	(517)
Prepaid expenses, deposits and other	71	217
Restricted cash	(150)	-
Accounts payable	96	636
Accrued liabilities	323	62
Deferred revenue	(433)	697
Other liabilities	-	(77)

Net cash used in operating activities	(5,227)	(54)

Investing activities:
Purchase of property and equipment	(519)	(85)
Proceeds form sale of property and equipment	-	1

Net cash used in investing activities	(519)	(84)

Financing activities:
Private placement of common shares and warrants (net of $305 in offering costs)	-	9,095
Purchase of treasury stock	-	(1,033)
Proceeds from exercise of options and warrants	97	21

Net cash provided by financing activities	97	8,083

Exchange rate effect on cash and cash equivalents	(54)	(60)

Increase (decrease) in cash and cash equivalents	(5,703)	7,885
Cash and cash equivalents, beginning of year	10,457	2,572

Cash and cash equivalents, end of year	$4,754	$10,457

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Background

Champions Oncology, Inc. (the “Company”), is engaged in the development of advanced technology solutions and services to personalize the development and use of oncology drugs. The Company’s Tumorgraft Technology Platform is a novel approach to personalizing cancer care based upon the implantation of human tumors in immune-deficient mice. The Company uses this technology to derive revenue for two customer groups: Personalized Oncology Solutions (“POS”) and Translational Oncology Solutions (“TOS”). POS assists physicians in developing personalized treatment options for their cancer patients through tumor specific data obtained from drug studies and related personalized oncology services. The Company’s TOS business offers a technology platform to pharmaceutical and biotechnology companies using proprietary Tumorgraft studies, which have been shown to be predictive of how drugs may perform in clinical settings.

The Company has two operating subsidiaries: Champions Oncology (Israel), Limited and Champions Biotechnology U.K., Limited. For the years ended April 30, 2012 and 2011, there were no material revenues earned by these subsidiaries.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). Certain immaterial reclassifications have been made to prior year amounts to conform to the current year presentation.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Biomerk, Inc., Champions Biotechnology U.K., Limited and Champions Oncology (Israel), Limited. All material intercompany balances and transactions have been eliminated in consolidation.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has one liability measured at fair value on a recurring basis, which are warrants that were issued in connection with a private placement of the Company’s securities that closed during April 2011 and is discussed more fully in Note 7. As of April 30, 2012 and 2011, these warrants had an estimated fair value of $555,000 and $972,000, respectively, which was calculated by the Monte Carlo simulation valuation method using level three inputs. The Company has no assets that are measured at fair value on a recurring basis and there were no assets or liabilities measured at fair value on a non-recurring basis during the years ended April 30, 2012 and 2011.

The following table presents information about our warrants liability, which was our only financial instrument measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in ASC Topic 820 at April 30 (dollars in thousands):

	2012	2011

Balance beginning of year	$(972)	$-
Transfers to (from) Level 3	-	-
Total gains (losses) included in earnings	417	(36)
Purchases/issuances/settlements, net	-	(936)

Balance end of year	$(555)	$(972)

Accounts Receivable

Accounts receivable represent amounts due under agreements with pharmaceutical and biotechnology companies for TOS and amounts due under agreements with patients for POS. At each reporting period, the Company evaluates open accounts receivable for collectability and records an allowance for potentially uncollectible accounts. As of April 30, 2012, the allowance for these accounts was $14,000. There was no allowance recorded for open receivables at April 30, 2011. Accounts receivable is also comprised of certain unbilled accounts receivable for services completed under TOS that have not been billed as of the balance sheet date. As of April 30, 2012 and 2011, the Company had unbilled receivables of $104,000 and $305,000, respectively.

Restricted Cash

The Company has restricted cash of $150,000, which is classified as a noncurrent asset. This restricted cash serves as collateral for corporate credit cards to provide financial assurance that the Company will fulfill its obligations. The cash is held in custody by the issuing bank, is restricted as to withdrawal or use, and is currently invested in an interest-bearing Certificate of Deposit (“CD”). Though the initial CD matures in the second quarter of fiscal 2013, the cash will be reinvested into another CD to continue use of the corporate cards. The Company accounts for this CD as a non-current asset supporting operations of the business.

Property and Equipment

Property and equipment is recorded at cost and primarily consists of laboratory equipment, furniture and fixtures, and computer hardware and software. Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets ranging from three to seven years. Property and equipment consisted of the following (in thousands):

	April 30,
	2012	2011

Furniture and fixtures	$58	$10
Computer equipment and software	287	119
Laboratory equipment	167	56
Leasehold improvements	2	2
Sortware in-progress	216	24

Total property and equipment	730	211
Less: Accumulated depreciation	(170)	(65)

Property and equipment, net	$560	$146

Depreciation expense was $105,000 and $42,000 for the years ended April 30, 2012 and 2011, respectively.

Impairment of Long-Lived Assets

Impairment losses are to be recognized when the carrying amount of a long-lived asset is not recoverable or exceeds its fair value.  The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that a carrying value may not be recoverable.  The Company uses estimates of future cash flows over the remaining useful life of a long- lived asset or asset group to determine the recoverability of the asset.  These estimates only include the net cash flows directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the asset or asset group.  The Company has not recognized any impairment losses for the Company’s long-lived assets for the years ending April 30, 2012 and 2011.

Goodwill

Goodwill represents the excess of the cost over the fair market value of the net assets acquired including identifiable assets.  Goodwill is tested annually, or more frequently if circumstances indicate potential impairment, by comparing its fair value to its carrying amount.  The determination of whether or not goodwill is impaired involves significant judgment.  Although the Company believes its goodwill is not impaired, changes in strategy or market conditions could significantly impact the judgments and may require future adjustments to the carrying value of goodwill.  The Company uses a two-step process to test for goodwill impairment.  The first step is to screen for potential impairment, while the second step measures the amount of the impairment, if any.  The first step of the goodwill impairment test compares the fair value of each reporting unit with its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired.  If the carrying value of the reporting unit’s net assets, including goodwill, exceeds the fair value of the reporting unit, then the Company determines the implied fair value of goodwill.  If the carrying value of goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and an impairment loss would be recognized for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income.  The implied fair value of goodwill is calculated by subtracting the fair value of tangible and intangible assets associated with the reporting unit from the fair value of the unit. The Company tests for goodwill impairment at the operating segment level.

The Company has not recognized any impairment losses for the Company’s goodwill for the years ending April 30, 2012 and 2011.

Deferred Revenue

Deferred revenue represents payments received in advance for services to be performed.  When services are rendered, deferred revenue is then recognized as earned.

Warrant Liability

Warrant liability represents the fair value of warrants issued in connection with the Securities Purchase Agreement as liabilities based on the certain exercise price reset provisions.  The  liability, which is recorded at fair value on the accompanying consolidated balance sheets, is calculated by the Monte Carlo simulation valuation method.  The change in fair value of these warrants is recognized as other income or expense in the consolidated statements of operations.

Revenue Recognition

The Company derives revenue from its POS and TOS businesses. Personalized oncology solutions assist physicians by providing information to help guide the development of personalized treatment plans for their patients using our core offerings, including testing oncology drugs and drug combinations on personalized TumorGrafts, and through other services. Translational oncology solutions offer a preclinical TumorGraft platform to pharmaceutical and biotechnology companies using proprietary TumorGraft studies, which have been shown to be predictive of how drugs may perform in clinical settings.  The Company recognizes revenue when the following four basic criteria are met: (i) a contract has been entered into with its customers; (ii) delivery has occurred or services rendered to its customers; (iii) the fee is fixed and determinable as noted in the contract; and (iv) collectability is reasonably assured.  The Company utilizes a proportional performance revenue recognition model for its TOS business, under which it recognizes revenue as performance occurs, based on the relative outputs of the performance that have occurred up to that point in time under the respective agreement, typically the delivery of reports to its customers documenting the results of testing protocols.

When a POS or TOS arrangement involves multiple elements, the items included in the arrangement (deliverables) are evaluated to determine whether they represent separate units of accounting.  The Company performs this evaluation at the inception of an arrangement and as each item in the arrangement is delivered.  Generally, the Company accounts for a deliverable (or a group of deliverables) separately if: (i) the delivered item(s) has standalone value to the customer, and (ii) if the Company has given the customer a general right of return relative to the delivered item(s) and the delivery or performance of the undelivered item(s) or service(s) is probable and substantially in the Company’s control.  All revenue from contracts determined not to have separate units of accounting is recognized based on consideration of the most substantive delivery factor of all the elements in the contract or if there is no predominant deliverable upon delivery of the final element of the arrangement.

Cost of Personalized Oncology Solutions

Cost of POS consists of costs related to POS revenue earned from implantations, drug studies, oncology panels, and gene sequencing services, as well as indirect internal costs, such as salaries for personnel directly engaged in these services. Direct costs associated with implantation revenues are primarily related to mice purchases and maintenance and shipping of tumor tissue. Direct study costs are primarily incurred from mice purchases and maintenance and drug purchases. Direct panel costs are primarily related to physicians’ honorariums and any panel participation costs such as travel, lodging and meals. Direct gene sequencing costs are primarily related to costs billed from the gene sequencing service provider. All costs are expensed as incurred.

Cost of Translational Oncology Solutions

Cost of TOS consists of costs related to TOS revenue.  Direct costs include mice purchases and maintenance costs for studies completed internally and charges from CROs for studies handled externally. Indirect costs include salaries for personnel directly engaged in providing TOS services. All costs of performing studies in-house are expensed as incurred.

Research and Development

Research and development costs represent both costs incurred internally for research and development activities, including personnel costs and mice purchases and maintenance, as well as costs incurred externally to facilitate research activities, such as tumor tissue procurement and characterization expenses.  All research and development costs are expensed as incurred.

Sales and Marketing

Selling and marketing expenses represent costs incurred to promote the Company’s services offered, including salaries, benefits and related costs of our sales and marketing personnel, and represent costs of advertising and other selling and marketing expenses. All sales and marketing costs, including advertising costs, are expensed as incurred. Advertising costs were $135,000 and $69,000 for fiscal 2012 and 2011, respectively.

Basic and Dilutive Loss Per Common Share

Basic loss per share is calculated by dividing loss available to common shareholders by the weighted average number of common shares (including redeemable common stock) outstanding for the year.  Diluted loss per share is calculated based on the weighted average number of common shares (including redeemable common stock) outstanding for the year, plus the dilutive effect of common stock purchase warrants, stock options and restricted stock units using the treasury stock method.  Contingently issuable shares are included in the calculation of basic earnings per share when all contingencies surrounding the issuance of the shares are met and the shares are issued or issuable.  Contingently issuable shares are included in the calculation of dilutive earnings per share as of the beginning of the reporting period if, at the end of the reporting period, all contingencies surrounding the issuance of the shares are satisfied or would be satisfied if the end of the reporting period were the end of the contingency period.  Due to the net losses for the years ended April 30, 2012 and 2011, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

The following table reflects the total potential share-based instruments outstanding at April 30, 2012 and 2011 that could have an effect on the future computation of dilution per common share:

	Year Ended April 30,
	2012	2011

Stock options	14,866,038	14,320,948
Warrants	1,416,667	1,912,019
Restricted stock	25,000	100,000

Total common stock equivalents	16,307,705	16,332,967

Share-Based Payments

The Company typically recognizes expense for share-based payments based on the fair value of awards on the date of grant.  The Company uses the Black-Scholes option pricing model to estimate fair value.  The Black-Scholes option valuation model was developed for use in estimating the fair value of short-traded options that have no vesting restrictions and are fully transferable.  The option pricing model requires the Company to estimate certain key assumptions such as expected life, volatility, risk free interest rates and dividend yield to determine the fair value of share-based awards.  These assumptions are based on historical information and management judgment.  The risk-free interest rate used is based on the United States treasury security rate with a term consistent with the expected term of the award at the time of the grant.  The expected holding period of options are based on the Company’s historical experience.  The volatility rates are based upon a weighted average of the Company’s volatility and the weighted average of a four-member peer group of companies in the Company’s industry.  The Company does not anticipate paying a dividend, and therefore, no expected dividend yield was used.

The Company expenses share-based payments over the period that the awards are expected to vest, net of estimated forfeitures.  If actual forfeitures differ from management’s estimates, compensation expense is adjusted.  The Company will report cash flows resulting from tax deductions in excess of the compensation cost recognized from those options (excess tax benefits) as financing cash flows, if they should arise.

Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements.  In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established.  The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized.  As of April 30, 2012 and 2011, the Company provided a valuation allowance for all net deferred tax assets, as recovery is not more likely than not based on an insufficient history of earnings.

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

The Company reflects tax benefits only if it is more likely than not that we will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  The Company has no unrecognized tax benefits as of April 30, 2012 and 2011.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at April 30, 2012 and 2011, and has not recognized interest and/or penalties in the statement of operations for either period.

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

During May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASC 2011-04”). The amendments in ASC 2011-04 were issued in order to align the fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. Consequently, the amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. However, many of the amendments in ASC 2011-04 will not result in a change in the application of the requirements in ASC 820, Fair Value Measurement. The amendments in ASU 2011-04 are effective, on a prospective basis, for public entities for interim and annual periods beginning after December 15, 2011. The Company has adopted this standard, which had no impact on its financial position or results of operations.

Note 3. Cephalon Agreement

On March 16, 2011, the Company entered into an agreement with Cephalon, Inc., (“Cephalon”), a wholly-owned subsidiary of Teva Pharmaceutical Industries Ltd., pursuant to which the Company conducts TumorGraft studies on proprietary chemical compounds provided by Cephalon to determine the activity or response of a compound in potential clinical indications. In April 2011, Cephalon paid an initiation fee of $1.4 million to the Company, which is reflected within deferred revenue on the consolidated balance sheet as of April 30, 2011. As models, along with required reports, are delivered, the deferred revenue will be recognized on a proportionate basis in accordance with the Company’s revenue recognition policies. Under this agreement, revenue of $918,000 was recognized during the year ended April 30, 2012. The Company anticipates that the studies will be completed within 18 months of the execution of the agreement.

Cephalon will, under certain conditions, also pay the Company various amounts upon achieving certain milestones. Potential milestone payments that could be received under the Agreement total $27 million. These milestones are based on the performance of the compounds in preclinical testing and are dependent upon testing the compound in clinical settings and obtaining FDA approval. No milestones have been achieved to date. In addition, under certain conditions, Cephalon will pay the Company royalties on any commercialized products developed under the Agreement. No royalties have been received or earned to date. Cephalon reserves the right to exercise and pay a one-time fee of in lieu of the milestone or royalty payments. These fees range from $460,000 to $880,000 per compound.

Note 4. Commitments and Contingencies

Operating Leases

As of April 30, 2012, we lease the following facilities under non-cancelable operating lease agreements:

•	One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as our corporate headquarters and consists of approximately 3,800 square feet of office space. The lease expires in April 2014. We incurred $71,000 of rental costs in fiscal 2012 relative to this lease. No rental costs were incurred in fiscal 2011 relative to this lease.

•	855 North Wolfe Street, Suite 619, Baltimore, Maryland 21205, which consists of approximately 1,650 square feet of laboratories and office space where we conduct operations related to our primary service offerings. The lease expires in June 2014. We incurred $65,000 and $53,000 of rental costs relative to this lease in fiscal 2012 and 2011, respectively.

•	17 Hatidhar Street, Ra’anana, Israel, which consists of approximately 1,500 square feet and serves as office headquarters for Champions Oncology, Israel. The lease expires in July 2012; however the Company plans to extend this lease. We incurred $29,000 and $11,000 of rental costs relative to this lease in fiscal 2012 and 2011, respectively.

Future minimum lease payments due each fiscal year are as follows (in thousands):

2013	162,000
2014	141,000

Total	303,000

As we intend to extend the lease in Israel, of the minimum lease payments in the table above, $28,000 and $7,000 relate to anticipated future lease payments in fiscal 2013 and 2014, respectively.

Research and Development Materials Purchase Agreement

In February 2010, the Company entered into a research and development materials purchase agreement with a foreign hospital for the acquisition of TumorGrafts.  Under the agreement, the Company made monthly payments to the foreign hospital of approximately $37,000, commencing March 1, 2010 and ending April 1, 2011.  The accrued liability outstanding at April 30, 2011 was $147,000. The Company entered into a Mutual Release Agreement on December 15, 2011 and reversed this liability.

Legal Matters

The Company is party to certain legal matters arising in the ordinary course of its business.  The Company has evaluated its potential exposure to these legal matters and noted no such exposures. The Company is not aware of any other matters that would have a material impact on the Company’s financial position or results of operations.

Registration Payment Arrangements

The Company has entered into registration rights agreements in connection with a private placement of its securities, which closed during April 2011 and is discussed more fully in Note 7.  This registration rights agreement contains provisions that may call for the Company to pay penalties in certain circumstances.  This registration payment arrangement primarily relates to the Company’s ability to file a registration statement within a particular time period, have a registration statement declared effective within a particular time period and to maintain the effectiveness of the registration statement for a particular time period.  The Company does not believe it is probable that penalty payments will be made for the registration rights agreement discussed above and, accordingly, has not accrued for such potential penalties as of April 30, 2012 and 2011.

Note 5. Licensing Agreements

During fiscal 2011, the Company was a party to several different licensing agreements. During April 2011, the Company terminated all of these licensing agreements with the exception of the agreement concerning Irinophore C, which is described further below. All rights related to all other licensing agreements that were terminated during April 2011 were returned to the underlying companies and no amounts were payable under these other agreements when they were terminated.

In February 2010, the Company entered into an exclusive option agreement with a Canadian company for which it paid and expensed $40,000 (Canadian) during the Company’s fiscal 2010 year. The option agreement granted the Company the exclusive right to review Irinophore C, a nanoparticle drug compound, for the treatment of various forms of cancer, including melanoma, prostate, breast, and lung cancer through April 2011. During the option year, the Company performed various TumorGraft testing on the nanoparticle compound. In March 2011, the Company exercised its option to license Irinophore C, a liposomal formulation of Irinotecan. Under the terms of the agreement, the Company’s exercise of the option resulted in amounts due to the Canadian company of $85,000 (Canadian) comprised of the option exercise price and reimbursement to the Canadian company for past patent costs, which was expensed in the Company’s fiscal year ended April 30, 2011. The Company satisfied this obligation during fiscal 2012. On the first anniversary of the agreement (March 2012), an additional license fee of $45,000 (Canadian) became due, which is recognized as a liability as of April 30, 2012. Commencing with the second anniversary of the agreement (March 2013), the Company will be obligated to pay a minimum annual royalty of $10,000 (Canadian). Under the terms of the license agreement, the Company will be required to pay up to $3.0 million in development milestones, if achieved. Upon commercialization, the Company would also be required to make royalty and sales milestone payments based upon revenues.

Note 6. Share-Based Payments

Stock-based compensation in the amount of $3.3 million and $3.1 million was recognized for the years ended April 30, 2012 and 2011, respectively.  Stock-based compensation costs were recorded as follows (in thousands):

	Year Ended April 30,
	2012	2011

General and administrative	$3,009	$2,887
Sales and marketing	240	105
Research and development	39	101
TOS cost of sales	10	40
POS cost of sales	25	-

Total stock-based compensation expense	$3,323	$3,133

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

For share-based payments to non-employee consultants under both the 2010 and 2008 Equity Incentive Plan, the fair value of the share-based consideration issued is used to measure the transaction, as management believes this to be a more reliable measure of fair value than the services received.  The fair value of the award is expensed over the period service is provided to the Company; however, it is ultimately measured at the price of the Company’s common stock or the fair value of stock options using the Black-Scholes valuation model on the date that the commitment for performance by the non-employee consultant has been reached or performance is complete, which is generally the vesting date of the award.

Director Compensation Plan

On February 22, 2010, the Compensation Committee of the Board of Directors of the Company adopted the Director Compensation Plan of 2010 (the “Director Plan”) to replace the Company’s former compensation policy for directors, effective for the 2010 calendar year commencing January 1, 2010.  Under the Director Plan, independent directors of the Company are entitled to an annual award of five-year stock options to purchase 50,000 shares of the Company’s unregistered common stock, and the Chairman of the Board of the Company is entitled to an annual award of options to purchase 100,000 shares of the Company’s unregistered common stock.  Independent directors who serve on one or more Board committees will also receive an annual grant of five-year options to purchase 50,000 shares of the Company’s unregistered common stock or 50,000 shares of restricted unregistered common stock.  The Company will also pay each independent director $15,000 to offset the tax liability in respect of any unregistered restricted stock awards.  All unregistered common stock options and unregistered restricted stock issued under the Director Plan vest quarterly at a rate of 25%. For the initial Director Plan year, an independent director could have chosen to receive a cash fee equal to the value of the unregistered restricted common stock that would have otherwise been granted.  The Chairman of the Board was also entitled to the same arrangement for his services on Board committees at a rate of twice that of an independent director.

Stock Option Grants

Black-Scholes assumptions used to calculate the fair value of options granted during the years ended April 30, 2012 and 2011 were as follows:

	Year Ended April 30,
	2012	2011

Expected term in years	3.0 - 6.0	2.7 - 6.25
Risk-free interest rates	0.4% - 2.3%	0.9% - 2.7%
Volatility	90% - 108%	105% - 122%
Dividend yield	0%	0%

The weighted average fair value of stock options granted during the years ending April 30, 2012 and 2011, was $0.58 and $0.73, respectively. The Company’s stock options activity and related information as of and for the years ended April 30, 2012 and 2011 is as follows (dollars in thousands):

					Weighted
				Weighted	Average
		Directors		Average	Remaining	Aggregate
	Non-	and		Exercise	Contractual	Intrinsic
	Employees	Employees	Total	Price	Life (Years)	Value

Outstanding, May 1, 2011	1,610,000	12,710,948	14,320,948	$0.88	8.4	$1,780
Granted	115,000	1,380,000	1,495,000	0.77
Exercised	(50,000)	-	(50,000)	0.17
Forfeited	-	(348,581)	(348,581)	0.94
Expired	(265,000)	(286,329)	(551,329)	0.60

Outstanding, April 30, 2012	1,410,000	13,456,038	14,866,038	0.88	7.6	$0

Vested and expected to vest as of April 30, 2012	1,410,000	13,456,038	14,866,038	0.88	7.6	$0

Exercisable as of April 30, 2012	1,241,667	6,502,163	7,743,830	0.89	6.8	$0

					Weighted
				Weighted	Average
		Directors		Average	Remaining	Aggregate
	Non-	and		Exercise	Contractual	Intrinsic
	Employees	Employees	Total	Price	Life (Years)	Value

Outstanding, May 1, 2010	1,890,000	1,427,948	3,317,948	$0.77	4.4	$250
Granted	70,000	11,781,000	11,851,000	0.89
Exercised	-	-	-
Forfeited	-	-	-
Expired	(500,000)	(348,000)	(848,000)	0.58
Change in employee status	150,000	(150,000)	-	1.18

Outstanding, April 30, 2011	1,610,000	12,710,948	14,320,948	$0.88	8.4	$1,780

Vested and expected to vest as of April 30, 2011	1,610,000	12,710,948	14,320,948	$0.88	8.4	$1,780

Exercisable as of April 30, 2011	1,533,333	2,461,644	3,994,977	$0.85	5.7	$597

Included in the balances outstanding as of May 1, 2011 in the table above are 10,000,000 options granted to the Company’s Chief Executive Officer and its President at the time of commencement of their employment in fiscal 2011, of which 5,000,000 contain only service-based vesting provisions and 5,000,000 contain both service and performance-based vesting provisions.  The service-based provisions of these options provide for vesting to occur monthly over a period of three years.  The performance-based conditions, which must be met prior to vesting to occur include: (i) closing of one or more financings of the Company in the aggregate amount of at least $5,000,000; (ii) bringing in new Company management; (iii) launching of personalized medicine (oncology) business; and (iv) commencing implementation of the Company’s business plan.  The determination as to whether these performance-based conditions have been met was to be made by the Company’s Board of Directors.  The service-based options, like all of the Company’s service-based options, are expensed on a straight-line basis.  Since the straight-line method is not available for performance or market-based share-based payments, the 5,000,000 performance-based options are being expensed on an accelerated basis.  The Company’s Board of Directors determined that in April 2011 each of the performance conditions under the awards were met.  As a result, the awards will be expensed based on each monthly vesting tranche.

Restricted Stock Grants

A summary of the activity related to restricted stock grants for the years ended April 30, 2012 and 2011 is as follows (dollars in thousands):

	2012		2011
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Total	Fair Value	Total	Fair Value
	Shares	Per Share	Shares	Per Share

Nonvested, beginning of period	100,000	$0.90	33,526	$0.80
Granted	50,000	0.75	205,555	0.90
Vested	(125,000)	0.87	(133,397)	0.87
Forfeited	-		(5,684)	0.77
Expired	-		-

Nonvested, end of period	25,000	$0.75	100,000	$0.90

The total fair value of shares vested during the years ended April 30, 2012 and 2011 was $84,000 and $133,000, respectively. As of April 30, 2012, there was $19,000 of unrecognized stock compensation expense related to nonvested restricted stock awards. This cost is expected to be recognized over a weighted average period of 0.3 years.

Stock Purchase Warrants

As of April 30, 2012, the Company has warrants outstanding for the purchase of 1,416,667 shares of its common stock, all of which were exercisable.  Of these warrants, 1,266,667 were issued in connection with the April 2011 financing arrangement and are accounted for as liabilities as further discussed in Note 7.  Activity related to these warrants, which expire at various dates through April 2016, is summarized as follows (dollars in thousands):

Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, May 1, 2011	1,912,019	$0.73	3.7	$524
Granted	-	-
Exercised	(495,352)	0.20		234
Forfeited	-	-
Expired	-	-

Outstanding, April 30, 2012	1,416,667	$0.91	3.8	$0

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, May 1, 2010	748,983	$0.36	2.1	$367
Granted	1,266,667	0.90
Exercised	(103,631)	0.20		(83)
Forfeited	-	-
Expired	-	-

Outstanding, April 30, 2011	1,912,019	$0.73	3.7	$524

Note 7. Redeemable Common Stock and Stock Purchase Warrant

On March 24, 2011, the Company entered into a Securities Purchase Agreement with several accredited investors for the sale of an aggregate 12,533,333 shares of the Company’s Common Stock at a purchase price of $0.75 per share, or aggregate proceeds of $9.4 million, $500,000 of which was sold to officers and directors of the Company. As part of this transaction, the Company also issued warrants to purchase an aggregate 1,266,667 shares of Common Stock at an exercise price of $0.90 per share. These warrants expire five years after the closing date, which occurred on April 4, 2011. The Securities Purchase Agreement contains certain anti-dilution protections for the investors and certain registration rights with respect to the shares of Common Stock issued to the investors. Furthermore, investors will have the right to require the Company to redeem the purchased common shares held by such investors (the “Put Option”) for cash for $0.75 per share upon a change of control or sale of substantially all of the company’s assets. The Put Option will terminate upon the achievement of certain financial milestones by the Company, the sale of 25% of the common shares purchased by an investor, with respect only to the shares owned by such investor, or in certain other circumstances as outlined in the Securities Purchase Agreement.

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

The Company has accounted for the warrants issued in connection with the Securities Purchase Agreement as a liability based on the exercise price reset provisions described above. This liability, which is recorded at fair value on the accompanying consolidated balance sheets, totaled $936,000 at the time of the close of the Securities Purchase Agreement. As of April 30, 2011, the fair value of these warrants increased $36,000 to $972,000. During the year ended April 30, 2012, the fair value of these warrants decreased by $417,000 to $555,000. The change in fair value of these warrants has been, and will be, recognized as other income (expense) on the Company’s consolidated statements of operations. The fair value of these warrants was calculated by the Monte Carlo simulation valuation method. Assumptions used to calculate the fair value of these warrants were as follows:

	Year Ended April 30,
	2012	2011

Expected term in years	3.9	5.0
Risk-free interest rates	0.6%	2.0%
Volatility	102%	102%
Dividend yield	0%	0%

The Company will continue to adjust the warrant liability for changes in fair value until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' equity, or expiration of the warrants.

Note 8. Stockholders’ Equity

Preferred Stock

The Company has 56,075 shares of Series A 12% preferred stock authorized and no shares issued and outstanding at April 30, 2012 and 2011.

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

As of April 30, 2010, the Company had executed subscription agreements for the private placement of 1,000,000 shares of unregistered common stock for $0.75 per share or $750,000. The amount was reflected as a subscription receivable as a contra-equity account on the balance sheet as of April 30, 2010. In 2011, the Company became aware that the amount was uncollectible in full and the full amount was reversed against additional paid-in capital.

Treasury Stock

In May 2009, the Board of Directors approved a stock repurchase agreement with a Board member which obligated the Company to purchase up to approximately $407,000 of the Company’s common stock held by the Board member through April of 2011 providing that the Board member continued his services under a consulting agreement executed concurrently with the stock repurchase agreement.  Under the stock repurchase agreement, the Company made an initial purchase of $125,000 of the Company’s shares of common stock, and may have been required to make quarterly purchases of $31,250 of the Company’s common stock held by the Board member after the end of each fiscal quarter.  The purchase price per share of the common stock for each purchase is equal to the lesser price of $0.50 or 50% of the average closing price of the stock as quoted on the OTC Bulletin Board for the 30-day trading period ending on the day before the date of each purchase as long as the consulting agreement remained in effect.

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

Furthermore, under the stock repurchase agreement, the Company, at its option for one year following the termination of the consulting agreement, may purchase all or any part of the shares that have not been previously purchased, up to but not to exceed, 2,250,000 shares of the common stock, subject to the pricing formula described above. In April 2011, the Company repurchased 2,000,000 shares of the Company’s common stock from the Board Member of the Company, for a cash purchase price of $0.48 per share, or an aggregate purchase price of $960,000. The Company repurchased the shares using proceeds from the $9,400,000 received under the Securities Purchase Agreement that closed in April 2011 and is described in Note 7.

The Company has not repurchased any shares in fiscal 2012.

Note 9. Provision for Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	Year Ended April 30, 2012
	Federal	State	Foreign	Total

Current	$-	$1	$(3)	$(2)
Deferred	(2,523)	(172)	(68)	(2,763)
Change in valuation allowance	2,523	172	68	2,763

Total	$-	$1	$(3)	$(2)

	Year Ended April 30, 2011
	Federal	State	Foreign	Total

Current	$-	$-	$11	$11
Deferred	(1,100)	(167)	(68)	(1,335)
Change in valuation allowance	1,100	167	68	1,335

Total	$-	$-	$11	$11

A reconciliation between the Company’s effective tax rate and the United States statutory tax rate for the years ended April 30, 2012 and 2011 is as follows:

	Year Ended April 30,
	2012	2011

Federal income tax at statutory rate	34.0%	34.0%
State income tax, net of federal benefit	2.3	4.5
Permanent differences	1.5	(0.7)
Other	(3.0)	2.5
Change in valuation allowance	(31.9)	(35.2)
Changes in tax rates	(2.9)	(5.4)

Income tax expense	-%	(0.3)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities as of April 30, 2012 and 2011 consist of the following (in thousands):

	As of April 30,
	2012	2011

Accrued liabilities	$62	$9
Depreciation and amortization	80	(4)
State taxes	5	-
Stock-based compensation expense	2,685	1,863
Capitalized research and development costs	798	1,182
Foreign net operating loss carry-forward	265	198
Net operating loss carry-forward	2,478	363

Total deferred tax assets	6,373	3,611
Less: Valuation allowance	(6,373)	(3,611)

Net deferred tax asset	$-	$-

Management has evaluated the available evidence about future tax planning strategies, taxable income and other possible sources of realization of deferred tax assets and has established a full valuation allowance against its net deferred tax assets as of April, 30, 2012.  For the years ended April 30, 2012 and 2011, the Company recorded a valuation allowance of $6,373,000 and $3,611,000, respectively.  The increase in valuation allowance from fiscal year 2011 to 2012 is due to deferred tax assets generated relative to stock compensation and net operating loss carryforwards.  The Company has established a valuation allowance against its deferred tax assets as it is currently more-likely-than-not that all or a portion of a deferred tax asset will not be realized.  The valuation allowance reduces deferred tax assets to an amount that management believes will more likely than not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, the Company takes into account all evidence with regard to the utilization of a deferred tax asset including past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

As of April 30, 2012 and 2011, the Company’s estimated U.S. net operating loss carry-forwards were approximately $6,825,000 and $928,000, respectively.  As of April 30, 2012 and 2011, the Company’s foreign net operating loss carry-forward was approximately $1,138,000 and $790,000, respectively.  The Company’s federal and state net operating losses begin expiring in 2029.

The Company files income tax returns in various jurisdictions with varying statues of limitations.  As of April 30, 2012, the earliest tax year still subject to examination for state purposes is fiscal 2009.  The Company’s tax years for periods ending April 30, 1995 and forward are subject to examination by the United States and certain states due to the carry-forward of unutilized net operating losses.

On August 8, 2011, the Company was notified that it was selected for a tax examination by the Internal Revenue Service (IRS) on the Application for Certification of Qualified Investments Eligible for Credits and Grants Under the Qualifying Therapeutic Discovery Project program filed under the Patient Protection and Affordable Care Act of 2010 for the 2009 and 2010 tax years. The examination commenced on September 30, 2011 and was completed during the fourth quarter of the year ended April 30, 2012. The audit resulted in a disallowance to the net operating loss carry-forwards of $607,000. This disallowance was offset by a corresponding increase to amortizable intangible assets related to capitalized research and development expenditures of $542,000.

Note 10. Related Party Transactions

Related party transactions include transactions between the Company and its shareholders, management, or affiliates.  The following transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

During the years ended April 30, 2012 and 2011, the Company paid one of its directors and former Chief Executive Officer, $18,000 and $143,000, respectively, in consulting fees and salary.  During the years ended April 30, 2012 and, 2011, the Company paid certain members of our Board of Directors $141,000 and $60,000, respectively, for consulting services unrelated to their duties as board members.

During the years ended April 30, 2012 and 2011, the Company recognized approximately $20,000 and $201,000, respectively, in revenues from companies whose board members were also members of our Board of Directors.  Of these amounts, no related receivables were outstanding as of April 30, 2012 and 2011.

Note 11. Business Segment Information

The Company operates in two segments, POS and TOS. The accounting policies of the Company’s segments are the same as those described in Note 2. The Company evaluates performance of its segments based on profit or loss from operations before stock compensation expense, depreciation and amortization, interest expense, interest income, gain on sale of assets, special charges or benefits, and income taxes (“segment profit”). Management uses segment profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment, and employee compensation, among other matters. The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

Year Ended April 30, 2012	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$2,332	$4,817	$-	$7,149
Direct cost of services	(2,331)	$(2,533)	-	(4,864)
Sales and marketing costs	(1,752)	$(936)	-	(2,688)
Other operating expenses	-	$(2,898)	(2,441)	(5,339)
Stock compensation expense (1)	-	$-	(3,323)	(3,323)
Segment profit (loss)	$(1,751)	$(1,550)	$(5,764)	$(9,065)

Year Ended April 30, 2011	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$3,382	$3,500	$-	$6,882
Direct cost of services	(1,665)	(1,806)	-	(3,471)
Sales and marketing costs	-	-	(980)	(980)
Other operating expenses	-	(2,809)	(1,724)	(4,533)
Stock compensation expense (1)	-	-	(3,133)	(3,133)
Segment profit (loss)	$1,717	$(1,115)	$(5,837)	$(5,235)

(1) Stock compensation expense is shown separately and is excluded from direct costs of services, sales and marketing costs, and other operating expenses, as it is managed on a consolidated basis and is not used by management to evaluate the performance of its segments.

All of the Company’s revenue is recorded in the United States and substantially all of its long-lived assets are in the United States.

Note 12. Supplemental Schedule of Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Year Ended April 30,
	2012	2011
Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

Supplemental disclosure of non-cash investing and financing activities:
Stock subscription receivable	-	(750)
Purchases of property and equipment included in accounts payable	192	-

Note 13. Grant Income

In October 2010, the Company was notified that it was awarded total cash grants of approximately $1.5 million under the Qualifying Therapeutic Discovery Project program administered under section 48D of the Internal Revenue Code, of which approximately $1.0 million related to qualifying expenses the Company had previously incurred during fiscal 2010 and $0.5 million related to qualifying expenses which the Company expected to incur during fiscal 2011. In November 2010, the Company received approximately $1.0 million related to the 2010 expenditures. The Company received a final payment of $0.5 million related to 2011 expenditures on February 13, 2012.

On August 8, 2011 the Company was notified that it was selected for a tax examination by the Internal Revenue Service (IRS) on the Application for Certification of Qualified Investments Eligible for Credits and Grants Under the Qualifying Therapeutic Discovery Project program filed under the Patient Protection and Affordable Care Act of 2010 for the 2009 and 2010 tax years. The examination commenced during the second quarter of fiscal 2012.

The IRS expanded its scope to include the fiscal year 2011 tax return, which was filed in January 2012. The examinations of fiscal 2009 and 2010 were completed in the fourth quarter of fiscal 2012. The examination of fiscal 2011 completed in the first quarter of fiscal 2013. The audit of all three fiscal years (2009, 2010, and 2011) resulted in no additional tax due or receivable.

Note 14. Subsequent Events

None.

