Form 10-Q
period 2012-07-31
CHAMPIONS ONCOLOGY, INC.
filed 2012-09-12
CIK 771856

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2012
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

Not Applicable

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

The number of Common Shares of the Registrant outstanding as of August 31, 2012 was 47,037,442.

DOCUMENTS INCORPORATED BY REFERENCE - None

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHAMPIONS ONCOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	July 31,	April 30,
	2012	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,916	$4,716
Accounts receivable, net	639	584
Prepaid expenses and other current assets	208	205

Total current assets	3,763	5,505

Restricted cash	188	188
Property and equipment, net	525	560
Goodwill	669	669

Total assets	$5,145	$6,922

LIABILITIES, REDEEMABLE COMMON STOCK
AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,291	$1,676
Accrued liabilities	344	625
Deferred revenue	918	1,185

Total current liabilities	2,553	3,486

Warrant liability	270	555

Total liabilities	2,823	4,041

Redeemable common stock; $0.001 par value; 12,533,333 contingently puttable
common shares outstanding as of July 31, 2012 and April 30, 2012	8,159	8,159

Stockholders' equity:
Preferred stock, $10 par value; 56,075 shares authorized; no shares issued
and outstanding as of July 31, 2012 and April 30, 2012	-	-
Common stock, $.001 par value; 125,000,000 shares authorized, including redeemable common stock, 37,740,345 shares issued and 34,504,109 shares
outstanding as of July 31, 2012 and April 30, 2012	38	38
Treasury stock, at cost, 3,236,236 common shares as of July 31, 2012
and April 30, 2012	(1,252)	(1,252)
Additional paid-in capital	21,943	21,204
Accumulated deficit	(26,466)	(25,143)
Accumulated other comprehensive loss	(100)	(125)

Total stockholders' deficit	(5,837)	(5,278)

Total liabilities, redeemable common stock and stockholders' deficit	$5,145	$6,922

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands Except Per Share Amounts)

	Three Months Ended July 31,
	2012	2011
Operating revenue:
Personalized oncology solutions	$918	$601
Translational oncology solutions	1,188	1,033

Total operating revenue	2,106	1,634

Costs and operating expenses:
Cost of personalized oncology solutions	772	483
Cost of translational oncology solutions	699	419
Research and development	387	541
Sales and marketing	709	688
General and administrative	1,138	1,717

Total costs and operating expenses	3,705	3,848

Loss from operations	(1,599)	(2,214)

Other income (expense):
Change in fair value of warrant liability	285	177
Other expense	(6)	-

Total other income	279	177

Loss before provision for income taxes	(1,320)	(2,037)
Provision for income taxes	3	-

Net loss	$(1,323)	$(2,037)

Net loss per common share outstanding, including redeemable common stock,
basic and diluted	$(0.03)	$(0.04)

Weighted average common shares outstanding, including redeemable
common stock, basic and diluted	47,067,000	46,420,000

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in Thousands)

Net loss	$1,323	$(2,037)
Foreign currency translation adjustment	25	8

Comprehensive loss	$1,298	$(2,029)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Three Months Ended July 31,
	2012	2011
Operating activities:
Net loss	$(1,323)	$(2,037)

Adjustments to reconcile net loss to net cashx
used in operating activities:
Stock-based compensation expense	739	1,014
Depreciation expense	54	29
Change in fair value of warrant liability	(285)	(177)
Changes in operating assets and liabilities:
Accounts receivable	(55)	(651)
Grant receivable	-	13
Prepaid expenses, deposits and other	(3)	(65)
Accounts payable	(385)	(82)
Accrued liabilities	(281)	(38)
Deferred revenue	(267)	459

Net cash used in operating activities	(1,806)	(1,535)

Investing activities:
Purchase of property and equipment	(19)	(95)

Net cash used in investing activities	(19)	(95)

Financing activities:
Proceeds from exercise of options and warrants	-	4

Net cash provided by financing activities	-	4

Exchange rate effect on cash and cash equivalents	25	8

Decrease in cash and cash equivalents	(1,800)	(1,618)
Cash and cash equivalents, beginning of period	4,716	10,457

Cash and cash equivalents, end of period	$2,916	$8,839

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

The Company has two operating subsidiaries: Champions Oncology (Israel), Limited and Champions Biotechnology U.K., Limited. For the three months ended July 31, 2012 and 2011, there were no material revenues earned by these subsidiaries. All material intercompany transactions have been eliminated in consolidation. The financial statements of the Company’s foreign subsidiaries, all of which have a functional currency other than the U.S. dollar, have been translated into the U.S. dollar for each period presented. Translation gains and losses are recognized as a component of accumulated other comprehensive loss. The Company is subject to foreign exchange rate fluctuations in connection with the Company’s international operations.

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany transactions and accounts have been eliminated. All figures are presented in U.S. dollars, except share data, or except where expressly stated otherwise. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in the Company’s annual consolidated financial statements for the year ended April 30, 2012, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments necessary to fairly state our financial position, results of operations, and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 30, 2012. Certain reclassifications have been made to the prior period financial statement amounts to conform to current presentation.

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

Basic loss per share is calculated by dividing loss available to common shareholders by the weighted average number of common shares (including redeemable common stock) outstanding for the period. Diluted loss per share is calculated based on the weighted average number of common shares (including redeemable common stock) outstanding for the period, plus the dilutive effect of common stock purchase warrants, stock options and restricted stock units using the treasury stock method. Contingently issuable shares are included in the calculation of basic earnings per share when all contingencies surrounding the issuance of the shares are met and the shares are issued or issuable. Contingently issuable shares are included in the calculation of dilutive earnings per share as of the beginning of the reporting period if, at the end of the reporting period, all contingencies surrounding the issuance of the shares are satisfied or would be satisfied if the end of the reporting period were the end of the contingency period. Due to the net losses for the three months ended July 31, 2012 and 2011, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects the total potential share-based instruments outstanding at July 31, 2012 and 2011 that could have an effect on the future computation of dilution per common share:

	Three Months Ended July 31,
	2012	2011

Stock options	15,103,955	14,515,948
Warrants	1,416,667	1,897,017
Restricted stock	12,500	50,000

Total common stock equivalents	16,533,122	16,462,965

Note 2. Recently Issued Accounting Pronouncements

During September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 is intended to simplify the testing of goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test, which was required for all companies that report goodwill. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, although early adoption is permitted. The Company has adopted this standard, which had no impact on its financial position or results of operations.

During June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 provides for the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income (“OCI”) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which format is chosen, the amendments establish a requirement for entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in ASU 2011-05 are effective, on a retrospective basis, for public entities for interim and annual periods beginning after December 15, 2011; however, during December 2011 the FASB issued ASU No. 2011-12, which defers those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The Company has adopted this standard as of April 30, 2012, which had no impact on its financial position or results of operations.

During May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASC 2011-04”). The amendments in ASC 2011-04 were issued in order to align the fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. Consequently, the amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. However, many of the amendments in ASC 2011-04 will not result in a change in the application of the requirements in ASC 820, Fair Value Measurement. The amendments in ASU 2011-04 are effective, on a prospective basis, for public entities for interim and annual periods beginning after December 15, 2011. The Company has adopted this standard as of April 30, 2012, which had no impact on its financial position or results of operations.

Note 3. Property and Equipment

Property and equipment is recorded at cost and consists of laboratory equipment, furniture and fixtures, and computer hardware and software. Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets ranging from three to seven years. Property and equipment consisted of the following (in thousands):

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	July 31,	April 30,
	2012	2012
	(unaudited)
Furniture and fixtures	$58	$58
Computer equipment and software	522	287
Laboratory equipment	167	167
Leasehold improvements	2	2
Software in-progress	-	216

Total property and equipment	749	730
Less: Accumulated depreciation	(224)	(170)

Property and equipment, net	$525	$560

Depreciation expense was $54,000 and $29,000 for the three months ended July 31, 2012 and 2011, respectively.

Note 4. Share-Based Payments

The Company has in place a 2010 Equity Incentive Plan, a 2008 Equity Incentive Plan, and a Director Compensation Plan of 2010. In general, these plans provide for stock-based compensation in the form (i) Non-statutory Stock Options; (ii) Restricted Stock Awards; and (iii) Stock Appreciation Rights to the Company’s employees, directors and non-employees. The plans also provide for limits on the aggregate number of shares that may be granted, the term of grants and the strike price of option awards.

Stock-based compensation in the amount of $739,000 and $1,014,000 was recognized for the three months ended July 31, 2012 and 2011, respectively.  Stock-based compensation expense was recognized as follows (in thousands):

	Three Months Ended July 31,
	2012	2011

General and administrative	570	916
Sales and marketing	82	74
Research and development	24	24
TOS cost of sales	8	-
POS cost of sales	55	-

Total stock-based compensation expense	739	1,014

Stock Option Grants

Black-Scholes assumptions used to calculate the fair value of options granted during the three months ended July 31, 2012 were as follows:

The weighted average fair value of stock options granted during the three months ended July 31, 2012 and 2011 was $0.54 and $0.74, respectively. The Company’s stock options activity for the three months ended July 31, 2012 is as follows:

Expected term in years	6.0
Risk-free interest rates	0.8% to 0.9%
Volatility	98.5% to 98.8%
Dividend yield	0%

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

					Weighted
				Weighted	Average
		Directors		Average	Remaining	Aggregate
	Non-	and		Exercise	Contractual	Intrinsic
	Employees	Employees	Total	Price	Life (Years)	Value

Outstanding, May 1, 2012	1,410,000	13,456,038	14,866,038	$0.88	7.6	$-
Granted	15,000	236,250	251,250	0.57
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	(13,333)	(13,333)	0.95
Change in employee status	-	-	-	-

Outstanding, July 31, 2012	1,425,000	13,678,955	15,103,955	0.87	7.4	-

Vested and expected to
vest as of July 31, 2012	1,425,000	13,678,955	15,103,955	0.87	7.4	-

Exercisable as of
July 31, 2012	1,248,333	7,711,677	8,960,010	0.88	6.7	-

Restricted Stock Grants

A summary of the activity related to restricted stock grants is as follows:

		Weighted
		Average
		Grant Date
	Total	Fair Value
	Shares	Per Share

Nonvested, May 1, 2012	25,000	$0.75
Granted	-	-
Vested	(12,500)	0.75
Forfeited	-	-
Expired	-	-

Nonvested as of July 31, 2012	12,500	0.75

The aggregate fair value of shares vested during the three months ended July 31, 2012 and 2011 was $5,000 and $43,000, respectively.

Stock Purchase Warrants

As of July 31, 2012, the Company had warrants outstanding for the purchase of 1,416,667 shares of its common stock, all of which were exercisable.  Of these warrants, 1,266,667 were issued in connection with the April 2011 financing arrangement and are accounted for as liabilities as further discussed in Note 5.  The weighted average exercise price of all warrants outstanding is $0.91. As of July 31, 2012 and April 30, 2012, these warrants had no intrinsic value and had weighted average remaining contractual lives of 3.6 and 3.8 years, respectively.

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 5. Redeemable Common Stock and Stock Purchase Warrant

On March 24, 2011, the Company entered into a Securities Purchase Agreement with several accredited investors for the sale of an aggregate 12,533,333 shares of the Company’s Common Stock at a purchase price of $0.75 per share, or aggregate proceeds of $9.4 million, $0.5 million of which was sold to officers and directors of the Company. As part of this transaction, the Company also issued warrants to purchase an aggregate 1,266,667 shares of Common Stock at an exercise price of $0.90 per share. These warrants expire five years after the closing date, which occurred on April 4, 2011. The Securities Purchase Agreement contains certain anti-dilution protections for the investors and certain registration rights with respect to the shares of Common Stock issued to the investors. Furthermore, investors will have the right to require the Company to redeem the purchased common shares held by such investors (the “Put Option”) for cash for $0.75 per share upon a change of control or sale of substantially all of the company’s assets. The Put Option will terminate upon the achievement of certain financial milestones by the Company, the sale of 25% of the common shares purchased by an investor, with respect only to the shares owned by such investor, or in certain other circumstances as outlined in the Securities Purchase Agreement.

Due to the Put Option described above, the Company has accounted for Common Stock issued under the Securities Purchase Agreement as temporary equity, which is reflected under the caption “redeemable common stock” on the accompanying condensed consolidated balance sheets. The total amount allocated to these common shares was $8.2 million. This allocation is equal to the total proceeds of $9.4 million, less the amount allocated to the warrants of $0.9 million and is also net of direct and incremental costs associated with the Securities Purchase Agreement of $0.3 million.

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

The Company has granted demand registration rights in connection with the investment in common shares and the common shares underlying the warrants. These rights include the requirement of the Company to file certain registration statements within a specified time period and to have these registration statements declared effective within a specified time period. If the Company is not able to comply with these registration requirements, the Company will be required to pay cash penalties equal to 1.0% of the aggregate Purchase Price paid by the investors for each 30-day period in which a Registration Default, as defined in the Securities Purchase Agreement, exists. The Company may become subject to these penalty provisions if it fails to have a registration statement for the common shares declared effective, or to maintain the effectiveness of such registration statement. The total amount of potential penalties under this registration payment arrangement is $41,000 for each 30-day period in which a registration default exists; however, as of the date of this filing and through July 31, 2012, the Company does not believe these penalties to be probable and accordingly, has not established an accrual for such registration payment arrangements.

The Company has accounted for the warrants issued in connection with the Securities Purchase Agreement as a liability based on the exercise price reset provisions described above. This liability, which is recorded at fair value on the accompanying consolidated balance sheets, totaled $0.9 million at the time of the close of the Securities Purchase Agreement. As of July 31, 2012 and April 30, 2012, the fair value of these warrants was $0.3 million and $0.6 million, respectively. The change in fair value of these warrants has been, and will be, recognized as other income (expense) on the Company’s condensed consolidated statements of operations. The fair value of these warrants was calculated by the Monte Carlo simulation valuation method. Assumptions used to calculate the fair value of these warrants were as follows:

	July 31,	April 30,
	2012	2012

Expected term in years	3.7	3.9
Risk-free interest rates	0.4%	0.6%
Volatility	94%	102%
Dividend yield	0%	0%

The Company will continue to adjust the warrant liability for changes in fair value until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' equity, or expiration of the warrants.

Note 6. Related Party Transactions

Related party transactions include transactions between the Company and its shareholders, management, and affiliates.  The following transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consulting Services

During the three months ended July 31, 2012 and 2011, the Company paid one of its directors and former Chief Executive Officer, $30,000 and $18,000, respectively, in consulting fees.  During the three months ended July 31, 2012 and 2011, the Company paid certain members of its Board of Directors $48,000 and $16,000, respectively, for consulting services unrelated to their duties as board members.  During the three months ended July 31, 2012, there were no expenses incurred from any substantial stockholders of the Company. During the three months ended July 31, 2011, the Company incurred $4,000 in expenses from a substantial stockholder of the Company for consulting fees.

Revenue

During the three months ended July 31, 2012, there were no revenues recognized from companies whose board members were also members of the Company’s Board of Directors. During the three months ended July 31, 2011, the Company recognized $20,000 in revenues from companies whose board members were also members of the Company’s Board of Directors.

Note 7. Commitments and Contingencies

Operating Leases

As of July 31, 2012, the Company leases the following facilities under non-cancelable operating lease agreements:

•	One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as our corporate headquarters. The lease expires in April 2014. We incurred $17,000 of rental costs in the three months ended July 31, 2012 relative to this lease. No such rental costs were incurred during the three months ended July 31, 2011.

•	855 North Wolfe Street, Suite 619, Baltimore, Maryland 21205, which consists of laboratories and office space where we conduct operations related to our primary service offerings. The lease expires in June 2014. The Company incurred $16,000 and $13,000 of rental costs relative to this lease in the three months ended July 31, 2012 and 2011, respectively.

•	17 Hatidhar Street, Ra’anana, Israel, which serves as office headquarters for Champions Oncology, Israel. The lease expires in July 2013. The Company incurred $7,000 of rental costs relative to this lease for the three months ended July 31, 2012 and 2011.

Legal Matters

The Company is party to certain legal matters arising in the ordinary course of its business. The Company has evaluated its potential exposure to these legal matters and noted no such exposures. The Company is not aware of any other matters that would have a material impact on the Company’s financial position or results of operations.

Registration Payment Arrangements

The Company has entered into registration rights agreements in connection with a private placement of its securities, which closed during April 2011 and is discussed more fully in Note 5.  This registration rights agreement contains provisions that may call for the Company to pay penalties in certain circumstances.  This registration payment arrangement primarily relates to the Company’s ability to file a registration statement within a particular time period, have a registration statement declared effective within a particular time period and to maintain the effectiveness of the registration statement for a particular time period.  The Company does not believe it is probable that penalty payments will be made for the registration rights agreement discussed above and, accordingly, has not accrued for such potential penalties as of July 31, 2012 or April 30, 2012.

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 8. Licensing Agreements

In February 2010, the Company entered into an exclusive option agreement with a Canadian company for which it paid and expensed $40,000 (Canadian) during the Company’s fiscal 2010 year. The option agreement granted the Company the exclusive right to review Irinophore C, a nanoparticle drug compound, for the treatment of various forms of cancer, including melanoma, prostate, breast, and lung cancer through April 2011. During the option year, the Company performed various TumorGraft tests on the nanoparticle compound. In March 2011, the Company exercised its option to license Irinophore C, a liposomal formulation of Irinotecan. Under the terms of the agreement, the Company’s exercise of the option resulted in amounts due to the Canadian company of $85,000 (Canadian) comprised of the option exercise price and reimbursement to the Canadian company for past patent costs, which was expensed in the Company’s fiscal year ended April 30, 2011. The Company satisfied this obligation during fiscal 2012. On the first anniversary of the agreement (March 2012), an additional license fee of $45,000 (Canadian) became due, which is recognized as a liability as of April 30, 2012 and July 31, 2012. As of the date of this report, the Company has satisfied this obligation. Commencing with the second anniversary of the agreement (March 2013), the Company will be obligated to pay a minimum annual royalty of $10,000 (Canadian). Under the terms of the license agreement, the Company will be required to pay up to $3.0 million in development milestones, if achieved. Upon commercialization, the Company would also be required to make royalty and sales milestone payments based upon revenues.

Note 9. Cephalon Agreement

On March 16, 2011, the Company entered into an agreement with Cephalon, Inc., (“Cephalon”), a wholly-owned subsidiary of Teva Pharmaceutical Industries Ltd., pursuant to which the Company conducts TumorGraft studies on proprietary chemical compounds provided by Cephalon to determine the activity or response of a compound in potential clinical indications. In April 2011, Cephalon paid an initiation fee of $1.4 million to the Company, which was initially reflected within deferred revenue on the Company’s balance sheet as of April 30, 2011. As models, along with required reports, are delivered, the deferred revenue is being recognized on a proportionate basis in accordance with the Company’s revenue recognition policies. Under this agreement, revenues of $177,000 were recognized during the three months ended July 31, 2012. No such revenues were recognized during the three months ended July 31, 2011. The Company anticipates that the studies will be completed within 21months of the execution of the agreement.

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

Note 10. Supplemental Schedule of Cash Flow Information

There was no cash paid for interest or income taxes during the three months ended July 31, 2012 and 2011.

Note 11. Grant Income

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

On August 8, 2011 the Company was notified that it was selected for a tax examination by the Internal Revenue Service (“IRS”) on the Application for Certification of Qualified Investments Eligible for Credits and Grants Under the Qualifying Therapeutic Discovery Project program filed under the Patient Protection and Affordable Care Act of 2010 for the 2009 and 2010 tax years. The examination commenced during the second quarter of fiscal 2012. The IRS expanded its scope to include the fiscal year 2011 tax return, which was filed in January 2012. The examinations of fiscal 2009 and 2010 were completed in the fourth quarter of fiscal 2012. The examination of fiscal 2011 was completed in the first quarter of fiscal 2013. The audit of all three fiscal years ending April 30, 2011, 2010 and 2009 resulted in no additional tax due or receivable.

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 12. Fair Value

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has one liability measured at fair value on a recurring basis, which are warrants that were issued in connection with a private placement of the Company’s securities that closed during April 2011 and is discussed more fully in Note 5. As of July 31, 2012 and April 30, 2012, these warrants had an estimated fair value of $0.3 million and $0.6 million, respectively, which was calculated by the Monte Carlo simulation valuation method using level three inputs. The Company has no assets that are measured at fair value on a recurring basis and there were no assets or liabilities measured at fair value on a non-recurring basis as of July 31, 2012 and April 30, 2012 and during the three months ended July 31, 2012 and 2011.

The following table presents information about our warrants liability, which was our only financial instrument measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at July 31, 2012 (in thousands):

Balance, May 1, 2012	$555
Transfers to (from) Level 3	-
Total (gains) losses included in earnings	(285)
Purchases, issuances and settlements, net	-

Balance, July 31, 2012	$270

Note 13. Business Segment Information

The Company operates in two segments, POS and TOS. The accounting policies of the Company’s segments are the same as those described in Note 2 of the Company’s annual consolidated financial statements for the year ended April 30, 2012, as filed on Form 10-K. The Company evaluates performance of its segments based on profit or loss from operations before stock-based compensation expense, depreciation and amortization, interest expense, interest income, gain on sale of assets, special charges or benefits, and income taxes (“segment profit”). Management uses segment profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment, and employee compensation, among other matters. The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

Three Months Ended July 31, 2012	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$918	$1,188	$-	$2,106
Direct cost of services	(717)	(691)	-	(1,408)
Sales and marketing costs	(435)	(192)	-	(627)
Other operating expenses	-	(363)	(568)	(931)
Stock- based compensation expense (1)	-	-	(739)	(739)

Segment profit (loss)	$(234)	$(58)	$(1,307)	$(1,599)

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Three Months Ended July 31, 2011	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$601	$1,033	$-	$1,634
Direct cost of services	(483)	(419)	-	(902)
Sales and marketing costs	(369)	(245)	-	(614)
Other operating expenses	-	(517)	(801)	(1,318)
Stock- based compensation expense (1)	-	-	(1,014)	(1,014)

Segment profit (loss)	$(251)	$(148)	$(1,815)	$(2,214)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the condensed consolidated financial statements and related notes that appear elsewhere in this report and our most recent annual report for the year ended April 30, 2012, as filed on Form 10-K.

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

Forward-looking statements speak only as of the date the statements are made. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2012, as updated in our subsequent reports filed with the SEC, including any updates found in Part II, Item 1A of this or other reports on Form 10-Q. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

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

We plan to continue our efforts to expand our TumorGraft Technology Platform in order to expand our POS and TOS programs. In fiscal 2012, we modified our POS business strategy to focus on growing our core technology products, which includes TumorGraft implants and drug studies. As part of this strategy, which we continue to execute in fiscal 2013, we significantly reduced the price of our core technology products to make the products affordable to a broader patient base, maximize synergies between our POS and TOS businesses, increase our tumor model offerings to our TOS sponsors, and increase the number of models in our Tumorbank. We have increased spending on sales and marketing efforts to support this strategy. We will continue to offer related personalized oncology services to our customers; however, we expect future POS revenue to be driven by our core products.

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

Operating Results

The following table summarizes our operating results for the periods presented below (in millions):

	For the Three Months Ended July 31,
		% of		% of	%
	2012	Revenue	2011	Revenue	Change
Operating revenue:
Personalized oncology solutions	$0.9	42.9%	$0.6	37.5%	50.0%
Translational oncology solutions	1.2	57.1	1.0	62.5	20.0

Total operating revenue	2.1	100.0	1.6	100.0	31.3

Costs and operating expenses:
Cost of personalized oncology solutions	0.8	38.1	0.5	31.3	60.0
Cost of translational oncology solutions	0.7	33.3	0.4	25.0	75.0
Research and development	0.4	19.0	0.5	31.3	(20.0)
Sales and marketing	0.7	33.3	0.7	43.8	-
General and administrative	1.1	52.4	1.7	106.3	(35.3)

Total costs and operating expenses	3.7	176.2	3.8	237.5	(2.6)

Operating loss	$(1.6)	(76.2)%	$(2.2)	(137.5)%	(27.3)

Operating Revenues

Operating revenues were $2.1 million and $1.6 million for the three months ended July 31, 2012 and 2011, respectively, an increase of $0.5 million or 31%.

Personalized Oncology Solutions (POS) revenues were $0.9 million and $0.6 million for the three months ended July 31, 2012 and 2011, respectively, an increase of $0.3 million, or 50%.   The increases in POS revenues were driven by an increased number of drug studies completed during the quarter. During the three months ended July 31, 2012, the Company completed 13 drug studies, compared to only one completed in the prior year. These increases are the result of the steady increase in the number of TumorGrafts performed which have moved onto drug studies.

Translational Oncology Solutions (TOS) revenues were $1.2 million and $1.0 million for the three months ended July 31, 2012 and 2011, respectively, an increase of $0.2 million, or 20%.  The increase in TOS revenues was due primarily to higher number of models sold, as a result of our increased investment in our Tumorbank.

Cost of Personalized Oncology Solutions

POS cost of sales for the three months ended July 31, 2012 and 2011 was $0.8 million and $0.5 million, respectively, an increase of $0.3 million, or 60%.  For the three months ended July 31, 2012 and 2011, gross margins for POS were 11% and 17%, respectively.  The decline in gross margin can be attributed to increased costs related to transitioning our laboratory activities in-house from a third-party CRO. This transition, which is expected to yield future cost savings through higher utilization of capacity, began during the second half of fiscal 2012 and was substantially complete during the first quarter of fiscal 2013.

Cost of Translational Oncology Solutions

TOS cost of sales for the three months ended July 31, 2012 and 2011 was $0.7 million and $0.4 million, respectively, an increase of $0.3 million, or 75%.  For the three months ended July 31, 2012 and 2011, gross margins for TOS were 42% and 60%, respectively.  The decline in gross margin can be attributed to additional costs associated with transitioning laboratory activities in-house from a third-party CRO. Specifically, we have made additional investments in our infrastructure and our laboratory staff to increase productivity and to support current and expected volumes.

Research and Development

Research and development expenses for the three months ended July 31, 2012 and 2011 were $0.4 million and $0.5 million, respectively, a decrease of $0.1 million, or 20%.  This decrease was primarily related to decreased tumor procurement costs, resulting from our strategy to source models from our POS business.

Sales and Marketing

Sales and marketing expenses for each of the three month periods ended July 31, 2012 and 2011 were $0.7 million.  Employee-related costs associated with our sales force and marketing personnel increased $0.2 million, but this was offset by a decrease in marketing activities.

General and Administrative

General and administrative expenses for the three months ended July 31, 2012 and 2011 were $1.1 million and $1.7 million, respectively, a decrease of $0.6 million, or 35%.  This decrease is due to reductions in stock-based compensation expenses and consultant costs.

Other Income (Expense)

Other income consists of the change in the fair value of warrants that are accounted for as liabilities and are described further below and in Note 5 to the accompanying unaudited condensed consolidated financial statements. For the three months ended July 31, 2012 and 2011, other income was $0.3 million and $0.2 million, respectively, an increase of $0.1 million.  The Company will continue to adjust the warrant liability for changes in fair value, until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' equity, or expiration of the warrants. This change in the fair value of the warrant liability was a result of revaluing the warrant liability based on the Monte Carlo simulation valuation model, impacted primarily by the quoted price of the Company's common stock. The revaluation of the warrant liability has no impact on our cash balances.

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our cash and cash equivalents, working capital management, and proceeds from certain private placements of our securities. As of July 31, 2012, we had working capital of $1.2 million and cash and cash equivalents of $2.9 million. We believe that our cash and cash equivalents on hand at July 31, 2012 are adequate to fund operation for at least through April 30, 2013. The Company is currently exploring financing options to raise additional funds for future operations. There can be no assurance that management will be successful in raising additional capital on terms acceptable to us, if at all. Our ability to successfully complete a raise of capital will depend on the conditions of the capital markets and our financial condition and prospects. Even if we are able to successfully raise additional capital, such capital could be in the form of debt and could be at high interest rates and/or require us to comply with restrictive covenants that limit financial and business activities. In addition, even if we are able to successfully raise equity capital, this could dilute the interest of existing shareholders and/or be issued with preferential liquidation, dividend or voting rights to those currently held by our common stockholders.

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

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash used in operating activities was $1.8 million and $1.5 million for the three months ended July 31, 2012 and 2011, respectively.  The increase of $0.3 million cash used in operations relates to higher working capital requirements.

Cash Flows from Investing Activities

Net cash used in investing activities was less than $0.1 million and $0.1 million for the three months ended July 31, 2012 and 2011, respectively.  These cash flows relate to the purchase of property and equipment.

Cash Flows from Financing Activities

No cash was used in, or provided by, financing activities during the three months ended July 31, 2012. Net cash provided by financing activities was less than $0.1 million for the three months ended July 31, 2011, which was related to the exercise of stock options and warrants.

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to apply methodologies and make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates of the Company include, among other things, accounts receivable realization, valuation allowances for deferred tax assets, valuation of goodwill, and stock compensation assumptions. Actual results could differ from those estimates. The Company’s critical accounting policies are summarized in the Company’s Annual Report on Form 10-K, filed with the SEC on July 18, 2012.

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

Item 1A. Risk Factors

There have been no material changes in risk factors previously disclosed in our Form 10-K for the year ended April 30, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Exhibit
31.1	8650 Section 302 Certification of Chief Executive Officer
31.2	8650 Section 302 Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2012 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, July 31, 2012 and April 30, 2012, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three months ended July 31, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the three months ended July 31, 2012 and 2011, and (v) Notes to Unaudited Condensed Consolidated Financial Statements
19

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPIONS ONCOLOGY, INC. (Registrant)

Date: September 12, 2012	By:	/s/ Joel Ackerman
Joel Ackerman
Chief Executive Officer

	By:	/s/ Gary G. Gemignani
Gary G. Gemignani
Chief Financial Officer

