Form 10-Q
period 2012-10-31
CHAMPIONS ONCOLOGY, INC.
filed 2012-12-13
CIK 771856

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) ‘OF THE SECURITIES EXCHANGE ACT OF 1934

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

The number of Common Shares of the Registrant outstanding as of November 30, 2012 was 47,037,442.

DOCUMENTS INCORPORATED BY REFERENCE - None

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHAMPIONS ONCOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	October 31,	April 30,
	2012	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,161	$4,716
Accounts receivable, net	627	584
Prepaid expenses and other current assets	95	205

Total current assets	2,883	5,505

Restricted cash	188	188
Property and equipment, net	485	560
Goodwill	669	669

Total assets	$4,225	$6,922

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,209	$1,676
Accrued liabilities	514	625
Deferred revenue	1,205	1,185

Total current liabilities	2,928	3,486

Warrant liability	322	555

Total liabilities	3,250	4,041

Commitments and contingencies

Redeemable common stock; $0.001 par value; 12,533,333 contingently puttable common shares outstanding as of October 31, 2012 and April 30, 2012	8,159	8,159

Stockholders' equity:
Preferred stock, $10 par value; 56,075 shares authorized; no shares issued and outstanding as of October 31, 2012 and April 30, 2012	-	-
Common stock, $0.001 par value; 125,000,000 shares authorized, including redeemable common stock, 37,740,345 shares issued and 34,504,109 shares outstanding as of October 31, 2012 and April 30, 2012,	38	38
Treasury stock, at cost, 3,236,000 common shares as of October 31, 2012 and April 30, 2012	(1,252)	(1,252)
Additional paid-in capital	22,568	21,204
Accumulated deficit	(28,440)	(25,143)
Accumulated other comprehensive loss	(98)	(125)

Total stockholders' deficit	(7,184)	(5,278)

Total liabilities, redeemable common stock and stockholders' deficit	$4,225	$6,922

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011
Operating revenue:
Personalized oncology solutions	$459	$590	$1,377	$1,188
Translational oncology solutions	999	1,151	2,187	2,184

Total operating revenue	1,458	1,741	3,564	3,372

Costs and operating expenses:
Cost of personalized oncology solutions	582	461	1,354	945
Cost of translational oncology solutions	475	620	1,174	1,104
Research and development	436	1,008	823	1,616
Sales and marketing	680	651	1,389	1,262
General and administrative	1,201	1,470	2,340	3,130

Total costs and operating expenses	3,374	4,210	7,080	8,057

Loss from operations	(1,916)	(2,469)	(3,516)	(4,685)

Other income:
Change in fair value of warrant liability	(52)	110	233	288
Other (expense) income	(5)	10	(10)	10

Total other (expense) income	(57)	120	223	298

Loss before provision for income taxes	(1,973)	(2,349)	(3,293)	(4,387)
Provision for income taxes	1	-	4	-

Net loss	$(1,974)	$(2,349)	$(3,297)	$(4,387)

Net loss per common share outstanding, including redeemable common stock, basic and diluted	$(0.04)	$(0.05)	$(0.07)	$(0.09)

Weighted average common shares outstanding, including redeemable common stock, basic and diluted	47,079,000	46,790,000	47,073,000	46,606,000

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in Thousands)

Net loss	$(1,974)	$(2,349)	$(3,297)	$(4,387)
Foreign currency translation adjustment	2	8	27	15

Comprehensive loss	$(1,972)	$(2,341)	$(3,270)	$(4,372)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Six Months Ended
	October 31,
	2012	2011
Operating activities:
Net loss	$(3,297)	$(4,387)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,364	1,868
Depreciation expense	103	49
Change in fair value of warrant liability	(233)	(288)
Changes in operating assets and liabilities:
Accounts receivable	(43)	(247)
Prepaid expenses, deposits and other	110	(52)
Restricted cash	-	(150)
Accounts payable	(467)	(286)
Accrued liabilities	(111)	(79)
Deferred revenue	20	281

Net cash used in operating activities	(2,554)	(3,291)

Investing activities:
Purchase of property and equipment	(28)	(160)

Net cash used in investing activities	(28)	(160)

Financing activities:
Proceeds from exercise of options and warrants	-	98

Net cash used in financing activities	-	98

Exchange rate effect on cash and cash equivalents	27	15

Decrease in cash and cash equivalents	(2,555)	(3,338)
Cash and cash equivalents, beginning of period	4,716	10,457

Cash and cash equivalents, end of period	$2,161	$7,119

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

The Company has two operating subsidiaries: Champions Oncology (Israel), Limited and Champions Biotechnology U.K., Limited. For the three and six months ended October 31, 2012 and 2011, there were no material revenues earned by these subsidiaries. All material intercompany transactions have been eliminated in consolidation. The financial statements of the Company’s foreign subsidiaries, all of which have a functional currency other than the U.S. dollar, have been translated into the U.S. dollar for each period presented. Translation gains and losses are recognized as a component of accumulated other comprehensive loss. The Company is subject to foreign exchange rate fluctuations in connection with the Company’s international operations.

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

Basic loss per share is calculated by dividing loss available to common shareholders by the weighted average number of common shares (including redeemable common stock) outstanding for the period. Diluted loss per share is calculated based on the weighted average number of common shares (including redeemable common stock) outstanding for the period, plus the dilutive effect of common stock purchase warrants, stock options and restricted stock units using the treasury stock method. Contingently issuable shares are included in the calculation of basic earnings per share when all contingencies surrounding the issuance of the shares are met and the shares are issued or issuable. Contingently issuable shares are included in the calculation of dilutive earnings per share as of the beginning of the reporting period if, at the end of the reporting period, all contingencies surrounding the issuance of the shares are satisfied or would be satisfied if the end of the reporting period were the end of the contingency period. Due to the net losses for the three and six months ended October 31, 2012 and 2011, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects the total potential share-based instruments outstanding at October 31, 2012 and 2011 that could have an effect on the future computation of dilution per common share:

	October 31,
	2012	2011

Stock options	14,643,955	14,615,948
Warrants	1,416,667	1,416,667

Total common stock equivalents	16,060,622	16,032,615

Note 2. Liquidity and Capital Resources

Our liquidity needs have typically arisen from the development of our Tumorbank, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our cash and cash equivalents, working capital management, and proceeds from certain private placements of our securities. As of October 31, 2012, we had cash and cash equivalents of $2.2 million and negative net working capital of less than $0.1 million. We believe that our cash and cash equivalents on hand at October 31, 2012 are adequate to fund operations at least through April 30, 2013. The Company is currently exploring financing options to raise additional funds for future operations. There can be no assurance that management will be successful in raising additional capital on terms acceptable to us, if at all. Our ability to successfully complete a raise of capital will depend on the conditions of the capital markets and our financial condition and prospects. Even if we are able to successfully raise additional capital, such capital could be in the form of debt and could be at high interest rates and/or require us to comply with restrictive covenants that limit financial and business activities. In addition, even if we are able to successfully raise equity capital, this could dilute the interest of existing shareholders and/or be issued with preferential liquidation, dividend or voting rights to those currently held by our common stockholders.

Note 3. Recently Issued Accounting Pronouncements

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

During June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 provides for the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income (“OCI”) either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Regardless of which format is chosen, the amendments establish a requirement for entities to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in ASU 2011-05 are effective, on a retrospective basis, for public entities for interim and annual periods beginning after December 15, 2011; however, during December 2011 the FASB issued ASU No. 2011-12, which defers those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The Company has adopted this standard as of April 30, 2012, which had no impact on the financial position or results of operations.

During May 2011, the FASB issued ASU No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS” (“ASC 2011-04”). The amendments in ASC 2011-04 were issued in order to align the fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. Consequently, the amendments change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. However, many of the amendments in ASC 2011-04 will not result in a change in the application of the requirements in ASC 820, Fair Value Measurement. The amendments in ASU 2011-04 are effective, on a prospective basis, for public entities for interim and annual periods beginning after December 15, 2011. The Company has adopted this standard as of April 30, 2012, which had no impact on the financial position or results of operations.

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 4. Property and Equipment

Property and equipment is recorded at cost and consists of laboratory equipment, furniture and fixtures, and computer hardware and software. Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets ranging from three to seven years. Property and equipment consisted of the following (in thousands):

	October 31,	April 30,
	2012	2012
	(unaudited)
Furniture and fixtures	$58	$58
Computer equipment and software	526	287
Laboratory equipment	172	167
Leasehold improvements	2	2
Software in-progress	-	216

Total property and equipment	758	730
Less: Accumulated depreciation	(273)	(170)

Property and equipment, net	$485	$560

Depreciation expense was $49,000 and $21,000 for the three months ended October 31, 2012 and 2011, respectively, and $103,000 and $49,000 for the six months ended October 31, 2012 and 2011, respectively.

Note 5. Share-Based Payments

The Company has in place a 2010 Equity Incentive Plan, a 2008 Equity Incentive Plan, and a Director Compensation Plan of 2010. In general, these plans provide for stock-based compensation in the form (i) Non-statutory Stock Options; (ii) Restricted Stock Awards; and (iii) Stock Appreciation Rights to the Company’s employees, directors and non-employees. The plans also provide for limits on the aggregate number of shares that may be granted, the term of grants and the strike price of option awards. Stock-based compensation in the amount of $624,000 and $855,000 was recognized for the three months ended October 31, 2012 and 2011, respectively, and $1,364,000 and $1,868,000 for the six months ended October 31, 2012 and 2011, respectively. Stock-based compensation expense was recognized as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2012	2011	2012	2011

General and administrative	$550	$754	$1,119	$1,668
Sales and marketing	61	61	143	120
Research and development	3	24	29	48
TOS cost of sales	4	16	12	32
POS cost of sales	6	-	61	-

Total stock-based compensation expense	$624	$855	$1,364	$1,868

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Option Grants

Black-Scholes assumptions used to calculate the fair value of options granted during the three and six months ended October 31, 2012 were as follows:

Three Months Ended
October 31, 2012
Expected term in years	6.0
Risk-free interest rates	0.9%
Volatility	99% - 100%
Dividend yield	0%

Six Months Ended
October 31, 2012
Expected term in years	6.0
Risk-free interest rates	0.8% - 0.9%
Volatility	99% - 100%
Dividend yield	0%

The weighted average fair value of stock options granted during the three months ended October 31, 2012 and 2011 was $0.26 and $0.37, respectively. The weighted average fair value of stock options granted during the six months ended October 31, 2012 and 2011 was $0.52 and $0.63, respectively. The Company’s stock options activity for the six months ended October 31, 2012 is as follows:

					Weighted
				Weighted	Average
		Directors		Average	Remaining	Aggregate
	Non-	and		Exercise	Contractual	Intrinsic
	Employees	Employees	Total	Price	Life (Years)	Value

Outstanding, May 1, 2012	1,410,000	13,456,038	14,866,038	$0.88	7.6	$-
Granted	40,000	251,250	291,250	0.54		5,000
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(500,000)	(13,333)	(513,333)	0.76
Change in employee status	-	-	-	-

Outstanding, October 31, 2012	950,000	13,693,955	14,643,955	0.87	7.4	5,000

Vested and expected to vest as of October 31, 2012	950,000	13,686,455	14,636,455	0.87	7.1	5,000

Exercisable as of October 31, 2012	832,709	8,774,870	9,607,579	0.88	7.0	-

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted Stock Grants

A summary of the activity related to restricted stock grants is as follows (in thousands):

Weighted
Average Grant
Date Fair Value
	Shares	Per Share

Nonvested as of May 1, 2012	25,000	$0.75
Granted	-	-
Vested	(25,000)	0.75
Forfeited	-	-
Expired	-	-

Nonvested as of October 31, 2012	-	-

The aggregate fair value of shares vested during the six months ended October 31, 2012 and 2011 was $11,000 and $75,000, respectively.

Stock Purchase Warrants

As of October 31, 2012, the Company had warrants outstanding for the purchase of 1,416,667 shares of its common stock, all of which were exercisable. Of these warrants, 1,266,667 were issued in connection with the April 2011 financing arrangement and are accounted for as liabilities as further discussed in Note 6. The weighted average exercise price of all warrants outstanding is $0.91. As of October 31, 2012 and April 30, 2012, these warrants had no intrinsic value and had weighted average remaining contractual lives of 3.3 and 3.8 years, respectively.

Note 6. Redeemable Common Stock and Stock Purchase Warrant

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

The Company has granted demand registration rights in connection with the investment in common shares and the common shares underlying the warrants. These rights include the requirement of the Company to file certain registration statements within a specified time period and to have these registration statements declared effective within a specified time period. If the Company is not able to comply with these registration requirements, the Company will be required to pay cash penalties equal to 1.0% of the aggregate Purchase Price paid by the investors for each 30-day period in which a Registration Default, as defined in the Securities Purchase Agreement, exists. The Company may become subject to these penalty provisions if it fails to have a registration statement for the common shares declared effective, or to maintain the effectiveness of such registration statement. The total amount of potential penalties under this registration payment arrangement is $41,000 for each 30-day period in which a registration default exists; however, as of the date of this filing and through October 31, 2012, the Company does not believe these penalties to be probable and accordingly, has not established an accrual for such registration payment arrangements.

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has accounted for the warrants issued in connection with the Securities Purchase Agreement as a liability based on the exercise price reset provisions described above. This liability, which is recorded at fair value on the accompanying consolidated balance sheets, totaled $0.9 million at the time of the close of the Securities Purchase Agreement. As of October 31, 2012 and April 30, 2012, the fair value of these warrants was $0.3 million and $0.6 million, respectively. The change in fair value of these warrants has been, and will be, recognized as other income (expense) on the Company’s condensed consolidated statements of operations. The fair value of these warrants was calculated by the Monte Carlo simulation valuation method. Assumptions used to calculate the fair value of these warrants were as follows:

	October 31,	April 30,
	2012	2012

Expected term in years	3.4	3.9
Risk-free interest rates	0.5%	0.6%
Volatility	83%	102%
Dividend yield	0%	0%

The Company will continue to adjust the warrant liability for changes in fair value until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' equity, or expiration of the warrants.

Note 7. Related Party Transactions

Related party transactions include transactions between the Company and its shareholders, management, and affiliates. The transactions discussed in this footnote were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

Consulting Services

During the six months ended October 31, 2012 and 2011, the Company paid one of its former directors and former Chief Executive Officer, $30,000 and $18,000, respectively, in consulting fees. During the six months ended October 31, 2012 and 2011, the Company paid certain members of its Board of Directors $73,000 and $66,000, respectively, for consulting services unrelated to their duties as board members. During the six months ended October 31, 2012, the Company paid a substantial stockholder and former member of its Board of Directors $3,000 for consulting services. No such payment was made during the six months ended October 31, 2011. All of the amounts paid to these related parties have been expensed.

Revenue

During the six months ended October 31, 2012, the Company earned no revenues through related party transactions. During the six months ended October 31, 2011, the Company recognized $20,000 in revenues from a company whose board members were also members of the Company’s Board of Directors.

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 8. Commitments and Contingencies

Operating Leases

As of October 31, 2012, the Company leases the following facilities under non-cancelable operating lease agreements:

•	One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. This lease expires in April 2014. The Company recorded $34,000 of rental expense in the six months ended October 31, 2012 and 2011 relative to this lease.

•	855 North Wolfe Street, Suite 619, Baltimore, Maryland 21205, which consists of laboratories and office space where we conduct operations related to our primary service offerings. This lease expires in June 2014. The Company recorded $33,000 and $29,000 of rental expense relative to this lease in the six months ended October 31, 2012 and 2011, respectively.

•	17 Hatidhar Street, Ra’anana, Israel, which serves as office headquarters for Champions Oncology, Israel. The lease expires in July 2013. The Company recorded $14,000 and $13,000 of rental expense relative to this lease for the six months ended October 31, 2012 and 2011, respectively.

Legal Matters

The Company is party to certain legal matters arising in the ordinary course of its business. The Company has evaluated its potential exposure to these legal matters and noted no such exposures. The Company is not aware of any other matters that would have a material impact on the Company’s financial position or results of operations.

Registration Payment Arrangements

The Company has entered into registration rights agreements in connection with a private placement of its securities, which closed during April 2011 and is discussed more fully in Note 6. This registration rights agreement contains provisions that may call for the Company to pay penalties in certain circumstances. This registration payment arrangement primarily relates to the Company’s ability to file a registration statement within a particular time period, have a registration statement declared effective within a particular time period and to maintain the effectiveness of the registration statement for a particular time period. The Company does not believe it is probable that penalty payments will be made for the registration rights agreement discussed above and, accordingly, has not accrued for such potential penalties as of October 31, 2012 or April 30, 2012.

Note 9. Licensing Agreements

In February 2010, the Company entered into an exclusive option agreement with a Canadian company for which it paid and expensed $40,000 (Canadian) during the Company’s fiscal 2010 year. The option agreement granted the Company the exclusive right to review Irinophore C, a nanoparticle drug compound, for the treatment of various forms of cancer, including melanoma, prostate, breast, and lung cancer through April 2011. During the option year, the Company performed various TumorGraft tests on the nanoparticle compound. In March 2011, the Company exercised its option to license Irinophore C, a liposomal formulation of Irinotecan. Under the terms of the agreement, the Company’s exercise of the option resulted in amounts due to the Canadian company of $85,000 (Canadian) comprised of the option exercise price and reimbursement to the Canadian company for past patent costs, which was expensed in the Company’s fiscal year ended April 30, 2011. The Company satisfied this obligation during fiscal 2012. On the first anniversary of the agreement (March 2012), an additional license fee of $45,000 (Canadian) became due, which was recognized as a liability as of April 30, 2012, which was satisfied during the six months ended October 31, 2012. Commencing with the second anniversary of the agreement (March 2013), the Company will be obligated to pay a minimum annual royalty of $10,000 (Canadian), unless the agreement is terminated by either party in advance of the anniversary date. Under the terms of the license agreement, the Company will be required to pay up to $3.0 million in development milestones, if achieved. Upon commercialization, the Company would also be required to make royalty and sales milestone payments based upon revenues.

Note 10. Cephalon Agreement

On March 16, 2011, the Company entered into an agreement with Cephalon, Inc., (“Cephalon”), a wholly-owned subsidiary of Teva Pharmaceutical Industries Ltd., pursuant to which the Company conducts TumorGraft studies on two proprietary chemical compounds provided by Cephalon to determine the activity or response of these compounds in potential clinical indications.

Under the agreement, Cephalon will, under certain conditions, pay the Company various amounts upon achieving certain milestones, which are based on the performance of the compounds in preclinical testing and are dependent upon testing the compound in clinical settings and obtaining FDA approval. Potential milestone payments that could be received under the Agreement total $27 million per compound. No milestones have been achieved to date. In addition, under certain conditions, Cephalon would pay the Company royalties on any commercialized products developed under the Agreement. No royalties have been received or earned to date. Cephalon reserves the right to exercise and pay a one-time fee of in lieu of the milestone or royalty payments, which ranges from $460,000 to $880,000 per compound. On November 30, 2012, Cephalon exercised the option to pay this one-time fee for one of the compounds, which is further discussed in Note 15.

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In April 2011, Cephalon paid an initiation fee of $1.4 million to the Company, which was initially reflected within deferred revenue on the Company’s balance sheet as of April 30, 2011. As models, along with required reports, are delivered, the deferred revenue is recognized on a proportionate basis in accordance with the Company’s revenue recognition policies. Revenues of $237,000 were recognized during the six months ended October 31, 2012 and 2011.

Note 11. Supplemental Schedule of Cash Flow Information

There was no cash paid for interest or income taxes during the six months ended October 31, 2012 and 2011.

Note 12. Grant Income

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

Note 13. Fair Value

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has one liability measured at fair value on a recurring basis, which are warrants that were issued in connection with a private placement of the Company’s securities that closed during April 2011 and is discussed more fully in Note 6. As of October 31, 2012 and April 30, 2012, these warrants had an estimated fair value of $0.3 million and $0.6 million, respectively, which was calculated by the Monte Carlo simulation valuation method using level three inputs. The Company has no assets that are measured at fair value on a recurring basis and there were no assets or liabilities measured at fair value on a non-recurring basis as of October 31, 2012 and April 30, 2012 or during the six months ended October 31, 2012 and 2011.

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents information about our warrants liability, which was our only financial instrument measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at October 31, 2012 (in thousands):

Balance, May 1, 2012	$555
Transfers to (from) Level 3	-
Total (gains) losses included in earnings	(233)
Purchases, issuances and settlements, net	-

Balance, October 31, 2012	$322

Note 14. Business Segment Information

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

Three Months Ended October 31, 2012	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$459	$999	$-	$1,458
Direct cost of services	(576)	(471)	-	(1,047)
Sales and marketing costs	(378)	(241)	-	(619)
Other operating expenses	-	(433)	(651)	(1,084)
Stock- based compensation expense (1)	-	-	(624)	(624)

Segment profit (loss)	$(495)	$(146)	$(1,275)	$(1,916)

Three Months Ended October 31, 2011	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$590	$1,151	$-	$1,741
Direct cost of services	(461)	(604)	-	(1,065)
Sales and marketing costs	(369)	(221)	-	(590)
Other operating expenses	-	(984)	(716)	(1,700)
Stock- based compensation expense (1)	-	-	(855)	(855)

Segment profit (loss)	$(240)	$(658)	$(1,571)	$(2,469)

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Six Months Ended October 31, 2012	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$1,377	$2,187	$-	$3,564
Direct cost of services	(1,293)	(1,162)	-	(2,455)
Sales and marketing costs	(814)	(432)	-	(1,246)
Other operating expenses	-	(794)	(1,221)	(2,015)
Stock- based compensation expense (1)	-	-	(1,364)	(1,364)

Segment profit (loss)	$(730)	$(201)	$(2,585)	$(3,516)

Six Months Ended October 31, 2011	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$1,188	$2,184	$-	$3,372
Direct cost of services	(945)	(1,072)	-	(2,017)
Sales and marketing costs	(676)	(466)	-	(1,142)
Other operating expenses	-	(1,568)	(1,462)	(3,030)
Stock- based compensation expense (1)	-	-	(1,868)	(1,868)

Segment profit (loss)	$(433)	$(922)	$(3,330)	$(4,685)

(1)	Stock compensation expense is shown separately and is excluded from direct costs of services, sales and marketing costs, and other operating expenses, as it is managed on a consolidated basis and is not used by management to evaluate the performance of its segments.

All of the Company’s revenue is recorded in the United States and substantially all of its long-lived assets are in the United States.

Note 15. Subsequent Events

On November 30, 2012, Cephalon, Inc., (“Cephalon”), a wholly-owned subsidiary of Teva Pharmaceutical Industries Ltd., exercised the option to pay a one-time fee of $880,000 to the Company, in lieu of any future milestone or royalty payments, for one compound tested under the agreement described in Note 10. Written notice was provided to the Company on December 3, 2012. This payment is due within 30 days from the date of exercise. As of the date of this filing, this amount is still outstanding.

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

Operating Results

The following table summarizes our operating results for the periods presented below:

	For the Three Months Ended October 31,
		% of		% of	%
	2012	Revenue	2011	Revenue	Change
Operating revenue:
Personalized oncology solutions	$0.5	33.3%	$0.6	33.3%	(16.7)%
Translational oncology solutions	1.0	66.7	1.2	66.7	(16.7)

Total operating revenue	1.5	100.0	1.8	100.0	(16.7)

Costs and operating expenses:
Cost of personalized oncology solutions	0.6	40.0	0.5	27.8	20.0
Cost of translational oncology solutions	0.5	33.3	0.6	33.3	(16.7)
Research and development	0.4	26.7	1.0	55.6	(60.0)
Sales and marketing	0.7	46.7	0.7	38.9	-
General and administrative	1.2	80.0	1.5	83.3	(20.0)

Total costs and operating expenses	3.4	226.7	4.3	238.9	(20.9)

Operating loss	$(1.9)	(126.7)%	$(2.5)	(138.9)%	(24.0)

	For the Six Months Ended October 31,
		% of		% of	%
	2012	Revenue	2011	Revenue	Change
Operating revenue:
Personalized oncology solutions	$1.4	38.9%	$1.2	35.3%	16.7%
Translational oncology solutions	2.2	61.1	2.2	64.7	-

Total operating revenue	3.6	100.0	3.4	100.0	5.9

Costs and operating expenses:
Cost of personalized oncology solutions	1.4	38.9	0.9	26.5	55.6
Cost of translational oncology solutions	1.2	33.3	1.1	32.4	9.1
Research and development	0.8	22.2	1.6	47.1	(50.0)
Sales and marketing	1.4	38.9	1.3	38.2	7.7
General and administrative	2.3	63.9	3.1	91.3	(25.8)

Total costs and operating expenses	7.1	197.2	8.0	235.3	(11.3)

Operating loss	$(3.5)	(97.2)%	$(4.6)	(135.3)%	(23.9)

Operating Revenues

Operating revenues were $1.5 million and $1.8 million for the three months ended October 31, 2012 and 2011, respectively, a decrease of $0.3 million or 17%. Operating revenues were $3.6 million and $3.4 million for the six months ended October 31, 2012 and 2011, respectively, an increase of $0.2 million or 6%.

Personalized Oncology Solutions (POS) revenues were $0.5 million and $0.6 million for the three months ended October 31, 2012 and 2011, respectively, a decrease of $0.1 million, or 17%. During the three months ended October 31, 2012, the Company experienced significantly higher volumes of implants and drug studies compared to the same period in the previous year. The Company performed 43 TumorGraft implants, compared to 23 in the prior year and completed 9 drug studies, compared to 4 in the prior year. The increase in volume was offset by decreased pricing for both the TumorGraft implants and drug studies, as part of our strategic decision to obtain more tumors to increase our tumor model offerings to our TOS sponsors and increase the number of models in our Tumorbank. POS revenues were $1.4 million and $1.2 million for the six months ended October 31, 2012 and 2011, respectively, an increase of $0.2 million, or 17%. The increase in POS revenues was driven by an increased number of drug studies completed during the six months ended October 31, 2012 compared to the same period in the previous year. During the six months ended October 31, 2012 and 2011, the Company completed 22 and 5 drug studies, respectively. These increases are the result of the steady increase in the number of TumorGrafts performed which have moved onto drug studies.

Translational Oncology Solutions (TOS) revenues were $1.0 million and $1.2 million for the three months ended October 31, 2012 and 2011, respectively, a decrease of $0.2 million, or 17%. The decrease in TOS revenues was due primarily to decreased contract bookings in the previous quarter. TOS revenues were $2.2 million for each of the six month periods ended October 31, 2012 and 2011.

Cost of Personalized Oncology Solutions

POS cost of sales for the three months ended October 31, 2012 and 2011 was $0.6 million and $0.5 million, respectively, an increase of $0.1 million, or 20%. POS cost of sales for the six months ended October 31, 2012 and 2011 was $1.4 million and $0.9 million, respectively, an increase of $0.5 million, or 56%. For the three months ended October 31, 2012 and 2011, gross margins for POS were -20% and 17%, respectively. For the six months ended October 31, 2012 and 2011, gross margins for POS were 0% and 25%, respectively. The increases in cost of sales and the declines in gross margins can be attributed to increased volumes of implants and drug studies performed, in line with management’s strategy to obtain more tumors to increase our tumor model offerings to our TOS sponsors and increase the number of models in our Tumorbank.

Cost of Translational Oncology Solutions

TOS cost of sales for the three months ended October 31, 2012 and 2011 was $0.5 million and $0.6 million, respectively, a decrease of $0.1 million, or 17%. TOS cost of sales for the six months ended October 31, 2012 and 2011 was $1.2 million and $1.1 million, respectively, an increase of $0.1 million, or 9%. For the three months ended October 31, 2012 and 2011, gross margins for TOS were 50%. For the six months ended October 31, 2012 and 2011, gross margins for TOS were 46% and 50%, respectively. The decline in gross margin for the six month period can be attributed to additional costs associated with transitioning laboratory activities in-house from a third-party CRO. Specifically, we made additional investments in our infrastructure and our laboratory staff to increase productivity and to support current and expected volumes, which is expected to significantly reduce the future cost of providing our services and allow us to maintain a more competitive pricing strategy.

Research and Development

Research and development expense for the three months ended October 31, 2012 and 2011 was $0.4 million and $1.0 million, respectively, a decrease of $0.6 million, or 60%. Research and development expense for the six months ended October 31, 2012 and 2011 was $0.8 million and $1.6 million, respectively, a decrease of $0.8 million, or 50%. This decrease is primarily related to decreased laboratory maintenance costs associated with research and development efforts, in line with our strategy to focus on our POS and TOS lines of business. Additionally, the decrease can be attributed to decreased tumor procurement costs, resulting from our strategy to source models from our POS business.

Sales and Marketing

Sales and marketing expense was $0.7 million for each of the three month periods ended October 31, 2012 and 2011. Sales and marketing expense for the six months ended October 31, 2012 and 2011 was $1.4 million and $1.3 million, respectively. Our POS sales and marketing efforts are focused on educating physicians and patients on our service offerings and developing relationships with clinics overseas to identify potential strategic alliances. Our TOS sales and marketing efforts are primarily focused on continuing to improve relationships with key customers and attending industry trade shows to market our technology, Tumorbank, and service offerings to potential new customers.

General and Administrative

General and administrative expense for the three months ended October 31, 2012 and 2011 was $1.2 million and $1.5 million, respectively, a decrease of $0.3 million, or 20%. General and administrative expense for the six months ended October 31, 2012 and 2011 was $2.3 million and $3.1 million, respectively, a decrease of $0.8 million, or 26%. These decreases are due to reductions in stock-based compensation expenses and consultant costs. The decrease in stock-based compensation expense is primarily due to large prior period stock option grants that contain performance conditions and were, and continue to be, accounted for using the accelerated attribution method.

Other Income (Expense)

Other income (expense) consists of the change in the fair value of warrants that are accounted for as liabilities and are described further below and in Note 6 to the accompanying unaudited condensed consolidated financial statements. Other expense was $0.1 million for the three months ended October 31, 2012. Other income was $0.1 million for the three months ended October 31, 2011. For the six months ended October 31, 2012 and 2011, other income was $0.2 million and $0.3 million, respectively. The Company will continue to adjust the warrant liability for changes in fair value, until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' equity, or expiration of the warrants. This change in the fair value of the warrant liability was a result of revaluing the warrant liability based on the Monte Carlo simulation valuation model, impacted primarily by the quoted price of the Company's common stock. The revaluation of the warrant liability has no impact on our cash balances.

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash used in operating activities was $2.6 million and $3.3 million for the six months ended October 31, 2012 and 2011, respectively. The decrease of $0.7 million cash used in operations relates to reductions in net losses, as a result of better management of expenses and moving laboratory activities in-house.

Cash Flows from Investing Activities

Net cash used in investing activities was $28,000 and $160,000 for the six months ended October 31, 2012 and 2011, respectively. These cash flows primarily relate to the purchase of property and equipment.

Cash Flows from Financing Activities

No cash was provided by or used in financing activities for the six months ended October 31, 2012. Net cash provided by financing activities was $0.1 million for the six months ended October 31, 2011, which primarily relate to the exercise of stock options and warrants.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Exhibit
31.1	8650 Section 302 Certification of Chief Executive Officer
31.2	8650 Section 302 Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2012 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, October 31, 2012 and April 30, 2012, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended October 31, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the six months ended October 31, 2012 and 2011, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPIONS ONCOLOGY, INC. (Registrant)

Date: December 13, 2012	By:	/s/ Joel Ackerman
Joel Ackerman
Chief Executive Officer

	By:	/s/ Gary G. Gemignani
Gary G. Gemignani
Chief Financial Officer

