Form 10-Q
period 2013-01-31
CHAMPIONS ONCOLOGY, INC.
filed 2013-03-13
CIK 771856

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2013
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

The number of Common Shares of the Registrant outstanding as of February 28, 2013 was 66,752,100.

DOCUMENTS INCORPORATED BY REFERENCE - None

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHAMPIONS ONCOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	January 31,	April 30,
	2013	2012
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,769	$4,716
Accounts receivable, net	642	584
Prepaid expenses and other current assets	300	205

Total current assets	11,711	5,505

Restricted cash	190	188
Property and equipment, net	442	560
Goodwill	669	669

Total assets	$13,012	$6,922

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$1,101	$1,676
Accrued liabilities	566	625
Deferred revenue	1,017	1,185

Total current liabilities	2,684	3,486

Warrant liability	993	555

Total liabilities	3,677	4,041

Commitments and contingencies

Redeemable common stock; $0.001 par value; 31,133,333 and 12,533,333 contingently puttable common shares outstanding as of January 31, 2013 and April 30, 2012	16,936	8,159

Stockholders' equity:
Preferred stock, $10 par value; 56,075 shares authorized; no shares issued and outstanding as of January 31, 2013 and April 30, 2012	-	-
Common stock, $.001 par value; 125,000,000 shares authorized, including redeemable common stock, 38,855,003 and 37,740,345 shares is sued and 35,618,767 and 34,529,000 shares outstanding as of January 31, 2013 and April 30, 2012, respectively	39	38
Treasury stock, at cost, 3,236,000 common shares as of January 31, 2013 and April 30, 2012	(1,252)	(1,252)
Additional paid-in capital	23,136	21,204
Accumulated deficit	(29,425)	(25,143)
Accumulated other comprehensive loss	(99)	(125)

Total stockholders' deficit	(7,601)	(5,278)

Total liabilities, redeemable common stock and stockholders' deficit	$13,012	$6,922

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012
Operating revenue:
Personalized oncology solutions	$473	$649	$1,850	$1,837
Translational oncology solutions	2,444	1,747	4,631	3,931

Total operating revenue	2,917	2,396	6,481	5,768

Costs and operating expenses:
Cost of personalized oncology solutions	676	528	2,030	1,463
Cost of translational oncology solutions	566	801	1,740	1,904
Research and development	592	930	1,415	2,558
Sales and marketing	658	623	2,047	1,885
General and administrative	1,145	1,287	3,484	4,421

Total costs and operating expenses	3,637	4,169	10,716	12,231

Loss from operations	(720)	(1,773)	(4,235)	(6,463)

Other (expense) income:
Change in fair value of warrant liability	(255)	66	(21)	354
Other (expense) income	(10)	(12)	(22)	(2)

Total other (expense) income	(265)	54	(43)	352

Loss before provision for income taxes	(985)	(1,719)	(4,278)	(6,111)
Provision for income taxes	5	-	6	-

Net loss	$(990)	$(1,719)	$(4,284)	$(6,111)

Net loss per common share outstanding, including redeemable common stock, basic and diluted	$(0.02)	$(0.04)	$(0.09)	$(0.13)

Weighted average common shares outstanding, including redeemable common stock, basic and diluted	47,737,000	46,738,000	47,294,000	47,000,000

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in Thousands)

Net loss	$(990)	$(1,719)	$(4,284)	$(6,111)
Foreign currency translation adjustment	1	(13)	24	2

Comprehensive loss	$(989)	$(1,732)	$(4,260)	$(6,109)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Nine Months Ended
	January 31,
	2013	2012
Operating activities:
Net loss	$(4,284)	$(6,111)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,934	2,612
Depreciation expense	153	65
Change in fair value of warrant liability	21	(354)
Changes in operating assets and liabilities:
Accounts receivable	(58)	88
Prepaid expenses, deposits and other	(96)	178
Restricted cash	(2)	(150)
Accounts payable	(574)	43
Accrued liabilities	(58)	42
Deferred revenue	(168)	(117)

Net cash used in operating activities	(3,132)	(3,704)

Investing activities:
Purchase of property and equipment	(35)	(371)

Net cash used in investing activities	(35)	(371)

Financing activities:
Private placement of common shares and warrants	9,195	-
Proceeds from exercise of options and warrants	-	98

Net cash provided by financing activities	9,195	98

Exchange rate effect on cash and cash equivalents	25	2

Increase in cash and cash equivalents	6,053	(3,975)
Cash and cash equivalents, beginning of period	4,716	10,457

Cash and cash equivalents, end of period	$10,769	$6,482

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

The Company has three operating subsidiaries: Champions Oncology (Israel), Limited, Champions Biotechnology U.K., Limited and Champions Oncology Singapore, PTE LTD. For the three and nine months ended January 31, 2013 and 2012, there were no material revenues earned by these subsidiaries. All material intercompany transactions have been eliminated in consolidation. The financial statements of the Company’s foreign subsidiaries, all of which have a functional currency other than the U.S. dollar, have been translated into the U.S. dollar for each period presented. Translation gains and losses are recognized as a component of accumulated other comprehensive loss. The Company is subject to foreign exchange rate fluctuations in connection with the Company’s international operations.

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany transactions and accounts have been eliminated. All figures are presented in U.S. dollars, except where expressly stated otherwise. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in the Company’s annual consolidated financial statements for the year ended April 30, 2012, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments necessary to fairly state the Company’s financial position, results of operations, and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 30, 2012. Certain reclassifications have been made to the prior period financial statement amounts to conform to current presentation.

The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include valuation assumptions used for share-based compensation and warrant liability, accrued expenses and deferred taxes.

Basic loss per share is calculated by dividing loss available to common shareholders by the weighted average number of common shares (including redeemable common stock) outstanding for the period. Diluted loss per share is calculated based on the weighted average number of common shares (including redeemable common stock) outstanding for the period, plus the dilutive effect of common stock purchase warrants, stock options and restricted stock units using the treasury stock method. Contingently issuable shares are included in the calculation of basic earnings per share when all contingencies surrounding the issuance of the shares are met and the shares are issued or issuable. Contingently issuable shares are included in the calculation of dilutive earnings per share as of the beginning of the reporting period if, at the end of the reporting period, all contingencies surrounding the issuance of the shares are satisfied, or would be satisfied, if the end of the reporting period were the end of the contingency period. Due to the net losses for the three and nine months ended January 31, 2013 and 2012, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects the total potential share-based instruments outstanding at January 31, 2013 and 2012 that could have an effect on the future computation of dilution per common share:

	January 31,
	2013	2012

Stock options	15,018,955	15,064,866
Warrants	3,276,667	1,416,667
Restricted stock	75,000	37,500

Total common stock equivalents	18,370,622	16,519,033

Note 2. Recently Issued Accounting Pronouncements

During July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2012-02, “Testing Indefinite-Lived Intangible Assets for Impairment”. The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment by providing entities with an option to perform a "qualitative" assessment to determine whether further impairment testing is necessary. The revised standard allows an entity first to assess qualitative factors to determine whether events and circumstances indicate that it is more likely than not that an indefinite-lived intangible asset is impaired. If it is more likely than not that the asset is impaired, the entity must calculate the fair value of the asset, compare the fair value to its carrying amount, and record an impairment charge, if the carrying amount exceeds fair value. However, if an entity concludes that it is not more likely than not that the asset is impaired, no further action is required. The qualitative assessment is not an accounting policy election. An entity can choose to perform the qualitative assessment on none, some, or all of its indefinite-lived intangible assets. Moreover, an entity can bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to the quantitative impairment test, and then choose to perform the qualitative assessment in any subsequent period. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company does not expect the adoption of this standard to have a material impact on its financial position or results of operations.

During September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment” (“ASU 2011-08”). ASU 2011-08 is intended to simplify the testing of goodwill for impairment by permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test, which is currently required for all companies that report goodwill. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, although early adoption is permitted. The Company has adopted this standard, which had no impact on its financial position or results of operations.

Note 3. Property and Equipment

Property and equipment is recorded at cost and consists of laboratory equipment, furniture and fixtures, and computer hardware and software. Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets ranging from three to seven years. Property and equipment consisted of the following (in thousands):

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	January 31,	April 30,
	2013	2012
	(unaudited)
Furniture and fixtures	$58	$58
Computer equipment and software	526	287
Laboratory equipment	179	167
Leasehold improvements	2	2
Software in-progress	-	216

Total property and equipment	765	730
Less: Accumulated depreciation	(323)	(170)

Property and equipment, net	$442	$560

Depreciation expense was $51,000 and $16,000 for the three months ended January 31, 2013 and 2012, respectively, and $153,000 and $65,000 for the nine months ended January 31, 2012 and 2011, respectively.

Note 4. Share-Based Payments

The Company has in place the 2010 Equity Incentive Plan, the 2008 Equity Incentive Plan, and the Director Compensation Plan of 2010. In general, these plans provide for stock-based compensation in the form (i) Non-statutory Stock Options; (ii) Restricted Stock Awards; and (iii) Stock Appreciation Rights to the Company’s employees, directors and non-employees. The plans also provide for limits on the aggregate number of shares that may be granted, the term of grants and the strike price of option awards. Stock-based compensation in the amount of $570,000 and $743,000 was recognized for the three months ended January 31, 2013 and 2012, respectively, and $1,934,000 and $2,612,000 for the nine months ended January 31, 2013 and 2012, respectively. Stock-based compensation expense was recognized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012

General and administrative	$500	$701	$1,619	$2,370
Sales and marketing	56	49	199	168
Research and development	4	(8)	33	72
TOS cost of sales	4	1	16	2
POS cost of sales	6	-	67	-

Total stock-based compensation expense	$570	$743	$1,934	$2,612

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Option Grants

Black-Scholes assumptions used to calculate the fair value of options granted during the three and nine months ended January 31, 2013 and 2012 were as follows:

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2013	2012	2013	2012

Expected term in years	6.0	3.0 - 6.0	6.0	3.0 - 6.0
Risk-free interest rates	0.9% - 1.0%	0.4% - 1.9%	0.8% - 1.0%	0.4% - 2.2%
Volatility	100% - 102%	90% - 101%	99% - 102%	90% - 108%
Dividend yield	0%	0%	0%	0%

The weighted average fair value of stock options granted during the three months ended January 31, 2013 and 2012 was $0.27 and $0.52, respectively. The weighted average fair value of stock options granted during the nine months ended January 31, 2013 and 2012 was $0.36 and $0.57, respectively. The Company’s stock option activity for the nine months ended January 31, 2013 was as follows:

					Weighted
				Weighted	Average
		Directors		Average	Remaining	Aggregate
	Non-	and		Exercise	Contractual	Intrinsic
	Employees	Employees	Total	Price	Life (Years)	Value

Outstanding, May 1, 2012	1,410,000	13,456,038	14,866,038	$0.88	7.0	$-
Granted	130,000	586,250	716,250	0.41
Forfeited	-	(22,500)	(22,500)	0.67
Expired	(500,000)	(15,833)	(515,833)	0.76
Canceled	-	(25,000)	(25,000)	0.62

Outstanding, January 31, 2013	1,040,000	13,978,955	15,018,955	0.86	7.1	96,000

Vested and expected to vest as of January 31, 2013	1,040,000	13,978,955	15,018,955

Exercisable as of January 31, 2013	933,334	9,735,078	10,668,412	0.88	6.8	14,000

Restricted Stock Grants

A summary of the activity related to restricted stock grants is as follows (in thousands):

		Weighted
		Average Grant
		Date Fair Value
	Shares	Per Share

Nonvested as of May 1, 2012	25,000	$0.75
Granted	100,000	0.30
Vested	(50,000)	0.53
Forfeited	-	-
Expired	-	-

Nonvested as of January 31, 2013	75,000	-

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The aggregate fair value of shares vested during the nine months ended January 31, 2013 and 2012 was $26,000 and $84,000, respectively.

Stock Purchase Warrants

As of January 31, 2013, the Company had warrants outstanding for the purchase of 3,276,667 shares of its common stock, all of which were exercisable. Of these warrants, 1,266,667 were issued in connection with the April 2011Private Placement (see Note 5) and 1,860,000 were issued in connection with the January 2013 Private Placement (see Note 5) and are accounted for as liabilities as further discussed in Note 5. The remaining 150,000 warrants are accounted for as equity instruments and expire July 31, 2014. As of January 31, 2013, the weighted average exercise price of all warrants outstanding was $0.77. As of January 31, 2013 and April 30, 2012, the warrants intrinsic value was $13,000 and $0, respectively, and had weighted average remaining contractual lives of 4.2 years and 3.8 years, respectively.

Note 5. Redeemable Common Stock and Stock Purchase Warrant

On January 28, 2013, the Company entered into a Securities Purchase Agreement with several accredited investors for the sale of an aggregate 18,600,000 shares of the Company’s Common Stock at a purchase price of $0.50 per share, for aggregate proceeds of $9.3 million, $0.5 million of which was sold to officers and directors of the Company. This private placement transaction closed on January 28, 2013 (the “January 2013 Private Placement”). As part of this transaction, the Company also issued warrants to purchase an aggregate 1,860,000 shares of Common Stock at an exercise price of $0.66 per share. These warrants expire five years after the closing date . The Company also entered into an Amended and Restated Registration Rights Agreement on January 28, 2013 which provided certain registration rights with respect to the shares of Common Stock issued and the shares of Common Stock issuable upon exercise of the warrants. Furthermore, certain investors will have the right to require the Company to redeem the purchased common shares held by all of the investors (the “January 2013 Private Placement Put Option”) for cash of $0.50 per share upon a change of control or sale or exclusive license of substantially all of the Company’s assets. The January 2013 Private Placement Put Option will terminate upon the achievement of certain financial milestones by the Company, the sale of 25% of the common shares purchased by an investor, with respect only to the shares owned by such investor, or in certain other circumstances as outlined in the Securities Purchase Agreement for the January 2013 Private Placement. The January 2013 Private Placement investors also have certain participation rights with respect to future financings of the Company. The terms of the January 2013 Private Placement resulted in the issuance of an additional 1,064,658 common shares to the investors of the April 2011 Private Placement under the anti-dilution protections granted such investors.

On March 24, 2011, the Company entered into a Securities Purchase Agreement with several accredited investors for the sale of an aggregate 12,533,333 shares of the Company’s Common Stock at a purchase price of $0.75 per share, for aggregate proceeds of $9.4 million, $0.5 million of which was sold to officers and directors of the Company. This private placement transaction closed April 4, 2011 (the “April 2011 Private Placement”). As part of this transaction, the Company also issued warrants to purchase an aggregate 1,266,667 shares of Common Stock at an exercise price of $0.90 per share. These warrants expire five years after the closing date. The Securities Purchase Agreement governing the April 2011 Private Placement contains certain anti-dilution protections for the investors. The Amended and Restated Registration Rights Agreement referenced above provides certain registration rights with respect to the shares of Common Stock issued and the shares of Common Stock issuable upon exercise of the warrants. Furthermore, certain investors have the right to require the Company to redeem the purchased common shares held by all of the investors (the “April 2011 Private Placement Put Option”) for cash for $0.75 per share upon a change of control or sale or exclusive license of substantially all of the Company’s assets. The April 2011 Private Placement Put Option will terminate upon the achievement of certain financial milestones by the Company, the sale of 25% of the common shares purchased by an investor, with respect only to the shares owned by such investor, or in certain other circumstances as outlined in the Securities Purchase Agreement for the April 2011 Private Placement.

Due to the April 2011 Private Placement Put Option and the January 2013 Private Placement Put Option described above, the Company has accounted for the Common Stock for the April 2011 Private Placement and January 2013 Private Placement as temporary equity, which is reflected under the caption “redeemable common stock” on the accompanying condensed consolidated balance sheets. The total amount allocated to the redeemable common stock was $8.8 million for the January 2013 Private Placement and $8.2 million for the April 2011 Private Placement. For the January 2013 Private Placement, this allocation is equal to the total proceeds of $9.3 million less the amount allocated to the warrants of $0.4 million and is also net of the direct and incremental costs associated with the January 2013 Private Placement of $0.1 million. For the April 2011 Private Placement, this allocation is equal to the total proceeds of $9.4 million, less the amount allocated to the warrants of $0.9 million and is also net of direct and incremental costs associated with the April 2011 Private Placement of $0.3 million.

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The warrants issued in connection with both the April 2011 Private Placement and January 2013 Private Placement contain certain exercise price reset provisions. Under these provisions, the exercise price of the warrants may be adjusted downward should the Company have future sales of its Common Stock for no consideration or for a consideration per share less than the Per Share Price (as such term is defined in the April 2011 Private Placement and January 2013 Private Placement). These exercise price reset provisions resulted in a downward adjustment to the exercise price of the warrants issued in the April 2011 Private Placement from $0.90 to $0.50.

The Company has granted demand registration rights in connection with the investment in common shares and the common shares underlying the warrants for both the April 2011 Private Placement and January 2013 Private Placement. These rights include the requirement of the Company to file certain registration statements within a specified time period and to have these registration statements declared effective within a specified time period. If the Company is not able to comply with these registration requirements, the Company will be required to pay cash penalties equal to 1.0% of the aggregate Purchase Price paid by the investors for each 30-day period in which a Registration Default, as defined in the Securities Purchase Agreement, exists. These penalties are subject to a 10% limit of the aggregate Purchase Price paid by the investors. The Company may become subject to these penalty provisions if it fails to have a registration statement for the common shares declared effective, or to maintain the effectiveness of such registration statement. The total amount of potential penalties under this registration payment arrangement ranges from $50,000 to $130,000 for each 30-day period in which a registration default exists; however, as of January 31, 2013 and through the date of this filing, the Company does not believe these penalties to be probable and accordingly, has not established an accrual for such registration payment arrangements.

The Company has accounted for the warrants issued in connection with the April 2011 Private Placement and January 2013 Private Placement as a liability based on the exercise price reset provisions described above. This liability, which is recorded at fair value on the accompanying consolidated balance sheets, totaled $0.8 million at the time of the close of the January 2013 Private Placement Agreement. As of January 31, 2013 and April 30, 2012, the fair value of these warrants was $1 million and $0.6 million, respectively. The change in fair value of these warrants has been, and will be, recognized as other income (expense) on the Company’s condensed consolidated statements of operations. The fair value of these warrants was calculated by the Monte Carlo simulation valuation method. Assumptions used to calculate the fair value of these warrants were as follows:

	January 31,	April 30,
	2013	2012

Risk-free interest rates	0.46% - 0.88%	0.6%
Volatility	84.9% - 102%	102%
Dividend yield	0%	0%

The Company will continue to adjust the warrant liability for changes in fair value until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' equity, or expiration of the warrants. As of January 31, 2013, the Company changed its method used to calculate expected volatility from an index, which was based on the Company’s historic volatility and certain comparable guideline companies, to the use of only the Company’s historic volatility which had an immaterial effect on the financial statements

Note 6. Related Party Transactions

Related party transactions include transactions between the Company and its shareholders, management, and affiliates. The transactions discussed in this footnote were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

Consulting Services

During the nine months ended January 31, 2013 and 2012, the Company paid one of its former directors and former Chief Executive Officer, $30,000 and $18,000, respectively, in consulting fees. During the nine months ended January 31, 2013 and 2012, the Company paid certain members of its Board of Directors $122,500 and $103,000, respectively, for consulting services unrelated to their duties as board members. During the nine months ended January 31, 2013, the Company paid a substantial stockholder and former member of its Board of Directors $3,000 for consulting services. No such payment was made during the nine months ended January 31, 2012. During the nine months ended January 31, 2013, the Company paid a prospective board member’s company $8,300 for consulting services. No such payment was made during the nine months January 31, 2012. All of the amounts paid to these related parties have been expensed.

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue

During the nine months ended January 31, 2013, the Company earned no revenues through related party transactions. During the nine months ended January 31, 2012, the Company recognized $20,000 in revenues from a company whose board members were also members of the Company’s Board of Directors.

Note 7. Commitments and Contingencies

Operating Leases

As of January 31, 2013, the Company leases the following facilities under non-cancelable operating lease agreements:

•	One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. This lease expires in April 2014. The Company recorded $52,000 and $52,000 of rental expense relative to this lease for the nine months ended January 31, 2013 and 2012, respectively.

•	855 North Wolfe Street, Suite 619, Baltimore, Maryland 21205, which consists of laboratories and office space where the Company conducts operations related to its primary service offerings. This lease expires in June 2014. The Company recorded $69,000 and $49,000 of rental expense relative to this lease in the nine months ended January 31, 2013 and 2012, respectively.

•	17 Hatidhar Street, Ra’anana, Israel, which serves as office headquarters for Champions Oncology, Israel. The lease expires in July 2013. The Company recorded $21,000 and $18,000 of rental expense relative to this lease for the nine months ended January 31, 2013 and 2012, respectively.

Legal Matters

The Company is party to certain legal matters arising in the ordinary course of its business. The Company has evaluated its potential exposure to these legal matters and noted no such exposures. The Company is not aware of any other matters that would have a material impact on the Company’s financial position or results of operations.

Registration Payment Arrangements

The Company has entered into an Amended and Restated Registration Rights Agreement in connection with the April 2011 Private Placement and January 2013 Private Placement and is discussed more fully in Note 5 above. This Amended and Restated Registration Rights Agreement contains provisions that may call for the Company to pay penalties in certain circumstances. This registration payment arrangement primarily relates to the Company’s ability to file a registration statement within a particular time period, have a registration statement declared effective within a particular time period and to maintain the effectiveness of the registration statement for a particular time period. The Company does not believe it is probable that penalty payments will be made for the Amended and Restated Registration Rights Agreement discussed in Note 5 above and, accordingly, has not accrued for such potential penalties as of January 31, 2013 or April 30, 2012.

Note 8. Licensing Agreements

In February 2010, the Company entered into an exclusive option agreement with a Canadian company for which it paid and expensed $40,000 (Canadian) during the Company’s fiscal 2010 year. The option agreement granted the Company the exclusive right to review Irinophore C, a nanoparticle drug compound, for the treatment of various forms of cancer, including melanoma, prostate, breast, and lung cancer through April 2011. During the option year, the Company performed various TumorGraft tests on the nanoparticle compound. In March 2011, the Company exercised its option to license Irinophore C, a liposomal formulation of Irinotecan. Under the terms of the agreement, the Company’s exercise of the option resulted in amounts due to the Canadian company of $85,000 (Canadian) comprised of the option exercise price and reimbursement to the Canadian company for past patent costs, which was expensed in the Company’s fiscal year ended April 30, 2011. The Company satisfied this obligation during fiscal 2012. On the first anniversary of the agreement (March 2012), an additional license fee of $45,000 (Canadian) became due, which was recognized as a liability as of April 30, 2012 and was satisfied during the nine months ended January 31, 2013. Commencing with the second anniversary of the agreement (March 2013), the Company will be obligated to pay a minimum annual royalty of $10,000 (Canadian), unless the agreement is terminated by either party in advance of the anniversary date. Under the terms of the license agreement, the Company will be required to pay up to $3.0 million in development milestones, if achieved. Upon commercialization, the Company would also be required to make royalty and sales milestone payments based upon revenues. As of January 31, 2013 the Company has accrued for the annual royalty payment of $10,000 (Canadian).

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 9. Cephalon Agreement

On March 16, 2011, the Company entered into an agreement with Cephalon, Inc., (“Cephalon”), a wholly-owned subsidiary of Teva Pharmaceutical Industries Ltd., pursuant to which the Company conducts TumorGraft studies on two proprietary chemical compounds provided by Cephalon to determine the activity or response of these compounds in potential clinical indications. Under the agreement, Cephalon will, under certain conditions, pay the Company various amounts upon achieving certain milestones, which are based on the performance of the compounds in preclinical testing and are dependent upon testing the compound in clinical settings and obtaining FDA approval. Potential milestone payments that could be received under the Agreement total $27 million per compound. No milestones have been achieved to date. In addition, under certain conditions, Cephalon would pay the Company royalties on any commercialized products developed under the Agreement. No royalties have been received or earned to date. Cephalon reserves the right to exercise and pay a one-time fee of in lieu of the milestone or royalty payments, which are $460,000 for one compound and $880,000 for the second compound.

On November 30, 2012, Cephalon exercised the option to pay the one-time fee of $880,000 to the Company, in lieu of any future milestone or royalty payments, for one compound tested under the agreement described above. Written notice was provided to the Company on December 3, 2012 and payment was received on December 19, 2012. This fee has been recognized as revenue during the three and nine months ended January 31, 2013. As of January 31, 2013, the remaining compound is still being evaluated.

In April 2011, Cephalon paid an initiation fee of $1.4 million to the Company, which was initially reflected within deferred revenue on the Company’s balance sheet as of April 30, 2011. As models, along with required reports, are delivered, the deferred revenue is recognized on a proportionate basis in accordance with the Company’s revenue recognition policies. Revenues of $317,000 and $681,000 were recognized during the nine months ended January 31, 2013 and 2012.

Note 10. Supplemental Schedule of Cash Flow Information

There was no cash paid for interest or income taxes during the nine months ended January 31, 2013 and 2012.

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
12

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and
•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has one liability measured at fair value on a recurring basis, which are warrants that were issued in connection with the January 2013 Private Placement and April 2012 Private Placement which is discussed more fully in Note 5. As of January 31, 2013 and April 30, 2012, these warrants had an estimated fair value of $1 million and $0.6 million, respectively, which was calculated by the Monte Carlo simulation valuation method using level three inputs. The Company has no assets that are measured at fair value on a recurring basis and there were no assets or liabilities measured at fair value on a non-recurring basis as of January 31, 2013 and April 30, 2012 or during the nine months ended January 31, 2013 and 2012.

The following table presents information about the Company’s warrants liability, which was the only financial instrument measured at fair value on a recurring basis using significant unobservable inputs (Level 3) at January 31, 2013 (in thousands):

Balance, May 1, 2012	$555
Transfers to (from) Level 3	-
Total (gains) losses included in earnings	21
Purchases, issuances and settlements, net	417

Balance, January 31, 2013	$993

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

		Translational
	Personalized	Oncology	Unallocated
	Oncology	Solutions	Corporate
Three Months Ended January 31, 2013	Solutions (POS)	(TOS)	Overhead	Consolidated
Net revenue	$473	$2,444	$-	$2,917
Direct cost of services	(661)	(561)	-	(1,222)
Sales and marketing costs	(361)	(220)	-	(581)
Other operating expenses	-	(627)	(637)	(1,264)
Stock- based compensation expense (1)	-	-	(570)	(570)

Segment profit (loss)	$(549)	$1,036	$(1,207)	$(720)

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Translational
	Personalized	Oncology	Unallocated
	Oncology	Solutions	Corporate
Three Months Ended January 31, 2012	Solutions (POS)	(TOS)	Overhead	Consolidated
Net revenue	$649	$1,747	$-	$2,396
Direct cost of services	(528)	(801)	-	(1,329)
Sales and marketing costs	(242)	(175)	-	(417)
Other operating expenses	-	(851)	(829)	(1,680)
Stock- based compensation expense (1)	-	-	(743)	(743)

Segment profit (loss)	$(121)	$(80)	$(1,572)	$(1,773)

		Translational
	Personalized	Oncology	Unallocated
	Oncology	Solutions	Corporate
Nine Months Ended January 31, 2013	Solutions (POS)	(TOS)	Overhead	Consolidated
Net revenue	$1,850	$4,631	$-	$6,481
Direct cost of services	(2,030)	(1,740)	-	(3,770)
Sales and marketing costs	(495)	(636)	-	(1,131)
Other operating expenses	-	(1,463)	(2,418)	(3,881)
Stock- based compensation expense (1)	-	-	(1,934)	(1,934)

Segment profit (loss)	$(675)	$792	$(4,352)	$(4,235)

		Translational
	Personalized	Oncology	Unallocated
	Oncology	Solutions	Corporate
Nine Months Ended January 31, 2012	Solutions (POS)	(TOS)	Overhead	Consolidated
Net revenue	$1,837	$3,931	$-	$5,768
Direct cost of services	(1,463)	(1,904)	-	(3,367)
Sales and marketing costs	(718)	(626)	-	(1,344)
Other operating expenses	-	(2,419)	(2,489)	(4,908)
Stock- based compensation expense (1)	-	-	(2,612)	(2,612)

Segment profit (loss)	$(344)	$(1,018)	$(5,101)	$(6,463)

(1)	Stock compensation expense is shown separately and is excluded from direct costs of services, sales and marketing costs, and other operating expenses, as it is managed on a consolidated basis and is not used by management to evaluate the performance of its segments.

All of the Company’s revenue is recorded in the United States and substantially all of its long-lived assets are in the United States.

Note 14. Subsequent Events

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

On March 16, 2011, the Company entered into an agreement with Cephalon, Inc. (“Cephalon”), a wholly-owned subsidiary of Teva Pharmaceutical Industries Ltd., pursuant to which the Company conducts TumorGraft studies on two proprietary chemical compounds provided by Cephalon to determine the activity or response of these compounds in potential clinical indications. Under the agreement, Cephalon will, under certain conditions, pay the Company various amounts upon achieving certain milestones, which are based on the performance of the compounds in preclinical testing and are dependent upon testing the compound in clinical settings and obtaining FDA approval. Potential milestone payments that could be received under the Agreement total $27 million per compound. No milestones have been achieved to date. In addition, under certain conditions, Cephalon would pay the Company royalties on any commercialized products developed under the Agreement. No royalties have been received or earned to date. Cephalon reserves the right to exercise and pay a one-time fee of in lieu of the milestone or royalty payments, which are $460,000 for one compound and $880,000 for the second compound.

On November 30, 2012, Cephalon exercised the option to pay this one-time fee of $880,000 to the Company, in lieu of any future milestone or royalty payments, for one compound tested under the agreement described above. Written notice was provided to the Company on December 3, 2012 and payment was received on December 19, 2012. This fee has been recognized as revenue during the three and nine months ended January 31, 2013. As of January 31, 2013, the remaining compound is still being evaluated.

On January 28, 2013, the Company entered into a Securities Purchase Agreement with several accredited investors for the sale of an aggregate 18,600,000 shares of the Company’s Common Stock at a purchase price of $0.50 per share, or aggregate proceeds of $9.3 million. This private placement transaction is discussed in further detail below in the “liquidity and capital resources” section.

Operating Results

The following table summarizes our operating results for the periods presented below:

	For the Three Months Ended January 31,
		% of		% of	%
	2013	Revenue	2012	Revenue	Change
Operating revenue:
Personalized oncology solutions	$0.5	17.2%	$0.7	29.2%	(28.6)%
Translational oncology solutions	2.4	82.8	1.7	70.8	41.2

Total operating revenue	2.9	100.0	2.4	100.0	20.8

Costs and operating expenses:
Cost of personalized oncology solutions	0.7	24.1	0.5	20.8	40.0
Cost of translational oncology solutions	0.6	20.7	0.8	33.3	(25.0)
Research and development	0.6	20.7	0.9	37.5	(33.3)
Sales and marketing	0.6	20.7	0.6	25.0	-
General and administrative	1.1	37.9	1.3	54.3	(15.4)

Total costs and operating expenses	3.6	124.1	4.1	170.8	(12.2)

Operating loss	$(0.7)	(24.1)%	$(1.7)	(70.8)%	(58.8)

	For the Nine Months Ended January 31,
		% of		% of	%
	2013	Revenue	2012	Revenue	Change
Operating revenue:
Personalized oncology solutions	$1.9	29.2%	$1.8	31.6%	5.6%
Translational oncology solutions	4.6	70.8	3.9	68.4	17.9

Total operating revenue	6.5	100.0	5.7	100.0	14.0

Costs and operating expenses:
Cost of personalized oncology solutions	2.0	30.8	1.5	26.3	33.3
Cost of translational oncology solutions	1.7	26.2	1.9	33.3	(10.5)
Research and development	1.4	21.5	2.5	43.9	(44.0)
Sales and marketing	2.1	32.3	1.9	33.3	10.5
General and administrative	3.5	53.8	4.4	77.2	(20.5)

Total costs and operating expenses	10.7	164.6	12.2	214.0	(12.3)

Operating loss	$(4.2)	(64.6)%	$(6.5)	(114.0)%	(35.4)

Operating Revenues

Operating revenues were $2.9 million and $2.4 million for the three months ended January 31, 2013 and 2012, respectively, an increase of $0.5 million or 21%. Operating revenues were $6.5 million and $5.7 million for the nine months ended January 31, 2013 and 2012, respectively, an increase of $0.8 million or 14%.

Personalized Oncology Solutions (POS)

POS unit volumes continued to grow rapidly during the quarter. The number of implants during the quarter and year to date were 41 and 113, an increase of 64% and 61% over the same periods last year. The increase in implants is the result of growing visibility with patients and physicians, an increase in the number of free implants offered to physicians to enable them to get direct experience with TumorGraft technology and the recent opening of an office in Singapore. The number of patients for whom studies were completed was 11 and 34 for the quarter and year to date, an increase of 160% and 209% over the same periods last year. The increase in patient studies is the result of higher implant volumes in the recent quarters which lead to studies in subsequent quarters. POS revenues were $0.5 million and $0.7 million for the three months ended January 31, 2013 and 2012, respectively, a decrease of $0.2 million, or 29%. For the nine months ended January 31, 2013 and 2012, POS revenues were $1.9 million and $1.8 million, respectively, an increase of $0.1 million, or 6%. The changes in POS revenues were driven by the increased number of implants and drug studies completed during the three and nine months ended January 31, 2013 compared to the same period in the previous year, offset by a decline in revenue per implant and revenue per study. The decline in pricing is part of the company’s strategy to increase volumes to grow the TumorBank and provide physicians with more experience with TumorGraft technology.

Cost of Personalized Oncology Solutions

POS cost of sales was $0.7 million and $0.5 million for the three months ended January 31, 2013 and 2012, respectively, an increase of $0.2 million, or 40%. For the nine months ended January 31, 2013 and 2012, POS cost of sales was $2.0 million and $1.5 million, respectively, an increase of $0.5 million, or 33%. For the three months ended January 31, 2013 and 2012, gross margins for POS were -40% and 29%, respectively. For the nine months ended January 31, 2013 and 2012, gross margins for POS were -5% and 17%, respectively. The increases in cost of sales and the declines in gross margins can be attributed to increased volumes of implants and drug studies performed, in line with management’s strategy to obtain more tumors to increase our tumor model offerings to our TOS sponsors and increase the number of models in our Tumorbank.

Translational Oncology Solutions (TOS)

TOS revenues were $2.4 million and $1.7 million for the three months ended January 31, 2013 and 2012, respectively, an increase of $0.7 million, or 41%. TOS revenues were $4.6 million and $3.9 million for the nine month periods ending January 31, 2013 and 2012, respectively, an increase of $0.7 million, or 18%. The increase in TOS revenues was due primarily to the one-time buyout payment, described below, from the successful completion of a TumorGraft technology collaboration with Cephalon, a subsidiary of Teva Pharmaceutical Industries.

On November 30, 2012, Cephalon exercised the option to pay a one-time fee of $880,000 to the Company, in lieu of any future milestone or royalty payments relative to a March 16, 2011 agreement between Cephalon and the Company, which is discussed further above. This fee has been recognized as revenue during the three and nine months ended January 31, 2013.

Cost of Translational Oncology Solutions

TOS cost of sales was $0.6 million and $0.8 million for the three months ended January 31, 2013 and 2012, respectively, a decrease of $0.2 million, or 25%. For the nine months ended January 31, 2013 and 2012, TOS cost of sales was $1.7 million and $1.9 million, respectively, decrease of $0.2 million, or 11%. For the three months ended January 31, 2013 and 2012, gross margins for TOS were 75% and 53%. For the nine months ended January 31, 2013 and 2012, gross margins for TOS were 63% and 51%, respectively.

Research and Development

Research and development expense was $0.6 million and $0.9 million for three months ended January 31, 2013 and 2012, respectively, a decrease of $0.3 million, or 33%. For the nine months ended January 31, 2013 and 2012, research and development expense was $1.4 million and $2.5 million, respectively, a decrease of $1.1 million, or 44%. This decrease is primarily related to decreased laboratory maintenance costs associated with research and development efforts, in line with our strategy to focus on our POS and TOS lines of business. Additionally, the decrease can be attributed to decreased tumor procurement costs, resulting from our strategy to source models from our POS business.

Sales and Marketing

Sales and marketing expense was $0.6 million and $0.6 million for the three months ended January 31, 2013 and 2012. For the nine months ended January 31, 2013 and 2012, sales and marketing expense was $2.1 million and $1.9 million, respectively, an increase of $0.2 million, or 11%.

General and Administrative

General and administrative expense was $1.1 million and $1.3 million for the three months ended January 31, 2013 and 2012, respectively, a decrease of $0.2 million, or 15%. For the nine months ended January 31, 2013 and 2012, general and administrative expense was $3.5 million and $4.4 million, respectively, a decrease of $0.9 million, or 21%. This decrease can be attributed to reductions in stock-based compensation expenses and consultant costs. The decrease in stock-based compensation expense is primarily due to large prior period stock option grants that contain performance conditions and were, and continue to be, accounted for using the accelerated attribution method.

Other Income (Expense)

Other income (expense) consists of the change in the fair value of warrants that are accounted for as liabilities and are described further below and in Note 6 to the accompanying unaudited condensed consolidated financial statements. Other income (expense) was $(0.3) million and $0.1 million for the three months ended January 31, 2013 and 2012, respectively. For the nine months ended January 31, 2013 and 2012, other income (expense) was $(0.1) million and $0.4 million, respectively. The Company will continue to adjust the warrant liability for changes in fair value, until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' equity, or expiration of the warrants. This change in the fair value of the warrant liability was a result of revaluing the warrant liability based on the Monte Carlo simulation valuation model, impacted primarily by the quoted price of the Company's common stock. The revaluation of the warrant liability has no impact on our cash balances.

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our cash and cash equivalents, working capital management, and proceeds from certain private placements of our securities. As of January 31, 2013, we had working capital of $9 million and cash and cash equivalents of $10.8 million. We believe that our cash and cash equivalents on hand at January 31, 2013 is adequate to fund operation for at least through our fiscal 2014. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

On January 28, 2013, the Company entered into a Securities Purchase Agreement with several accredited investors for the sale of an aggregate 18,600,000 shares of the Company’s Common Stock at a purchase price of $0.50 per share, for aggregate proceeds of $9.3 million, $0.5 million of which was sold to officers and directors of the Company. This private placement transaction closed on January 28, 2013 (the “January 2013 Private Placement”). As part of this transaction, the Company also issued warrants to purchase an aggregate 1,860,000 shares of Common Stock at an exercise price of $0.66 per share. These warrants expire five years after the closing date. The Company also entered into an Amended and Restated Registration Rights Agreement on January 28, 2013 which provided certain registration rights with respect to the shares of Common Stock issued and the shares of Common Stock issuable upon exercise of the warrants. Furthermore, certain investors will have the right to require the Company to redeem the purchased common shares held by all of the investors (the “January 2013 Private Placement Put Option”) for cash of $0.50 per share upon a change of control or sale or exclusive license of substantially all of the Company’s assets. The January 2013 Private Placement Put Option will terminate upon the achievement of certain financial milestones by the Company, the sale of 25% of the common shares purchased by an investor, with respect only to the shares owned by such investor, or in certain other circumstances as outlined in the Securities Purchase Agreement for the January 2013 Private Placement. The January 2013 Private Placement investors also have certain participation rights with respect to future financings of the Company.

Due to the January 2013 Private Placement Put Option described above, the Company has accounted for Common Stock issued for the January 2013 Private Placement as temporary equity, which is reflected under the caption “redeemable common stock” on the accompanying condensed consolidated balance sheets. The total amount allocated to these common shares was $8.8 million for the January 2013 Private Placement. For the January 2013 Private Placement, this allocation is equal to the total proceeds of $9.3 million less the amount allocated to the warrants of $0.4 million and is also net of the direct and incremental costs associated with the January 2013 Private Placement of $0.1 million.

The warrants issued in connection with the January 2013 Private Placement contain certain exercise price reset provisions. Under these provisions, the exercise price of the warrants may be adjusted downward should the Company have future sales of its common stock for no consideration or for a consideration per share less than the Per Share Price (as such term is defined in the Securities Purchase Agreement).

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash used in operating activities was $3.1 million and $3.7 million for the nine months ended January 31, 2013 and 2012, respectively. The decrease of $0.6 million cash used in operations relates to reductions in net losses, as a result of better management of expenses and moving laboratory activities in-house.

Cash Flows from Investing Activities

Cash used in investing activities was $35,000 and $371,000 for the nine months ended January 31, 2013 and 2012, respectively. These cash flows primarily relate to the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $9.2 million and $0.1 million for the nine months ended January 31, 2013 and 2012, respectively. These cash flows primarily relate to the private placement of common stock and warrants that occurred on January 28, 2103, which is explained more in Liquidity and Capital Resources, and the exercise of stock options and warrants.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Exhibit
31.1	8650 Section 302 Certification of Chief Executive Officer
31.2	8650 Section 302 Certification of Chief Financial Officer
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2012 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, January 31, 2013 and April 30, 2012, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended January 31, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the nine months ended January 31, 2013 and 2012, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPIONS ONCOLOGY, INC. (Registrant)

Date: March 13, 2013	By:	/s/ Joel Ackerman
Joel Ackerman
Chief Executive Officer

	By:	/s/ Gary G. Gemignani
Gary G. Gemignani
Chief Financial Officer

