Form 10-K
period 2013-04-30
CHAMPIONS ONCOLOGY, INC.
filed 2013-07-26
CIK 771856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2013
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 31, 2012 was $30 million based on the closing price of the Registrant’s Common Shares as quoted on the OTCBB as of that date.

The number of Common Shares of the Registrant outstanding as of July 19, 2013 was 66,852,100.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part II and Part III of this Form 10-K.

INDEX TO FORM 10-K

FOR THE YEAR ENDED APRIL 30, 2013

As used in this Annual Report on Form 10-K, “Champions Oncology, Inc.,” “Champions,” the “Company,”, “we,” “ours,” and “us” refer to Champions Oncology, Inc. and its subsidiaries, except where the context otherwise requires or as otherwise indicated.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that inherently involve risk and uncertainties.  Forward-looking statements may be identified by the words “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “will,” “may,”,” “likely” or similar expressions. Forward-looking statements in this Annual Report include statements about our business strategies and products development activities, including the anticipated benefits and risks associated with those strategies as well as statements about the sufficiency of our capital resources.  One should not place undue reliance on these forward-looking statements.  We cannot guarantee that we will achieve the plans, intentions or expectations expressed or implied in our forward-looking statement.  There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make.  These important factors are described under “Risk Factors” set forth below.  In addition, any forward-looking statements we make in this document speak only as of the date of this document, and we do not intend to update any such forward-looking statements to reflect events or circumstances that occur after that date, except as required by law.  As a result of these and other factors, our stock price may fluctuate dramatically.

PART I

Item 1. Business

Overview

Champions Oncology, Inc. is engaged in the development and sale of advanced technology solutions to personalize the development and use of oncology drugs.  The Company’s TumorGraft Technology Platform is a novel approach to personalizing cancer care, based upon the implantation of human tumors in immune-deficient mice.  The Company uses this technology, in conjunction with related services, to offer solutions for two customer groups:

•	Our Personalized Oncology Solutions, or POS, business, which provides services to physicians and patients looking for information to help guide the development of personalized treatment plans.
•	Our Translational Oncology Solutions, or TOS, business, which provides services to pharmaceutical and biotechnology companies seeking personalized approaches to drug development that will lower costs and increase the speed of developing new drugs, as well as increase the adoption of existing drugs.

TumorGraft Technology Platform

Our technology platform consists of processes, physical tumors, and information that we use to personalize the development and use of oncology drugs.  Our process technology, which we call “TumorGrafts,” involves the:

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

Our process is used for our POS business to test numerous drugs or drug combinations against a single patient’s tumor in the mice to determine which therapy results in the most efficacious response from the tumor.

Our technology platform also includes a bank of  tumors that we have acquired, collected, processed, validated, and stored for use in our TOS business, which we call our TumorBank.  We implant these tumors in mice to provide pharmaceutical and biotechnology companies the opportunity to test oncology compounds on multiple tumors to test efficacy.

We are also developing an extensive database of information about the tumors in our TumorBank.  We expect that this database will include certain information about the patient (e.g. age, gender), the response of the tumors to different oncology drugs or drug combinations, mutational status of key oncogenes, and other genetic and epigenetic data about each tumor.  Our intention is to use this database to provide our pharmaceutical and biotechnology customers with information that may assist them with their drug development process.

Our Strategy

Our strategy is to use TumorGrafts as a platform technology to drive multiple synergistic revenue streams. We continue to build this platform with investments in research and development. Our goal is to populate our TumorBank and its related database with tumors and information we receive from our POS business. In fiscal 2012, we made a strategic decision to lower our prices for our POS products to increase the number of patients to whom we sell these products and increase the number of tumors in our TumorBank. The tumors and information in the TumorBank are then available for TOS studies. Likewise, information from TOS studies is potentially available to assist our POS customers in developing personalized treatment plans. We believe that the result is well-differentiated products for patients, physicians, and drug development companies. In addition, we are looking for additional opportunities to utilize the data we are gathering about the tumors to develop proprietary biomarkers and signatures of response that can predict the resistance or sensitivity of individual tumors to oncology drugs.

Personalized Oncology Solutions Business

Our POS business offers physicians and patients information to help guide the development of personalized treatment plans.  Our core product utilizes TumorGrafts to empirically test the response of a patient’s tumor to multiple oncology drugs or drug combinations.  The process begins by implanting a fresh fragment of the patient’s tumor, typically received within 24 hours of surgery or biopsy, in a small colony of immune-deficient mice to grow the tumor tissue.  This colony is then expanded by implanting the grown tumor tissue into a limited number of generations of mice until a sufficient number of mice are available for testing.  At that point, the colony is allocated to different groups, and studies are performed on the mice whereby each mouse in a group is dosed with a different drug or drug combination.  The response of the tumor in each mouse is tracked over time and analyzed to determine which drug or drug combination is providing the highest level of tumor growth inhibition in the mouse.  Our data, which is currently limited in nature, indicates that there may be a correlation between the response to drugs of a tumor in a mouse with the response to drugs of a tumor in a patient.

In addition to our core TumorGraft POS product, we also offer related POS products to our customers, including personalized tumor panels and gene sequencing.  Personalized tumor panels are designed to provide access to oncologists with expertise in particular tumor types.  These panels can be done in person or by teleconference and can include from three to more than 15 physicians. The physicians on the panel receive an overview of the patient’s history of treatment and current status, typically from the treating physician. The panel physicians may also receive the results of advanced molecular and sensitivity testing of the patient’s tumor, which may include information based on our TumorGraft testing. Based on their expertise and the cutting edge information available to them from their academic institutions and colleagues, these physicians can offer useful insight into possible treatments. We also provide gene sequencing that analyzes the genetic makeup of patient’s tumor for the purpose of identifying potentially useful drugs.

We rely on the internet, word of mouth, and a small sales force to market these services to patients and physicians.

For the year ended April 30, 2013, our revenues from POS totaled $2.4 million, a 2.5% increase from the previous year.

Translational Oncology Solutions Business

Our TOS business utilizes our technology platform to assist pharmaceutical and biotechnology companies with their drug development process.  We provide studies that we believe may predict the efficacy of experimental oncology drugs or approved drugs as stand-alone therapies or in combination with other drugs.  These studies include in vivo studies that rely on implanting multiple tumors from our TumorBank in mice and testing the therapy of interest on these tumors.  Studies may also include bioinformatics analyses that reveal the differences in the genetic signatures of the tumors that responded to a therapy as compared to the tumors that did not respond.  Our studies can be used to determine which types of cancer, if any, may be inhibited by a drug.  The studies can also be used to identify specific sub-populations, often characterized by particular genetic mutations that are differentially sensitive or resistant to a drug or drug combination.  These studies, used in pre-clinical testing or during phase I or II of a clinical trial, can help guide the clinical development path of new compounds or find new indications or combinations for compounds that are already approved by the United States Food and Drug Administration, or FDA. We believe that the results may lead to lower costs and shorter timeframes for drug development.

Our sales and marketing efforts are dependent on a dedicated sales force that sells directly to pharmaceutical and biotechnology companies.

For the year ended April 30, 2013, our revenues from TOS products totaled $5.9 million, an increase of 23% from the previous year.

Operations and Recent Developments

Laboratory Operations

During fiscal 2012, we modified our POS business strategy to focus on growing our core technology products, which includes TumorGraft implants and drug studies. As part of this strategy, which we continued to execute during fiscal 2013, we lowered our prices for these products to increase the number of patients to whom we sell these products and increase the number of tumors in our TumorBank. We will continue to offer related personalized oncology products, such as the personalized tumor panels and gene sequencing, to our customers; however, we expect future POS revenues to be driven by our core products.

Until fiscal 2011, we relied solely on a single contract research organization, or CRO, for substantially all of our TumorGraft implants, drug studies and TumorBank development. During the second half of fiscal 2012, we transitioned the laboratory activities that support the POS and TOS businesses from the CRO to a facility in Baltimore, Maryland that we rent, and at which our personnel conduct the POS and TOS operations. We believe that having our own personnel perform these activities reduces the cost of providing our products and allows us to maintain a more competitive pricing strategy. To facilitate this strategy and support the increase in POS implants and drug studies volume that resulted from our POS pricing restructuring strategy, we invested in our information technology and other infrastructure and increased our laboratory staff. We are evaluating options to increase our laboratory capacity to meet our expected increases in demand in the future.

Cephalon

On March 16, 2011, the Company entered into an agreement with Cephalon, Inc., a wholly-owned subsidiary of Teva Pharmaceutical Industries Ltd., pursuant to which the Company agreed to conduct TumorGraft studies on two proprietary chemical compounds provided by Cephalon to determine the activity or response of these compounds in potential clinical indications. Under the agreement, Cephalon agreed to, under certain conditions, pay the Company various amounts upon achieving certain milestones, based on the performance of the compounds in preclinical testing and dependent upon testing the compound in clinical settings and obtaining FDA approval. Potential milestone payments that could be received under the agreement totaled $27 million per compound. In addition, Cephalon agreed to pay the Company royalties on any commercialized products developed under the agreement. Under certain conditions, Cephalon reserved the right to exercise and pay a one-time fee of in lieu of the milestone or royalty payments, which are $460,000 for one compound and $880,000 for the other compound.

On November 30, 2012, Cephalon exercised the option to pay this one-time fee of $880,000 to the Company, in lieu of any future milestone or royalty payments, for one compound tested under the agreement described above. Written notice was provided to the Company on December 3, 2012 and payment was received on December 19, 2012. This fee has been recognized as revenue during the year ended April 30, 2013. As of April 30, 2013, the remaining compound is still being evaluated.

In April 2011, Cephalon paid an initiation fee of $1.4 million to the Company, which was initially reflected within deferred revenue on the Company’s balance sheet as of April 30, 2011. In FY 2013, the agreement with Cephalon was amended to perform additional work for an increase fee of $277k. As models, along with required reports, are delivered, revenue is recognized on a proportionate basis in accordance with the Company’s revenue recognition policies. Revenues of $617,000 (in addition to the $880k noted above) and $918,000 were recognized during the year ended April 30, 2013 and 2012.

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

In February 2010, we entered into an exclusive option agreement to review Irinophore C, a nanoparticle drug compound, for the treatment of various forms of cancer, including melanoma, prostate, breast and lung cancer through April 2011, and we exercised our option to license Irinophore C in March 2011. During the end of fiscal 2011, we modified our strategy and no longer plan to in-license additional compounds and will instead focus on developing advanced technologies to personalize the development and use of oncology drugs. As such, we terminated the license agreements for all compounds, with the exception of Irinophore C. We are currently evaluating the possibility of outlicensing the development rights to Irinophore C but do not expect to receive significant revenues from any such transaction.

Competition

Our TumorGraft Technology Platform is proprietary and requires significant know-how to both initiate and operate, but is not patented.  It is, therefore, possible for competitors to develop other implantation procedures or to discover the same procedures utilized by the Company that could compete with the Company in its market.  Competition in our industry is intense and based significantly on scientific, technological, and market forces, which include the effectiveness of the technology and products and the ability to commercialize technological developments.  The Company faces significant competition from other healthcare companies in the United States and abroad.  The majority of these competitors are, and will be, substantially larger than the Company, and have substantially greater resources and operating histories.  There can be no assurance that developments by other companies will not render our products or technologies obsolete or non-competitive or that we will be able to keep pace with the technological or product developments of our competitors.  These companies, as well as academic institutions, governmental agencies, and private research organizations also compete with us in recruiting and retaining highly qualified scientific, technical and professional personnel and consultants.

Patent Applications

It is our intention to protect our proprietary property through the filing of United States and international patent applications, where necessary and reasonable, although our TumorGraft Technology Platform is not patented. In February 2007, we acquired rights to a United States and international patent application family filed October 6, 2005 entitled “LIPOSOMES WITH IMPROVED DRUG RETENTION FOR TREATMENT OF CANCER”. The Japanese and Australian patents in this group have been issued, and the remaining patent applications are still being pursued.

In certain instances where we have previously filed (or acquired) United States and/or international patent applications and subsequently decided to no longer pursue the development of the compounds which are the subject of the applications, we have opted to no longer pursue the patent applications.

Research and Development

For the years ended April 30, 2013 and 2012, we spent approximately $1,920,000 and $2,937,000, respectively, to develop our TumorGraft Technology Platform. We continue to expand our TumorBank through the acquisition of tumor tissue and implanted models primarily from the POS business. Our research and development efforts were focused on increasing our understanding of our TumorGraft models, their clinical predictability, improving growth and tumor take rates, and other biological and molecular characteristics of the models.

Government Regulation

The research, development, and marketing of our products are generally subject to federal, state, local, or foreign legislation or regulation, primarily by the State of Maryland with respect to certification of our laboratory.

Employees

As of April 30, 2013, we had 38 full-time equivalent employees (FTEs), including 11 with doctoral or other advanced degrees.  Of our workforce, 22 FTEs are engaged in research and development and laboratory operations, 9 FTEs are engaged in sales and marketing, and 7 FTEs are engaged in finance and administration.  None of our employees are represented by a labor union or covered by collective bargaining agreements.  We have never experienced a work stoppage and believe our relationship with our employees is good.

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

Available Information

Our internet website address is www.championsoncology.com.  Information on our website is not part of this Annual Report. Through our website, we make available, free of charge, access to all reports filed with the United States Securities and Exchange Commission, or SEC, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our Proxy Statements on Schedules 14A and amendments to those reports, as filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  Copies of any materials we file with, or furnish to, the SEC can also be obtained free of charge through the SEC’s website at http://www.sec.gov or at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

For the years ended April 30, 2013 and 2012, the Company had a net loss of approximately $6,330,000 and $8,661,000, respectively.  As of April 30, 2013, the Company has an accumulated deficit of approximately $31,463,000.

The amount of these losses may vary significantly from year-to-year and quarter-to-quarter and will depend on, among other factors:

•	the cost of continuing to build out our TumorGraft Technology Platform;
•	the cost and rate of progress toward growing our POS and TOS businesses;
•	the cost and rate of progress toward building our sales forces;
•	the cost of renting our laboratory and animal testing facilities and payment for associated services;
•	the timing and cost of obtaining and maintaining any necessary regulatory approvals;
•	the cost of expanding and building out our infrastructure; and
•	the cost incurred in hiring and maintaining qualified personnel.

Currently, the Company derives revenue from POS products and TOS products, while pursuing efforts to further develop bioinformatics from its TumorBank and its TumorGraft Technology Platform.  In addition, we are building our sales and marketing operations to grow our TOS and POS products.  Accordingly, we expect to generate operating losses in the future until such time as we are able to generate significantly more revenue.

To become profitable, we will need to generate revenues to offset our operating costs, including our research and development and general and administrative expenses. We may not achieve or, if achieved, sustain our revenue or profit objectives. Our losses may increase in the future, and, ultimately, we may have to cease operations.

In order to grow revenues, we must invest capital to implement our sales and marketing efforts and to successfully develop our bioinformatics from our TumorBank and our TumorGraft Technology Platform. Because we do not have a history of commercial efforts, our sales and marketing efforts may never generate significant increases in revenues or achieve profitability and it is likely that we will be required to raise additional capital to continue our operations as currently contemplated. If we must devote a substantial amount of time to raising capital, it will delay our ability to achieve our business goals within the time frames that we now expect, which could increase the amount of capital we need. In addition, the amount of time expended by our management on fundraising distracts them from concentrating on our business affairs. If we require additional capital and are not successful in raising the needed capital, we may have to cease operations.

We may not be able to maintain or increase our revenues due to our reduction in POS product prices, the length of time it takes to conduct TumorGrafts, the uncertainty of whether TumorGrafts will successfully implant and the limited information about the correlation between the response to drugs of a tumor in mice with the response to those drugs of the tumor in patients.

We may not be able to successfully maintain or increase our POS products on a profitable basis. In the 2012 fiscal year, we significantly reduced the pricing on our POS products as part of the strategic decision to increase the number of patients to whom we sell these products and increase the number of models in our TumorBank. As a result, our gross margin for this service has decreased, and was negative 12% for 2013.

In addition, it can take more than six months from the time that a tumor is implanted until it has been expanded to a larger colony of mice and treated with the drugs, although we generally cease efforts after six months. As a result, potential POS customers who need information quickly for their treatment may not elect to use our TumorGraft products. Moreover, not all TumorGrafts result in successful tumor growths; if TumorGrafts are not successful, studies of drugs cannot be conducted, which makes the TumorGrafts of limited value to potential POS customers. Finally, our information about the correlation between the response to drugs of a tumor in mice to the response to those drugs of the tumor in a patient is based on a very limited amount of information, and so may not be accurate with respect to oncology patients in general. If we are unable to demonstrate a correlation between the TumorGraft drug study results and patients’ actual treatment results, customers may not be interested in our POS products, which could result in low growth or a decrease in revenues. In addition, the limited data regarding the clinical outcomes associated with the use of our POS products substantially restricts the promotional claims we may make about those products, limiting the effectiveness of our marketing efforts.

Our business could be adversely impacted by changes in the FDA's regulations.

The FDA has claimed regulatory authority over all laboratory-developed tests, or LDTs, such as our POS products, but has generally not exercised its regulatory authority for most LDTs performed by CLIA-certified laboratories such as our facility. The FDA has announced several regulatory and guidance initiatives that may impact our business, including by increasing regulation of LDTs. If finalized, these initiatives may lead to an increased regulatory burden on our Company, which may result in a requirement for FDA review and pre-clearance or pre-approval of our POS products. Any increased regulatory burdens would probably result in an increase in the cost of our POS products and could keep us from selling POS products until such time as any required FDA pre-clearance or pre-approval is obtained. Any POS products that we provide in other countries may be similarly subject to regulation by foreign regulatory agencies, which would also increase our costs. These matters could hurt our business and our financial results.

Our laboratory is subject to regulation and licensure requirements, and the healthcare industry is highly regulated; we may face substantial penalties, and our business activities may be impacted, if we fail to comply.

Our TumorGraft products are performed in a laboratory that is subject to state regulation and licensure requirements. Such regulation and requirements are subject to change, and may result in additional costs or delays in providing our products to our customers. In addition, the healthcare industry in general is highly regulated in the United States at both the federal and state levels. We seek to conduct our business in compliance with all applicable laws, but many of the laws and regulations potentially applicable to us are vague or unclear. These laws and regulations may be interpreted or applied by an authority in a way that could require us to make changes in our business. We may not be able to obtain all regulatory approvals needed to operate our business or sell our products. If we fail to do so, we could be subject to civil and criminal penalties or fines or lose the authorizations necessary to operate our business, as well as incur additional liabilities from third parties. If any of these events happened, they could hurt our business and financial results.

If our laboratory facility is damaged or destroyed, we have a dispute with our landlord, or our mice population has a health crisis, our business would be negatively affected.

We currently utilize a single laboratory in Baltimore, Maryland to perform the majority of our tumor studies and develop and bank our TumorGraft Technology Platform models. If this facility were to be significantly damaged or destroyed, we could suffer a loss of our ongoing and future drug studies, as well as our TumorGraft bank. In addition, we lease the space for this laboratory from a third party. If we had a dispute with our landlord or otherwise could not utilize this space, it would take time to find and move to a new facility, which could negatively affect our results of operations. Finally, our TumorGraft operations depend on having a colony of live mice available. If this population experienced a health crisis, such as a virus, that would affect the success of both current POS and TOS business and future business as we would have to rebuild the population and repeat current TumorGrafts.

We have limited experience marketing and selling our products  and may need to rely on third parties to successfully market and sell our products and generate revenues.

We need to continue building a marketing and sales function or enter into agreements with consultants to market our products. Our ability to gain market acceptance and generate revenues will be substantially dependent upon our ability to successfully market our products and/or enter into such agreements on favorable terms and to manage the efforts of those employees or service providers, as the case may be.  If we are not successful in building market share, profitability, and our future prospects will not be realized.

We will continue to be dependent upon key employees.

Our success, currently, is dependent upon the efforts of several full-time key employees, the loss of the services of one or more of which would have a material adverse effect on our business and financial condition. We intend to continue to develop our management team and attract and retain qualified personnel in all functional areas to expand and grow our business. This may be difficult in the healthcare industry where competition for skilled personnel is intense, even as the United States has seen an overall downturn in its economy.

Because our industry is very competitive and many of our competitors have substantially greater capital resources and more experience in research and development, we may not succeed in selling or increasing sales of our products and technologies.

We are engaged in a rapidly changing and highly competitive field. Potential competitors in the United States and abroad are numerous and include diagnostic companies and provides of clinical research services, most of which have substantially greater capital resources and more experience in research and development capabilities. Furthermore, new companies will likely enter our market from the United States and abroad, as scientific developments surrounding other cancer diagnostic services continue to accelerate in the multibillion dollar oncology marketplace.  Our competitors may succeed in selling their products to our potential patient and physician customers more effectively than we sell our products.   In addition, academic institutions, hospitals, governmental agencies, and other public and private research organizations also may conduct similar research, seek patent protection, and may develop and commercially introduce competing products or technologies on their own or through joint ventures. If one or more of our competitors succeeds in developing similar technologies and products that are more effective or successful than any of those that we currently sell or will develop, our results of operations will be significantly adversely affected.

If we are unable to protect our intellectual property, we may not be able to compete as effectively.

•	It is important in the healthcare industry to obtain patent and trade secret protection for new technologies, products, and processes. Our success will depend, in part, upon our ability to obtain, enjoy, and enforce protection for any products we have, develop or acquire under United States and foreign patent laws and other intellectual property laws, preserve the confidentiality of our trade secrets, and operate without infringing the proprietary rights of third parties. Where appropriate, we will seek patent protection for certain aspects of our technology. However, while our TumorGraft Technology Platform is proprietary and requires significant know-how to both initiate and operate, it is not patented. It is, therefore, possible for competitors to develop other implantation procedures, or to discover the same procedures utilized by us, that could compete with us in our market.

•	It also is unclear whether efforts to secure our trade secrets will provide useful protection. While we will use reasonable efforts to protect our trade secrets, our employees or consultants may unintentionally or willfully disclose our proprietary information to competitors resulting in a loss of protection. Enforcing a claim that someone else illegally obtained and is using our trade secrets, like patent litigation, is expensive and time consuming, and the outcome is unpredictable. In addition, courts outside the United States are sometimes less willing to protect trade secrets. Finally, our competitors may independently develop equivalent knowledge, methods and know-how.

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

We may issue additional shares of common stock, which will reduce shareholders’ percentage ownership and may dilute per share value. Our Certificate of Incorporation authorizes the issuance of 125,000,000 shares of common stock. As of July 19, 2013, we had 69,988,336 shares of common stock issued and 66,752,100 shares outstanding. Of the outstanding shares of common stock, 31,133,333 shares are accounted for as mezzanine financing, a classification outside of permanent equity, due to certain contingent “put” features associated with such shares. The future issuance of all or part of the remaining authorized common stock would result in substantial dilution in the percentage of the common stock held by existing shareholders. The issuance of common stock for future services, acquisitions, or other corporate actions may have the effect of diluting the value of the shares held by existing shareholders, and might have an adverse effect on any market for our common stock.

There is a limited trading market for our common stock, which may make it difficult for you to sell your shares and you may be subject to state securities laws for any resale.

Our common stock is quoted on the over-the-counter or OTC Bulletin Board. Like many stocks quoted on the OTC Bulletin Board, trading in our common stock is thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, trading on the OTC Bulletin Board is often more sporadic and volatile than the trading on security exchanges like NASDAQ or New York Stock Exchange. Accordingly, you may have difficulty reselling your shares of our common stock in short time periods. In addition, unlike shares of companies listed on NASDAQ or New York Stock Exchange, resales of our shares are not exempt from state, or “blue sky,” securities laws. As a result, you may need to comply with or find an exemption from any registration requirements of state securities laws if you resell our shares.

The exercise of outstanding options and warrants may dilute current shareholders.

As of July 19, 2013, there were outstanding warrants and options to purchase 17,239,372 shares of our common stock. The exercise of a substantial number of these outstanding warrants and options could adversely affect our share price and dilute current shareholders.

Our stock price is volatile.

The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price they paid for it. The market price for our common stock may be influenced by many factors, including:

•	regulatory developments in the United States and foreign countries;

•	variations in our financial results or those of companies that are perceived to be similar to us;
•	changes in the healthcare payment system overseas to the degree we receive revenue from such healthcare systems overseas;
•	announcements by us of significant acquisition, strategic partnerships, joint ventures or capital commitments;
•	sales of significant shares of stock by large investors;
•	intellectual property, product liability, or other litigation against us; and
•	the other key facts described in this “Risk Factors” section.

Our common stock may be deemed a “penny stock,” which would make it more difficult for you to sell your shares.

Our common stock is subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934, as amended. These rules require, among other things, that brokers who trade penny stocks complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our common stock. Because our common stock is subject to the penny stock rules, you may find it more difficult to dispose of the shares of our common stock that you have purchased.

Certain provisions of Delaware law, of our charter and bylaws and of our contractual agreements contain provisions that could delay and discourage takeover attempts and any attempts to replace our current management by shareholders.

Certain provisions of our certificate of incorporation and bylaws, applicable provisions of Delaware corporate law, and our contractual agreements could make it difficult for or prevent a third party from acquiring control of us or changing our Board of Directors and management. These provisions include:

•	requirements that our stockholders comply with advance notice procedures in order to nominate candidates for election to our Board of Directors or to place stockholders’ proposals on the agenda for consideration at meetings of stockholders; and
•	in connection with private placements of our stock in 2011 and 2013, we covenanted that we would not merge or consolidate with another company unless either the transaction and the trading volume of our stock met certain thresholds and qualifications or we obtained the consent of certain of the investors who purchased our stock in those private placements.

Insiders own a significant amount of the outstanding common stock.

Insiders own a significant amount of our outstanding common stock which could discourage takeover attempts. Our directors, affiliates and executive officers collectively beneficially own approximately 66% of our outstanding stock as of July 26, 2013.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease the following facilities under non-cancelable operating lease agreements:

•	One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters and consists of approximately 3,800 square feet of office space. The lease expires in April 2014. The Company recognized $69,000 and $71,000 of rental costs relative to this lease for fiscal 2013 and 2012, respectively.

•	855 North Wolfe Street, Suite 619, Baltimore, Maryland 21205, which consists of laboratories and office space where the Company conducts operations related to its primary service offerings. This lease expires in June 2014. The Company recognized $90,000 and $65,000 of rental costs relative to this lease for fiscal 2013 and 2012, respectively.

•	17 Hatidhar Street, Ra’anana, Israel, which serves as office headquarters for Champions Oncology, Israel. The Company recognized $28,000 and $29,000 of rental costs relative to this lease for fiscal 2013 and 2012, respectively. This lease expires in July 2013. The Company does not plan to extend this lease, but rather plans to use office space from one of its stockholders without payment.

•	57 Mohamed Sultan Road, Singapore, which serves as office headquarters for Champions Oncology, Singapore. The lease expires in January 2014. We incurred $2,000 of rental expense in fiscal 2013 relative to this lease. No rental costs were incurred in fiscal 2012.

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

	High	Low
Fiscal Year Ended April 30, 2013:
First quarter	$0.67	$0.37
Second quarter	0.50	0.25
Third quarter	0.64	0.21
Fourth quarter	0.68	0.44

	High	Low
Fiscal Year Ended April 30, 2012:
First quarter	$1.20	$0.76
Second quarter	1.05	0.65
Third quarter	0.95	0.62
Fourth quarter	0.75	0.62

Approximate Number of Holders of Common Stock

As of July 19, 2013, there were approximately 2,139 record holders of the Company’s common stock.

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

Overview and Recent Developments

Champions Oncology, Inc. is engaged in the development and sale of advanced technology solutions to personalize the development and use of oncology drugs.  The Company’s TumorGraft Technology Platform is a novel approach to personalizing cancer care, based upon the implantation of human tumors in immune-deficient mice.  The Company uses this technology, in conjunction with related products, to offer solutions for two customer groups:

•	Our Personalized Oncology Solutions, or POS, business, which provides services to physicians and patients looking for information to help guide the development of personalized treatment plans.
•	Our Translational Oncology Solutions, or TOS, business, which provides services to pharmaceutical and biotechnology companies seeking personalized approaches to drug development that will lower costs and increase the speed of developing new drugs, as well as increase the adoption of existing drugs.

We plan to continue our efforts to expand our TumorGraft Technology Platform in order to expand our POS and TOS programs. In fiscal 2012, we modified our POS business strategy to focus on growing our core technology products, which includes TumorGraft implants and drug studies. As part of this strategy, which we continued to execute during fiscal 2013, we lowered our prices for these products to increase the number of patients to whom we sell these products and increase the number of tumors in our TumorBank. We will continue to offer related personalized oncology products, such as the personalized tumor panels and gene sequencing, to our customers; however, we expect future POS revenues to be driven by our core products.

During the second half of fiscal 2012, we transitioned the laboratory activities that support the POS and TOS businesses from a clinical research organization to a facility in Baltimore, Maryland that we rent, and at which our personnel conduct the POS and TOS operations. We believe that having our own personnel perform these activities reduces the cost of providing our products and allows us to maintain a more competitive pricing strategy. To facilitate this strategy and support the increase in POS implants and drug study volume that resulted from our POS pricing restructuring strategy, we invested in our information technology and other infrastructure and increased our laboratory staff. We are evaluating options to increase our laboratory capacity to meet our expected increases demand in the future.

On March 16, 2011, the Company entered into an agreement with Cephalon, Inc., a wholly-owned subsidiary of Teva Pharmaceutical Industries Ltd., pursuant to which the Company agreed to conduct TumorGraft studies on two proprietary chemical compounds provided by Cephalon to determine the activity or response of these compounds in potential clinical indications. Under the agreement, Cephalon agreed to, under certain conditions, pay the Company various amounts upon achieving certain milestones, based on the performance of the compounds in preclinical testing and dependent upon testing the compound in clinical settings and obtaining FDA approval. Potential milestone payments that could be received under the agreement totaled $27 million per compound. In addition, Cephalon agreed to pay the Company royalties on any commercialized products developed under the agreement. under certain conditions. Cephalon reserved the right to exercise and pay a one-time fee of in lieu of the milestone or royalty payments, which are $460,000 for one compound and $880,000 for the second compound.

On November 30, 2012, Cephalon exercised the option to pay this one-time fee of $880,000 to the Company, in lieu of any future milestone or royalty payments, for one compound tested under the agreement described above. Written notice was provided to the Company on December 3, 2012 and payment was received on December 19, 2012. This fee has been recognized as revenue during the three and nine months ended January 31, 2013. As of April 30, 2013, the remaining compound is still being evaluated.

On January 28, 2013, the Company entered into a Securities Purchase Agreement with several accredited investors for the sale of an aggregate 18,600,000 shares of the Company’s Common Stock at a purchase price of $0.50 per share, as well as issued warrants to purchase 1,860,000 additional shares of Common Stock, for aggregate proceeds of $9.3 million. This private placement transaction is discussed in further detail below in the “liquidity and capital resources” section.

Results of Operations

The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Years Ended April 30,
		% of		% of	%
	2013	Revenue	2012	Revenue	Change
Operating revenue:
Personalized oncology solutions	$2,390	28.7%	$2,332	32.6%	2.5%
Translational oncology solutions	5,933	71.3	4,817	67.4	23.2

Total operating revenue	8,323	100.0	7,149	100.0	16.4

Costs and operating expenses:
Cost of personalized oncology solutions	2,672	32.1	2,356	33.0	13.4
Cost of translational oncology solutions	2,656	31.9	2,543	35.6	4.4
Research and development	1,920	23.1	2,937	41.1	(34.6)
Sales and marketing	2,665	32.0	2,928	41.0	(9.0)
General and administrative	4,631	55.6	5,450	76.2	(15.0)

Total costs and operating expenses	14,544	174.7	16,214	226.9	(10.3)

Loss from operations	$(6,221)	(74.7)%	$(9,065)	(126.9)%	(31.4)

Operating Revenues

Operating revenues for the years ended April 30, 2013 and 2012 were $8.3 million and $7.1 million, respectively, an increase of $1.2 million, or 16%.

Personalized Oncology Solutions Revenues

POS revenues were $2.4 million and $2.3 million for the years ended April 30, 2013 and 2012, respectively, an increase of $0.1 million or 2.5%. POS implant and drug study volumes grew significantly during the year ended April 30, 2013. The number of implants during fiscal 2013 was 152, an increase of 58% over fiscal 2012. The number of patients for whom studies were completed was 51 for fiscal 2013, an increase of 168% over fiscal 2012. We made a strategic decision in fiscal year 2012 to lower our prices for these products to increase the number of patients to whom we sell these products and increase the number of tumors in our TumorBank. This decrease in price offset the increase in implant and study volumes.

Translational Oncology Solutions Revenues

TOS revenues were $5.9 million and $4.8 million for the years ended April 30, 2013 and 2012, respectively, an increase of $1.1 million or 23%. The increase in TOS revenues was due primarily to growth in sales of these products, as well as the one-time buyout payment, described below, from the successful completion of a TumorGraft technology collaboration with Cephalon, a subsidiary of Teva Pharmaceutical Industries.

On November 30, 2012, Cephalon exercised its option to pay a one-time fee of $880,000 to the Company, in lieu of any future milestone or royalty payments relative to a March 16, 2011 agreement between Cephalon and the Company, which is discussed further above. This fee was recognized as revenue during the year ended April 30, 2013.

Cost of Personalized Oncology Solutions

POS cost of sales was $2.7 million and $2.4 million for the years ended April 30, 2013 and 2012, respectively, an increase of $0.3 million, or 13%. For the years ended April 30, 2013 and 2012, gross margins for POS were negative 12% and 1%, respectively. The increases in cost of sales and the declines in gross margins are attributed to increased volumes of implants and drug studies performed, at lower prices as discussed above.

Cost of Translational Oncology Solutions

TOS cost of sales was $2.7 million and $2.5 million for the years ended April 30, 2013 and 2012, respectively, an increase of $0.2 million, or 4%. For the years ended April 30, 2013 and 2012, gross margins for TOS were 55% and 47%, respectively. The increase in gross margin was primarily the result of the Cephalon one-time fee discussed above.

Research and Development

Research and development expense was $1.9 million and $2.9 million for the years ended April 30, 2013 and 2012, respectively, a decrease of $1.0 million or 35%. This decrease is primarily related to decreased laboratory maintenance costs associated with research and development efforts, as a result of lower unit costs associated with performing the work in our laboratory. Additionally, the decrease can be attributed to decreased tumor costs, resulting from our strategy to source models from our POS business.

Sales and Marketing

Sales and marketing expense was $2.7 million and $2.9 million for the years ended April 30, 2013 and 2012, respectively, a decrease of $0.2 million, or 9%.

General and Administrative

General and administrative expense was $4.7 million and $5.5 million for the years ended April 30, 2013 and 2012, respectively, a decrease of $0.8 million, or 14%. This decrease can be attributed to reductions in stock-based compensation expenses and consultant costs. The decrease in stock-based compensation expense is primarily due to large prior period stock option grants that contain performance conditions and were, and continue to be, accounted for using the accelerated attribution method.

Other Income

Other income (expense) consists of the change in the fair value of warrants that are accounted for as liabilities and are described further below and in Note 6 to the accompanying consolidated financial statements. Other income (expense) was $(0.1) million and $0.4 million for the years ended April 30, 2013 and 2012, respectively. The Company will continue to adjust the warrant liability for changes in fair value, until the earlier of the exercise of the warrants or expiration of the warrants. This change in the fair value of the warrant liability was a result of revaluing the warrant liability based on the Monte Carlo simulation valuation model, impacted primarily by the quoted price of the Company's common stock. The revaluation of the warrant liability has no impact on our cash balances.

Inflation

Inflation does not have a meaningful impact on the results of our operations.

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our cash and cash equivalents, working capital management, and proceeds from certain private placements of our securities. As of April 30, 2013, we had working capital of $7.5 million and cash and cash equivalents of $9.6 million. We believe that our cash and cash equivalents on hand at April 30, 2013 is adequate to fund operation for at least through our fiscal 2014. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

On January 28, 2013, the Company entered into a Securities Purchase Agreement with several accredited investors for the sale of an aggregate 18,600,000 shares of the Company’s Common Stock at a purchase price of $0.50 per share, for aggregate proceeds of $9.3 million, $0.5 million of which was sold to officers and directors of the Company. As part of this transaction, the Company also issued warrants to purchase an aggregate 1,860,000 shares of Common Stock at an exercise price of $0.66 per share. These warrants expire five years after the closing date. The Company also entered into an Amended and Restated Registration Rights Agreement on January 28, 2013 which provided certain registration rights with respect to the shares of Common Stock issued and the shares of Common Stock issuable upon exercise of the warrants, as well as shares of Common Stock issued and shares of Common Stock issuable upon exercise of warrants issued in a private placement in April 2011. Furthermore, certain investors will have the right to require the Company to redeem the purchased common shares held by all of the investors for cash of $0.50 per share upon a change of control or sale or exclusive license of substantially all of the Company’s assets. The put option will terminate upon the achievement of certain financial milestones by the Company, the sale of 25% of the common shares purchased by an investor, with respect only to the shares owned by such investor, or in certain other circumstances as outlined in the Securities Purchase Agreement. The investors also have certain participation rights with respect to future financings of the Company.

Due to the put option described above, the Company has accounted for Common Stock issued in the January 2013 private placement as temporary equity, which is reflected under the caption “redeemable common stock” on the consolidated balance sheets included in item 15 of this report. The total amount allocated to these common shares was $8.8 million, which is equal to the total proceeds of $9.3 million less the amount allocated to the fair value of the warrants of $0.4 million and is also net of the direct and incremental costs associated with the private placement of $0.1 million.

The warrants issued in connection with the private placement contain certain exercise price reset provisions. Under these provisions, the exercise price of the warrants may be adjusted downward should the Company have future sales of its common stock for no consideration or for a consideration per share less than the Per Share Price (as such term is defined in the Securities Purchase Agreement).

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash used in operating activities was $4.3 million and $5.2 million for the years ended April 30, 2013 and 2012, respectively. The decrease of $0.9 million cash used in operations relates to reductions in net losses, as a result of increased revenues, better management of expenses and having our own personnel, instead of a CRO, conduct our laboratory activities in-house.

Cash Flows from Investing Activities

Cash used in investing activities was $0.1 million and $0.5 million for the years ended April 30, 2013 and 2012, respectively. These cash flows relate to the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $9.1 million and $0.1 million for the years ended April 30, 2013 and 2012, respectively. These cash flows primarily relate to the private placement of common stock and warrants that occurred on January 28, 2013, which is explained more in Liquidity and Capital Resources, and the exercise of stock options and warrants.

Critical Accounting Policies

We believe that of our significant accounting policies (refer to the Notes to Consolidated Financial Statements contained in Item 15 of this Annual Report), the following may involve a higher degree of judgment and complexity:

General

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States or GAAP.  The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates, including those related to areas that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty.  These areas include the carrying amounts of long-lived assets and deferred taxes.  We base our estimates on historical experience, our observance of trends in particular areas and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources.  Actual amounts could differ significantly from amounts previously estimated.

Revenue Recognition

We derive revenue from our POS and TOS businesses.  Personalized oncology solutions assist physicians by providing information to help guide the development of personalized treatment plans for their patients using our core offerings, including testing oncology drugs and drug combinations on personalized TumorGrafts, and through other products.  Translational oncology solutions offer a TumorGraft platform to pharmaceutical and biotechnology companies using proprietary TumorGraft studies, which may be predictive of how drugs may perform in clinical settings.  We recognize revenue when the following four basic criteria are met: (i) a contract has been entered into with our customers; (ii) delivery has occurred ; (iii) the fee charged is fixed and determinable as noted in the contract; and (iv) collectability is reasonably assured.  For TOS, we utilize a proportional performance revenue recognition model, under which we recognize revenue as performance occurs, based on the relative outputs of the performance that have occurred up to that point in time under the respective agreement, typically the delivery of reports and/or data to our customers documenting the results of our testing protocols.

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

We have two operating segments and two reporting units. The estimated fair value of each reporting unit, as calculated for the April 30, 2013 impairment test, exceeded the carrying value of the reporting unit.  Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of the acquired businesses.  Future events, including but not limited to continued declines in economic activity, loss of contracts or a significant number of customers or a rapid increase in costs or capital expenditures, could cause us to conclude that impairment indicators exist and that goodwill is impaired.  Any resulting goodwill impairment could have a material adverse impact on our financial condition and results of operations.

Accounting for Income Taxes

We use the asset and liability method to account for income taxes.  Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  In preparing the consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate.  This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, goodwill and losses for tax and accounting purposes.  These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within the consolidated balance sheet.  We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established.  To the extent a valuation allowance is established or increased in a period, we include an expense within the tax provision of the consolidated statements of operations.  As of April 30, 2013 and 2012, we have established a full valuation allowance for all deferred tax assets.

As of April 30, 2013 and 2012, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.  Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest. For further discussion on this examination, see Note 13 to the Company’s audited financial statements included with this report.

Recent Accounting Pronouncements

During FY 2013, there were no recent accounting pronouncements to be adopted by the Company.

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

Item 8. Financial Statements and Supplementary Data

Consolidated balance sheets as of April 30, 2013 and 2012, consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period then ended April 30, 2013 together with the report of our independent registered public accounting firm, are set forth in the “F” pages of this Annual Report on Form 10-K in Item 15.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Vice President, Finance, have reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Form 10-K.  Based on that evaluation, our management, including our Chief Executive Officer and Vice President, Finance, has concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Form 10-K in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and Vice President, Finance, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Champions Oncology, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a–15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President, Finance, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control–Integrated Framework, our management concluded that our internal control over financial reporting was effective as of April 30, 2013.

Management’s Annual Report on Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the year ended April 30, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by item 10 is contained in the Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by item 11 is contained in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by item 12 is contained in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by item 13 is contained in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by item 14 is contained in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1. Financial Statements

(a)2. Financial Statement Schedules

All schedules have been omitted because they are not applicable.

(a)3. Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit No.
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Appendix A to the Company’s Information Statement on Schedule 14C filed March 7, 2011)
3.2	Amended and Restated Bylaws, as amended incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 22, 2011)
10.1	Employment Agreement dated October 25, 2010 between the Company and Joel Ackerman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 29, 2010)
10.2	Employment Agreement dated October 25, 2010 between the Company and Ronnie Morris, M.D. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 29, 2010)
10.3	Employment Agreement dated November 1, 2011 between the Company and Gary G. Gemignani (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 1, 2011)
10.4	Amendment, effective April 19, 2013, to November 1, 2011 Employment Agreement between the Company and Gary G. Gemignani (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 22, 2013)

10.5	Offer letter dated June 3, 2013 between the Company and David Miller (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 3, 2013)
10.6	Agreement dated March 16, 2011 between the Registrant and Cephalon, Inc. [Portions omitted and filed separately with the Securities and Exchange Commission] (incorporated by reference to Exhibit 10.3 to the Company’s Amendment No. 1 to Annual Report on Form 10-K for the fiscal year ended April 30, 2011, filed March 13, 2012)
10.7	2010 Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Information Statement on Schedule 14C filed March 7, 2011)

14	Code of Ethics (incorporated by reference to Exhibit 14 of the April 30, 2008 Form 10-KSB)
21	Subsidiaries of the Registrant *
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*

101	Interactive data files providing financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2013 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of April 30, 2013 and 2012; (ii) Consolidated Statements of Operations for the years ended April 30, 2013 and 2012; (iii) Consolidated Statement of Stockholders’ Equity (Deficit) for the years ended April 30, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the years ended April 30, 2013 and 2012; and (v) Notes to Consolidated Financial Statements*

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPIONS ONCOLOGY, INC.

/s/ JOEL ACKERMAN
Joel Ackerman
Chief Executive Officer
(principal executive officer)

July 26, 2013

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOEL ACKERMAN	Chief Executive Officer and Director	July 26, 2013
Joel Ackerman	(principal executive officer)

/s/ DAVID MILLER	Vice President, Finance	July 26, 2013
David Miller	(principal financial officer)

/s/ DAVID SIDRANSKY	Director,	July 26, 2013
David Sidransky	Chairman of the Board of Directors

/s/ RONNIE MORRIS	President and Director	July 26, 2013
Ronnie Morris

/s/ ARTHUR G. EPKER	Director	July 26, 2013
Arthur G. Epker

/s/ ABBA D. POLIAKOFF	Director	July 26, 2013
Abba D. Poliakoff

/s/ SCOTT R. TOBIN	Director	July 26, 2013
Scott R. Tobin

/s/ DANIEL MENDELSON	Director	July 26, 2013
Daniel Mendelson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Champions Oncology, Inc.

We have audited the accompanying consolidated balance sheets Champions Oncology, Inc. (the “Company”) as of April 30, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity (deficit), and cash flows for each of the two years in the period ended April 30, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Champions Oncology, Inc. at April 30, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the two years in the period ended April 30, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Baltimore, Maryland

July 26, 2013

CHAMPIONS ONCOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30

(Dollars in Thousands)

	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$9,561	$4,754
Accounts receivable, net	500	584
Prepaid expenses and other current assets	315	205

Total current assets	10,376	5,543

Restricted cash	192	150
Property and equipment, net	414	560
Goodwill	669	669

Total assets	$11,651	$6,922

LIABILITIES, REDEEMABLE COMMON STOCK
AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$1,204	$1,676
Accrued liabilities	611	625
Deferred revenue	1,114	1,185

Total current liabilities	2,929	3,486

Warrant liability	1,046	555

Total liabilities	3,975	4,041

Redeemable common stock; $0001 par value; 31,133,333 and
12,533,333 contingently puttable common shares
outstanding as of April 30, 2013 and 2012, respectively	16,882	8,159

Stockholders' deficit:
Preferred stock, $10 par value; 56,075 shares authorized; no shares issued
and outstanding as of April 30, 2013 and 2012	-	-
Common stock, $001 par value; 125,000,000 shares authorized including redeemable common stock; 38,855,003 and 37,740,345 shares issued and 35,643,658 and
34,529,000 shares outstanding as of April 30, 2013 and 2012, respectively	39	38
Treasury stock, at cost, 3,236,000 common shares as of April 30, 2013 and 2012	(1,252)	(1,252)
Additional paid-in capital	23,580	21,204
Accumulated deficit	(31,473)	(25,143)
Accumulated other comprehensive loss	(100)	(125)

Total stockholders' deficit	(9,206)	(5,278)

Total liabilities, redeemable common stock and stockholders' deficit	$11,651	$6,922

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands Except Per Share Amounts)

	Year Ended April 30,
	2013	2012
Operating revenue:
Personalized oncology solutions	$2,390	$2,332
Translational oncology solutions	5,933	4,817

Total operating revenue	8,323	7,149

Costs and operating expenses:
Cost of personalized oncology solutions	2,672	2,356
Cost of translational oncology solutions	2,656	2,543
Research and development	1,920	2,937
Sales and marketing	2,665	2,928
General and administrative	4,631	5,450

Total costs and operating expenses	14,544	16,214

Loss from operations.	(6,221)	(9,065)

Other (expense) income:
Change in fair value of warrant liability	(74)	417
Other expense	(25)	(15)

Total other (expense) income	(99)	402

Net loss before income tax expense..	(6,320)	(8,663)
Provision for (benefit from) income tax .	10	(2)

Net loss	$(6,330)	$(8,661)

Net loss per common share outstanding, including
redeemable common stock, basic and diluted	$(0.12)	$(0.19)

Weighted average common shares outstanding, including
redeemable common stock, basic and diluted	52,046,766	46,815,000

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in Thousands)
Net loss	$(6,330)	$(8,661)
Foreign currency translation adjustment	25	(57)

Comprehensive loss	$(6,305)	$(8,718)

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

(Dollars in Thousands)

							Accumulated	Total
					Additional		Other	Stockholders'
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)

Balance, April 30, 2011	33,870,000	$37	3,236,000	$(1,252)	$17,784	$(16,482)	$(68)	$19
Stock-based compensation	-		-	-	3,323	-	-	3,323
Exercise of options
and warrants	534,000	1	-	-	97	-	-	98
Issuance of restricted stock	125,000	-	-	-	-	-	-	-
Foreign currency
translation adjustment	-	-	-	-	-	-	(57)	(57)
Net loss	-	-	-	-	-	(8,661)	-	(8,661)

Balance, April 30, 2012	34,529,000	38	3,236,000	(1,252)	21,204	(25,143)	(125)	(5,278)
Stock-based compensation	-	-	-	-	2,376	-	-	2,376
Exercise of options
and warrants	-	-	-	-	-	-	-	-
Issuance of restricted stock	50,000	-	-	-	-	-	-	-
Issuance of Anti-Dilutive Cause	1,064,658	1	-	-	-	-	-	1
Foreign currency
translation adjustment	-	-	-	-	-	-	25	25
Net loss	-	-	-	-	-	(6,330)	-	(6,330)

Balance, April 30, 2013	35,643,658	$39	3,236,000	$(1,252)	$23,580	$(31,473)	$(100)	$(9,206)

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Year Ended April 30,
	2013	2012
Operating activities:
Net loss	$(6,330)	$(8,661)

Adjustments to reconcile net loss to net cash
used in operating activities:
Stock-based compensation expense.	2,376	3,323
Income tax (benefit) expense	10	(2)
Depreciation expense.	203	105
Change in fair value of warrant liability	74	(417)
Changes in operating assets and liabilities:
Accounts receivable	84	1
Grant receivable	-	517
Prepaid expenses, deposits and other	(110)	71
Restricted cash	(42)	(150)
Accounts payable	(472)	96
Accrued liabilities	(14)	323
Deferred revenue	(71)	(433)

Net cash used in operating activities	(4,292)	(5,227)

Investing activities:
Purchase of property and equipment	(57)	(519)

Net cash used in investing activities	(57)	(519)

Financing activities:
Private placement of commons shares and warrants.	9,141	-
Proceeds from exercise of options and warrants	-	97

Net cash provided by financing activities	9,141	97

Exchange rate effect on cash and cash equivalents	15	(54)

Increase (decrease) in cash and cash equivalents	4,807	(5,703)
Cash and cash equivalents, beginning of year	4,754	10,457

Cash and cash equivalents, end of year	$9,561	$4,754

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Background

Champions Oncology, Inc. (the “Company”), is engaged in the development of advanced technology solutions and products to personalize the development and use of oncology drugs. The Company’s TumorGraft Technology Platform is a novel approach to personalizing cancer care based upon the implantation of human tumors in immune-deficient mice. The Company uses this technology to derive revenue for two customer groups: Personalized Oncology Solutions (“POS”) and Translational Oncology Solutions (“TOS”). POS assists physicians in developing personalized treatment options for their cancer patients through tumor specific data obtained from drug studies and related personalized oncology services. The Company’s TOS business offers a technology platform to pharmaceutical and biotechnology companies using proprietary TumorGraft studies, which the Company believes may be predictive of how drugs may perform in clinical settings.

The Company has three operating subsidiaries: Champions Oncology (Israel), Limited, Champions Biotechnology U.K., Limited and Champions Oncology Singapore, PTE LTD. For the years ended April 30, 2013 and 2012, there were no material revenues earned by these subsidiaries.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Biomerk, Inc., Champions Biotechnology U.K., Limited, Champions Oncology (Israel), Limited and Champions Oncology Singapore, Limited. All material intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less at the time of purchase, to be cash equivalents. At various times, the Company has amounts on deposit at financial institutions in excess of federally insured limits.

CHAMPIONS ONCOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has one liability measured at fair value on a recurring basis, which are warrants that were issued in connection with private placements of the Company’s securities that are discussed more fully in Note 6. As of April 30, 2013 and 2012, these warrants had an estimated fair value of $1,046,000 and $555,000, respectively, which was calculated by the Monte Carlo simulation valuation method using level three inputs. The Company has no assets that are measured at fair value on a recurring basis and there were no assets or liabilities measured at fair value on a non-recurring basis during the years ended April 30, 2013 and 2012.

The following table presents information about our warrant liability, which was our only financial instrument measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of April 30 (dollars in thousands):

	2013	2012

Balance beginning of year	$(555)	$(972)
Transfers to (from) Level 3	-	-
Total gains (losses) included in earnings	(74)	417
Issuances	(417)	-

Balance end of year.	$(1,046)	$(555)

Accounts Receivable

Accounts receivable represent amounts due under agreements with pharmaceutical and biotechnology companies for TOS and amounts due under agreements with patients for POS. At each reporting period, the Company evaluates open accounts receivable for collectability and records an allowance for potentially uncollectible accounts. As of April 30, 2013 and 2012, the allowance for these accounts was $19,000 and $14,000, respectively. Accounts receivable is also comprised of certain unbilled accounts receivable for services completed under TOS that have not been billed as of the balance sheet date. As of April 30, 2013 and 2012, the Company had unbilled receivables of $200,000 and $104,000, respectively.

Restricted Cash

As of April 30, 2013 and 2012, the Company has restricted cash of $192,382 and $150,000, respectively, which is classified as a noncurrent asset on the consolidated balance sheets. This restricted cash serves as collateral for corporate credit cards to provide financial assurance that the Company will fulfill its obligations. The cash is held in custody by the issuing bank, is restricted as to withdrawal or use, and is currently invested in an interest-bearing Certificate of Deposit (“CD”). Though the CD matures in the second quarter of fiscal 2014, the cash will be reinvested into another CD to continue use of the corporate cards. The Company accounts for this CD as a non-current asset supporting operations of the business.

CHAMPIONS ONCOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and Equipment

Property and equipment is recorded at cost and primarily consists of laboratory equipment, furniture and fixtures, and computer hardware and software. Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets ranging from three to seven years. Property and equipment consisted of the following (in thousands):

	April 30,
	2013	2012

Furniture and fixtures	$59	$58
Computer equipment and software	549	287
Laboratory equipment	179	167
Leasehold improvements	2	2
Sortware in-progress	-	216

Total property and equipment	789	730
Less: Accumulated depreciation	(375)	(170)

Property and equipment, net	$414	$560

Depreciation expense was $203,000 and $105,000 for the years ended April 30, 2013 and 2012, respectively.

Impairment of Long-Lived Assets

Impairment losses are to be recognized when the carrying amount of a long-lived asset is not recoverable or exceeds its fair value.  The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that a carrying value may not be recoverable.  The Company uses estimates of future cash flows over the remaining useful life of a long- lived asset or asset group to determine the recoverability of the asset.  These estimates only include the net cash flows directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the asset or asset group.  The Company has not recognized any impairment losses for the Company’s long-lived assets for the years ending April 30, 2013 and 2012.

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

The Company has not recognized any impairment losses for the Company’s goodwill for the years ending April 30, 2013 and 2012.

Deferred Revenue

Deferred revenue represents payments received in advance for products to be delivered.  When products are delivered, deferred revenue is then recognized as earned.

CHAMPIONS ONCOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Warrant Liability

Warrant liability represents the fair value of warrants issued in connection with private placements of the Company’s common stock, which are described more fully in Note 7. These warrants are presented as liabilities based on the certain exercise price reset provisions.  The  liability, which is recorded at fair value on the accompanying consolidated balance sheets, is calculated by the Monte Carlo simulation valuation method.  The change in fair value of these warrants is recognized as other income or expense in the consolidated statements of operations.

Revenue Recognition

The Company derives revenue from its POS and TOS businesses. Personalized oncology solutions assist physicians by providing information to help guide the development of personalized treatment plans for their patients using our core offerings, including testing oncology drugs and drug combinations on personalized TumorGrafts, and through other products. Translational oncology solutions offer a preclinical TumorGraft platform to pharmaceutical and biotechnology companies using proprietary TumorGraft studies, which the Company believes may be predictive of how drugs may perform in clinical settings.  The Company recognizes revenue when the following four basic criteria are met: (i) a contract has been entered into with its customers; (ii) delivery has occurred or services rendered to its customers; (iii) the fee is fixed and determinable as noted in the contract; and (iv) collectability is reasonably assured.  The Company utilizes a proportional performance revenue recognition model for its TOS business, under which it recognizes revenue as performance occurs, based on the relative outputs of the performance that have occurred up to that point in time under the respective agreement, typically the delivery of reports to its customers documenting the results of testing protocols.

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

Cost of Personalized Oncology Solutions

Cost of POS consists of costs related to POS revenue earned from implantations, drug studies, oncology panels, and gene sequencing services, as well as indirect internal costs, such as salaries for personnel directly engaged in these products. Direct costs associated with implantation revenues are primarily related to mice purchases and maintenance and shipping of tumor tissue. Direct study costs are primarily incurred from mice purchases and maintenance and drug purchases. Direct panel costs are primarily related to physicians’ honorariums and any panel participation costs such as travel, lodging and meals. Direct gene sequencing costs are primarily related to costs billed from the gene sequencing service provider. All costs are expensed as incurred.

Cost of Translational Oncology Solutions

Cost of TOS consists of costs related to TOS revenue.  Direct costs include mice purchases and maintenance costs for studies completed internally and charges from CROs for studies handled externally. Indirect costs include salaries for personnel directly engaged in providing TOS products. All costs of performing studies in-house are expensed as incurred.

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

Sales and Marketing

Selling and marketing expenses represent costs incurred to promote the Company’s products offered, including salaries, benefits and related costs of our sales and marketing personnel, and represent costs of advertising and other selling and marketing expenses. All sales and marketing costs, including advertising costs, are expensed as incurred. Advertising costs were $50,000 and $135,000 for fiscal 2013 and 2012, respectively.

CHAMPIONS ONCOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Basic and Dilutive Loss Per Common Share

Basic loss per share is calculated by dividing loss available to common shareholders by the weighted average number of common shares (including redeemable common stock) outstanding for the year.  Diluted loss per share is calculated based on the weighted average number of common shares (including redeemable common stock) outstanding for the year, plus the dilutive effect of common stock purchase warrants, stock options and restricted stock units using the treasury stock method.  Contingently issuable shares are included in the calculation of basic earnings per share when all contingencies surrounding the issuance of the shares are met and the shares are issued or issuable.  Contingently issuable shares are included in the calculation of dilutive earnings per share as of the beginning of the reporting period if, at the end of the reporting period, all contingencies surrounding the issuance of the shares are satisfied or would be satisfied if the end of the reporting period were the end of the contingency period.  Due to the net losses for the years ended April 30, 2013 and 2012, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

The following table reflects the total potential share-based instruments outstanding at April 30, 2013 and 2012 that could have an effect on the future computation of dilution per common share:

	Year Ended April 30,
	2013	2012

Stock options	13,890,205	14,866,038
Warrants	3,276,667	1,416,667
Restricted stock	50,000	25,000

Total common stock equivalents.	17,216,872	16,307,705

Share-Based Payments

The Company typically recognizes expense for share-based payments based on the fair value of awards on the date of grant.  The Company uses the Black-Scholes option pricing model to estimate fair value.  The Black-Scholes option valuation model was developed for use in estimating the fair value of short-traded options that have no vesting restrictions and are fully transferable.  The option pricing model requires the Company to estimate certain key assumptions such as expected life, volatility, risk free interest rates and dividend yield to determine the fair value of share-based awards.  These assumptions are based on historical information and management judgment.  The risk-free interest rate used is based on the United States treasury security rate with a term consistent with the expected term of the award at the time of the grant.  The expected holding period of options are based on the Company’s historical experience.  During fiscal 2013, the Company changed its method used to calculate expected volatility from an index, which was based on the Company’s historic volatility and certain comparable guideline companies, to the use of only the Company’s historic volatility which had an immaterial effect on the financial statements.  The Company does not anticipate paying a dividend, and therefore, no expected dividend yield was used.

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

Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements.  In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established.  The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized.  As of April 30, 2013 and 2012, the Company provided a valuation allowance for all net deferred tax assets, as recovery is not more likely than not based on an insufficient history of earnings.

CHAMPIONS ONCOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company reflects tax benefits only if it is more likely than not that we will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  The Company has no unrecognized tax benefits as of April 30, 2013 and 2012.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at April 30, 2013 and 2012, and has not recognized interest and/or penalties in the statement of operations for either period.

Recent Accounting Pronouncements

During FY 2013, there were no recent accounting pronouncements to be adopted by the Company.

Note 3. Cephalon Agreement

On March 16, 2011, the Company entered into an agreement with Cephalon, Inc. (“Cephalon”), a wholly-owned subsidiary of Teva Pharmaceutical Industries Ltd., pursuant to which the Company agreed to conduct TumorGraft studies on two proprietary chemical compounds provided by Cephalon to determine the activity or response of these compounds in potential clinical indications. Under the agreement, Cephalon agreed to, under certain conditions, pay the Company various amounts upon achieving certain milestones, based on the performance of the compounds in preclinical testing and dependent upon testing the compound in clinical settings and obtaining FDA approval. Potential milestone payments that could be received under the agreement total $27 million per compound. In addition, Cephalon agreed to pay the Company royalties on any commercialized products developed under the agreement. Under certain conditions, Cephalon reserved the right to exercise and pay a one-time fee of in lieu of the milestone or royalty payments, which are $460,000 for one compound and $880,000 for the other compound.

On November 30, 2012, Cephalon exercised the option to pay this one-time fee of $880,000 to the Company, in lieu of any future milestone or royalty payments, for one compound tested under the agreement described above. Written notice was provided to the Company on December 3, 2012 and payment was received on December 19, 2012. This fee has been recognized as revenue during the year ended April 30, 2013. As of April 30, 2013, the remaining compound is still being evaluated.

In April 2011, Cephalon paid an initiation fee of $1.4 million to the Company, which was initially reflected within deferred revenue on the Company’s balance sheet as of April 30, 2011. In FY 2013, the agreement with Cephalon was amended to perform additional work for an increase fee of $277k. As models, along with required reports, are delivered, revenue is recognized on a proportionate basis in accordance with the Company’s revenue recognition policies. Revenues of $617,000 (in addition to the $880k noted above) and $918,000 were recognized during the year ended April 30, 2013 and 2012.

Note 4. Commitments and Contingencies

Operating Leases

As of April 30, 2013, we lease the following facilities under non-cancelable operating lease agreements:

•	One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in April 2014. The Company recognized $69,000 and $71,000 of rental costs relative to this lease for fiscal 2013 and 2012, respectively.

CHAMPIONS ONCOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	855 North Wolfe Street, Suite 619, Baltimore, Maryland 21205, which consists of laboratories and office space where the Company conducts operations related to its primary service offerings. This lease expires in April 2014. The Company recognized $90,000 and $65,000 of rental costs relative to this lease for fiscal 2013 and 2012, respectively.

•	17 Hatidhar Street, Ra’anana, Israel, which serves as office headquarters for Champions Oncology, Israel. The Company recognized $28,000 and $29,000 of rental costs relative to this lease for fiscal 2013 and 2012, respectively. This lease expires in July 2013. The Company does not plan to extend this lease, but rather plans to use office space from one of its stockholders without payment.

•	57 Mohamed Sultan Road, Singapore, which serves as office headquarters for Champions Oncology, Singapore. The lease expires in January 2014. We incurred $2,000 of rental expense in fiscal 2013 relative to this lease. No rental costs were incurred in fiscal 2012 relative to this lease.

Future minimum lease payments due each fiscal year are as follows (in thousands):

2014	164,344

Total	164,344

Legal Matters

The Company is not currently party to any legal matters to its knowledge. The Company is not aware of any other matters that would have a material impact on the Company’s financial position or results of operations.

Registration Payment Arrangements

The Company has entered into an Amended and Restated Registration Rights Agreement in connection with the April 2011 Private Placement and January 2013 Private Placement and is discussed more fully in Note 7 below. This Amended and Restated Registration Rights Agreement contains provisions that may call for the Company to pay penalties in certain circumstances. This registration payment arrangement primarily relates to the Company’s ability to file a registration statement within a particular time period, have a registration statement declared effective within a particular time period and to maintain the effectiveness of the registration statement for a particular time period. The Company does not believe it is probable that penalty payments will be made for the Amended and Restated Registration Rights Agreement discussed in Note 7 and, accordingly, has not accrued for such potential penalties as of April 30, 2013 and 2012.

Note 5. Licensing Agreements

In February 2010, the Company entered into an exclusive option agreement with a Canadian company for which it paid and expensed $40,000 (Canadian) during the Company’s fiscal 2010 year. The option agreement granted the Company the exclusive right to review Irinophore C, a nanoparticle drug compound, for the treatment of various forms of cancer, including melanoma, prostate, breast, and lung cancer through April 2011. During the option year, the Company performed various TumorGraft tests on the nanoparticle compound. In March 2011, the Company exercised its option to license Irinophore C, a liposomal formulation of Irinotecan. Under the terms of the agreement, the Company’s exercise of the option resulted in amounts due to the Canadian company of $85,000 (Canadian) comprised of the option exercise price and reimbursement to the Canadian company for past patent costs, which was expensed in the Company’s fiscal year ended April 30, 2011. The Company satisfied this obligation during fiscal 2012. On the first anniversary of the agreement (March 2012), an additional license fee of $45,000 (Canadian) became due, which was recognized as a liability as of April 30, 2012 and was satisfied during the year ended April 30, 2013. Commencing with the second anniversary of the agreement (March 2013), the Company is obligated to pay a minimum annual royalty of $10,000 (Canadian), unless the agreement were terminated by either party in advance of the anniversary date. Under the terms of the license agreement, the Company will be required to pay up to $3.0 million in development milestones, if achieved. Upon commercialization, the Company would also be required to make royalty and sales milestone payments based upon revenues. As of April 30, 2013 the Company has accrued for the annual royalty payment of $10,000 (Canadian).

CHAMPIONS ONCOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6. Share-Based Payments

Stock-based compensation in the amount of $2.4 million and $3.3 million was recognized for the years ended April 30, 2013 and 2012, respectively.  Stock-based compensation costs were recorded as follows (in thousands):

	Year Ended April 30,
	2013	2012

General and administrative	$1,984	$3,009
Sales and marketing	263	240
Research and development	37	39
TOS cost of sales	20	10
POS cost of sales	72	25

Total stock-based compensation expense	$2,376	$3,323

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

CHAMPIONS ONCOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Option Grants

Black-Scholes assumptions used to calculate the fair value of options granted during the years ended April 30, 2013 and 2012 were as follows:

	Year Ended April 30,
	2013	2012

Expected term in years	3.0 - 6.0	3.0 - 6.0
Risk-free interest rates	0.7% to 1.3%	0.4% - 2.3%
Volatility	88% - 104%	90% - 108%
Dividend yield	0%	0%

The weighted average fair value of stock options granted during the years ending April 30, 2013 and 2012, was $0.41 and $0.58, respectively. The Company’s stock options activity and related information as of and for the years ended April 30, 2013 and 2012 is as follows (dollars in thousands):

					Weighted
				Weighted	Average
		Directors		Average	Remaining	Aggregate
	Non-	and		Exercise	Contractual	Intrinsic
	Employees	Employees	Total	Price	Life (Years)	Value

Outstanding, May 1, 2012	1,410,000	13,456,038	14,866,038	$0.88	7.6	$-
Granted	130,000	611,250	741,250	0.41
Exercised	-	-	-	-
Canceled	-	(25,000)	(25,000)	0.62
Forfeited	-	(551,250)	(551,250)	0.72
Expired	(775,000)	(365,833)	(1,140,833)	0.95

Outstanding, April 30, 2013	765,000	13,125,205	13,890,205	0.85	7.0	$89,000

Vested and expected to
vest as of April 30, 2013	765,000	13,125,205	13,890,205		7.0	$89,000

Exercisable as of
30-Apr-13	458,334	10,886,120	11,344,454	0.86	6.9	$54,000

					Weighted
				Weighted	Average
		Directors		Average	Remaining	Aggregate
	Non-	and		Exercise	Contractual	Intrinsic
	Employees	Employees	Total	Price	Life (Years)	Value

Outstanding, May 1, 2011	1,610,000	12,710,948	14,320,948	$0.88	8.4	$1,780
Granted	115,000	1,380,000	1,495,000	0.77
Exercised	(50,000)	-	(50,000)	0.17
Forfeited	-	(348,581)	(348,581)	0.94
Expired	(265,000)	(286,329)	(551,329)	0.60

Outstanding, April 30, 2012	1,410,000	13,456,038	14,866,038	0.88	7.6	$-

Vested and expected to
vest as of April 30, 2012	1,410,000	13,456,038	14,866,038	0.88	7.6	$-

Exercisable as of
30-Apr-12	1,241,667	6,502,163	7,743,830	0.89	6.8	$-

CHAMPIONS ONCOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Included in the balances outstanding in the tables above are 10,000,000 options granted to the Company’s Chief Executive Officer and its President at the time of commencement of their employment in fiscal 2011, of which 5,000,000 contain only service-based vesting provisions and 5,000,000 contain both service and performance-based vesting provisions.  The service-based provisions of these options provide for vesting to occur monthly over a period of three years.  The performance-based conditions, which must be met prior to vesting to occur include: (i) closing of one or more financings of the Company in the aggregate amount of at least $5,000,000; (ii) bringing in new Company management; (iii) launching of personalized medicine (oncology) business; and (iv) commencing implementation of the Company’s business plan.   The service-based options, like all of the Company’s service-based options, are expensed on a straight-line basis.  Since the straight-line method is not available for performance or market-based share-based payments, the 5,000,000 performance-based options are being expensed on an accelerated basis.  The Company’s Board of Directors determined that in April 2011 each of the performance conditions under the awards were met.

Restricted Stock Grants

A summary of the activity related to restricted stock grants for the years ended April 30, 2013 and 2012 is as follows (dollars in thousands):

	2013		2012
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Total	Fair Value	Total	Fair Value
	Shares	Per Share	Shares	Per Share

Nonvested, beginning of period	25,000	$0.75	100,000	$0.90
Granted	100,000	0.30	50,000	0.75
Vested	(75,000)	0.45	(125,000)	0.87
Forfeited	-	-	-
Expired	-	-	-

Nonvested, end of period	50,000	0.30	25,000	0.75

The total fair value of shares vested during the years ended April 30, 2013 and 2012 was $34,000 and $84,000, respectively. As of April 30, 2013, there was $15,000 of unrecognized stock compensation expense related to nonvested restricted stock awards. This cost is expected to be recognized over a weighted average period of 0.5 years.

Stock Purchase Warrants

As of April 30, 2013, the Company had warrants outstanding for the purchase of 3,276,667 shares of its common stock, all of which were exercisable. Of these warrants, 1,266,667 were issued in connection with the April 2011 Private Placement and 1,860,000 were issued in connection with the January 2013 Private Placement and are accounted for as liabilities as further discussed in Note 7. The remaining 150,000 warrants are accounted for as equity instruments and expire July 31, 2014. Activity related to these warrants, which expire at various dates through April 2016, is summarized as follows (dollars in thousands):

CHAMPIONS ONCOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, May 1, 2012	1,416,667	$0.50	3.8	$-
Granted	1,860,000	0.66	4.8
Exercised	-	-
Forfeited	-	-
Expired	-	-

Outstanding, April 30, 2013	3,276,667	$0.61	3.9	$-

Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, May 1, 2011	1,912,019	$0.73	3.7	$524
Granted	-	-
Exercised	(495,352)	0.20		234
Forfeited	-	-
Expired	-	-

Outstanding, April 30, 2012	1,416,667	$0.91	3.8	$-

Note 7. Redeemable Common Stock and Stock Purchase Warrants

On January 28, 2013, the Company entered into a Securities Purchase Agreement with several accredited investors for the sale of an aggregate 18,600,000 shares of the Company’s Common Stock at a purchase price of $0.50 per share, for aggregate proceeds of $9.3 million (net proceeds of $9.1 million due to issuance costs), $0.5 million of which was sold to officers and directors of the Company. This private placement transaction closed on January 28, 2013 (the “January 2013 Private Placement”). As part of this transaction, the Company also issued warrants to purchase an aggregate 1,860,000 shares of Common Stock at an exercise price of $0.66 per share. These warrants expire five years after the closing date . The Company also entered into an Amended and Restated Registration Rights Agreement on January 28, 2013 that provided certain registration rights with respect to the shares of Common Stock issued and the shares of Common Stock issuable upon exercise of the warrants. Furthermore, certain investors will have the right to require the Company to redeem the purchased common shares held by all of the investors (the “January 2013 Private Placement Put Option”) for cash of $0.50 per share upon a change of control or sale or exclusive license of substantially all of the Company’s assets. The January 2013 Private Placement Put Option will terminate upon the achievement of certain financial milestones by the Company, the sale of 25% of the common shares purchased by an investor, with respect only to the shares owned by such investor, or in certain other circumstances as outlined in the Securities Purchase Agreement for the January 2013 Private Placement. The January 2013 Private Placement investors also have certain participation rights with respect to future financings of the Company. The terms of the January 2013 Private Placement resulted in the issuance of an additional 1,064,658 common shares to the investors of the April 2011 Private Placement under the anti-dilution protections granted such investors, which are discussed below.

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

CHAMPIONS ONCOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Due to the April 2011 Private Placement Put Option and the January 2013 Private Placement Put Option described above, the Company has accounted for the Common Stock for the April 2011 Private Placement and January 2013 Private Placement as temporary equity, which is reflected under the caption “redeemable common stock” on the accompanying consolidated balance sheets. The total amount allocated to the redeemable common stock was $8.8 million for the January 2013 Private Placement and $8.2 million for the April 2011 Private Placement. For the January 2013 Private Placement, this allocation is equal to the total proceeds of $9.3 million less the amount allocated to the warrants of $0.4 million and is also net of the direct and incremental costs associated with the January 2013 Private Placement of $0.2 million. For the April 2011 Private Placement, this allocation is equal to the total proceeds of $9.4 million, less the amount allocated to the warrants of $0.9 million and is also net of direct and incremental costs associated with the April 2011 Private Placement of $0.3 million.

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

The Company has accounted for the warrants issued in connection with the April 2011 Private Placement and January 2013 Private Placement as a liability based on the exercise price reset provisions described above. This liability, which is recorded at fair value on the accompanying consolidated balance sheets, totaled $0.8 million at the time of the close of the January 2013 Private Placement Agreement. As of April 30, 2013 and 2012, the fair value of these warrants was $1.05 million and $0.6 million, respectively. The change in fair value of these warrants has been, and will be, recognized as other income (expense) on the Company’s consolidated statements of operations. The fair value of these warrants was calculated by the Monte Carlo simulation valuation method. Assumptions used to calculate the fair value of these warrants were as follows:

	Year Ended April 30,
	2013	2012
Expected term in years	2.9 - 4.7	3.9
Risk-free interest rates	0.30%	0.60%
Volatility	95% - 98%	102%
Dividend yield	0%	0%

In addition to the assumptions above, the Company also takes into consideration whether or not the Company would participate in another round of financing and if that financing is registered or not and what that stock price would be for the financing at that time.

The Company will continue to adjust the warrant liability for changes in fair value until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders' equity, or expiration of the warrants. During fiscal 2013, the Company changed its method used to calculate expected volatility from an index, which was based on the Company’s historic volatility and certain comparable guideline companies, to the use of only the Company’s historic volatility which had an immaterial effect on the financial statements.

The Company has granted demand registration rights in connection with the investment in common shares and the common shares underlying the warrants for both the April 2011 Private Placement and January 2013 Private Placement. These rights include the requirement of the Company to file certain registration statements within a specified time period and to have these registration statements declared effective within a specified time period. If the Company is not able to comply with these registration requirements, the Company will be required to pay cash penalties equal to 1.0% of the aggregate Purchase Price paid by the investors for each 30-day period in which a Registration Default, as defined in the Securities Purchase Agreement, exists. These penalties are subject to a 10% limit of the aggregate Purchase Price paid by the investors. The Company may become subject to these penalty provisions if it fails to have a registration statement for the common shares declared effective, or to maintain the effectiveness of such registration statement. The total amount of potential penalties under this registration payment arrangement ranges from $50,000 to $130,000 for each 30-day period in which a registration default exists; however, as of April 30, 2013 and through the date of this filing, the Company does not believe these penalties to be probable and accordingly, has not established an accrual for such registration payment arrangements.

CHAMPIONS ONCOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8. Stockholders’ Equity

Common Stock

On February 18, 2011, the Company’s Board of Directors approved the amendment and restatement of the Company’s Certificate of Incorporation (or “Charter”) and submitted the amended and restated Charter to the Company’s shareholders for approval.  On February 18, 2011, shareholders owning a majority of the issued and outstanding shares of the Company executed a written consent approving the amended and restated Charter.  The amended and restated Charter was filed with the Secretary of State of the State of Delaware on April 4, 2011. Among other changes, the amended and restated Charter changes the name of the Company to “Champions Oncology, Inc.” and increases the authorized shares which the Company may issue from 50,000,000 shares of Common Stock to 125,000,000 shares of Common Stock.

Note 9. Provision for Income Taxes

The components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended April 30, 2013
	Federal	State	Foreign	Total

Current	$-	$2	$8	$10
Deferred	(2,258)	(196)	-	(2,454)
Change in valuation allowance	2,258	196	-	2,454

Total	$-	$2	$8	$10

	Year Ended April 30, 2012
	Federal	State	Foreign	Total

Current	$-	$1	$(3)	$(2)
Deferred	(2,523)	(172)	(68)	(2,763)
Change in valuation allowance	2,523	172	68	2,763

Total	$-	$1	$(3)	$(2)

A reconciliation between the Company’s effective tax rate and the United States statutory tax rate for the years ended April 30, 2013 and 2012 is as follows:

	Year Ended April 30,
	2013	2012

Federal income tax at statutory rate	34.0%	34.0%
State income tax, net of federal benefit	2.6	2.3
Permanent differences	(0.5)	1.5
Other	1.6	(3.0)
Change in valuation allowance	(39.6)	(31.9)
Changes in tax rates	1.7	(2.9)

Income tax expense	(0.2)%	-%

CHAMPIONS ONCOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities as of April 30, 2013 and 2012 consist of the following (in thousands):

	As of April 30,
	2013	2012

Accrued liabilities	$89	$62
Depreciation and amortization	51	80
State taxes	7	5
Stock-based compensation expense	3,582	2,685
Capitalized research and development costs	688	798
Foreign net operating loss carry-forward	365	265
Net operating loss carry-forward	4,144	2,478

Total deferred tax assets	8,926	6,373
Less: Valuation allowance	(8,926)	(6,373)

Net deferred tax asset	$-	$-

Management has evaluated the available evidence about future tax planning strategies, taxable income and other possible sources of realization of deferred tax assets and has established a full valuation allowance against its net deferred tax assets as of April, 30, 2013 and 2012.  For the years ended April 30, 2013 and 2012, the Company recorded a valuation allowance of $8,948,000 and $6,373,000, respectively.  The increase in valuation allowance from fiscal year 2012 to 2013 is due to deferred tax assets generated relative to stock compensation and net operating loss carryforwards.  The Company has established a valuation allowance against its deferred tax assets as it is currently more-likely-than-not that all or a portion of a deferred tax asset will not be realized.  The valuation allowance reduces deferred tax assets to an amount that management believes will more likely than not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, the Company takes into account all evidence with regard to the utilization of a deferred tax asset including past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

As of April 30, 2013 and 2012, the Company’s estimated U.S. net operating loss carry-forwards were approximately $11,216,000 and $6,825,000, respectively.  As of April 30, 2013 and 2012, the Company’s foreign net operating loss carry-forward was approximately $1,744,000 and $1,138,000, respectively.  The Company’s federal and state net operating losses begin expiring in 2029.

The Company files income tax returns in various jurisdictions with varying statues of limitations.  As of April 30, 2013, the earliest tax year still subject to examination for state purposes is fiscal 2010.  The Company’s tax years for periods ending April 30, 2000 and forward are subject to examination by the United States and certain states due to the carry-forward of unutilized net operating losses.

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

CHAMPIONS ONCOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consulting Services

During the years ended April 30, 2013 and 2012, the Company paid one of its former directors and former Chief Executive Officer, $30,000 and $18,000, respectively, in consulting fees. During the years ended April 30, 2013 and 2012, the Company paid certain members of its Board of Directors $160,000 and $141,000, respectively, for consulting services unrelated to their duties as board members. During the year ended April 30, 2013, the Company paid a substantial stockholder and former member of its Board of Directors $3,000 for consulting services. No such payment was made during the year ended April 30, 2012. During the year ended April 30, 2013, the Company paid a board member’s company $8,300 for consulting services. No such payment was made during the year ended April 30, 2012. All of the amounts paid to these related parties have been expensed.

Revenue

During the year ended April 30, 2013, the Company earned no revenues through related party transactions. During the year ended April 30, 2012, the Company recognized $20,000 in revenues from a company whose board member was also a former member of the Company’s Board of Directors.

Private Placement

During the years ended April 30, 2013, the Company sold an aggregate of 1,000,000 shares of common stock at a price of $0.50 per share and warrants to purchase an aggregate of 100,000 additional shares of common stock at an exercise price of $0.66 per share to two of its officers and directors in the January 2013 Private Placement described in Note 7 above.

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

Year Ended April 30, 2013	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$2,390	$5,933	$-	$8,323
Direct cost of services	(2,604)	(2,637)	-	(5,241)
Sales and marketing costs	(1,496)	(938)	-	(2,434)
Other operating expenses	(134)	(1,753)	(2,606)	(4,493)
Stock compensation expense (1)	-	-	(2,376)	(2,376)

Segment profit (loss)	$(1,844)	$605	$(4,982)	$(6,221)

CHAMPIONS ONCOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year Ended April 30, 2012	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$2,332	$4,817	$-	$7,149
Direct cost of services	(2,331)	(2,533)	-	(4,864)
Sales and marketing costs	(1,752)	(936)	-	(2,688)
Other operating expenses	-	(2,898)	(2,441)	(5,339)
Stock compensation expense (1)	-	-	(3,323)	(3,323)

Segment loss	$(1,751)	$(1,550)	$(5,764)	$(9,065)

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

Note 12. Supplemental Schedule of Cash Flow Information

Supplemental cash flow information is as follows (in thousands):

	Year Ended April 30,
	2013	2012
Supplemental cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

Supplemental disclosure of non-cash investing and
financing activities:
Purchases of property and equipment included in accounts payable	-	192

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

