Form 10-Q
period 2013-07-31
CHAMPIONS ONCOLOGY, INC.
filed 2013-09-13
CIK 771856

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2013
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

The number of Common Shares of the Registrant outstanding as of August 31, 2013 was 66,852,100.

DOCUMENTS INCORPORATED BY REFERENCE - None

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHAMPIONS ONCOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	July 31,	April 30,
	2013	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,365	$9,561
Accounts receivable, net	1,784	500
Prepaid expenses and other current assets	255	315

Total current assets	9,404	10,376

Restricted cash	193	192
Property and equipment, net	404	414
Goodwill	669	669

Total assets	$10,670	$11,651

LIABILITIES, REDEEMABLE COMMON STOCK
AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$976	$1,204
Accrued liabilities	340	611
Deferred revenue	859	1,114

Total current liabilities	2,175	2,929

Warrant liability	2,508	1,046

Total liabilities.	4,683	3,975

Commitments and contingencies

Redeemable common stock; $0.001 par value; 31,133,333 contingently puttable common shares outstanding as of July 31, 2013 and April 30, 2013	16,882	16,882

Stockholders' equity:
Preferred stock, $10 par value; 56,075 shares authorized; no shares issued and outstanding as of July 31, 2013 and April 30, 2013	-	-
Common stock, $.001 par value; 125,000,000 shares authorized, including redeemable common stock, 38,955,003 shares issued and 35,718,767 shares outstanding as of July 31, 2013 and April 30, 2013	39	39
Treasury stock, at cost, 3,236,000 common shares as of July 31, 2013 and April 30, 2013	(1,252)	(1,252)
Additional paid-in capital	24,133	23,580
Accumulated deficit	(33,704)	(31,473)
Accumulated other comprehensive loss	(111)	(100)

Total stockholders' deficit	(10,895)	(9,206)

Total liabilities, redeemable common stock and stockholders' deficit	$10,670	$11,651

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands Except Per Share Amounts)

	Three Months Ended July 31,
	2013	2012
Operating revenue:
Personalized oncology solutions	$622	$918
Translational oncology solutions	2,398	1,188

Total operating revenue	3,020	2,106

Costs and operating expenses:
Cost of personalized oncology solutions	793	772
Cost of translational oncology solutions	878	699
Research and development	402	387
Sales and marketing	642	709
General and administrative	1,071	1,138

Total costs and operating expenses	3,786	3,705

Loss from operations	(766)	(1,599)

Other (expense) income:
Change in fair value of warrant liability	(1,462)	285
Other expense	(1)	(6)

Total other (expense) income	(1,463)	279

Loss before provision for income taxes	(2,229)	(1,320)
Provision for income taxes	3	3

Net loss	$(2,229)	$(1,323)

Net loss per common share outstanding, including redeemable common stock, basic and diluted	$(0.03)	$(0.03)

Weighted average common shares outstanding, including redeemable common stock, basic and diluted	66,852,100	47,067,000

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in Thousand)

Net loss	$(2,229)	$(1,323)
Foreign currency translation adjustment	(11)	25

Comprehensive loss	$(2,240)	$(1,298)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Three Months Ended July 31,
	2013	2012
Operating activities:
Net loss	$(2,232)	$(1,323)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	552	739
Depreciation expense	50	54
Change in fair value of warrant liability	1,462	(285)
Changes in operating assets and liabilities:
Accounts receivable	(1,284)	(55)
Prepaid expenses, deposits and other	59	(3)
Accounts payable	(227)	(385)
Accrued liabilities	(270)	(281)
Deferred revenue	(254)	(267)

Net cash used in operating activities	(2,144)	(1,806)

Investing activities:
Purchase of property and equipment	(40)	(19)

Net cash used in investing activities	(40)	(19)

Financing activities:
Proceeds from exercise of options and warrants	-	-

Net cash used in financing activities	-	-

Exchange rate effect on cash and cash equivalents	(12)	25

Decrease in cash and cash equivalents	(2,196)	(1,800)
Cash and cash equivalents, beginning of period	9,561	4,716

Cash and cash equivalents, end of period	$7,365	$2,916

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization, Use of Estimates and Basis of Presentation

Champions Oncology, Inc. or the Company, is engaged in the development of advanced technology solutions and products to personalize the development and use of oncology drugs. The Company’s TumorGraft Technology Platform is a novel approach to personalizing cancer care, based upon the implantation of human tumors in immune-deficient mice. The Company uses this technology, in conjunction with related services, to offer solutions for two customer groups:

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

The Company has three operating subsidiaries: Champions Oncology (Israel), Limited, Champions Biotechnology U.K., Limited and Champions Oncology Singapore, PTE LTD. To date, there have been no material revenues earned by these subsidiaries.

The financial statements of the Company’s foreign subsidiaries, all of which have a functional currency other than the U.S. dollar, have been translated into the U.S. dollar for the Company’s consolidated financial statements for each period being presented. Translation gains and losses are recognized as a component of accumulated other comprehensive loss in the accompanying consolidated balance sheets. Transaction gains and losses are recognized in earnings. The Company is subject to foreign exchange rate fluctuations in connection with the Company’s international operations.

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission or the SEC. All significant intercompany transactions and accounts have been eliminated. All figures are presented in thousands of U.S. dollars, except share data, or except where expressly stated otherwise. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States or GAAP has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in the Company’s annual consolidated financial statements for the year ended April 30, 2013, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 30, 2013.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Basic loss per share is calculated by dividing loss available to common shareholders by the weighted average number of common shares (including redeemable common stock) outstanding for the year.  Diluted loss per share is calculated based on the weighted average number of common shares (including redeemable common stock) outstanding for the year, plus the dilutive effect of common stock purchase warrants, stock options and restricted stock units using the treasury stock method.  Contingently issuable shares are included in the calculation of basic earnings per share when all contingencies surrounding the issuance of the shares are met and the shares are issued or issuable.  Contingently issuable shares are included in the calculation of dilutive earnings per share as of the beginning of the reporting period if, at the end of the reporting period, all contingencies surrounding the issuance of the shares are satisfied or would be satisfied if the end of the reporting period were the end of the contingency period.  Due to the net losses for the three months ended July 31, 2013 and 2012, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects the total potential share-based instruments outstanding at July 31, 2013 and 2012 that could have an effect on the future computation of dilution per common share:

	Three Months Ended July 31,
	2013	2012

Stock options	14,161,455	15,103,955
Warrants	3,276,667	1,416,667
Restricted stock	25,000	12,500

Total common stock equivalents	17,463,122	16,533,122

Note 2. Property and Equipment

Property and equipment is recorded at cost and consists of laboratory equipment, furniture and fixtures, and computer hardware and software. Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets ranging from three to seven years. Property and equipment consisted of the following (in thousands):

	July 31,	April 30,
	2013	2013
	(unaudited)
Furniture and fixtures	$59	$59
Computer equipment and software	589	549
Laboratory equipment	179	179
Leasehold improvements	2	2

Total property and equipment	829	789
Less: Accumulated depreciation	(425)	(375)

Property and equipment, net	$404	$414

Depreciation expense was $50,000 and $54,000 for the three months ended July 31, 2013 and 2012, respectively.

Note 3. Share-Based Payments

The Company has in place a 2010 Equity Incentive Plan and a 2008 Equity Incentive Plan both of which are described in more detail in the Company’s 2013 Proxy Statement on Schedule 14A. In general, these plans provide for stock-based compensation in the form (i) Non-statutory Stock Options; (ii) Restricted Stock Awards; and (iii) Stock Appreciation Rights to the Company’s employees, directors and non-employees. The plans also provide for limits on the aggregate number of shares that may be granted, the term of grants and the strike price of option awards.

Stock-based compensation in the amount of $552,000 and $739,000 was recognized for the three months ended July 31, 2013 and 2012, respectively.  Stock-based compensation expense was recognized as follows (in thousands):

	Three Months Ended July 31,
	2013	2012

General and administrative	419	570
Sales and marketing	63	82
Research and development	13	24
TOS cost of sales	8	8
POS cost of sales	49	55

Total stock-based compensation expense	552	739

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Option Grants

Black-Scholes assumptions used to calculate the fair value of options granted during the three months ended July 31, 2013 and 2012 were as follows (in thousands):

	Three Months Ended July 31,
	2013	2012

Expected term in years	6.0	6.0
Risk-free interest rates	1.38% to 1.91%	0.8% to 0.9%
Volatility	96.4% to 100.6%	98.5% to 98.8%
Dividend yield	0%	0%

The weighted average fair value of stock options granted during the three months ended July 31, 2013 and 2012 was $0.40 and $0.54, respectively. The Company’s stock options activity for the three months ended July 31, 2013 is as follows:

					Weighted
				Weighted	Average
		Directors		Average	Remaining	Aggregate
	Non-	and		Exercise	Contractual	Intrinsic
	Employees	Employees	Total	Price	Life (Years)	Value

Outstanding, May 1, 2013	765,000	13,125,205	13,890,205	$0.85	7.0	$89,000
Granted	-	310,000	310,000	0.53
Forfeited	-	(12,500)	(12,500)	0.50
Expired	-	(26,250)	(26,250)	0.75

Outstanding, July 31, 2013	765,000	13,396,455	14,161,455	0.85	6.8	3,062,000

Vested and expected to vest as of July 31, 2013	765,000	13,396,455	14,161,455	0.85	6.8	3,062,000

Exercisable as of July 31, 2013	488,334	12,077,370	12,565,704	0.85	6.7	2,703,000

Included in the balances outstanding in the table above are 10,000,000 options granted to the Company’s Chief Executive Officer and its President at the time of commencement of their employment in fiscal 2011, of which 5,000,000 contain only service-based vesting provisions and 5,000,000 contain both service and performance-based vesting provisions.  The service-based provisions of these options provide for vesting to occur monthly over a period of three years.  The performance-based conditions, which had to be met prior to vesting to occur include: (i) closing of one or more financings of the Company in the aggregate amount of at least $5,000,000; (ii) bringing in new Company management; (iii) launching of personalized medicine (oncology) business; and (iv) commencing implementation of the Company’s business plan.   The service-based options, like all of the Company’s service-based options, are expensed on a straight-line basis.  Since the straight-line method is not available for performance or market-based share-based payments, the 5,000,000 performance-based options are being expensed on an accelerated basis.  The Company’s Board of Directors determined that in April 2011 each of the performance conditions under the awards were met.

Subsequent to  July 31, 2013, but prior to the issuance of this Form 10Q, the company granted approximately 1.3 million options to certain employees for a weighted average exercise price of $1.33.

Restricted Stock Grants

A summary of the activity related to restricted stock grants is as follows (in thousands):

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Weighted
		Average
		Grant Date
	Total	Fair Value
	Shares	Per Share

Nonvested, May 1, 2013	50,000	$0.30
Granted	-	-
Vested	(25,000)	0.30
Forfeited	-	-
Expired	-	-

Nonvested as of July 31, 2013	25,000	0.30

The aggregate fair value of shares vested during the three months ended July 31, 2013 and 2012 was $7,500 and $5,000, respectively.

Stock Purchase Warrants

As of July 31, 2013 and April 30, 2013, the Company had warrants outstanding for the purchase of 3,276,667 shares of its common stock, respectively, all of which were exercisable. Of these warrants, 1,266,667 were issued in connection with the April 2011 Private Placement and 1,860,000 were issued in connection with the January 2013 Private Placement and are accounted for as liabilities as further discussed in Note 4. The remaining 150,000 warrants are accounted for as equity instruments and expire July 31, 2014. Activity related to these warrants, which expire at various dates through April 2016, is summarized as follows (dollars in thousands):

Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, May 1, 2013	3,276,667	$0.61	3.9	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-

Outstanding, July 31, 2013	3,276,667	$0.61	3.7	$1,462,000

Note 4. Redeemable Common Stock and Stock Purchase Warrants

On January 28, 2013, the Company entered into a Securities Purchase Agreement with several accredited investors for the sale of an aggregate 18,600,000 shares of the Company’s Common Stock at a purchase price of $0.50 per share, for aggregate proceeds of $9.3 million (net proceeds of $9.1 million due to issuance costs), $0.5 million of which was sold to officers and directors of the Company. This private placement transaction closed on January 28, 2013 . As part of this transaction, the Company also issued warrants to purchase an aggregate 1,860,000 shares of Common Stock at an exercise price of $0.66 per share. These warrants expire five years after the closing date. The Company also entered into an Amended and Restated Registration Rights Agreement on January 28, 2013 that provided certain registration rights with respect to the shares of Common Stock issued and the shares of Common Stock issuable upon exercise of the warrants. Furthermore, certain investors will have the right to require the Company to redeem the purchased common shares held by all of the investors for cash of $0.50 per share upon a change of control or sale or exclusive license of substantially all of the Company’s assets. The January 2013 Private Placement Put Option will terminate upon the achievement of certain financial milestones by the Company, the sale of 25% of the common shares purchased by an investor, with respect only to the shares owned by such investor, or in certain other circumstances as outlined in the Securities Purchase Agreement for the January 2013 Private Placement. The January 2013 Private Placement investors also have certain participation rights with respect to future financings of the Company. The terms of the January 2013 Private Placement resulted in the issuance of an additional 1,064,658 common shares to the investors of the April 2011 Private Placement under the anti-dilution protections granted such investors, which are discussed below.

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On March 24, 2011, the Company entered into a Securities Purchase Agreement with several accredited investors for the sale of an aggregate 12,533,333 shares of the Company’s Common Stock at a purchase price of $0.75 per share, for aggregate proceeds of $9.4 million, $0.5 million of which was sold to officers and directors of the Company. This private placement transaction closed April 4, 2011 . As part of this transaction, the Company also issued warrants to purchase an aggregate 1,266,667 shares of Common Stock at an exercise price of $0.90 per share. These warrants expire five years after the closing date. The Securities Purchase Agreement governing the April 2011 Private Placement contains certain anti-dilution protections for the investors. The Amended and Restated Registration Rights Agreement referenced above provides certain registration rights with respect to the shares of Common Stock issued and the shares of Common Stock issuable upon exercise of the warrants. Furthermore, certain investors have the right to require the Company to redeem the purchased common shares held by all of the investors for cash for $0.75 per share upon a change of control or sale or exclusive license of substantially all of the Company’s assets. The April 2011 Private Placement Put Option will terminate upon the achievement of certain financial milestones by the Company, the sale of 25% of the common shares purchased by an investor, with respect only to the shares owned by such investor, or in certain other circumstances as outlined in the Securities Purchase Agreement for the April 2011 Private Placement.

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

The Company has accounted for the warrants issued in connection with the April 2011 Private Placement and January 2013 Private Placement as a liability based on the exercise price reset provisions described above. This liability, which is recorded at fair value on the accompanying consolidated balance sheets, totaled $0.8 million at the time of the close of the January 2013 Private Placement Agreement. As of July 31, 2013 and April 30, 2013, the fair value of these warrants was $2.51 million and $1.05 million, respectively. The change in fair value of these warrants has been, and will be, recognized as other income (expense) on the Company’s consolidated statements of operations. The fair value of these warrants was calculated by the Monte Carlo simulation valuation method. Assumptions used to calculate the fair value of these warrants were as follows:

	July 31,	April 30,
	2013	2013

Expected term in years	2.7 & 4.5	2.9 & 4.7
Risk-free interest rates	0.5% & 1.18%	0.3%
Volatility	89% & 102%	95% & 98%
Dividend yield	0%	0%

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

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has granted demand registration rights in connection with the investment in common shares and the common shares underlying the warrants for both the April 2011 Private Placement and January 2013 Private Placement. These rights include the requirement of the Company to file certain registration statements within a specified time period and to have these registration statements declared effective within a specified time period. If the Company is not able to comply with these registration requirements, the Company will be required to pay cash penalties equal to 1.0% of the aggregate Purchase Price paid by the investors for each 30-day period in which a Registration Default, as defined in the Securities Purchase Agreement, exists. These penalties are subject to a 10% limit of the aggregate Purchase Price paid by the investors. The Company may become subject to these penalty provisions if it fails to have a registration statement for the common shares declared effective, or to maintain the effectiveness of such registration statement. The total amount of potential penalties under this registration payment arrangement ranges from $50,000 to $130,000 for each 30-day period in which a registration default exists; however, as of July 31, 2013 and April 30, 2013, and through the date of this filing, the Company does not believe these penalties to be probable and accordingly, has not established an accrual for such registration payment arrangements.

Note 5. Related Party Transactions

Related party transactions include transactions between the Company and its shareholders, management, or affiliates.  The following transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

Consulting Services

During the three months ended July 31, 2013 and 2012, the Company paid one of its directors and former Chief Executive Officer, $0 and $30,000, respectively, in consulting fees.  During the three months ended July 31, 2013 and 2012, the Company paid certain members of its Board of Directors $37,500 and $48,000, respectively, for consulting services unrelated to their duties as board members.

Note 6. Commitments and Contingencies

Operating Leases

As of April 30, 2013, we lease the following facilities under non-cancelable operating lease agreements:

•	One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in April 2014. The Company recognized $17,000 and $17,000 of rental costs relative to this lease for the three months ended July 31, 2013 and 2012, respectively.

•	855 North Wolfe Street, Suite 619, Baltimore, Maryland 21205, which consists of laboratories and office space where the Company conducts operations related to its primary service offerings. This lease expires in April 2014. The Company recognized $22,000 and $16,000 of rental costs relative to this lease for the three months ended July 31, 2013 and 2012, respectively.

•	17 Hatidhar Street, Ra’anana, Israel, which served as office headquarters for Champions Oncology, Israel. The Company recognized $5,600 and $7,000 of rental costs relative to this lease for the three months ended July 31, 2013 and 2012, respectively. This lease expired in July 2013 and was not renewed. Following the expiration of this lease, the Company utilizes office space from one of its stockholders.

•	57 Mohamed Sultan Road, Singapore, which serves as office headquarters for Champions Oncology, Singapore. The lease expires in January 2014. We incurred $1,400 and nil of rental expense for the three months ended July 31, 2013 and 2012, respectively.

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Legal Matters

The Company is not currently party to any legal matters to its knowledge. The Company is not aware of any other matters that would have a material impact on the Company’s financial position or results of operations.

Registration Payment Arrangements

The Company has entered into an Amended and Restated Registration Rights Agreement in connection with the April 2011 Private Placement and January 2013 Private Placement and is discussed more fully in Note 4. This Amended and Restated Registration Rights Agreement contains provisions that may call for the Company to pay penalties in certain circumstances. This registration payment arrangement primarily relates to the Company’s ability to file a registration statement within a particular time period, have a registration statement declared effective within a particular time period and to maintain the effectiveness of the registration statement for a particular time period. The Company does not believe it is probable that penalty payments will be made for the Amended and Restated Registration Rights Agreement discussed in Note 4 and, accordingly, has not accrued for such potential penalties as of July 31, 2013 and April 30, 2013.

Note7. Licensing Agreements

In February 2010, the Company entered into an exclusive option agreement with a Canadian company. The option agreement granted the Company the exclusive right to review Irinophore C, a nanoparticle drug compound, for the treatment of various forms of cancer, including melanoma, prostate, breast, and lung cancer through April 2011. During the option year, the Company performed various TumorGraft tests on the nanoparticle compound. In March 2011, the Company exercised its option to license Irinophore C, a liposomal formulation of Irinotecan. On the first anniversary of the agreement (March 2012), an additional license fee of $45,000 (Canadian) became due, which was recognized as a liability as of April 30, 2012 and was satisfied during the year ended April 30, 2013. Commencing with the second anniversary of the agreement (March 2013), the Company is obligated to pay a minimum annual royalty of $10,000 (Canadian), unless the agreement were terminated by either party in advance of the anniversary date. Under the terms of the license agreement, the Company will be required to pay up to $3.0 million in development milestones, if achieved. The Company does not believe development milestones will be achieved within the next 12 months. Upon commercialization, the Company would also be required to make royalty and sales milestone payments based upon revenues. As of July 31, 2013 and April 30, 2013 the Company has accrued for the annual royalty payment of $10,000 (Canadian).

Note 8. Cephalon Agreement

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

On November 30, 2012, Cephalon exercised the option to pay this one-time fee of $880,000 to the Company, in lieu of any future milestone or royalty payments, for one compound tested under the agreement described above. Written notice was provided to the Company on December 3, 2012 and payment was received on December 19, 2012. This fee has been recognized as revenue during the third quarter of fiscal 2013. As of July 31, 2013, the remaining compound is still being evaluated.

During fiscal 2013, the agreement with Cephalon was amended to perform additional work for an increased fee of $277,000. As models, along with required reports, are delivered, revenue is recognized on a proportionate basis in accordance with the Company’s revenue recognition policies. Revenues of $101,000 and $177,000 were recognized during the three months ended July 31, 2013 and 2012, respectively, which are independent of the $880,000 noted above.

On July 30, 2013, the Company entered into an agreement with Teva Pharmaceutical Industries Ltd., or Teva, pursuant to which the Company agreed to conduct TumorGraft studies on multiple proprietary chemical compounds provided by Teva to determine the activity or response of these compounds in potential clinical indications. Under the agreement, Teva agrees to, pay an upfront payment and, under certain conditions, pay the Company various amounts upon achieving certain milestones, based on the performance of the compounds in preclinical testing and dependent upon testing the compound in clinical settings and obtaining FDA approval. In addition, Cephalon agrees to pay the Company royalties on any commercialized products developed under the agreement. This agreement terminates the collaborative agreement noted above between Cephalon and the Company.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has one liability measured at fair value on a recurring basis, which are warrants that were issued in connection with private placements of the Company’s securities that are discussed more fully in Note 4. As of July 31, 2013 and April 30, 2013, these warrants had an estimated fair value of $2,508,000 and $1,046,000, respectively, which was calculated by the Monte Carlo simulation valuation method using level three inputs. The Company has no assets that are measured at fair value on a recurring basis and there were no assets or liabilities measured at fair value on a non-recurring basis during the three months ended July 31, 2013 and 2012.

The following table presents information about our warrants liability, which was our only financial instrument measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of July 31, 2013 and April 30, 2013 (in thousands):

Balance, May 1, 2013	$(1,046)
Transfers to (from) Level 3	-
Total gains (losses) included in earnings	(1,462)
Purchases, issuances and settlements, net	-

Balance, July 31, 2013	$(2,508)

Note 10. Business Segment Information

The Company operates in two segments, POS and TOS. The accounting policies of the Company’s segments are the same as those described in Note 2 of the Company’s annual financial statements for the year ended April 30, 2013, as filed on Form 10-K. The Company evaluates performance of its segments based on profit or loss from operations before stock compensation expense, depreciation and amortization, interest expense, interest income, gain on sale of assets, special charges or benefits, and income taxes (“segment profit”). Management uses segment profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment, and employee compensation, among other matters. The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

Three Months Ended July 31, 2013	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$622	$2,398	$-	$3,020
Direct cost of services	(744)	(872)	-	(1,614)
Sales and marketing costs	(333)	(246)	-	(579)
Other operating expenses	-	(389)	(652)	(1,041)
Stock- based compensation expense (1)	-	-	(552)	(552)

Segment profit (loss)	$(456)	$891	$(1,204)	$(766)

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Three Months Ended July 31, 2012	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$918	$1,188	$-	$2,106
Direct cost of services	(717)	(691)	-	(1,408)
Sales and marketing costs	(435)	(192)	-	(627)
Other operating expenses	-	(363)	(568)	(931)
Stock- based compensation expense (1)	-	-	(739)	(739)

Segment profit (loss)	$(234)	$(58)	$(1,307)	$(1,599)

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

Note 11. Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the condensed consolidated financial statements and related notes that appear elsewhere in this report and our most recent annual report for the year ended April 30, 2013, as filed on Form 10-K.

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

Forward-looking statements speak only as of the date the statements are made. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2013, as updated in our subsequent reports filed with the SEC, including any updates found in Part II, Item 1A of this or other reports on Form 10-Q. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

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

We plan to continue our efforts to expand our TumorGraft Technology Platform in order to expand our POS and TOS programs. In fiscal 2012, we modified our POS business strategy to focus on growing our core technology products, which includes TumorGraft implants and drug studies. As part of this strategy, which we continued to execute during fiscal 2013 and into fiscal 2014, we lowered our prices for these products to increase the number of patients to whom we sell these products and increase the number of tumors in our TumorBank. We will continue to offer related personalized oncology products, such as the personalized tumor panels and gene sequencing, to our customers; however, we expect future POS revenues to be driven by our core products.

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

On November 30, 2012, Cephalon exercised the option to pay this one-time fee of $880,000 to the Company, in lieu of any future milestone or royalty payments, for one compound tested under the agreement described above. Written notice was provided to the Company on December 3, 2012 and payment was received on December 19, 2012. This fee has been recognized as revenue during the third quarter of fiscal 2013. As of July 31, 2013, the remaining compound is still being evaluated.

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

On July 30, 2013, the Company entered into an agreement with Teva Pharmaceutical Industries Ltd., or Teva, pursuant to which the Company agreed to conduct TumorGraft studies on multiple proprietary chemical compounds provided by Teva to determine the activity or response of these compounds in potential clinical indications. Under the agreement, Teva agrees to, pay an upfront payment and, under certain conditions, pay the Company various amounts upon achieving certain milestones, based on the performance of the compounds in preclinical testing and dependent upon testing the compound in clinical settings and obtaining FDA approval. In addition, Cephalon agrees to pay the Company royalties on any commercialized products developed under the agreement. This agreement terminates the collaborative agreement noted above between Cephalon and the Company.

Operating Results

The following table summarizes our operating results for the periods presented below:

	For the Three Months Ended July 31,
		% of		% of	%
	2013	Revenue	2012	Revenue	Change
Operating revenue:
Personalized oncology solutions	$622	20.6%	$918	43.6%	(32.2)%
Translational oncology solutions	2,398	79.4	1,188	56.4	101.9

Total operating revenue	3,020	100.0	2,106	100.0	43.4

Costs and operating expenses:
Cost of personalized oncology solutions	793	26.3	772	36.7	2.7
Cost of translational oncology solutions	878	29.1	699	33.2	25.6
Research and development	402	13.3	387	18.4	3.9
Sales and marketing	642	21.3	709	33.7	(9.4)
General and administrative	1,071	35.5	1,138	53.9	(5.9)

Total costs and operating expenses	3,786	125.4	3,705	175.9	2.2

Operating loss	$(766)	(25.4)%	$(1,599)	(75.9)%	(52.1)

Operating Revenues

Operating revenues were $3.0 million and $2.1 million for the three months ended July 31, 2013 and 2012, respectively, an increase of $0.9 million or 43.4%.

POS revenues were $0.6 million and $0.9 million for the three months ended July 31, 2013 and 2012, respectively, a decrease of $0.3 million, or (32.2)%.  The decrease in revenue is due to the strategic change in direction to focus more on the core products such as implants and studies. In Q1 2013 there were 10 panels completed for $333.000 while in Q1 2014 there were 3 panels completed for $24,000.

TOS revenues were $2.4 million and $1.2 million for the three months ended July 31, 2013 and 2012, respectively, an increase of $1.2 million, or 101.9%.

Cost of Personalized Oncology Solutions

Cost of POS for the three months ended July 31, 2013 and 2012 was $0.79 million and $0.77 million, respectively, an increase of $0.02 million, or 2.7%.  For the three months ended July 31, 2013 and 2012, gross margins for POS were (27.5%) and 16%, respectively. The gross margin in this business segment f1uctuates based on a number of factors including business mix, pricing and volumes.

Cost of Translational Oncology Solutions

Cost of TOS for the three months ended July 31, 2013 and 2012 was $0.9 million and $0.7 million, respectively, an increase of $0.2 million, or 25.6%.  For the three months ended July 31, 2013 and 2012, gross margins for TOS were 63.4% and 41%, respectively. The increase in gross margin is due to the leveraging of the fixed component of cost of sales over a higher revenue amount and the absorption of certain costs associated with this quarter’s revenue in previous quarters.

Research and Development

Research and development expenses for both the three months ended July 31, 2013 and 2012 were $0.4 million.

Sales and Marketing

Sales and marketing expenses for the three months ended July 31, 2013 and 2012 were $0.6 million and $0.7 million, respectively, a decrease of $0.1 million, or 9.4%.

General and Administrative

General and administrative expenses for the three months ended July 31, 2013 and 2012 were $1.07 million and $1.14 million, respectively, a decrease of $0.07 million, or 5.9%. The decrease is due to decrease in stock compensation expense.

Other Income (Expense)

Other income (expense) for the three months ended July 31, 2013 and 2012 was ($1.5) million and $0.3 million, a decrease of $1.8 million.  During the three months ended July 31, 2013 and 2012, the Company recognized expense of $1.5 million and income of $0.3 million for the change in fair value of warrants that are accounted for as liabilities and are described further below and in Note 9 to the accompanying unaudited condensed consolidated financial statements. The Company will continue to adjust the warrant liability for changes in fair value until the earlier of the exercise of the warrants, at which time the liability will be reclassified to stockholders’ equity, or expiration of the warrants. This change in fair value of warrant liability was a result of revaluing the warrant liability based on the Monte Carlo simulation valuation model, impacted primarily by the quoted price of the Company's common stock. The revaluation of the warrant liability has no impact on our cash balances.

Inflation

Inflation does not have a meaningful impact on the results of our operations.

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our cash and cash equivalents, working capital management, and proceeds from certain private placements of our securities. As of July 31, 2013, we had working capital of $7.2 million and cash and cash equivalents of $7.4 million. We believe that our cash and cash equivalents on hand at July 31, 2013 are adequate to fund operations for at least the next twelve months. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

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

Due to the put option described above, the Company has accounted for Common Stock issued in the January 2013 private placement as temporary equity, which is reflected under the caption “redeemable common stock” on the consolidated balance sheets included in Item 1 of this report. The total amount allocated to these common shares was $8.8 million, which is equal to the total proceeds of $9.3 million less the amount allocated to the fair value of the warrants of $0.4 million and is also net of the direct and incremental costs associated with the private placement of $0.1 million.

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

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash used in operating activities was $2.1 million and $1.8 million for the three months ended July 31, 2013 and 2012, respectively, an  increase of $0.3 million.

Cash Flows from Investing Activities

Net cash used in investing activities was less than $0.1 million for both the three months ended July 31, 2013 and 2012, respectively.  These cash flows primarily relate to the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was nil for the three months ended July 31, 2013 and 2012, respectively.

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to apply methodologies and make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates of the Company include, among other things, accounts receivable realization, valuation allowances for deferred tax assets, valuation of goodwill, and stock compensation assumptions. Actual results could differ from those estimates. The Company’s critical accounting policies are summarized in the Company’s Annual Report on Form 10-K, filed with the SEC on July 26, 2013.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15 under the Securities Exchange Act of 1934. Our management, with the participation of our Chief Executive Officer and our Vice President, Finance, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of a date within ninety (90) days of the filing date of this Form 10-Q quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and our Vice President, Finance, have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-Q at the reasonable assurance level in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and our Vice President, Finance, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes in risk factors previously disclosed in our Form 10-K for the year ended April 30, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Exhibit
31.1	8650 Section 302 Certification of Chief Executive Officer
31.2	8650 Section 302 Certification of Vice President, Finance
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2013 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, July 31, 2013 and April 30, 2013, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three months ended July 31, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the three months ended July 31, 2013 and 2012, and (v) Notes to Unaudited Condensed Consolidated Financial Statement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPIONS ONCOLOGY, INC. (Registrant)

Date: September 13, 2013	By:	/s/ Joel Ackerman
Joel Ackerman
Chief Executive Officer
(principal executive officer)

	By:	/s/ David Miller
David Miller
Vice President, Finance
(principal financial officer)

