Form 10-Q
period 2013-10-31
CHAMPIONS ONCOLOGY, INC.
filed 2013-12-13
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2013
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

The number of Common Shares of the Registrant outstanding as of November 30, 2013 was 66,867,100.

DOCUMENTS INCORPORATED BY REFERENCE - None

INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
CHAMPIONS ONCOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	October 31,	April 30,
	2013	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,572	$9,561
Accounts receivable, net	1,462	500
Prepaid expenses and other current assets	219	315

Total current assets	9,253	10,376

Restricted cash	193	192
Property and equipment, net	387	414
Goodwill	669	669

Total assets	$10,502	$11,651

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$982	$1,204
Accrued liabilities	329	611
Deferred revenue	1,958	1,114

Total current liabilities	3,269	2,929

Warrant liability	3,094	1,046

Total liabilities	6,363	3,975

Commitments and contingencies

Redeemable common stock; $0.001 par value; 31,133,333 contingently puttable common shares outstanding as of October 31, 2013 and April 30, 2013	16,882	16,882

Stockholders' equity:
Common stock, $.001 par value; 125,000,000 shares authorized, including redeemable common stock, 38,970,003 and 38,955,003 shares issued and 35,733,767 and 35,718,767 shares outstanding as of October 31, 2013 and April 30, 2013, respectively	39	39
Treasury stock, at cost, 3,236,236 common shares as of October 31, 2013 and April 30, 2013	(1,252)	(1,252)
Additional paid-in capital	24,617	23,580
Accumulated deficit	(36,023)	(31,473)
Accumulated other comprehensive loss	(124)	(100)

Total stockholders' deficit	(12,743)	(9,206)

Total liabilities, redeemable common stock and stockholders' deficit	$10,502	$11,651

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
Operating revenue:
Personalized oncology solutions	$623	$459	$1,245	$1,377
Translational oncology solutions	1,760	999	4,158	2,187

Total operating revenue	2,383	1,458	5,403	3,564

Costs and operating expenses:
Cost of personalized oncology solutions	732	582	1,525	1,354
Cost of translational oncology solutions	698	475	1,576	1,174
Research and development	677	436	1,079	823
Sales and marketing	698	680	1,340	1,389
General and administrative	1,279	1,201	2,355	2,340

Total costs and operating expenses	4,084	3,374	7,875	7,080

Loss from operations	(1,701)	(1,916)	(2,472)	(3,516)

Other (expense) income:
Change in fair value of warrant liability	(585)	(52)	(2,048)	233
Other (expense)	(29)	(5)	(30)	(10)

Total other (expense) income	(614)	(57)	(2,078)	223

Loss before provision for income taxes	(2,315)	(1,973)	(4,550)	(3,293)
Provision for income taxes	3	1	6	4
Net loss	$(2,318)	$(1,974)	$(4,556)	$(3,297)

Net loss per common share outstanding, including redeemable common stock, basic and diluted	$(0.03)	$(0.04)	$(0.07)	$(0.07)

Weighted average common shares outstanding, including redeemable common stock, basic and diluted	66,863,147	47,079,000	66,857,630	47,073,000

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in Thousands)

Net loss	$(2,318)	$(1,974)	$(4,556)	$(3,297)
Foreign currency translation adjustment	(12)	2	(24)	27

Comprehensive loss	$(2,330)	$(1,972)	$(4,580)	$(3,270)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Six Months Ended
	October 31,
	2013	2012
Operating activities:
Net loss	$(4,556)	$(3,297)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,028	1,364
Depreciation expense	102	103
Change in fair value of warrant liability	2,048	(233)
Changes in operating assets and liabilities:
Accounts receivable	(962)	(43)
Prepaid expenses, deposits and other	96	110
Restricted cash	(1)	-
Accounts payable	(220)	(467)
Accrued liabilities	(282)	(111)
Deferred revenue	845	20

Net cash used in operating activities	(1,902)	(2,554)

Investing activities:
Purchase of property and equipment	(76)	(28)

Net cash provided by investing activities	(76)	(28)

Financing activities:
Proceeds from exercise of stock options	9	-

Net cash used in financing activities	9	-

Exchange rate effect on cash and cash equivalents	(20)	27

Decrease in cash and cash equivalents	(1,989)	(2,555)
Cash and cash equivalents, beginning of period	9,561	4,716

Cash and cash equivalents, end of period	$7,572	$2,161

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization, Use of Estimates and Basis of Presentation

Champions Oncology, Inc. or the Company, is engaged in the development of advanced technology solutions and products to personalize the development and use of oncology drugs. The Company’s TumorGraft Technology Platform is a novel approach to personalizing cancer care, based upon the implantation of human tumors in immune-deficient mice. The Company uses this technology, in conjunction with related services, to offer solutions for two customer groups:

⋅	Our Personalized Oncology Solutions, or POS, business, which provides services to physicians and patients looking for information to help guide the development of personalized treatment plans.
⋅
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

The financial statements of the Company’s foreign subsidiaries, all of which have a functional currency other than the U.S. dollar, have been translated into the U.S. dollar for the Company’s consolidated financial statements for each period being presented. Translation gains and losses are recognized as a component of accumulated other comprehensive loss in the accompanying consolidated balance sheets. Transaction gains and losses are recognized in earnings in other (expense) income. The Company is subject to foreign exchange rate fluctuations in connection with the Company’s international operations.

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

Basic loss per share is calculated by dividing loss available to common shareholders by the weighted average number of common shares (including redeemable common stock) outstanding for the year.  Diluted loss per share is calculated based on the weighted average number of common shares (including redeemable common stock) outstanding for the year, plus the dilutive effect of common stock purchase warrants, stock options and restricted stock units using the treasury stock method.  Contingently issuable shares are included in the calculation of basic earnings per share when all contingencies surrounding the issuance of the shares are met and the shares are issued or issuable.  Contingently issuable shares are included in the calculation of dilutive earnings per share as of the beginning of the reporting period if, at the end of the reporting period, all contingencies surrounding the issuance of the shares are satisfied or would be satisfied if the end of the reporting period were the end of the contingency period.  Due to the net losses for the three and six months ended October 31, 2013 and 2012, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

CHAMPIONS ONCOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects the total potential share-based instruments outstanding at October 31, 2013 and 2012 that could have an effect on the future computation of dilution per common share:

	October 31,
	2013	2012

Stock options	15,473,955	14,643,955
Warrants	3,276,667	1,416,667

Total common stock equivalents	18,750,622	16,060,622

Note 2. Property and Equipment

Property and equipment is recorded at cost and consists of laboratory equipment, furniture and fixtures, and computer hardware and software. Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets ranging from three to seven years. Property and equipment consisted of the following (in thousands):

	October 31,	April 30,
	2013	2013
	(unaudited)
Furniture and fixtures	$59	$59
Computer equipment and software	620	549
Laboratory equipment	185	179
Leasehold improvements	2	2

Total property and equipment	866	789
Less: Accumulated depreciation	(479)	(375)

Property and equipment, net	$387	$414

Depreciation expense was $53,000 and $49,000 for the three months ended October 31, 2013 and 2012, respectively, and $102,000 and $103,000 for the six months ended October 31, 2013 and 2012, respectively.

Note 3. Share-Based Payments

The Company has in place a 2010 Equity Incentive Plan and a 2008 Equity Incentive Plan. In general, these plans provide for stock-based compensation in the form of (i) Non-statutory Stock Options; (ii) Restricted Stock Awards; and (iii) Stock Appreciation Rights to the Company’s employees, directors and non-employees. The plans also provide for limits on the aggregate number of shares that may be granted, the term of grants and the strike price of option awards.

Stock-based compensation in the amount of $476,000 and $624,000 was recognized for the three months ended October 31, 2013 and 2012, respectively, and $1,028,000 and $1,364,000 for the six months ended October 31, 2013 and 2012, respectively. Stock-based compensation expense was recognized as follows (in thousands):

CHAMPIONS ONCOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012
General and administrative	$401	$550	$820	$1,119
Sales and marketing	63	61	126	143
Research and development	3	3	16	29
TOS cost of sales	3	4	11	12
POS cost of sales	6	6	55	61

Total stock-based compensation expense	$476	$624	$1,028	$1,364

Stock Option Grants

Black-Scholes assumptions used to calculate the fair value of options granted during the three and six months ended October 31, 2013 and 2012 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2013	2012	2013	2012

Expected term in years	6.0	6.0	6.0	6.0
Risk-free interest rates	1.13% - 2.41%	0.9%	1.13% - 2.41%	0.8% - 0.9%
Volatility	97.9% - 101.4%	99% - 100%	97.9% - 101.4%	99% - 100%
Dividend yield	0%	0%	0%	0%

The weighted average fair value of stock options granted during the three months ended October 31, 2013 and 2012 was $1.06 and $ 0.26, respectively. The weighted average fair value of stock options granted during the six  months ended October 31, 2013 and 2012 was $0.94 and $0.52, respectively. The Company’s stock options activity for the six months ended October 31, 2013 is as follows:

					Weighted
				Weighted	Average
		Directors		Average	Remaining	Aggregate
	Non-	and		Exercise	Contractual	Intrinsic
	Employees	Employees	Total	Price	Life (Years)	Value
Outstanding, May 1, 2013	765,000	13,125,205	13,890,205	$0.85	7.0	$89,000
Granted	-	1,645,000	1,645,000	1.18	9.8	237,000
Exercised	-	(15,000)	(15,000)	0.62
Forfeited	-	(20,000)	(20,000)	0.50
Expired	-	(26,250)	(26,250)	0.75

Outstanding, October 31, 2013	765,000	14,708,955	15,473,955	0.89	6.8	6,290,000

Vested and expected to
vest as of October 31, 2013	765,000	14,708,955	15,473,955	0.89	6.8	6,290,000

Exercisable as of
October 31, 2013	514,792	13,014,370	13,529,162	0.85	6.5	2,703,000

CHAMPIONS ONCOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Included in the balances outstanding in the table above are 10,000,000 options granted to the Company’s Chief Executive Officer and its President at the time of commencement of their employment in fiscal 2011, of which 5,000,000 contain only service-based vesting provisions and 5,000,000 contain both service and performance-based vesting provisions.  The service-based provisions of these options provide for vesting to occur monthly over a period of three years.  The performance-based conditions, which had to be met prior to vesting to occur included: (i) closing of one or more financings of the Company in the aggregate amount of at least $5,000,000; (ii) bringing in new Company management; (iii) launching of personalized medicine (oncology) business; and (iv) commencing implementation of the Company’s business plan.  The service-based options, like all of the Company’s service-based options, are expensed on a straight-line basis.  Since the straight-line method is not available for performance or market-based share-based payments, the 5,000,000 performance-based options are being expensed on an accelerated basis.  The Company’s Board of Directors determined that in April 2011 each of the performance conditions under the awards were met.

Subsequent to October 31, 2013, but prior to the issuance of this Form 10Q, the company granted approximately 6.4 million stock options to certain employees at a weighted average exercise price of $1.23.

Restricted Stock Grants

A summary of the activity related to restricted stock grants is as follows (in thousands):

Weighted
Average Grant
Date Fair Value
	Shares	Per Share
Nonvested as of May 1, 2013	50,000	$0.30
Granted	-	-
Vested	(50,000)	0.30
Forfeited	-	-
Expired	-	-

Nonvested as of October 31, 2013	-	-

The aggregate fair value of shares vested during the six months ended October 31, 2013 and 2012 was $7,500 and $11,000, respectively.

Stock Purchase Warrants

As of October 31, 2013 and April 30, 2013, the Company had warrants outstanding for the purchase of 3,276,667 shares of its common stock, all of which were exercisable. Of these warrants, 1,266,667 were issued in connection with the April 2011 Private Placement and 1,860,000 were issued in connection with the January 2013 Private Placement and are accounted for as liabilities as further discussed in Note 4. The remaining 150,000 warrants are accounted for as equity instruments and expire on July 31, 2014. Activity related to these warrants, which expire at various dates through April 2016, is summarized as follows (dollars in thousands):

Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, May 1, 2013	3,276,667	$0.61	3.9	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-

Outstanding, October 31, 2013	3,276,667	$0.61	3.4	$2,215,967

CHAMPIONS ONCOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 4. Redeemable Common Stock and Stock Purchase Warrants

On January 28, 2013, the Company entered into a Securities Purchase Agreement with several accredited investors for the sale of an aggregate 18,600,000 shares of the Company’s Common Stock at a purchase price of $0.50 per share, for aggregate proceeds of $9.3 million (net proceeds of $9.1 million due to issuance costs), $0.5 million of which was sold to officers and directors of the Company. This private placement transaction closed on January 28, 2013. As part of this transaction, the Company also issued warrants to purchase an aggregate 1,860,000 shares of Common Stock at an exercise price of $0.66 per share. These warrants expire five years after the closing date. The Company also entered into an Amended and Restated Registration Rights Agreement on January 28, 2013 that provided certain registration rights with respect to the shares of Common Stock issued and the shares of Common Stock issuable upon exercise of the warrants. Furthermore, certain investors will have the right to require the Company to redeem the purchased common shares held by all of the investors  for cash of $0.50 per share upon a change of control or sale or exclusive license of substantially all of the Company’s assets. This put option will terminate upon the achievement of certain financial milestones by the Company, the sale of 25% of the common shares purchased by an investor, with respect only to the shares owned by such investor, or in certain other circumstances as outlined in the Securities Purchase Agreement. The January 2013 Private Placement investors also have certain participation rights with respect to future financings of the Company. The terms of the January 2013 Private Placement resulted in the issuance of an additional 1,064,658 common shares to the investors of the April 2011 Private Placement under the anti-dilution protections granted such investors, which are discussed below.

On March 24, 2011, the Company entered into a Securities Purchase Agreement with several accredited investors for the sale of an aggregate 12,533,333 shares of the Company’s Common Stock at a purchase price of $0.75 per share, for aggregate proceeds of $9.4 million, $0.5 million of which was sold to officers and directors of the Company. This private placement transaction closed April 4, 2011 . As part of this transaction, the Company also issued warrants to purchase an aggregate 1,266,667 shares of Common Stock at an exercise price of $0.90 per share. These warrants expire five years after the closing date. The Securities Purchase Agreement governing the April 2011 Private Placement contains certain anti-dilution protections for the investors. The Amended and Restated Registration Rights Agreement referenced above provides certain registration rights with respect to the shares of Common Stock issued and the shares of Common Stock issuable upon exercise of the warrants. Furthermore, certain investors have the right to require the Company to redeem the purchased common shares held by all of the investors  for cash for $0.75 per share upon a change of control or sale or exclusive license of substantially all of the Company’s assets. This put option  will terminate upon the achievement of certain financial milestones by the Company, the sale of 25% of the common shares purchased by an investor, with respect only to the shares owned by such investor, or in certain other circumstances as outlined in the Securities Purchase Agreement.

Due to the April 2011 and the January 2013 put option described above, the Company has accounted for the Common Stock for the April 2011 Private Placement and January 2013 Private Placement as temporary equity, which is reflected under the caption “redeemable common stock” on the accompanying consolidated balance sheets. The total amount allocated to the redeemable common stock was $8.8 million for the January 2013 Private Placement and $8.2 million for the April 2011 Private Placement. For the January 2013 Private Placement, this allocation is equal to the total proceeds of $9.3 million less the amount allocated to the warrants of $0.4 million and is also net of the direct and incremental costs associated with the January 2013 Private Placement of $0.2 million. For the April 2011 Private Placement, this allocation is equal to the total proceeds of $9.4 million, less the amount allocated to the warrants of $0.9 million and is also net of direct and incremental costs associated with the April 2011 Private Placement of $0.3 million.

The warrants issued in connection with both the April 2011 Private Placement and January 2013 Private Placement contain certain exercise price antildilution provisions. Under these provisions, the exercise price of the warrants may be adjusted downward should the Company have future sales of its Common Stock for no consideration or for a consideration per share less than the Per Share Price (as such term is defined in the April 2011 Private Placement Securities Purchase Agreement and January 2013 Private Placement Securities Purchase Agreement). These exercise price antidilution provisions resulted in a downward adjustment to the exercise price of the warrants issued in the April 2011 Private Placement from $0.90 to $0.50.

The Company has accounted for the warrants issued in connection with the April 2011 Private Placement and January 2013 Private Placement as a liability based on the exercise price reset provisions described above. This liability, which is recorded at fair value on the accompanying consolidated balance sheets, totaled $0.8 million at the time of the close of the January 2013 Private Placement Agreement. As of October 31, 2013 and April 30, 2013, the fair value of these warrants was $3.09 million and $1.05 million, respectively. The change in fair value of these warrants has been, and will be, recognized as other income (expense) on the Company’s consolidated statements of operations. The fair value of these warrants was calculated by the Monte Carlo simulation valuation method. Assumptions used to calculate the fair value of these warrants were as follows:

CHAMPIONS ONCOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	October 31,	April 30,
	2013	2013

Expected term in years	2.4 & 4.2	2.9 & 4.7
Risk-free interest rates	0.5% & 1.1%	0.3%
Volatility	91% & 107%	95% & 98%
Dividend yield	0%	0%

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

The Company has granted demand registration rights in connection with the investment in common shares and the common shares underlying the warrants for both the April 2011 Private Placement and January 2013 Private Placement. These rights include the requirement of the Company to file certain registration statements within a specified time period and to have these registration statements declared effective within a specified time period. If the Company is not able to comply with these registration requirements, the Company will be required to pay cash penalties equal to 1.0% of the aggregate Purchase Price paid by the investors for each 30-day period in which a Registration Default, as defined in the Amended Restated Registration Rights Agreement, exists. These penalties are subject to a 10% limit of the aggregate purchase price paid by the investors. The Company may become subject to these penalty provisions if it fails to have a registration statement for the common shares declared effective, or to maintain the effectiveness of such registration statement. The total amount of potential penalties under this registration payment arrangement ranges from $50,000 to $130,000 for each 30-day period in which a registration default exists; however, as of October 31, 2013 and April 30, 2013, and through the date of this filing, the Company does not believe these penalties to be probable and accordingly, has not established an accrual for such registration payment arrangements.

Note 5. Related Party Transactions

Related party transactions include transactions between the Company and its shareholders, management, or affiliates.  The following transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

Consulting Services

During the six months ended October 31, 2012, the Company paid one of its directors and former Chief Executive Officer$30,000 in consulting fees.  During the six months ended October 31, 2013 and 2012, the Company paid certain members of its Board of Directors $75,000 and $73,000, respectively, for consulting services unrelated to their duties as board members. During the six months ended October 31, 2012, the Company paid a substantial stockholder and former member of its Board of Directors $3,000 for consulting services. All of the amounts paid to these related parties have been expensed.

Note 6. Commitments and Contingencies

Operating Leases

As of October 31, 2013, we lease the following facilities under operating lease agreements:

•
One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in April 2014. The Company recognized $34,000 of rental costs relative to this lease for each of the six months ended October 31, 2013 and 2012.

CHAMPIONS ONCOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•
855 North Wolfe Street, Suite 619, Baltimore, Maryland 21205, which consists of laboratories and office space where the Company conducts operations related to its primary service offerings. This lease expires in April 2014. The Company recognized $43,000 and $33,000 of rental costs relative to this lease for the six months ended October 31, 2013 and 2012, respectively.

•
17 Hatidhar Street, Ra’anana, Israel, which served as office headquarters for Champions Oncology, Israel. The Company recognized $6,000 and $14,000 of rental costs relative to this lease for the six months ended October 31, 2013 and 2012, respectively. This lease expired in July 2013 and was not renewed.

•
57 Mohamed Sultan Road, Singapore, which serves as office headquarters for Champions Oncology, Singapore. The lease expires in January 2014. We incurred $3,000 and nil of rental expense for the six months ended October 31, 2013 and 2012, respectively.

Legal Matters

The Company is not currently party to any material legal matters to its knowledge. The Company is not aware of any other matters that would have a material impact on the Company’s financial position or results of operations.

Registration Payment Arrangements

The Company has entered into an Amended and Restated Registration Rights Agreement in connection with the April 2011 Private Placement and January 2013 Private Placement and is discussed more fully in Note 4. This Amended and Restated Registration Rights Agreement contains provisions that may call for the Company to pay penalties in certain circumstances. This registration payment arrangement primarily relates to the Company’s ability to file a registration statement within a particular time period, have a registration statement declared effective within a particular time period and to maintain the effectiveness of the registration statement for a particular time period. The Company does not believe it is probable that penalty payments will be made for the Amended and Restated Registration Rights Agreement discussed in Note 4 and, accordingly, has not accrued for such potential penalties as of October 31, 2013 and April 30, 2013.

Note 7. Licensing Agreements

In February 2010, the Company entered into an exclusive option agreement with a Canadian company. The option agreement granted the Company the exclusive right to review Irinophore C, a nanoparticle drug compound, for the treatment of various forms of cancer, including melanoma, prostate, breast, and lung cancer through April 2011. During the option year, the Company performed various TumorGraft tests on the nanoparticle compound. In March 2011, the Company exercised its option to license Irinophore C, a liposomal formulation of Irinotecan. On the first anniversary of the agreement (March 2012), an additional license fee of $45,000 (Canadian) became due, which was recognized as a liability as of April 30, 2012 and was satisfied during the year ended April 30, 2013. Commencing with the second anniversary of the agreement (March 2013), the Company is obligated to pay a minimum annual royalty of $10,000 (Canadian), unless the agreement were terminated by either party in advance of the anniversary date. Under the terms of the license agreement, the Company will be required to pay up to $3.0 million in development milestones, if achieved. The Company does not believe development milestones will be achieved within the next 12 months. Upon commercialization, the Company would also be required to make royalty and sales milestone payments based upon revenues. As of April 30, 2013 the Company had accrued for the March 2013 annual royalty payment of $10,000 (Canadian) and was satisfied during the quarter ended July 31, 2013.

Note 8. Cephalon and Teva Agreement

On March 16, 2011, the Company entered into an agreement with Cephalon, Inc., or Cephalon,, a wholly-owned subsidiary of Teva Pharmaceutical Industries Ltd., or Teva, pursuant to which the Company agreed to conduct TumorGraft studies on two proprietary chemical compounds provided by Cephalon to determine the activity or response of these compounds in potential clinical indications. Under certain conditions, Cephalon reserved the right to exercise and pay a one-time fee of in lieu of the milestone or royalty payments, which are $460,000 for one compound and $880,000 for the other compound.

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

During fiscal 2013, the agreement with Cephalon was amended to perform additional services for an increased fee of $277,000. As models, along with required reports, are delivered, revenue is recognized on a performance basis in accordance with the Company’s revenue recognition policies. Revenues of $133,000 and $237,000 were recognized during the six months ended October 31, 2013 and 2012, respectively, which are independent of the $880,000 noted above.

On July 30, 2013, the Company entered into an agreement with Teva pursuant to which the Company agreed to conduct TumorGraft studies on multiple proprietary chemical compounds provided by Teva to determine the activity or response of these compounds in potential clinical indications. Under the agreement, Teva agreed to, pay an upfront payment and, under certain conditions, pay the Company various amounts upon achieving certain milestones, based on the performance of the compounds in preclinical testing and dependent upon testing the compound in clinical settings and obtaining FDA approval. In addition, Teva agrees to pay the Company royalties on any commercialized products developed under the agreement. This agreement terminates the collaborative agreement noted above between Cephalon and the Company.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has one liability measured at fair value on a recurring basis, which are warrants that were issued in connection with private placements of the Company’s securities that are discussed more fully in Note 4. As of October 31, 2013 and April 30, 2013, these warrants had an estimated fair value of $3,094,000 and $1,046,000, respectively, which was calculated by the Monte Carlo simulation valuation method using level three inputs. The Company has no assets that are measured at fair value on a recurring basis and there were no assets or liabilities measured at fair value on a non-recurring basis as of October 31, 2013 and April 30, 2013 or during the six months ended October 31, 2013 and 2012.

The following table presents information about our warrant liability, which was our only financial instrument measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of October 31, 2013 (in thousands):

Balance, May 1, 2013	$(1,046)
Transfers to (from) Level 3	-
Total gains (losses) included in earnings	(2,048)
Purchases, issuances and settlements, net	-

Balance, October 31, 2013	$(3,094)

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

Three Months Ended October 31, 2013	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$623	$1,760	$-	$2,383
Direct cost of services	(726)	(696)	-	(1,422)
Sales and marketing costs	(423)	(213)	-	(636)
Other operating expenses	-	(673)	(877)	(1,550)
Stock- based compensation expense (1)	-		(476)	(476)

Segment profit (loss)	$(526)	$178	$(1,353)	$(1,701)

Three Months Ended October 31, 2012	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$459	$999	$-	$1,458
Direct cost of services	(576)	(471)	-	(1,047)
Sales and marketing costs	(378)	(241)	-	(619)
Other operating expenses	-	(433)	(651)	(1,084)
Stock- based compensation expense (1)	-	-	(624)	(624)

Segment profit (loss)	$(495)	$(146)	$(1,275)	$(1,916)

Six Months Ended October 31, 2013	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$1,245	$4,158	$-	$5,403
Direct cost of services	(1,470)	(1,566)	-	(3,036)
Sales and marketing costs	(754)	(460)	-	(1,214)
Other operating expenses	-	(1,063)	(1,534)	(2,597)
Stock- based compensation expense (1)	-	-	(1,028)	(1,028)

Segment profit (loss)	$(979)	$1,069	$(2,562)	$(2,472)

Six Months Ended October 31, 2012	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$1,377	$2,187	$-	$3,564
Direct cost of services	(1,293)	(1,162)	-	(2,455)
Sales and marketing costs	(814)	(432)	-	(1,246)
Other operating expenses	-	(794)	(1,221)	(2,015)
Stock- based compensation expense (1)	-	-	(1,364)	(1,364)

Segment profit (loss)	$(730)	$(201)	$(2,585)	$(3,516)

CHAMPIONS ONCOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Note 11. Subsequent Events

On December 6, 2013, the Company entered into a licensing agreement with Pfizer Inc., pursuant to which the Pfizer acquired a license to utilize a portion of the Company’s TumorGraft technology platform for its studies. In addition, the Company and Pfizer will seek opportunities for further platform development and research collaboration. In consideration for the license, Pfizer will pay an aggregate payment $1,875,000, of which $937,500 is due upon execution of the agreement and the remaining $937,500 will be paid upon successful delivery.

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

On March 16, 2011, the Company entered into an agreement with Cephalon, Inc., or Cephalon, a wholly-owned subsidiary of Teva Pharmaceutical Industries Ltd., or Teva, pursuant to which the Company agreed to conduct TumorGraft studies on two proprietary chemical compounds provided by Cephalon to determine the activity or response of these compounds in potential clinical indications. Under certain conditions, Cephalon reserved the right to exercise and pay a one-time fee of in lieu of the milestone or royalty payments, which are $460,000 for one compound and $880,000 for the second compound.

On November 30, 2012, Cephalon exercised the option to pay this one-time fee of $880,000 to the Company, in lieu of any future milestone or royalty payments, for one compound tested under the agreement described above. Written notice was provided to the Company on December 3, 2012 and payment was received on December 19, 2012. This fee has been recognized as revenue during the third quarter of fiscal 2013. As of October 31, 2013, the remaining compound is no longer being evaluated.

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

On July 30, 2013, the Company entered into an agreement with Teva pursuant to which the Company agreed to conduct TumorGraft studies on multiple proprietary chemical compounds provided by Teva to determine the activity or response of these compounds in potential clinical indications. Under the agreement, Teva agreed to, pay an upfront payment and, under certain conditions, pay the Company various amounts upon achieving certain milestones, based on the performance of the compounds in preclinical testing and dependent upon testing the compound in clinical settings and obtaining FDA approval. In addition, Teva agrees to pay the Company royalties on any commercialized products developed under the agreement. This agreement terminates the collaborative agreement noted above between Cephalon and the Company.

Operating Results

The following table summarizes our operating results for the periods presented below:

	For the Three Months Ended October 31,
		% of		% of	%
	2013	Revenue	2012	Revenue	Change
Operating revenue:
Personalized oncology solutions	$623	26.1%	$459	31.5%	35.7%
Translational oncology solutions	1,760	73.9	999	68.5	76.2

Total operating revenue.	2,383	100.0	1,458	100.0	63.4

Costs and operating expenses:
Cost of personalized oncology solutions	732	30.7	582	39.9	25.8
Cost of translational oncology solutions	698	29.3	475	32.6	46.9
Research and development	677	28.4	436	29.9	55.3
Sales and marketing	698	29.3	680	46.6	2.6
General and administrative	1,279	53.7	1,201	82.4	6.5

Total costs and operating expenses	4,084	171.4	3,374	231.4	21.0

Operating loss	$(1,701)	(71.4)%	$(1,916)	(131.4)%	(11.2)

	For the Six Months Ended October 31,
		% of		% of	%
	2013	Revenue	2012	Revenue	Change
Operating revenue:
Personalized oncology solutions	$1,245	23.0%	$1,377	38.6%	(9.6)%
Translational oncology solutions	4,158	77.0	2,187	61.4	90.1

Total operating revenue.	5,403	100.0	3,564	100.0	51.6

Costs and operating expenses:
Cost of personalized oncology solutions	1,525	28.2	1,354	38.0	12.6
Cost of translational oncology solutions	1,576	29.2	1,174	32.9	34.2
Research and development	1,079	20.0	823	23.1	31.1
Sales and marketing	1,340	24.8	1,389	39.0	(3.5)
General and administrative	2,355	43.6	2,340	65.8	0.6

Total costs and operating expenses	7,875	145.8	7,080	198.7	11.2

Operating loss	$(2,472)	(45.8)%	(3,516)	(98.7)%	(29.7)

Operating Revenues

Operating revenues were $2.4 million and $1.5 million for the three months ended October 31, 2013 and 2012, respectively, an increase of $0.9 million or 63.4%. Operating revenues were $5.4 million and $3.6 million for the six months ended October 31, 2013 and 2012, respectively, an increase of $1.8 million or 51.6%.

POS revenues were $0.62 million and $0.45 million for the three months ended October 31, 2013 and 2012, respectively, an increase of $0.17 million, or 35.7%.  This increase over the three month period comes from an increase in sales in our core products TumorGrafts (implants) and drug studies. POS revenues were $1.2 million and $1.4 million for the six months ended October 31, 2013 and 2012, respectively, a decrease of $0.2 million, or (9.6)%. The decrease over the six month period is due to the decrease in our non-core products and services of personalized tumor panels and gene sequencing offset by an increase in our core products and services. This is in line with the company strategy to focus on our core products and services.

TOS revenues were $1.8 million and $1.0 million for the three months ended October 31, 2013 and 2012, respectively, an increase of $0.8 million, or 76.2%. TOS revenues were $4.2 and $2.2 million for the six month ended October 31, 2013 and 2012, respectively, an increase of $2.0 million. These increases are due to the increase in sales to our historical customer base and the increase in new customers.

Cost of Personalized Oncology Solutions

Cost of POS for the three months ended October 31, 2013 and 2012 was $0.7 million and $0.6 million, respectively,  an increase of $0.1 million, or 25.8%. POS cost of sales for the six months ended October 31, 2013 and 2012 was $1.5 million and $1.4 million, respectively, and in increase of $0.1 million, or 12.6%. For the three months ended October 31, 2013 and 2012, gross margins for POS were (17.5)% and (26.8)%, respectively. For the six months ended October 31, 2013 and 2012, gross margins for POS were (22.5)% and 1.7%, respectively. The gross margin in this business segment fluctuates based on a number of factors including business mix, pricing and volumes. The increase in cost is directly related to the increase in revenue in our core products and services as these items carry a higher percentage of internal costs in relation to non-core products and services. The increase in gross margin is due to continued gain of efficiencies utilizing internal lab facilities.

Cost of Translational Oncology Solutions

Cost of TOS for the three months ended October 31, 2013 and 2012 was $0.7 million and $0.5 million, respectively, an increase of $0.2 million, or 46.9%. TOS cost of sales for the six months ended October 31, 2013 and 2012 was $1.6 million and $1.2 million, respectively, an increase of $0.4 million, or 34.2%. For the three months ended October 31, 2013 and 2012, gross margins for TOS were 60% and 53%, respectively. For the six months ended October 31, 2013 and 2012, gross margins for TOS were 62% and 46%, respectively. The increase in gross margin is due to the leveraging of the fixed component of cost of sales over a higher revenue amount and the absorption of certain costs associated with this quarter’s revenue in previous quarters.

Research and Development

Research and development expenses for the three months ended October 31, 2013 and 2012 were $0.7 million and $0.4 million, respectively, an increase of $0.3 million, or 55.3%. Research and development expense for the six months ended October 31, 2013 and 2012 was $1.1 million and $0.8 million, respectively, an increase of $0.3 million, or 31.1%. This increase is due to the growth of our Tumorbank.

Sales and Marketing

Sales and marketing expenses for both the three months ended October 31, 2013 and 2012 were $0.7 million. Sales and marketing expense for the six months ended October 31, 2013 and 2012 were $1.3 million and $1.4 million, respectively, a decrease of $0.1 million, or (3.5)%. There were no significant changes to our sales and marketing activities between these periods.

General and Administrative

General and administrative expenses for the three months ended October 31, 2013 and 2012 was $1.3 million and $1.2 million, respectively, an increase of $0.1 million, or 6.5%. General and administrative expense for both the six months ended October 31, 2013 and 2012 was $2.3 million. There were no significant changes to our general and administrative activities between these periods.

Other Income (Expense)

Other (expense) for the three months ended October 31, 2013 and 2012 was ($0.6) million and ($0.1) million, an increase of $0.5 million.  During the three months ended October 31, 2013 and 2012, the Company recognized (expense) of ($0.58) million and ($0.1) million for the change in fair value of warrants that are accounted for as liabilities and are described further below and in Note 9 to our unaudited condensed consolidated financial statements. For the six months ended October 31, 2013 and 2012, other (expense)/income was ($2.1) million and $0.2 million, respectively. The Company will continue to adjust the warrant liability for changes in fair value until the earlier of the exercise of the warrants,  or expiration of the warrants. This change in fair value of warrant liability was a result of revaluing the warrant liability based on the Monte Carlo simulation valuation model, impacted primarily by the quoted price of the Company's common stock. The revaluation of the warrant liability has no impact on our cash balances.

Inflation

Inflation does not have a meaningful impact on the results of our operations.

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our cash and cash equivalents, working capital management, and proceeds from certain private placements of our securities. As of October 31, 2013, we had working capital of $6.0 million and cash and cash equivalents of $7.6 million. We believe that our cash and cash equivalents on hand at October 31, 2013 are adequate to fund operations for at least the next twelve months. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash used in operating activities was $1.9 million and $2.6 million for the six months ended October 31, 2013 and 2012, respectively, a decrease of $0.7 million. The decrease is mainly due to the increase in warrant liability and deferred revenue offset by an increase in accounts receivable.

Cash Flows from Investing Activities

Net cash used in investing activities was $76,000 and $28,000 for the six months ended October 31, 2013 and 2012, respectively.  These cash flows primarily relate to the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $9,000 and nil for the six months ended October 31, 2013 and 2012, respectively, all of which was due to the exercise of stock options.

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
101
Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2013 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, October 31, 2013 and April 30, 2013, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three months ended October 31, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the three months ended October 31, 2013 and 2012, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPIONS ONCOLOGY, INC. (Registrant)

Date: December 13, 2013	By:	/s/ Joel Ackerman
Joel Ackerman
Chief Executive Officer (principal executive officer)

	By:	/s/ David Miller
David Miller
Vice President, Finance (principal financial officer)