Form 10-Q
period 2014-01-31
CHAMPIONS ONCOLOGY, INC.
filed 2014-03-14
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2014
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

The number of Common Shares of the Registrant outstanding as of February 28, 2014 was 66,867,100.

DOCUMENTS INCORPORATED BY REFERENCE - None

INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED January 31, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
CHAMPIONS ONCOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	January 31,	April 30,
	2014	2013
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,812	$9,561
Accounts receivable, net	3,123	500
Prepaid expenses and other current assets	281	315

Total current assets	9,216	10,376

Restricted cash	165	192
Property and equipment, net	421	414
Goodwill	669	669

Total assets	$10,471	$11,651

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$937	$1,204
Accrued liabilities	705	611
Deferred revenue	2,095	1,114

Total current liabilities	3,737	2,929

Warrant liability	2,248	1,046

Total liabilities	5,985	3,975

Commitments and contingencies

Redeemable common stock; $0.001 par value; nil and 31,133,333 contingently puttable common shares outstanding as of January 31, 2014 and April 30, 2013 respectively	-	16,882

Stockholders' equity (deficit):
Common stock, $.001 par value; 125,000,000 shares authorized, including redeemable common stock, 70,103,336 and 38,955,003 shares issued and 66,867,100 and 35,718,767 shares outstanding as of January 31, 2014 and April 30, 2013, respectively	70	39
Treasury stock, at cost, 3,236,236 common shares as of January 31, 2014 and April 30, 2013	(1,252)	(1,252)
Additional paid-in capital	42,409	23,580
Accumulated deficit	(36,617)	(31,473)
Accumulated other comprehensive loss	(124)	(100)

Total stockholders' equity (deficit)	4,486	(9,206)

Total liabilities, redeemable common stock and stockholders' equity (deficit)	$10,471	$11,651

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2014	2013	2014	2013
Operating revenue:
Personalized oncology solutions	$590	$473	$1,834	$1,850
Translational oncology solutions	3,100	2,444	7,258	4,631

Total operating revenue	3,690	2,917	9,092	6,481

Costs and operating expenses:
Cost of personalized oncology solutions	614	676	2,139	2,030
Cost of translational oncology solutions	1,008	566	2,585	1,740
Research and development	535	592	1,614	1,415
Sales and marketing	821	658	2,160	2,047
General and administrative	2,120	1,145	4,476	3,484

Total costs and operating expenses	5,098	3,637	12,974	10,716

Loss from operations	(1,408)	(720)	(3,882)	(4,235)

Other income (expense):
Change in fair value of warrant liability	846	(255)	(1,202)	(21)
Other (expense)	(7)	(10)	(37)	(22)

Total other income (expense)	839	(265)	(1,239)	(43)

Loss before provision for income taxes	(569)	(985)	(5,121)	(4,278)
Provision for income taxes	5	5	13	6

Net loss	$(574)	$(990)	$(5,134)	$(4,284)

Net loss per common share outstanding, including redeemable common stock, basic and diluted	$(0.01)	$(0.02)	$(0.08)	$(0.09)

Weighted average common shares outstanding, including redeemable common stock, basic and diluted	66,867,114	47,737,000	66,860,792	47,294,000

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in Thousands)

Net loss	$(574)	$(990)	$(5,134)	$(4,284)
Foreign currency translation adjustment	1	1	(23)	24
Comprehensive loss	$(573)	$(989)	$(5,157)	$(4,260)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Nine Months Ended
	January 31,
	2014	2013
Operating activities:
Net loss	$(5,134)	$(4,284)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,968	1,934
Depreciation expense	158	153
Change in fair value of warrant liability	1,202	21
Changes in operating assets and liabilities:
Accounts receivable	(2,623)	(58)
Prepaid expenses, deposits and other	34	(96)
Restricted cash	28	(2)
Accounts payable	(266)	(574)
Accrued liabilities	94	(58)
Deferred revenue.	981	(168)

Net cash used in operating activities	(3,558)	(3,132)

Investing activities:
Purchase of property and equipment	(164)	(35)

Net cash used in investing activities	(164)	(35)

Financing activities:
Private placement of common shares and warrants	-	9,195
Proceeds from exercise of options and warrants		-

Net cash used in financing activities	-	9,195

Exchange rate effect on cash and cash equivalents	(27)	25

(Decrease) increase in cash and cash equivalents	(3,749)	6,053
Cash and cash equivalents, beginning of period	9,561	4,716

Cash and cash equivalents, end of period	$5,812	$10,769

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

Basic loss per share is calculated by dividing loss available to common shareholders by the weighted average number of common shares (including redeemable common stock) outstanding for the year.  Diluted loss per share is calculated based on the weighted average number of common shares (including redeemable common stock) outstanding for the year, plus the dilutive effect of common stock purchase warrants, stock options and restricted stock units using the treasury stock method.  Contingently issuable shares are included in the calculation of basic earnings per share when all contingencies surrounding the issuance of the shares are met and the shares are issued or issuable.  Contingently issuable shares are included in the calculation of dilutive earnings per share as of the beginning of the reporting period if, at the end of the reporting period, all contingencies surrounding the issuance of the shares are satisfied or would be satisfied if the end of the reporting period were the end of the contingency period.  Due to the net losses for the three and nine months ended January 31, 2014 and 2013, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

CHAMPIONS ONCOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects the total potential share-based instruments outstanding at January 31, 2014 and 2013 that could have an effect on the future computation of dilution per common share:

	January 31,
	2014	2013

Stock options	22,633,955	15,018,955
Warrants	3,276,667	3,276,667
Restricted stock	-	75,000

Total common stock equivalents	25,910,622	18,370,622

Critical Accounting Estimates

During the current quarter the Company entered into certain contracts that require future performance in the event that a portion of the contract has not been satisfied. Due to such requirements the Company has estimated an amount of revenue related to future performance and has deferred this revenue until all provisions of the agreement have been met. As of January 31, 2014, the Company has deferred $259,000 related to this estimate.

Note 2. Property and Equipment

Property and equipment is recorded at cost and consists of laboratory equipment, furniture and fixtures, and computer hardware and software. Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets ranging from three to seven years. Property and equipment consisted of the following (in thousands):

	January 31,	April 30,
	2014	2013
	(unaudited)
Furniture and fixtures	$62	$59
Computer equipment and software	633	549
Laboratory equipment	257	179
Leasehold improvements	2	2

Total property and equipment	954	789
Less: Accumulated depreciation	(533)	(375)

Property and equipment, net	$421	$414

Depreciation expense was $56,000 and $51,000 for the three months ended January 31, 2014 and 2013, respectively, and $158,000 and $153,000 for the nine months ended January 31, 2014 and 2013, respectively.

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

Stock-based compensation in the amount of $941,000 and $570,000 was recognized for the three months ended January 31, 2014 and 2013, respectively, and $1,968,000 and $1,934,000 for the nine months ended January 31, 2014 and 2013, respectively. Stock-based compensation expense was recognized as follows (in thousands):

CHAMPIONS ONCOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2014	2013	2014	2013

General and administrative	$866	$500	$1,686	$1,619
Sales and marketing	63	56	189	199
Research and development	4	4	19	33
TOS cost of sales	2	4	12	16
POS cost of sales	6	6	62	67

Total stock-based compensation expense	$941	$570	$1,968	$1,934

Stock Option Grants

Black-Scholes assumptions used to calculate the fair value of options granted during the three and nine months ended January 31, 2014 and 2013 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2014	2013	2014	2013

Expected term in years	5 - 6	6.0	5 - 6	6.0
Risk-free interest rates	1.4% - 2.1%	0.9% - 1.0%	0.8% - 2.4%	0.8% - 1.0%
Volatility	97% - 102%	100% - 102%	97% - 102%	99% - 102%
Dividend yield	0%	0%	0%	0%

The weighted average fair value of stock options granted during the three months ended January 31, 2014 and 2013 was $0.97 and $0.27, respectively. The weighted average fair value of stock options granted during the nine  months ended January 31, 2014 and 2013 was $0.96 and $0.36, respectively. The Company’s stock options activity for the nine months ended January 31, 2014 is as follows:

					Weighted
				Weighted	Average
		Directors		Average	Remaining	Aggregate
	Non-	and		Exercise	Contractual	Intrinsic
	Employees	Employees	Total	Price	Life (Years)	Value

Outstanding, May 1, 2013	765,000	13,125,205	13,890,205	$0.85	7.0	$89,000
Granted	-	8,850,000	8,850,000	1.23	9.7	148,000
Exercised	-	(15,000)	(15,000)	0.62
Forfeited	-	(65,000)	(65,000)	0.84
Expired	-	(26,250)	(26,250)	0.75

Outstanding, January 31, 2014	765,000	21,868,955	22,633,955	1.00	7.6	2,224,000

Vested and expected to vest as of January 31, 2014	765,000	21,868,955	22,633,955	1.00	7.6	2,224,000

Exercisable as of January 31, 2014	522,292	13,090,203	13,612,495	0.85	6.2	2,132,000

CHAMPIONS ONCOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Included in the balances outstanding in the table above are 3,000,000 options (which vest based on service criteria) granted to the Company’s Chief Executive Officer and its President as of November 5, 2013 as part of their new employment agreements. In addition to the above, there are 3,000,000 additional options granted to the Company’s Chief Executive Officer and President which vest based on both service and performance criteria.  The service-based conditions of these options provide for vesting to occur monthly over a period of three years.  The performance-based conditions have not been finalized as of January 31, 2014.   The service-based options, like all of the Company’s service-based options, are expensed on a straight-line basis.  Since the straight-line method is not available for performance or market-based share-based payments, the 3,000,000 performance-based options will be expensed on an accelerated basis once the Company determines it is probable that the performance-based conditions will be met.

Restricted Stock Grants

A summary of the activity related to restricted stock grants is as follows (in thousands):

Weighted
Average Grant
Date Fair Value
	Shares	Per Share

Nonvested as of May 1, 2013	50,000	$0.30
Granted	-	-
Vested	(50,000)	0.30
Forfeited	-	-
Expired	-	-

Nonvested as of January 31, 2014	-	-

Stock Purchase Warrants

As of January 31, 2014 and April 30, 2013, the Company had warrants outstanding for the purchase of 3,276,667 shares of its common stock, all of which were exercisable. Of these warrants, 1,266,667 were issued in connection with the April 2011 Private Placement and 1,860,000 were issued in connection with the January 2013 Private Placement and are accounted for as liabilities as further discussed in Note 4. The remaining 150,000 warrants are accounted for as equity instruments and expire on July 31, 2014. Activity related to these warrants, which expire at various dates through April 2016, is summarized as follows (dollars in thousands):

Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, May 1, 2013	3,276,667	$0.61	3.9	-
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-

Outstanding, January 31, 2014	3,276,667	$0.61	3.2	$1,265,734

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

On January 29, 2014, the Company executed amendments to the 2011 Securities Purchase Agreement and to the 2013 Securities Purchase Agreement with certain of the parties thereto, in each case revising the definition of “Change of Control” as it appears on the Securities Purchase Agreements.

On January 29, 2014, the Company also entered into an agreement with Joel Ackerman, its Chief Executive Officer and a Director, and Ronnie Morris, its President and a Director, both of whom bought securities from the Company pursuant to the Securities Purchase Agreements, that, if the Company’s Board of Directors votes on a transaction, event or approval that would constitute a Put Option Trigger Event (as defined in each of the Securities Purchase Agreements), each of Ackerman and Morris shall either (a) recuse themselves from voting as a member of the Board of Directors on such transaction, event or approval or (b) be entitled to vote but forego exercising or receiving the benefit of their Put Right (as defined in each of the Securities Purchase Agreements).

CHAMPIONS ONCOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Prior to the January 29, 2014 amendments the Put Option Trigger Event (as defined in each of the Securities Purchase Agreements) was outside of the Company’s control.  Subsequent to the January 29, 2014 amendments the Put Option Trigger Event is within the Company’s control.  This change resulted in the common stock related to the April 2011 Private Placement and the 2013 Private Placement to be reclassified from outside of permanent equity (reflected under the caption “redeemable common stock”) to inside permanent equity (reflected in the captions “common stock” and “additional paid-in capital”).

The warrants issued in connection with both the April 2011 Private Placement and January 2013 Private Placement contain certain exercise price reset provisions. Under these provisions, the exercise price of the warrants may be adjusted downward should the Company have future sales of its Common Stock for no consideration or for a consideration per share less than the Per Share Price (as such term is defined in the April 2011 Private Placement and January 2013 Private Placement). These exercise price reset provisions resulted in a downward adjustment to the exercise price of the warrants issued in the April 2011 Private Placement from $0.90 to $0.50 in January 2013 as a result of the January 2013 Private Placement.

The Company has accounted for the warrants issued in connection with the April 2011 Private Placement and January 2013 Private Placement as a liability based on the exercise price reset provisions described above. This liability, which is recorded at fair value on the accompanying consolidated balance sheets, totaled $0.8 million at the time of the close of the January 2013 Private Placement Agreement. As of January 31, 2014 and April 30, 2013, the fair value of these warrants was $2.25 million and $1.05 million, respectively. The change in fair value of these warrants has been, and will be, recognized as other income (expense) on the Company’s consolidated statements of operations. The fair value of these warrants was calculated by the Monte Carlo simulation valuation method. Assumptions used to calculate the fair value of these warrants were as follows:

	January 31,	April 30,
	2014	2013

Expected term in years	2.2 & 3.9	2.9 & 4.7
Risk-free interest rates	0.7% & 1.5%	0.3%
Volatility	93% & 107%	95% & 98%
Dividend yield	0%	0%

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

The Company has granted demand registration rights in connection with the investment in common shares and the common shares underlying the warrants for both the April 2011 Private Placement and January 2013 Private Placement. These rights include the requirement of the Company to file certain registration statements within a specified time period and to have these registration statements declared effective within a specified time period. If the Company is not able to comply with these registration requirements, the Company will be required to pay cash penalties equal to 1.0% of the aggregate Purchase Price paid by the investors for each 30-day period in which a Registration Default, as defined in the Securities Purchase Agreement, exists. These penalties are subject to a 10% limit of the aggregate Purchase Price paid by the investors. The Company may become subject to these penalty provisions if it fails to have a registration statement for the common shares declared effective, or to maintain the effectiveness of such registration statement. The total amount of potential penalties under this registration payment arrangement ranges from $50,000 to $130,000 for each 30-day period in which a registration default exists; however, as of January 31, 2014 and April 30, 2013, and through the date of this filing, the Company does not believe these penalties to be probable and accordingly, has not established an accrual for such registration payment arrangements.

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

CHAMPIONS ONCOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Consulting Services

During the nine months ended January 31, 2014 and 2013, the Company paid one of its former directors and former Chief Executive Officer, $0 and $30,000, respectively, in consulting fees.  During the nine months ended January 31, 2014 and 2013, the Company paid certain members of its Board of Directors $115,125 and $122,500, respectively, for consulting services unrelated to their duties as board members. During the nine months ended January 31, 2014 and 2013, the Company paid a substantial stockholder and former member of its Board of Directors $1,000 and $3,000, respectively, for consulting services. During the nine months ended January 31, 2014, the Company received from one of its former directors and former Chief Executive Officer, $25,000 in panel revenue. All of the amounts paid to and received from these related parties have been recognized in revenue and expense.

Note 6. Commitments and Contingencies

Operating Leases

As of January 31, 2014, we lease the following facilities under non-cancelable operating lease agreements:

⋅      One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in November 2016. The Company recognized $53,000 and $52,000 of rental costs relative to this lease for the nine months ended January 31, 2014 and 2013, respectively.

⋅      855 North Wolfe Street, Suite 619, Baltimore, Maryland 21205, which consists of laboratories and office space where the Company conducts operations related to its primary service offerings.  This lease expires in June 2014. The Company recognized $64,000 and $69,000 of rental costs relative to this lease for the nine months ended January 31, 2014 and 2013, respectively.

⋅      17 Hatidhar Street, Ra’anana, Israel, which served as office headquarters for Champions Oncology, Israel. The Company recognized $6,000 and $21,000 of rental costs relative to this lease for the nine months ended January 31, 2014 and 2013, respectively. This lease expired in July 2013 and was not renewed. Following the expiration of this lease, the Company utilizes office space on a limited basis from one of its stockholders. The fair value of rental costs associated with the new office space is immaterial.

⋅      57 Mohamed Sultan Road, Singapore, which serves as office headquarters for Champions Oncology, Singapore. The lease was renewed for one year and expires in January 2015. We incurred $4,000 and 1,000 of rental expense for the nine months ended January 31, 2014 and 2013, respectively.

Legal Matters

The Company is not currently party to any legal matters to its knowledge. The Company is not aware of any other matters that would have a material impact on the Company’s financial position or results of operations.

Registration Payment Arrangements

The Company has entered into an Amended and Restated Registration Rights Agreement in connection with the April 2011 Private Placement and January 2013 Private Placement and is discussed more fully in Note 4. This Amended and Restated Registration Rights Agreement contains provisions that may call for the Company to pay penalties in certain circumstances. This registration payment arrangement primarily relates to the Company’s ability to file a registration statement within a particular time period, have a registration statement declared effective within a particular time period and to maintain the effectiveness of the registration statement for a particular time period. The Company does not believe it is probable that penalty payments will be made for the Amended and Restated Registration Rights Agreement discussed in Note 4 and, accordingly, has not accrued for such potential penalties as of January 31, 2014 and April 30, 2013.

CHAMPIONS ONCOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 7. Licensing Agreements

In February 2010, the Company entered into an exclusive option agreement with a Canadian company. The option agreement granted the Company the exclusive right to review Irinophore C, a nanoparticle drug compound, for the treatment of various forms of cancer, including melanoma, prostate, breast, and lung cancer through April 2011. During the option year, the Company performed various TumorGraft tests on the nanoparticle compound. In March 2011, the Company exercised its option to license Irinophore C, a liposomal formulation of Irinotecan. On the first anniversary of the agreement (March 2012), an additional license fee of $45,000 (Canadian) became due, which was recognized as a liability as of April 30, 2012 and was satisfied during the year ended April 30, 2013. Commencing with the second anniversary of the agreement (March 2013), the Company is obligated to pay a minimum annual royalty of $10,000 (Canadian), unless the agreement were terminated by either party in advance of the anniversary date. Under the terms of the license agreement, the Company will be required to pay up to $3.0 million in development milestones, if achieved. The Company does not believe development milestones will be achieved within the next 12 months. Upon commercialization, the Company would also be required to make royalty and sales milestone payments based upon revenues. As of April 30, 2013 the Company has paid the March 2013 annual royalty payment of $10,000 (Canadian). No accrual has been made for current year royalty payment due in March 2014.

Note 8. Teva Agreement

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

On November 30, 2012, Cephalon exercised the option to pay this one-time fee of $880,000 to the Company, in lieu of any future milestone or royalty payments, for one compound tested under the agreement described above. Written notice was provided to the Company on December 3, 2012 and payment was received on December 19, 2012. This fee was recognized as revenue during the third quarter of fiscal 2013. As of January 31, 2014, the remaining compound is no longer being evaluated.

During fiscal 2013, the agreement with Cephalon was amended to perform additional work for an increased fee of $277,000. As models, along with required reports, are delivered, revenue is recognized on a proportionate basis in accordance with the Company’s revenue recognition policies. Revenues of $133,000 and $317,000 were recognized during the nine months ended January 31, 2014 and 2013, respectively, which are independent of the $880,000 noted above.

On July 30, 2013, the Company entered into an agreement with Teva Pharmaceutical Industries Ltd., pursuant to which the Company agreed to conduct TumorGraft studies on multiple proprietary chemical compounds provided by Teva to determine the activity or response of these compounds in potential clinical indications. Under the agreement, Teva agreed to pay an upfront payment and, under certain conditions, pay the Company various amounts upon achieving certain milestones, based on the performance of the compounds in preclinical testing and dependent upon testing the compound in clinical settings and obtaining FDA approval. In addition, Cephalon agreed to pay the Company royalties on any commercialized products developed under the agreement. This agreement terminated the collaborative agreement noted above between Cephalon and the Company. As of January 31, 2014 no revenue has been recognized.

Note 9. Fair Value

The carrying value of cash and cash equivalents, accounts receivable, prepaid expenses, deposits and other receivables, accounts payable, and accrued liabilities approximate their fair value based on the liquidity or the short-term maturities of these instruments. The fair value hierarchy promulgated by GAAP consists of three levels:

⋅      Level one — Quoted market prices in active markets for identical assets or liabilities;
⋅      Level two — Inputs other than level one inputs that are either directly or indirectly observable; and
⋅      Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

CHAMPIONS ONCOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has one liability measured at fair value on a recurring basis, which are warrants that were issued in connection with private placements of the Company’s securities that are discussed more fully in Note 4. As of January 31, 2014 and April 30, 2013, these warrants had an estimated fair value of $2,248,000 and $1,046,000, respectively, which was calculated by the Monte Carlo simulation valuation method using level three inputs. The Company has no assets that are measured at fair value on a recurring basis and there were no assets or liabilities measured at fair value on a non-recurring basis as of January 31, 2014 and April 30, 2013 or during the nine months ended January 31, 2014 and 2013.

The following table presents information about our warrants liability, which was our only financial instrument measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of January 31, 2014 (in thousands):

Balance, May 1, 2013	$(1,046)
Transfers to (from) Level 3	-
Total (gains) losses included in earnings	(1,202)
Purchases, issuances and settlements, net	-

Balance, January 31, 2014	$(2,248)

Note 10. Business Segment Information

The Company operates in two segments, POS and TOS. The accounting policies of the Company’s segments are the same as those described in Note 2 of the Company’s annual financial statements for the year ended April 30, 2013, as filed on Form 10-K. The Company evaluates performance of its segments based on profit or loss from operations before stock compensation expense, depreciation and amortization, interest expense, interest income, gain on sale of assets, special charges or benefits, and income taxes. Management uses segment profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment, and employee compensation, among other matters. The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

	Personalized	Translational
	Oncology	Oncology	Unallocated
	Solutions	Solutions	Corporate
Three Months Ended January 31, 2014	(POS)	(TOS)	Overhead	Consolidated
Net revenue	$590	$3,100	$-	$3,690
Direct cost of services	(608)	(1,007)	-	(1,615)
Sales and marketing costs	(405)	(352)	-	(757)
Other operating expenses	-	(531)	(1,254)	(1,785)
Stock- based compensation expense (1)	-		(941)	(941)

Segment profit (loss)	$(423)	$1,210	$(2,195)	$(1,408)

	Personalized	Translational
	Oncology	Oncology	Unallocated
	Solutions	Solutions	corporate
Three Months Ended January 31, 2013	(POS)	(TOS)	Overhead	Consolidated
Net revenue	$473	$2,444	$-	$2,917
Direct cost of services	(661)	(561)	-	(1,222)
Sales and marketing costs	(361)	(220)	-	(581)
Other operating expenses	-	(627)	(637)	(1,264)
Stock- based compensation expense (1)	-	-	(570)	(570)

Segment profit (loss)	$(549)	$1,036	$(1,207)	$(720)

CHAMPIONS ONCOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Personalized	Translational
	Oncology	Oncology	Unallocated
	Solutions	Solutions	Corporate
Nine Months Ended January 31, 2014	(POS)	(TOS)	Overhead	Consolidated
Net revenue	$1,834	$7,258	$-	$9,092
Direct cost of services	(2,078)	(2,572)	-	(4,650)
Sales and marketing costs	(1,159)	(812)	-	(1,971)
Other operating expenses	-	(1,595)	(2,790)	(4,385)
Stock- based compensation expense (1)	-	-	(1,968)	(1,968)

Segment profit (loss)	$(1,403)	$2,279	$(4,758)	$(3,882)

	Personalized	Translational
	Oncology	Oncology	Unallocated
	Solutions	Solutions	Corporate
Nine Months Ended January 31, 2013	(POS)	(TOS)	Overhead	Consolidated
Net revenue	$1,850	$4,631	$-	$6,481
Direct cost of services	(2,030)	(1,740)	-	(3,770)
Sales and marketing costs	(495)	(636)	-	(1,131)
Other operating expenses	-	(1,463)	(2,418)	(3,881)
Stock- based compensation expense (1)	-	-	(1,934)	(1,934)

Segment profit (loss)	$(675)	$792	$(4,352)	$(4,235)

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

We plan to continue our efforts to expand our TumorGraft Technology Platform in order to expand our POS and TOS programs. In fiscal 2012, we modified our POS business strategy to focus on growing our core technology products, which includes TumorGraft implants and drug tests, previously known as studies. As part of this strategy, which we continued to execute during fiscal 2013 and into fiscal 2014, we lowered our prices for these products to increase the number of patients to whom we sell these products and increase the number of tumors in our TumorBank. We will continue to offer related personalized oncology products, such as the personalized tumor panels and gene sequencing, to our customers; however, we expect future POS revenues to be driven by our core products.

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

On November 30, 2012, Cephalon exercised the option to pay this one-time fee of $880,000 to the Company, in lieu of any future milestone or royalty payments, for one compound tested under the agreement described above. Written notice was provided to the Company on December 3, 2012 and payment was received on December 19, 2012. This fee has been recognized as revenue during the third quarter of fiscal 2013. As of January 31, 2014, the remaining compound is no longer being evaluated.

During fiscal 2013, the agreement with Cephalon was amended to perform additional work for an increased fee of $277,000. As models, along with required reports, are delivered, revenue is recognized on a proportionate basis in accordance with the Company’s revenue recognition policies. Revenues of $133,000 and $317,000 were recognized during the nine months ended January 31, 2014 and 2013, respectively, which are independent of the $880,000 noted above.

On December 6, 2013, the Company entered into a licensing agreement with Pfizer, Inc. in the amount of $1,875,000, pursuant to which Pfizer agreed to license and utilize a portion of the Company’s TumorGraft technology platform for its studies. In addition, the Company and Pfizer will seek opportunities for further platform development and research collaboration.

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

On July 30, 2013, the Company entered into an agreement with Teva Pharmaceutical Industries Ltd. pursuant to which the Company agreed to conduct TumorGraft studies on multiple proprietary chemical compounds provided by Teva to determine the activity or response of these compounds in potential clinical indications. Under the agreement, Teva agreed to, pay an upfront payment and, under certain conditions, pay the Company various amounts upon achieving certain milestones, based on the performance of the compounds in preclinical testing and dependent upon testing the compound in clinical settings and obtaining FDA approval. In addition, Cephalon agreed to pay the Company royalties on any commercialized products developed under the agreement. This agreement terminated the collaborative agreement noted above between Cephalon and the Company.

Operating Results

The following table summarizes our operating results for the periods presented below:

	For the Three Months Ended January 31,
		% of		% of	%
	2014	Revenue	2013	Revenue	Change
Operating revenue:
Personalized oncology solutions	$590	16.0%	$473	16.2%	24.7%
Translational oncology solutions	3,100	84.0	2,444	83.8	26.8

Total operating revenue	3,690	100.0	2,917	100.0	26.5

Costs and operating expenses:
Cost of personalized oncology solutions	614	16.6	676	23.2	(9.2)
Cost of translational oncology solutions	1,008	27.3	566	19.4	78.1
Research and development	535	14.5	592	20.3	(9.6)
Sales and marketing	821	22.2	658	22.6	24.8
General and administrative	2,120	57.5	1,145	39.3	85.2

Total costs and operating expenses	5,098	138.2	3,637	124.7	40.2

Operating loss	$(1,408)	(38.2)%	$(720)	(24.7)%	95.6

	For the Nine Months Ended January 31,
		% of		% of	%
	2014	Revenue	2013	Revenue	Change
Operating revenue:
Personalized oncology solutions	$1,834	20.2%	$1,850	28.5%	(0.9)%
Translational oncology solutions	7,258	79.8	4,631	71.5	56.7

Total operating revenue	9,092	100.0	6,481	100.0	40.3

Costs and operating expenses:
Cost of personalized oncology solutions	2,139	23.5	2,030	31.3	5.4
Cost of translational oncology solutions	2,585	28.4	1,740	26.8	48.6
Research and development	1,614	17.8	1,415	21.8	14.1
Sales and marketing	2,160	23.8	2,047	31.6	5.5
General and administrative	4,476	49.2	3,484	53.8	28.5

Total costs and operating expenses	12,974	142.7	10,716	165.3	21.1

Operating loss	$(3,882)	(42.7)%	(4,235)	(65.3)%	(8.3)

Operating Revenues

Operating revenues were $3.7 million and $2.9 million for the three months ended January 31, 2014 and 2013, respectively, an increase of $0.8 million or 26.5%. Operating revenues were $9.1 million and $6.5 million for the nine months ended January 31, 2014 and 2013, respectively, an increase of $2.6 million or 40.3%.

POS revenues were $0.6 million and $0.5 million for the three months ended January 31, 2014 and 2013, respectively, an increase of $0.1 million, or 24.7%.   POS revenues were $1.8 million and $1.9 million for the nine months ended January 31, 2014 and 2013, respectively, a decrease of $0.1 million, or (0.9)%.

TOS revenues were $3.1 million and $2.4 million for the three months ended January 31, 2014 and 2013, respectively, an increase of $0.7 million, or 26.8%. TOS revenues were $7.3 and $4.6 million for the nine month ended January 31, 2014 and 2013, respectively, an increase of $2.7 million, or 56.7%.

Cost of Personalized Oncology Solutions

Cost of POS for the three months ended January 31, 2014 and 2013 was $0.6 million and $0.7 million, respectively,  a decrease of $0.1 million, or (9.2)%.  POS cost of sales for the nine months ended January 31, 2014 and 2013 was $2.1 million and $2.0 million, respectively, and increase of $0.1 million, or 5.4%. For the three months ended January 31, 2014 and 2013, gross margins for POS were (4.1)% and (42.9)%, respectively. For the nine months ended January 31, 2014 and 2013, gross margins for POS were (16.6)% and (9.7)%, respectively. The gross margin in this business segment fluctuates based on a number of factors including business mix, pricing and volumes.

Cost of Translational Oncology Solutions

Cost of TOS for the three months ended January 31, 2014 and 2013 was $1.0 million and $0.6 million, respectively, an increase of $0.4 million, or 78.1%.  TOS cost of sales for the nine months ended January 31, 2014 and 2013 was $2.6 million and $1.7 million, respectively, an increase of $0.9 million, or 48.6%. The increase in cost of sales is due to higher lab costs associated with increased TOS revenues and laboratory testing. For the three months ended January 31, 2014 and 2013, gross margins for TOS were 67.5% and 76.8%, respectively. Gross margins for the quarter ended January 31, 2014 was higher than usual due to the higher gross margins associated with the technology licensing revenue. Gross margins for the quarter ended January 31, 2013 was higher than usual because the one-time payment from Teva did not have any cost of sales associated with it in the quarter. For the nine months ended January 31, 2014 and 2013, gross margins for TOS were 64.4% and 62.4%, respectively.

Research and Development

Research and development expenses for the three months ended January 31, 2014 and 2013 were $0.5 million and $0.6 million, respectively, a decrease of $0.1 million, or (9.6)%. Research and development expense for the nine months ended January 31, 2014 and 2013 was $1.6 million and $1.4 million, respectively, an increase of $0.2 million, or 14.1%.

Sales and Marketing

Sales and marketing expenses the three months ended January 31, 2014 and 2013 was $0.8 million and $0.7 million respectively, an increase of $0.2, or 24.8%. Sales and marketing expense for the nine months ended January 31, 2014 and 2013 were $2.1 million and $2.0 million, respectively, an increase of $0.1 million, or 5.5%. The increase is due to performance based payments to sales representatives for achieving certain revenue targets.

General and Administrative

General and administrative expenses for the three months ended January 31, 2014 and 2013 was $2.1 million and $1.1 million, respectively, an increase of $1 million, or 85.2%. General and administrative expense for the nine months ended January 31, 2014 and 2013 was $4.5 million and $3.5 million, an increase of $1 million, or 28.5%. The increase was due to an increase in stock based compensation expense, the addition of 3 senior executives to the company and the accrual of bonus payments for fiscal 2014.

Other Income (Expense)

Other income (expense) for the three months ended January 31, 2014 and 2013 was 0.8 million and ($0.3) million, an increase of $1.1 million.  During the three months ended January 31, 2014 and 2013, the Company recognized income of $0.8 million and (expense) of ($0.3) million for the change in fair value of warrants that are accounted for as liabilities and are described further below and in Note 9 to our unaudited condensed consolidated financial statements. For the nine months ended January 31, 2014 and 2013, other income (expense) was ($1.2) million and ($43,000), respectively. The Company will continue to adjust the warrant liability for changes in fair value until the earlier of the exercise of the warrants,  or expiration of the warrants. This change in fair value of warrant liability was a result of revaluing the warrant liability based on the Monte Carlo simulation valuation model, impacted primarily by the quoted price of the Company's common stock. The revaluation of the warrant liability has no impact on our cash balances.

Inflation

Inflation does not have a meaningful impact on the results of our operations.

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our cash and cash equivalents, working capital management, and proceeds from certain private placements of our securities. As of January 31, 2014, we had working capital of $5.5 million and cash and cash equivalents of $5.8 million. We believe that our cash and cash equivalents on hand at January 31, 2014 are adequate to fund operations for at least the next twelve months. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

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

On January 29, 2014, the Company executed amendments to the 2011 Securities Purchase Agreement and to the 2013 Securities Purchase Agreement with certain of the parties thereto, in each case revising the definition of “Change of Control” as it appears on the Securities Purchase Agreements.

On January 29, 2014, the Company also entered into an agreement with Joel Ackerman, its Chief Executive Officer and a Director, and Ronnie Morris, its President and a Director, both of whom bought securities from the Company pursuant to the Securities Purchase Agreements, that, if the Company’s Board of Directors votes on a transaction, event or approval that would constitute a Put Option Trigger Event (as defined in each of the Securities Purchase Agreements), each of Ackerman and Morris shall either (a) recuse themselves from voting as a member of the Board of Directors on such transaction, event or approval or (b) be entitled to vote but forego exercising or receiving the benefit of their Put Right (as defined in each of the Securities Purchase Agreements).

Prior to the January 29, 2014 amendments the Put Option Trigger Event (as defined in each of the Securities Purchase Agreements) was outside of the Company’s control.  Subsequent to the January 29, 2014 amendments the Put Option Trigger Event is within the Company’s control.  This change resulted in the common stock related to the April 2011 Private Placement and the 2013 Private Placement to be reclassified from outside of permanent equity (reflected under the caption “redeemable common stock”) to inside permanent equity (reflected in the captions “common stock” and “additional paid-in capital”).

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

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash used in operating activities was $3.6 million and $3.1 million for the nine months ended January 31, 2014 and 2013, respectively, an  increase of $0.5 million.

Cash Flows from Investing Activities

Net cash used in investing activities was $164,000 and $35,000 for the nine months ended January 31, 2014 and 2013, respectively.  These cash flows primarily relate to the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was nil and $9.2 million for the nine months ended January 31, 2014 and 2013, respectively.

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to apply methodologies and make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates of the Company include, among other things, accounts receivable realization, revenue recognition, valuation allowances for deferred tax assets, valuation of goodwill, and stock compensation assumptions. Actual results could differ from those estimates. The Company’s critical accounting policies are summarized in the Company’s Annual Report on Form 10-K, filed with the SEC on July 26, 2013.

During the quarter the Company entered into certain contracts that may require future performance in the event that a portion of the contract has not been satisfied. Due to such requirements the Company has estimated an amount of revenue related to future performance and has deferred this revenue until all provisions of the agreement have been met.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Exhibit
10.1*	Master Supply and Services Contract, made on December 3, 2013, between Pfizer, Inc. and Champions Oncology, Inc.
31.1	8650 Section 302 Certification of Chief Executive Officer
31.2	8650 Section 302 Certification of Vice President, Finance
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2014 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, January 31, 2014 and April 30, 2013, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three months ended January 31, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the three months ended January 31, 2014 and 2013, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

* Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPIONS ONCOLOGY, INC.
(Registrant)

Date: March 14, 2014	By:	/s/ Joel Ackerman
Joel Ackerman
Chief Executive Officer
(principal executive officer)

	By:	/s/ David Miller
David Miller
Vice President, Finance
(principal financial officer)

