Form 10-K
period 2014-04-30
CHAMPIONS ONCOLOGY, INC.
filed 2014-07-28
CIK 771856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2014
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

The number of Common Shares of the Registrant outstanding as of June 30, 2014 was 66,885,741.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part II and Part III of this Form 10-K.

INDEX TO FORM 10-K

FOR THE YEAR ENDED APRIL 30, 2014

As used in this Annual Report on Form 10-K, “Champions Oncology, Inc.,” “Champions,” the “Company,” “we,” “ours,” and “us” refer to Champions Oncology, Inc. and its subsidiaries, except where the context otherwise requires or as otherwise indicated.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that inherently involve risk and uncertainties.  Forward-looking statements may be identified by the words “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “will,” “may,” “likely” or similar expressions. Forward-looking statements in this Annual Report include statements about our business strategies and products development activities, including the anticipated benefits and risks associated with those strategies as well as statements about the sufficiency of our capital resources.  One should not place undue reliance on these forward-looking statements.  We cannot guarantee that we will achieve the plans, intentions or expectations expressed or implied in our forward-looking statement.  There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make.  These important factors are described under “Risk Factors” set forth below.  In addition, any forward-looking statements we make in this document speak only as of the date of this document, and we do not intend to update any such forward-looking statements to reflect events or circumstances that occur after that date, except as required by law.  As a result of these and other factors, our stock price may fluctuate dramatically.

PART I

Item 1. Business

Overview

Champions Oncology, Inc. is engaged in the development and sale of advanced technology solutions and products to personalize the development and use of oncology drugs.  The Company’s TumorGraft Technology Platform is a novel approach to personalizing cancer care, based upon the implantation of human tumors in immune-deficient mice.  The Company uses this technology, in conjunction with related services, to offer solutions for two customer groups:

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

Our technology platform also includes a bank of  tumors that we have acquired, collected, processed, validated, and stored for use in our TOS business, which we call our “TumorBank”.  We implant these tumors in mice to provide pharmaceutical and biotechnology companies the opportunity to test oncology compounds on multiple tumors to test efficacy and simulate the results of human clinical trials.

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

Our Strategy

Our strategy is to use TumorGrafts as a platform technology to drive multiple synergistic revenue streams. We continue to build this platform with investments in research and development. Our goal is to populate our TumorBank and its related database with tumors and information we receive from our POS business, research collaborations and validation studies. The tumors and information in the TumorBank are then available for TOS studies. We believe that the result is well-differentiated products for patients, physicians, and drug development companies. In addition, we are looking for additional opportunities to utilize the data we are gathering about the tumors to develop proprietary biomarkers and signatures of response that can predict the resistance or sensitivity of individual patients to oncology drugs.

Personalized Oncology Solutions Business

Our POS business offers physicians and patients information to help guide the development of personalized treatment plans.  Our core products, TumorGraft implants and drug panels, previously known as studies, utilize TumorGraft technology to empirically test the response of a patient’s tumor to multiple oncology drugs or drug combinations.  The process begins by implanting a fresh fragment of the patient’s tumor, typically received within 24 hours of surgery or biopsy, in a small colony of immune-deficient mice to grow the tumor tissue.  This colony is then expanded by reimplanting the grown tumor tissue from the first generation of mice into an increasing number of second generation of mice until a sufficient number of implanted mice with the individual patients’ tumor are available for testing.  At that point, the colony is randomized into different groups, and studies are performed on the mice whereby each mouse in a group is dosed with a different drug or drug combination.  The response of the tumor in each mouse is tracked over time and analyzed to determine which drug or drug combination is providing the highest level of tumor growth inhibition in the mice.  Our data, which is currently limited in nature, indicates that there may be a correlation between the response to drugs of a tumor in a mouse with the response to drugs of a tumor in a patient.

In addition to our core TumorGraft POS products, we offer non-core related POS products to our customers, including personalized tumor boards, previously known as tumor panels, and gene sequencing.  Personalized tumor boards are designed to provide access to oncologists with expertise in particular tumor types.  These tumor boards can be done in person or by teleconference and can include from three to more than 15 physicians. The physicians on the tumor board receive an overview of the patient’s history of treatment and current status, typically from the treating physician. The tumor board physicians may also receive the results of advanced molecular and sensitivity testing of the patient’s tumor, which may include information based on our TumorGraft testing. Based on their expertise and the research information available to them from their academic institutions and colleagues, these physicians can offer useful insight into possible treatments. We also provide gene sequencing that analyzes the genetic makeup of patient’s tumor for the purpose of identifying potentially useful drugs. We will continue to offer related personal oncology products to our customers; however, we expect future POS revenues to be driven by our core products.

We rely on the internet, word of mouth, and a small sales force to market these services to patients and physicians.

For the year ended April 30, 2014, our revenues from POS totaled $2.3 million, a 5.3% decrease from the previous year.

Translational Oncology Solutions Business

Our TOS business utilizes our technology platform to assist pharmaceutical and biotechnology companies with their drug development process.  We provide studies, or license tumors for use in studies, that we believe may predict the efficacy of experimental oncology drugs or approved drugs as stand-alone therapies or in combination with other drugs and can stimulate the results of human clinical trials.  These studies include in vivo studies that rely on implanting multiple tumors from our TumorBank in mice and testing the therapy of interest on these tumors.  Studies may also include bioinformatics analyses that reveal the differences in the genetic signatures of the tumors that responded to a therapy as compared to the tumors that did not respond.  Our studies can be used to determine which types of cancer, if any, may be inhibited by a drug.  The studies can also be used to identify specific sub-populations, often characterized by particular genetic mutations that are differentially sensitive or resistant to a drug or drug combination.  These studies, used in pre-clinical testing or during phase I or II of a clinical trial, can help guide the clinical development path of new compounds or find new indications or combinations for compounds that are already approved by the United States Food and Drug Administration, or FDA. We believe that the results may lead to lower costs and shorter timeframes for drug development.

Our sales and marketing efforts are dependent on a dedicated sales force that sells directly to pharmaceutical and biotechnology companies.

For the year ended April 30, 2014, our revenues from TOS products totaled $9.3 million, an increase of 56.5% from the previous year.

Recent Developments

On July 30, 2013, the Company entered into an agreement with Teva Pharmaceutical Industries Ltd., pursuant to which the Company agreed to conduct TumorGraft studies on multiple proprietary chemical compounds provided by Teva to determine the activity or response of these compounds in potential clinical indications. Under the agreement, Teva agreed to pay an upfront payment and, under certain conditions, pay the Company various amounts upon achieving certain milestones, based on the performance of the compounds in preclinical testing and dependent upon testing the compound in clinical settings and obtaining FDA approval. In addition, Teva agreed to pay the Company royalties on any commercialized products developed under the agreement. This agreement terminated a prior collaborative agreement between Cephalon, Inc. a wholly-owned subsidiary of Teva, and the Company. For the year ended April 30, 2014, revenue of $194,000 were recognized related to this agreement.

On December 6, 2013, the Company entered into a licensing agreement with Pfizer, Inc. in the amount of $1,875,000, pursuant to which Pfizer agreed to license and utilize a portion of the Company’s TumorGraft technology platform for its studies. In addition, the Company and Pfizer will seek opportunities for further platform development and research collaboration.

In-licensed Compounds

In February 2010, the Company entered into an exclusive option agreement with a Canadian company. The option agreement granted the Company the exclusive right to review Irinophore C, a nanoparticle drug compound, for the treatment of various forms of cancer, including melanoma, prostate, breast, and lung cancer. As of June 26, 2014 the Company terminated its exclusive option agreement.

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

Research and Development

For the years ended April 30, 2014 and 2013, we spent approximately $2,265,000 and $1,920,000, respectively, to develop our TumorGraft Technology Platform. We continue to expand our TumorBank through the acquisition of tumor tissue and implanted models from the POS business. In addition, we expect to grow our tumor bank through research collaborations and relationships with hospitals and academic institutions. Our research and development efforts were focused on increasing our understanding of our TumorGraft models, their clinical predictability, improving growth and tumor take rates, and other biological and molecular characteristics of the models.

Government Regulation

The research, development, and marketing of our products, the performance of our POS testing services, and the operation of our facilities are generally subject to federal, state, local, or foreign legislation, including licensure of our laboratory located in Baltimore, Maryland by the States of Maryland and New York, and compliance with federal, state, local or foreign legislation applicable to the use of live animals in scientific testing, research and education.

The FDA has claimed regulatory authority over laboratory developed tests such as our POS products, but has generally not exercised it. The FDA has announced regulatory and guidance initiatives that could increase federal regulation of our business. We are subject to federal and international regulations with regard to shipment of hazardous materials, including the Department of Transportation and the International Air Transit Authority. These regulations require interstate, intrastate, and foreign shipments comply with applicable labeling, documentation, and training requirements.

Employees

As of April 30, 2014, we had 60 full-time equivalent employees (FTEs), including 26 with doctoral or other advanced degrees.  Of our workforce, 42 FTEs are engaged in research and development and laboratory operations, 11 FTEs are engaged in sales and marketing, and 7 FTEs are engaged in finance and administration.  None of our employees are represented by a labor union or covered by collective bargaining agreements.  We have never experienced a work stoppage and believe our relationship with our employees is good.

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

For the years ended April 30, 2014 and 2013, the Company had a net loss of approximately $7,406,000 and $6,330,000, respectively.  As of April 30, 2014, the Company has an accumulated deficit of approximately $38,880,000.

The amount of these losses may vary significantly from year-to-year and quarter-to-quarter and will depend on, among other factors:

•	the cost of continuing to build out our TumorGraft Technology Platform;
•	the cost and rate of progress toward growing our POS and TOS businesses;
•	the cost and rate of progress toward building our sales forces;
•	the cost of increasing our research and development;
•	the cost of renting our laboratory and animal testing facilities and payment for associated services;
•	the timing and cost of obtaining and maintaining any necessary regulatory approvals;
•	the cost of expanding and building out our infrastructure; and
•	the cost incurred in hiring and maintaining qualified personnel.

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

In order to grow revenues, we must invest capital to implement our sales and marketing efforts and to successfully develop our bioinformatics from our TumorBank and our TumorGraft Technology Platform. Because we do not have sufficient history of commercial efforts, our sales and marketing efforts may never generate significant increases in revenues or achieve profitability and it is likely that we will be required to raise additional capital to continue our operations as currently contemplated. If we must devote a substantial amount of time to raising capital, it will delay our ability to achieve our business goals within the time frames that we now expect, which could increase the amount of capital we need. In addition, the amount of time expended by our management on fundraising distracts them from concentrating on our business affairs. If we require additional capital and are not successful in raising the needed capital, we may have to cease operations.

We may not be able to maintain or increase our revenues due to our reduction in POS product prices, the length of time it takes to conduct TumorGrafts, the uncertainty of whether TumorGrafts will successfully implant and the limited information about the correlation between the response to drugs of a tumor in mice with the response to those drugs of the tumor in patients.

We may not be able to successfully maintain or increase our POS products on a profitable basis. In the 2012 fiscal year, we significantly reduced the pricing on our POS products as part of the strategic decision to increase the number of patients to whom we sell these products and increase the number of models in our TumorBank. As a result, our gross margin for this service has decreased, and was negative 12% for 2013 and negative 21% for 2014.

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

The FDA has claimed regulatory authority over all laboratory-developed tests, or LDTs, such as our POS products, but has generally not exercised its regulatory authority for most LDTs performed by CLIA-certified laboratories such as our facilities. The FDA has announced several regulatory and guidance initiatives that may impact our business, including by increasing regulation of LDTs. If finalized, these initiatives may lead to an increased regulatory burden on our Company, which may result in a requirement for FDA review and clearance or approval of our POS products. Any increased regulatory burdens would probably result in an increase in the cost of our POS products and could keep us from selling POS products until such time as any required FDA clearance or approval is obtained. Any POS products that we provide in other countries may be similarly subject to regulation by foreign regulatory agencies, which would also increase our costs. These matters could hurt our business and our financial results.

Our laboratories are subject to regulation and licensure requirements, and the healthcare industry is highly regulated; we may face substantial penalties, and our business activities may be impacted, if we fail to comply.

Our TumorGraft products are performed in laboratories that are subject to state regulation and licensure requirements. Such regulation and requirements are subject to change, and may result in additional costs or delays in providing our products to our customers. In addition, the healthcare industry in general is highly regulated in the United States at both the federal and state levels. We seek to conduct our business in compliance with all applicable laws, but many of the laws and regulations potentially applicable to us are vague or unclear. These laws and regulations may be interpreted or applied by an authority in a way that could require us to make changes in our business. We may not be able to obtain all regulatory approvals needed to operate our business or sell our products. If we fail to do so, we could be subject to civil and criminal penalties or fines or lose the authorizations necessary to operate our business, as well as incur additional liabilities from third parties. If any of these events happened, they could hurt our business and financial results.

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

Our success, currently, is dependent upon the efforts of several full-time key employees, the loss of the services of one or more of which would have a material adverse effect on our business and financial condition. We intend to continue to attract and retain qualified personnel in all functional areas to expand and grow our business. This may be difficult in the healthcare industry where competition for skilled personnel is intense, even as the United States has seen an overall downturn in its economy.

Because our industry is very competitive and many of our competitors have substantially greater capital resources and more experience in research and development, we may not succeed in selling or increasing sales of our products and technologies.

We are engaged in a rapidly changing and highly competitive field. Potential competitors in the United States and abroad are numerous and include diagnostic companies and providers of clinical research services, most of which have substantially greater capital resources and more experience in research and development capabilities. Furthermore, new companies will likely enter our market from the United States and abroad, as scientific developments surrounding other cancer diagnostic services continue to accelerate in the multibillion dollar oncology marketplace.  Our competitors may succeed in selling their products to our potential patient and physician customers more effectively than we sell our products.   In addition, academic institutions, hospitals, governmental agencies, and other public and private research organizations also may conduct similar research, seek patent protection, and may develop and commercially introduce competing products or technologies on their own or through joint ventures. If one or more of our competitors succeeds in developing similar technologies and products that are more effective or successful than any of those that we currently sell or will develop, our results of operations will be significantly adversely affected.

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

We may issue additional shares of common stock, which will reduce shareholders’ percentage ownership and may dilute per share value. Our Certificate of Incorporation authorizes the issuance of 125,000,000 shares of common stock. As of June 30, 2014, we had 70,122,086 shares of common stock issued and 66,885,741 shares outstanding. The future issuance of all or part of the remaining authorized common stock would result in substantial dilution in the percentage of the common stock held by existing shareholders. The issuance of common stock for future services, acquisitions, or other corporate actions may have the effect of diluting the value of the shares held by existing shareholders, and might have an adverse effect on any market for our common stock.

There is a limited trading market for our common stock, which may make it difficult for you to sell your shares and you may be subject to state securities laws for any resale.

Our common stock is quoted on the over-the-counter or OTC Bulletin Board. Like many stocks quoted on the OTC Bulletin Board, trading in our common stock is thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance. Moreover, trading on the OTC Bulletin Board is often more sporadic and volatile than the trading on security exchanges like NASDAQ or New York Stock Exchange. Accordingly, you may have difficulty reselling your shares of our common stock in short time periods. In addition, unlike shares of companies listed on NASDAQ or New York Stock Exchange, re-sales of our shares are not exempt from state, or “blue sky,” securities laws. As a result, you may need to comply with or find an exemption from any registration requirements of state securities laws if you resell our shares.

The exercise of outstanding options and warrants may dilute current shareholders.

As of June 30, 2014, there were 26,587,704 warrants and options outstanding and 16,841,244 vested to purchase shares of our common stock. The exercise of a substantial number of these outstanding warrants and options could adversely affect our share price and dilute current shareholders.

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

Insiders own a significant amount of our outstanding common stock which could discourage takeover attempts. Our directors, affiliates and executive officers collectively beneficially own approximately 66% of our outstanding stock as of June 30, 2014.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease the following facilities under non-cancelable operating lease agreements:

•	One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters and consists of approximately 3,800 square feet of office space. The lease expires in November 2016. The Company recognized $75,000 and $69,000 of rental costs relative to this lease for fiscal 2014 and 2013, respectively.

•	855 North Wolfe Street, Suite 619, Baltimore, Maryland 21205, which consists of laboratories and office space where the Company conducts operations related to its primary service offerings. This lease expired in June 2014. The Company is currently in the process of renewing the lease. The Company recognized $85,000 and $90,000 of rental costs relative to this lease for fiscal 2014 and 2013, respectively.

•	17 Hatidhar Street, Ra’anana, Israel, which serves as office headquarters for Champions Oncology, Israel. The Company recognized $6,000 and $28,000 of rental costs relative to this lease for fiscal 2014 and 2013, respectively. This lease expired in July 2013 and was not renewed. Following the expiration of this lease, the Company utilizes office space on a limited basis from one of its stockholders. The fair value of rental costs associated with the new office space is immaterial.

•	57 Mohamed Sultan Road, Singapore, which serves as office headquarters for Champions Oncology, Singapore. The lease was renewed for one year and expires in January 2015. We incurred $5,000 and $2,000 of rental expense relative to this lease for fiscal 2014 and 2013, respectively..

•	450 East 29th Street, New York, New York, 10016, which is a laboratory at which we implant tumors. We incurred no material costs relative to this lease in 2014 as the lease began in March 2014. The lease expires in September 2014 and can be renewed by the Company for subsequent one year terms.

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

	High	Low
Fiscal Year Ended April 30, 2014:
First quarter	$1.19	$0.43
Second quarter	1.99	1.08
Third quarter	1.65	0.80
Fourth quarter	1.20	0.80

	High	Low
Fiscal Year Ended April 30, 2013:
First quarter	$0.67	$0.37
Second quarter	0.50	0.25
Third quarter	0.64	0.21
Fourth quarter	0.68	0.44

Approximate Number of Holders of Common Stock

As of June 30, 2014, there were approximately 2,136 record holders of the Company’s common stock.

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

Overview and Recent Developments

Champions Oncology, Inc. is engaged in the development and sale of advanced technology solutions and products to personalize the development and use of oncology drugs.  The Company’s TumorGraft Technology Platform is a novel approach to personalizing cancer care, based upon the implantation of human tumors in immune-deficient mice.  The Company uses this technology, in conjunction with related products, to offer solutions for two customer groups:

•	Our Personalized Oncology Solutions, or POS, business, which provides services to physicians and patients looking for information to help guide the development of personalized treatment plans.
11

•	Our Translational Oncology Solutions, or TOS, business, which provides services to pharmaceutical and biotechnology companies seeking personalized approaches to drug development that will lower costs and increase the speed of developing new drugs, as well as increase the adoption of existing drugs.

We plan to continue our efforts to expand our TumorGraft Technology Platform in order to expand our POS and TOS programs. In fiscal 2012, we modified our POS business strategy to focus on growing our core technology products, which includes TumorGraft implants and drug panels. As part of this strategy, which we continued to execute during fiscal 2014, we lowered our prices for these products to increase the number of patients to whom we sell these products and increase the number of tumors in our TumorBank. We will continue to offer related personalized oncology products, such as the personalized tumor boards and gene sequencing, to our customers; however, we expect future POS revenues to be driven by our core products.

On July 30, 2013, the Company entered into an agreement with Teva Pharmaceutical Industries Ltd. pursuant to which the Company agreed to conduct TumorGraft studies on multiple proprietary chemical compounds provided by Teva to determine the activity or response of these compounds in potential clinical indications. Under the agreement, Teva agreed to, pay an upfront payment and, under certain conditions, pay the Company various amounts upon achieving certain milestones, based on the performance of the compounds in preclinical testing and dependent upon testing the compound in clinical settings and obtaining FDA approval. In addition, Teva agreed to pay the Company royalties on any commercialized products developed under the agreement. This agreement terminated a prior collaborative agreement between Cephalon, Inc. a wholly-owned subsidiary of Teva, and the Company. For the year ended April 30, 2014, revenue of $194,000 were recognized related to this agreement.

On December 6, 2013, the Company entered into a licensing agreement with Pfizer, Inc. in the amount of $1,875,000, pursuant to which Pfizer agreed to license and utilize a portion of the Company’s TumorGraft technology platform for its studies. In addition, the Company and Pfizer will seek opportunities for further platform development and research collaboration.

Results of Operations

The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Years Ended April 30,
		% of		% of	%
	2014	Revenue	2013	Revenue	Change
Operating revenue:
Personalized oncology solutions	$2,264	19.6%	$2,390	28.7%	(5.3)%
Translational oncology solutions	9,286	80.4	5,933	71.3	56.5

Total operating revenue	11,550	100.0	8,323	100.0	38.8

Costs and operating expenses:
Cost of personalized oncology solutions	2,731	23.6	2,672	32.1	2.2
Cost of translational oncology solutions	3,532	30.6	2,656	31.9	33.0
Research and development	2,265	19.6	1,920	23.1	18.0
Sales and marketing	3,155	27.3	2,665	32.0	18.4
General and administrative	6,127	53.0	4,631	55.6	32.3

Total costs and operating expenses	17,810	154.2	14,544	174.7	22.5

Loss from operations	$(6,260)	(54.2)%	$(6,221)	(74.7)%	0.6%

Operating Revenues

Operating revenues for the years ended April 30, 2014 and 2013 were $11.6 million and $8.3 million, respectively, an increase of $3.3 million, or 38.8%, primarily driven by the increase in TOS revenue.

Personalized Oncology Solutions Revenues

POS revenues were $2.3 million and $2.4 million for the years ended April 30, 2014 and 2013, respectively, a decrease of $0.1 million or 5.3%. In 2014 we made a strategic decision to focus on growing our core POS revenues, implants and drug panels. Core revenues were $1.8 million and $1.5 million for the years ended April 30, 2014 and 2013, respectively, an increase of 20%. The number of implants during fiscal 2014 was 223, an increase of 57% over fiscal 2013. The number of patients for whom studies were completed was 87 for fiscal 2014, an increase of 67% over fiscal 2013. Non-core revenues, consisting of tumor boards and sequencing, were $0.5 million and $0.9 million for the years ended April 30, 2014 and 2013, respectively, a decrease of 55%.

Translational Oncology Solutions Revenues

TOS revenues were $9.3 million and $5.9 million for the years ended April 30, 2014 and 2013, respectively, an increase of $3.4 million or 56.5%.The increase was due primarily to growth in sales volume and customer mix of these products resulting from our continued sales and marketing efforts.

Cost of Personalized Oncology Solutions

POS cost of sales was $2.7 million for both years ended April 30, 2014 and 2013. For the years ended April 30, 2014 and 2013, gross margins for POS were negative 21% and negative 12%, respectively. The declines in gross margins are attributed to the shift in focus to core revenues which are lower margin products.

Cost of Translational Oncology Solutions

TOS cost of sales was $3.5 million and $2.7 million for the years ended April 30, 2014 and 2013, respectively, an increase of $0.8 million, or 33%. For the years ended April 30, 2014 and 2013, gross margins for TOS were 63% and 55%, respectively.

Research and Development

Research and development expense was $2.3 million and $1.9 million for the years ended April 30, 2014 and 2013, respectively, an increase of $0.4 million or 18%.

Sales and Marketing

Sales and marketing expense was $3.2 million and $2.7 million for the years ended April 30, 2014 and 2013, respectively, an increase of $0.5 million, or 18.4%. The increase is primarily due to performance based payments to sales representatives for achieving certain revenue targets and the addition of a sales and marketing senior executive.

General and Administrative

General and administrative expense was $6.1 million and $4.6 million for the years ended April 30, 2014 and 2013, respectively, an increase of $1.5 million, or 32.3%. This increase can be attributed to stock-based compensation expense and other costs associated with business expansion.

Other Expense

Other expense consists of the change in the fair value of warrants that are accounted for as liabilities and are described further below and in Note 6 to the accompanying consolidated financial statements. Other expense was ($1.1) million and ($0.1) million for the years ended April 30, 2014 and 2013, respectively. The Company will continue to adjust the warrant liability for changes in fair value, until the earlier of the exercise of the warrants or expiration of the warrants. This change in the fair value of the warrant liability was a result of revaluing the warrant liability based on the Monte Carlo simulation valuation model, impacted primarily by the quoted price of the Company's common stock. The revaluation of the warrant liability has no impact on our cash balances.

Inflation

Inflation does not have a meaningful impact on the results of our operations.

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our cash and cash equivalents, working capital management, and proceeds from certain private placements of our securities. As of April 30, 2014, we had working capital of $3.9 million and cash and cash equivalents of $5.9 million. We believe that our cash and cash equivalents on hand at April 30, 2014 is adequate to fund operation for at least through our fiscal 2015. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

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

Due to the put option described above and a similar put option for an April 2011 private placement, the Company had historically accounted for Common Stock issued in the January 2013 private placement and the April 2011 private placement as temporary equity, which was reflected under the caption “redeemable common stock” on the consolidated balance sheets included in item 15 of this report for 2013. The total amount allocated to these common shares was $16.9 million, which is equal to the total proceeds less the amount allocated to the fair value of the warrants and is also net of the direct and incremental costs associated with the private placement

On January 29, 2014, the Company executed amendments to the 2011 Securities Purchase Agreement and to the 2013 Securities Purchase Agreement with certain of the parties thereto, in each case revising the definition of “Change of Control” as it appears on the Securities Purchase Agreements.

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

Prior to the January 29, 2014 amendments, the Put Option Trigger Event (as defined in each of the Securities Purchase Agreements) was outside of the Company’s control.  Subsequent to the January 29, 2014 amendments the Put Option Trigger Event is within the Company’s control.  This change resulted in the common stock related to the April 2011 Private Placement and the 2013 Private Placement to be reclassified from outside of permanent equity (reflected under the caption “redeemable common stock”) to inside permanent equity (reflected in the captions “common stock” and “additional paid-in capital”) for 2014.

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

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash used in operating activities was $3.4 million and $4.3 million for the years ended April 30, 2014 and 2013, respectively. The decrease of $0.9 million cash used in operations relates to an increase in revenues to cover operational expenses. The net loss increase was due primarily to an increase in non-cash stock based compensation and warrant expense.

Cash Flows from Investing Activities

Cash used in investing activities was $0.2 million and $0.1 million for the years ended April 30, 2014 and 2013, respectively. These cash flows relate to the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was nil and $9.1 million for the years ended April 30, 2014 and 2013, respectively. These cash flows in 2013 primarily relate to the private placement of common stock and warrants that occurred on January 28, 2013, which is explained more in Liquidity and Capital Resources, and the exercise of stock options and warrants.

Critical Accounting Policies

We believe that of our significant accounting policies (refer to the Notes to Consolidated Financial Statements contained in Item 15 of this Annual Report), the following may involve a higher degree of judgment and complexity:

General

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States or GAAP.  The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. Significant estimates of the Company include, among other things, accounts receivable realization, revenue recognition (replacement of licensed tumors), valuation allowance for deferred tax assets, valuation of goodwill, and stock compensation and warrant assumptions. We have not identified any estimates that require a significant level of judgment or are otherwise subject to an inherent degree of uncertainty.   We base our estimates on historical experience, our observance of trends in particular areas and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources.  Actual amounts could differ significantly from amounts previously estimated.

Revenue Recognition

We derive revenue from our POS and TOS businesses.  Personalized oncology solutions assist physicians by providing information to help guide the development of personalized treatment plans for their patients using our core offerings, including testing oncology drugs and drug combinations on personalized TumorGrafts, and through other products.  Translational oncology solutions offer a TumorGraft platform to pharmaceutical and biotechnology companies using proprietary TumorGraft studies, which may be predictive of how drugs may perform in clinical settings.  We recognize revenue when the following four basic criteria are met: (i) a contract has been entered into with our customers; (ii) delivery has occurred; (iii) the fee charged is fixed and determinable as noted in the contract; and (iv) collectability is reasonably assured.  For TOS, we utilize a proportional performance revenue recognition model, under which we recognize revenue as performance occurs, based on the relative outputs of the performance that have occurred up to that point in time under the respective agreement, typically the delivery of reports and/or data to our customers documenting the results of our testing protocols.

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

During the third quarter of fiscal year 2014 we entered into a contract that may require the replacement of licensed tumors in the event that certain contractual terms have not been satisfied. Due to such requirements we have estimated an amount of licensed tumors that may need to be replaced, and we have deferred this revenue until all provisions of the agreement have been met. There was $258,000 of deferred revenue as of April 30, 2014 relating to our estimate of replacement of licensed tumors.

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

We have two operating segments and two reporting units. The estimated fair value of each reporting unit, as calculated for the April 30, 2014 impairment test, exceeded the carrying value of the reporting unit.  Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of the acquired businesses.  Future events, including but not limited to continued declines in economic activity, loss of contracts or a significant number of customers or a rapid increase in costs or capital expenditures, could cause us to conclude that impairment indicators exist and that goodwill is impaired.  Any resulting goodwill impairment could have a material adverse impact on our financial condition and results of operations.

Accounting for Income Taxes

We use the asset and liability method to account for income taxes.  Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  In preparing the consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate.  This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, goodwill and losses for tax and accounting purposes.  These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within the consolidated balance sheet.  We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established.  To the extent a valuation allowance is established or increased in a period, we include an expense within the tax provision of the consolidated statements of operations.  As of April 30, 2014 and 2013, we have established a full valuation allowance for all deferred tax assets.

As of April 30, 2014 and 2013, we did not recognize any assets or liabilities relative to uncertain tax positions, nor do we anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.  Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest. For further discussion on this examination, see Note 13 to the Company’s audited financial statements included with this report.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606). This guidance is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. It will be effective for our first quarter of fiscal year 2018 and early adoption is not permitted. We have not yet determined the impact from adoption of this new accounting pronouncement on our financial statements.

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

Item 8. Financial Statements and Supplementary Data

Consolidated balance sheets as of April 30, 2014 and 2013, consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period then ended April 30, 2014 together with the report of our independent registered public accounting firm, are set forth in the “F” pages of this Annual Report on Form 10-K in Item 15.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Champions Oncology, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a–15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President, Finance, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation under the framework in Internal Control–Integrated Framework, our management concluded that our internal control over financial reporting was effective as of April 30, 2014.

Management’s Annual Report on Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the year ended April 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1. Financial Statements

(a)2. Financial Statement Schedules

All schedules have been omitted because they are not applicable.

(a)3. Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit No.
3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Appendix A to the Company’s Information Statement on Schedule 14C filed March 7, 2011)
3.2	Amended and Restated Bylaws, as amended incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 22, 2011)
10.1	Employment Agreement dated November 5, 2013 between the Company and Joel Ackerman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 12, 2013)
10.2	Employment Agreement dated November 5, 2013 between the Company and Ronnie Morris, M.D. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 12, 2013)
10.3*	Offer letter dated August 12, 2013 between the Company and James McGorry.
10.4	Offer letter dated June 3, 2013 between the Company and David Miller (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 3, 2013)
10.5	Master Supply and Services Contract, made on December 3, 2013, between Pfizer, Inc. and the Company [Portions omitted and filed separately with the Securities and Exchange Commission] (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2014, filed March 14, 2013)
10.7	2010 Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Information Statement on Schedule 14C filed March 7, 2011)
14	Code of Ethics (incorporated by reference to Exhibit 14 of the April 30, 2008 Form 10-KSB)
21	Subsidiaries of the Registrant
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*
32.1	Section 1350 Certifications*

101	Interactive data files providing financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2014 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of April 30, 2014 and 2013; (ii) Consolidated Statements of Operations for the years ended April 30, 2014 and 2013; (iii) Consolidated Statement of Stockholders’ Equity (Deficit) for the years ended April 30, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the years ended April 30, 2014 and 2013; and (v) Notes to Consolidated Financial Statements*

* Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPIONS ONCOLOGY, INC.

/s/ JOEL ACKERMAN
Joel Ackerman
Chief Executive Officer
(principal executive officer)

July 28, 2014

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOEL ACKERMAN	Chief Executive Officer and Director	July 28, 2014
Joel Ackerman	(principal executive officer)

/s/ DAVID MILLER	Vice President, Finance	July 28, 2014
David Miller	(principal financial officer)

/s/ DAVID SIDRANSKY	Director,	July 28, 2014
David Sidransky	Chairman of the Board of Directors

/s/ RONNIE MORRIS	President and Director	July 28, 2014
Ronnie Morris

/s/ ARTHUR G. EPKER	Director	July 28, 2014
Arthur G. Epker

/s/ ABBA D. POLIAKOFF	Director	July 28, 2014
Abba D. Poliakoff

/s/ SCOTT R. TOBIN	Director	July 28, 2014
Scott R. Tobin

/s/ DANIEL MENDELSON	Director	July 28, 2014
Daniel Mendelson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Champions Oncology, Inc.

We have audited the accompanying consolidated balance sheets Champions Oncology, Inc. (the “Company”) as of April 30, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, changes in stockholders' equity (deficit), and cash flows for each of the two years in the period ended April 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Champions Oncology, Inc. at April 30, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended April 30, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Baltimore, Maryland

July 28, 2014

CHAMPIONS ONCOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30

(Dollars in Thousands)

	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$5,891	$9,561
Accounts receivable, net	1,325	500
Prepaid expenses and other current assets	383	315

Total current assets	7,599	10,376

Restricted cash	165	192
Property and equipment, net	434	414
Goodwill	669	669

Total assets	$8,867	$11,651

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$981	$1,204
Accrued liabilities	587	611
Deferred revenue	2,091	1,114

Total current liabilities	3,659	2,929

Warrant liability	2,011	1,046

Total liabilities	5,670	3,975

Redeemable common stock; $0.001 par value; nil and 31,133,333 contingently puttable common shares outstanding as of April 30, 2014 and 2013, respectively	-	16,882

Stockholders' equity (deficit):
Common stock, $.001 par value; 125,000,000 shares authorized including redeemable common stock; 70,121,741 and 38,855,003 shares issued and 66,885,741 and 35,643,658 shares outstanding as of April 30, 2014 and 2013, respectively	70	39
Treasury stock, at cost, 3,236,000 common shares as of April 30, 2014 and 2013	(1,252)	(1,252)
Additional paid-in capital	43,259	23,580
Accumulated deficit	(38,880)	(31,473)
Accumulated other comprehensive loss	-	(100)

Total stockholders' equity (deficit)	3,197	(9,206)

Total liabilities, redeemable common stock and stockholders' equity (deficit)	$8,867	$11,651

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands Except Per Share Amounts)

	Year Ended April 30,
	2014	2013
Operating revenue:
Personalized oncology solutions	$2,264	$2,390
Translational oncology solutions	9,286	5,933

Total operating revenue	11,550	8,323

Costs and operating expenses:
Cost of personalized oncology solutions	2,731	2,672
Cost of translational oncology solutions	3,532	2,656
Research and development	2,265	1,920
Sales and marketing	3,155	2,665
General and administrative	6,127	4,631

Total costs and operating expenses	17,810	14,544

Loss from operations	(6,260)	(6,221)

Other expense:
Change in fair value of warrant liability	(965)	(74)
Other expense	(164)	(25)

Total other expense	(1,129)	(99)

Net loss before income tax expense	(7,389)	(6,320)
Provision for income tax	17	10

Net loss	$(7,406)	$(6,330)

Net loss per common share outstanding, including redeemable common stock, basic and diluted	$(0.11)	$(0.12)

Weighted average common shares outstanding, including redeemable common stock, basic and diluted	66,863,915	52,046,766

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in Thousands)

Net loss	$(7,406)	$(6,330)
Foreign currency translation adjustment	100	25

Comprehensive loss	$(7,306)	$(6,305)

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(Dollars in Thousands)

							Accumulated	Total
					Additional		Other	Stockholders'
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	(Deficit)

Balance, April 30, 2012	34,529,000	38	3,236,000	(1,252)	21,204	(25,143)	(125)	(5,278)
Stock-based compensation	-	-	-	-	2,376	-	-	2,376
Exercise of options and warrants	-	-	-	-	-	-	-	-
Issuance of restricted stock	50,000	-	-	-	-	-	-	-
Issuance of Anti-Dilutive shares as it relates to 2013 financing	1,064,658	1	-	-	-	-	-	1
Foreign currency translation adjustment	-	-	-	-	-	-	25	25
Net loss	-	-	-	-	-	(6,330)	-	(6,330)

Balance, April 30, 2013	35,643,658	$39	3,236,000	$(1,252)	$23,580	$(31,474)	$(100)	$(9,206)

Stock-based compensation	-	-	-	-	2,807	-	-	2,807
Exercise of options and warrants	33,750	-	-	-	21	-	-	21
Issuance of restricted stock	75,000	-	-	-	-	-	-	-
Amendment to Redeemable Stock	31,133,333	31			16,851			16,881
Foreign currency translation adjustment	-	-	-	-	-	-	100	100
Net loss	-	-	-	-	-	(7,406)	-	(7,406)

Balance, April 30, 2014	66,885,741	$70	3,236,000	$(1,252)	$43,259	$(38,880)	$-	$3,197

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Year Ended April 30,
	2014	2013
Operating activities:
Net loss	$(7,406)	$(6,330)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,807	2,376
Net foreign currency remeasurement loss	124	-
Depreciation expense	213	203
Change in fair value of warrant liability	965	74
Changes in operating assets and liabilities:
Accounts receivable	(825)	84
Grant receivable	-	-
Prepaid expenses, deposits and other	(68)	(110)
Restricted cash	27	(42)
Accounts payable	(223)	(472)
Accrued liabilities	(24)	(14)
Deferred revenue	977	(71)

Net cash used in operating activities	(3,433)	(4,302)

Investing activities:
Purchase of property and equipment	(234)	(57)

Net cash used in investing activities	(234)	(57)

Financing activities:
Private placement of commons shares and warrants	-	9,141
Proceeds from exercise of options and warrants	21	-

Net cash provided by financing activities	21	9,141

Exchange rate effect on cash and cash equivalents	(24)	25

Increase (decrease) in cash and cash equivalents	(3,670)	4,807
Cash and cash equivalents, beginning of year	9,561	4,754

Cash and cash equivalents, end of year	$5,891	$9,561

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Background

Champions Oncology, Inc. (the “Company”), is engaged in the development and sale of advanced technology solutions and products to personalize the development and use of oncology drugs. The Company’s TumorGraft Technology Platform is a novel approach to personalizing cancer care based upon the implantation of human tumors in immune-deficient mice. The Company uses this technology, in conjunction with related services, to offer solutions for two consumer groups: Personalized Oncology Solutions (“POS”) and Translational Oncology Solutions (“TOS”). POS assists physicians in developing personalized treatment options for their cancer patients through tumor specific data obtained from drug panels and related personalized oncology services. The Company’s TOS business offers a technology platform to pharmaceutical and biotechnology companies using proprietary TumorGraft studies, which the Company believes may be predictive of how drugs may perform in clinical settings.

The Company has three operating subsidiaries: Champions Oncology (Israel), Limited, Champions Biotechnology U.K., Limited and Champions Oncology Singapore, PTE LTD. For the years ended April 30, 2014 and 2013, there were no material revenues earned by these subsidiaries.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

The Company’s foreign subsidiaries, functional currency is the U.S. dollar. Transaction gains and losses are recognized in earnings. The Company is subject to foreign exchange rate fluctuations in connection with the Company’s international operations.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has one liability measured at fair value on a recurring basis, which are warrants that were issued in connection with private placements of the Company’s securities that are discussed more fully in Note 6. As of April 30, 2014 and 2013, these warrants had an estimated fair value of $2,011,000 and $1,046,000, respectively, which was calculated by the Monte Carlo simulation valuation method using level three inputs. The Company has no assets that are measured at fair value on a recurring basis and there were no assets or liabilities measured at fair value on a non-recurring basis during the years ended April 30, 2014 and 2013.

The following table presents information about our warrant liability, which was our only financial instrument measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of April 30 (dollars in thousands):

	2014	2013

Balance beginning of year	$(1,046)	$(555)
Transfers to (from) Level 3	-	-
Total gains (losses) included in earnings	(965)	(74)
Issuances	-	(417)

Balance end of year	$(2,011)	$(1,046)

Accounts Receivable

Accounts receivable represent amounts due under agreements with pharmaceutical and biotechnology companies for TOS and amounts due under agreements with patients for POS. At each reporting period, the Company evaluates open accounts receivable for collectability and records an allowance for potentially uncollectible accounts. As of April 30, 2014 and 2013, the allowance for these accounts was $2,000 and $19,000, respectively. Accounts receivable is also comprised of certain unbilled accounts receivable for services completed under TOS that have not been billed as of the balance sheet date. As of April 30, 2014 and 2013, the Company had unbilled receivables of $884,000 and $200,000, respectively.

Restricted Cash

As of April 30, 2014 and 2013, the Company has restricted cash of $165,000 and $192,000, respectively, which is classified as a noncurrent asset on the consolidated balance sheets. This restricted cash serves as collateral for corporate credit cards to provide financial assurance that the Company will fulfill its obligations. The cash is held in custody by the issuing bank, is restricted as to withdrawal or use, and is currently invested in an interest-bearing Certificate of Deposit (“CD”). Though the CD matures in the second quarter of fiscal 2015, the cash will be reinvested into another CD to continue use of the corporate cards. The Company accounts for this CD as a non-current asset supporting operations of the business.

CHAMPIONS ONCOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and Equipment

Property and equipment is recorded at cost and primarily consists of laboratory equipment, furniture and fixtures, and computer hardware and software. Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets ranging from three to seven years. Property and equipment consisted of the following (in thousands):

	April 30,
	2014	2013

Furniture and fixtures	$69	$59
Computer equipment and software	655	549
Laboratory equipment	296	179
Leasehold improvements	2	2
Total property and equipment	1,022	789
Less: Accumulated depreciation	(588)	(375)

Property and equipment, net	$434	$414

Depreciation expense was $213,000 and $203,000 for the years ended April 30, 2014 and 2013, respectively.

Impairment of Long-Lived Assets

Impairment losses are to be recognized when the carrying amount of a long-lived asset is not recoverable or exceeds its fair value.  The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that a carrying value may not be recoverable.  The Company uses estimates of future cash flows over the remaining useful life of a long- lived asset or asset group to determine the recoverability of the asset.  These estimates only include the net cash flows directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the asset or asset group.  The Company has not recognized any impairment losses for the Company’s long-lived assets for the years ending April 30, 2014 and 2013.

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

The Company has not recognized any impairment losses for the Company’s goodwill for the years ending April 30, 2014 and 2013.

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

During the third quarter of fiscal year 2014 we entered into a contract that may require the replacement of licensed tumors in the event that certain contractual terms have not been satisfied. Due to such requirements we have estimated an amount of licensed tumors that may need to be replaced, and we have deferred this revenue until all provisions of the agreement have been met. There was $258,000 of deferred revenue as of April 30, 2014 relating to our estimate of replacement of licensed tumors.

Cost of Personalized Oncology Solutions

Cost of POS consists of costs related to POS revenue earned from implantations, drug panels, tumor boards, and gene sequencing services, as well as indirect internal costs, such as salaries for personnel directly engaged in these products. Direct costs associated with implantation revenues are primarily related to mice purchases and maintenance and shipping of tumor tissue. Direct drug panel costs are primarily incurred from mice purchases and maintenance and drug purchases. Direct tumor board costs are primarily related to physicians’ honorariums and any tumor board participation costs such as travel, lodging and meals. Direct gene sequencing costs are primarily related to costs billed from the gene sequencing service provider. All costs are expensed as incurred.

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

CHAMPIONS ONCOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Basic and Dilutive Loss Per Common Share

Basic loss per share is calculated by dividing loss available to common shareholders by the weighted average number of common shares (including redeemable common stock) outstanding for the year.  Diluted loss per share is calculated based on the weighted average number of common shares (including redeemable common stock) outstanding for the year, plus the dilutive effect of common stock purchase warrants, stock options and restricted stock units using the treasury stock method.  Contingently issuable shares are included in the calculation of basic earnings per share when all contingencies surrounding the issuance of the shares are met and the shares are issued or issuable.  Contingently issuable shares are included in the calculation of dilutive earnings per share as of the beginning of the reporting period if, at the end of the reporting period, all contingencies surrounding the issuance of the shares are satisfied or would be satisfied if the end of the reporting period were the end of the contingency period.  Due to the net losses for the years ended April 30, 2014 and 2013, basic and diluted loss per share were the same, as the effect of potentially dilutive securities (as listed below) would have been anti-dilutive.

The following table reflects the total potential share-based instruments outstanding at April 30, 2014 and 2013 that could have an effect on the future computation of dilution per common share:

	Year Ended April 30,
	2014	2013

Stock options	23,351,037	13,890,205
Warrants	3,276,667	3,276,667
Restricted stock	-	50,000

Total common stock equivalents	26,627,704	17,216,872

Share-Based Payments

The Company typically recognizes expense for share-based payments based on the fair value of awards on the date of grant.  The Company uses the Black-Scholes option pricing model to estimate fair value.  The Black-Scholes option valuation model was developed for use in estimating the fair value of short-traded options that have no vesting restrictions and are fully transferable.  The option pricing model requires the Company to estimate certain key assumptions such as expected life, volatility, risk free interest rates and dividend yield to determine the fair value of share-based awards.  These assumptions are based on historical information and management judgment.  The risk-free interest rate used is based on the United States treasury security rate with a term consistent with the expected term of the award at the time of the grant. Since the Company has limited option exercise history, it has generally elected to estimate the expected life of an award based upon the Securities and Exchange Commission-approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107 with the continued use of this method extended under the provisions of Staff Accounting Bulletin No. 110.  During fiscal 2013, the Company changed its method used to calculate expected volatility from an index, which was based on the Company’s historic volatility and certain comparable guideline companies, to the use of only the Company’s historic volatility which had an immaterial effect on the financial statements.  The Company does not anticipate paying a dividend, and therefore, no expected dividend yield was used.

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

Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements.  In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established.  The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized.  As of April 30, 2014 and 2013, the Company provided a valuation allowance for all net deferred tax assets, as recovery is not more likely than not based on an insufficient history of earnings.

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

The Company reflects tax benefits only if it is more likely than not that we will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  The Company has no unrecognized tax benefits as of April 30, 2014 and 2013.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at April 30, 2013 and 2012, and has not recognized interest and/or penalties in the statement of operations for either period.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 Revenue from Contracts with Customers (Topic 606). This guidance is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. It will be effective for our first quarter of fiscal year 2018 and early adoption is not permitted. We have not yet determined the impact from adoption of this new accounting pronouncement on our financial statements.

Note 3. Teva Agreement

On July 30, 2013, the Company entered into an agreement with Teva Pharmaceutical Industries Ltd., pursuant to which the Company agreed to conduct TumorGraft studies on multiple proprietary chemical compounds provided by Teva to determine the activity or response of these compounds in potential clinical indications. Under the agreement, Teva agreed to pay an upfront payment and, under certain conditions, pay the Company various amounts upon achieving certain milestones, based on the performance of the compounds in preclinical testing and dependent upon testing the compound in clinical settings and obtaining FDA approval. In addition, Teva agreed to pay the Company royalties on any commercialized products developed under the agreement. This agreement terminated a prior collaborative agreement between Cephalon, Inc. a wholly-owned subsidiary of Teva, and the Company. For the year ended April 30, 2014, revenue of $194,000 were recognized relating to this agreement.

Note 4. Significant Customers

For the year ended April 30, 2014, three of our customers accounted for more than 10.0% of our total revenue in the amount of $1.6 million, $1.5 million and $1.5 million. The revenue from these customers is captured in the TOS revenue line item within the income statement.

Note 5. Commitments and Contingencies

Operating Leases

As of April 30, 2014, we lease the following facilities under non-cancelable operating lease agreements:

•	One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in November 2016. The Company recognized $75,000 and $69,000 of rental costs relative to this lease for fiscal 2014 and 2013, respectively.

CHAMPIONS ONCOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	855 North Wolfe Street, Suite 619, Baltimore, Maryland 21205, which consists of laboratories and office space where the Company conducts operations related to its primary service offerings. This lease expired in June 2014. The Company is currently in the process of renewing the lease. The Company recognized $85,000 and $90,000 of rental costs relative to this lease for fiscal 2014 and 2013, respectively.

•	17 Hatidhar Street, Ra’anana, Israel, which serves as office headquarters for Champions Oncology, Israel. The Company recognized $6,000 and $28,000 of rental costs relative to this lease for fiscal 2014 and 2013, respectively. Following the expiration of this lease, the Company utilizes office space on a limited basis from one of its stockholders. The fair value of rental costs associated with the new office space is immaterial.

•	57 Mohamed Sultan Road, Singapore, which serves as office headquarters for Champions Oncology, Singapore. The lease was renewed for one year and expires in January 2015. We incurred $5,000 and $2,000 of rental expense relative to this lease for fiscal 2014 and 2013, respectively.

•	450 East 29th Street, New York, New York, 10016, which is a laboratory at which we implant tumors. We incurred no material costs relative to this lease in 2014 as the lease began in March 2014. The lease expires in September 2014 and can be renewed by the Company for subsequent one year terms.

Future minimum lease payments due each fiscal year are as follows (in thousands):

2015	$102,826
2016	85,185
2017	49,691

Total	$237,702

Legal Matters

The Company is not currently party to any legal matters to its knowledge. The Company is not aware of any other matters that would have a material impact on the Company’s financial position or results of operations.

Registration Payment Arrangements

The Company has entered into an Amended and Restated Registration Rights Agreement in connection with the April 2011 Private Placement and January 2013 Private Placement and is discussed more fully in Note 7 below. This Amended and Restated Registration Rights Agreement contains provisions that may call for the Company to pay penalties in certain circumstances. This registration payment arrangement primarily relates to the Company’s ability to file a registration statement within a particular time period, have a registration statement declared effective within a particular time period and to maintain the effectiveness of the registration statement for a particular time period. The Company does not believe it is probable that penalty payments will be made for the Amended and Restated Registration Rights Agreement discussed in Note 7 and, accordingly, has not accrued for such potential penalties as of April 30, 2014 and 2013.

Note 6. Licensing Agreements

In February 2010, the Company entered into an exclusive option agreement with a Canadian company. The option agreement granted the Company the exclusive right to review Irinophore C, a nanoparticle drug compound, for the treatment of various forms of cancer, including melanoma, prostate, breast, and lung cancer. On June 26th, 2014 the Company terminated its exclusive option agreement.

Note 7. Share-Based Payments

Stock-based compensation in the amount of $2.8 million and $2.4 million was recognized for years ended April 30, 2014 and 2013, respectively.  Stock-based compensation costs were recorded as follows (in thousands):

CHAMPIONS ONCOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended April 30,
	2014	2013

General and administrative	$2,298	$1,984
Sales and marketing	352	263
Research and development	36	37
TOS cost of sales	56	20
POS cost of sales	65	72

Total stock-based compensation expense	$2,807	$2,376

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

Director Compensation Plan

On December 12, 2013, the Compensation Committee of the Board of Directors of the Company adopted changes to the Director Compensation Plan of 2010 (the “Director Plan”) effective commencing December 1, 2013.  Under the Director Plan, independent directors of the Company are entitled to an annual award of a five-year option to purchase 100,000 shares of the Company’s common stock, and the Chairman of the Board of the Company is entitled to an annual award of a five year option to purchase 200,000 shares of the Company’s common stock.  Independent directors who serve as chairperson of a committee will also receive an annual grant of a five-year option to purchase 20,000 shares of the Company’s unregistered common stock. All options issued under the Director Plan vest quarterly at a rate of 25%. Option grants will typically be issued after the annual shareholder meeting which will generally be held in September of each year. New directors will receive a grant upon joining the Board equal to the pro-rata annual grant for the remainder of the year.

Stock Option Grants

Black-Scholes assumptions used to calculate the fair value of options granted during the years ended April 30, 2014 and 2013 were as follows:

CHAMPIONS ONCOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended April 30,
	2014	2013

Expected term in years	3.0 - 6.0	3.0 - 6.0
Risk-free interest rates	0.7% - 2.4%	0.7% - 1.3%
Volatility	84% - 102%	88% - 104%
Dividend yield	0%	0%

The weighted average fair value of stock options granted during the years ending April 30, 2014 and 2013, was $0.96 and $0.41, respectively. The Company’s stock options activity and related information as of and for the years ended April 30, 2014 and 2013 is as follows (dollars in thousands):

					Weighted
				Weighted	Average
		Directors		Average	Remaining	Aggregate
	Non-	and		Exercise	Contractual	Intrinsic
	Employees	Employees	Total	Price	Life (Years)	Value

Outstanding, May 1, 2013	765,000	13,125,205	13,890,205	$0.85	7.0	$89,000
Granted	-	9,793,332	9,793,332	1.23
Exercised	-	(33,750)	(33,750)	0.63
Canceled	-	-	-	-
Forfeited	-	(72,500)	(72,500)	0.82
Expired	-	(226,250)	(226,250)	0.73

Outstanding, April 30, 2014	765,000	22,586,037	23,351,037	1.01	7.5	$985,000

Vested and expected to vest as of April 30, 2014	765,000	22,586,037	23,351,037		7.5	$985,000

Exercisable as of April 30, 2014	522,292	13,042,285	13,564,577	0.85	6.1	$927,000

					Weighted
				Weighted	Average
		Directors		Average	Remaining	Aggregate
	Non-	and		Exercise	Contractual	Intrinsic
	Employees	Employees	Total	Price	Life (Years)	Value

Outstanding, May 1, 2012	1,410,000	13,456,038	14,866,038	$0.88	7.6	$-
Granted	130,000	611,250	741,250	0.41
Exercised	-	-	-	-
Canceled	-	(25,000)	(25,000)	0.62
Forfeited	-	(551,250)	(551,250)	0.72
Expired	(775,000)	(365,833)	(1,140,833)	0.95

Outstanding, April 30, 2013	765,000	13,125,205	13,890,205	0.85	7.0	$89,000

Vested and expected to vest as of April 30, 2013	765,000	13,125,205	13,890,205		7.0	$89,000

Exercisable as of April 30, 2013	458,334	10,886,120	11,344,454	0.86	6.9	$54,000

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

Restricted Stock Grants

A summary of the activity related to restricted stock grants for the years ended April 30, 2014 and 2013 is as follows (dollars in thousands):

	2014		2013
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Total	Fair Value	Total	Fair Value
	Shares	Per Share	Shares	Per Share

Nonvested, beginning of period	50,000	$0.30	25,000	$0.75
Granted	-	-	100,000	0.30
Vested	(50,000)	0.30	(75,000)	0.45
Forfeited	-	-	-
Expired	-	-	-

Nonvested, end of period	-	-	50,000	0.30

The total fair value of shares vested during the years ended April 30, 2014 and 2013 was $15,000 and $34,000, respectively. As of April 30, 2014, there was no unrecognized stock compensation expense related to nonvested restricted stock awards.

Stock Purchase Warrants

As of April 30, 2014, the Company had warrants outstanding for the purchase of 3,276,667 shares of its common stock, all of which were exercisable. Of these warrants, 1,266,667 were issued in connection with the April 2011 Private Placement and 1,860,000 were issued in connection with the January 2013 Private Placement and are accounted for as liabilities as further discussed in Note 7. The remaining 150,000 warrants are accounted for as equity instruments and expire July 31, 2014. Activity related to these warrants, which expire at various dates through April 2016, is summarized as follows (dollars in thousands):

Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, May 1, 2013	3,276,667	$0.61	3.9	$-
Granted	-	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-

Outstanding, April 30, 2014	3,276,667	$0.61	2.9	$984,333

CHAMPIONS ONCOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, May 1, 2012	1,416,667	$0.50	3.8	$-
Granted	1,860,000	0.66	4.8
Exercised	-	-
Forfeited	-	-
Expired	-	-

Outstanding, April 30, 2013	3,276,667	$0.61	3.9	$-

Note 8. Redeemable Common Stock and Stock Purchase Warrants

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

Due to the April 2011 Private Placement Put Option and the January 2013 Private Placement Put Option described above, the Company has accounted for the Common Stock for the April 2011 Private Placement and January 2013 Private Placement as temporary equity, which is reflected under the caption “redeemable common stock” on the accompanying consolidated balance sheets for 2013. The total amount allocated to the redeemable common stock was $8.8 million for the January 2013 Private Placement and $8.2 million for the April 2011 Private Placement. For the January 2013 Private Placement, this allocation is equal to the total proceeds of $9.3 million less the amount allocated to the warrants of $0.4 million and is also net of the direct and incremental costs associated with the January 2013 Private Placement of $0.2 million. For the April 2011 Private Placement, this allocation is equal to the total proceeds of $9.4 million, less the amount allocated to the warrants of $0.9 million and is also net of direct and incremental costs associated with the April 2011 Private Placement of $0.3 million.

CHAMPIONS ONCOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Prior to the January 29, 2014 amendments the Put Option Trigger Event (as defined in each of the Securities Purchase Agreements) was outside of the Company’s control.  Subsequent to the January 29, 2014 amendments the Put Option Trigger Event is within the Company’s control.  This change resulted in the common stock related to the April 2011 Private Placement and the 2013 Private Placement to be reclassified from outside of permanent equity (reflected under the caption “redeemable common stock”) to inside permanent equity (reflected in the captions “common stock” and “additional paid-in capital”) for 2014.

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

The Company has accounted for the warrants issued in connection with the April 2011 Private Placement and January 2013 Private Placement as a liability based on the exercise price reset provisions described above. This liability, which is recorded at fair value on the accompanying consolidated balance sheets, totaled $0.8 million at the time of the close of the January 2013 Private Placement Agreement. As of April 30, 2014 and 2013, the fair value of these warrants was $2.01 million and $1.05 million, respectively. The change in fair value of these warrants has been, and will be, recognized as other income (expense) on the Company’s consolidated statements of operations. The fair value of these warrants was calculated by the Monte Carlo simulation valuation method. Assumptions used to calculate the fair value of these warrants were as follows:

	Year Ended April 30,
	2014	2013

Expected term in years	1.9 - 3.7	2.9 - 4.7
Risk-free interest rates	0.4% - 1.17%	0.3%
Volatility	95% - 113%	95% - 98%
Dividend yield	0%	0%

The Company estimated the volatility based upon the applicable look-back periods or historical volatility observed for the Company. For the Risk-free rate the Company used the yield on a T-bill with maturity closest to the expected time to the warrant expiration.

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

CHAMPIONS ONCOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has granted demand registration rights in connection with the investment in common shares and the common shares underlying the warrants for both the April 2011 Private Placement and January 2013 Private Placement. These rights include the requirement of the Company to file certain registration statements within a specified time period and to have these registration statements declared effective within a specified time period. If the Company is not able to comply with these registration requirements, the Company will be required to pay cash penalties equal to 1.0% of the aggregate Purchase Price paid by the investors for each 30-day period in which a Registration Default, as defined in the Securities Purchase Agreement, exists. These penalties are subject to a 10% limit of the aggregate Purchase Price paid by the investors. The Company may become subject to these penalty provisions if it fails to have a registration statement for the common shares declared effective, or to maintain the effectiveness of such registration statement. The total amount of potential penalties under this registration payment arrangement ranges from $50,000 to $130,000 for each 30-day period in which a registration default exists; however, as of April 30, 2014 and through the date of this filing, the Company does not believe these penalties to be probable and accordingly, has not established an accrual for such registration payment arrangements.

Note 9. Provision for Income Taxes

The components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended April 30, 2014
	Federal	State	Foreign	Total

Current	$-	$5	$12	$17
Deferred	(2,015)	(148)	-	(2,163)
Change in valuation allowance	2,015	148	-	2,163

Total	$-	$5	$12	$17

	Year Ended April 30, 2013
	Federal	State	Foreign	Total

Current	$-	$2	$8	$10
Deferred	(2,258)	(196)	-	(2,454)
Change in valuation allowance	2,258	196	-	2,454

Total	$-	$2	$8	$10

A reconciliation between the Company’s effective tax rate and the United States statutory tax rate for the years ended April 30, 2014 and 2013 is as follows:

	Year Ended April 30,
	2014	2013

Federal income tax at statutory rate	34.0%	34.0%
State income tax, net of federal benefit	2.1	2.6
Permanent differences	(5.6)	(0.5)
Other	(2.1)	1.6
Change in valuation allowance	(27.2)	(39.6)
Changes in tax rates	(1.4)	1.7

Income tax expense	(0.2)%	(0.2)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities as of April 30, 2014 and 2013 consist of the following (in thousands):

CHAMPIONS ONCOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of April 30,
	2014	2013

Accrued liabilities	$38	$89
Depreciation and amortization	9	51
State taxes	1	7
Stock-based compensation expense	4,511	3,582
Capitalized research and development costs	556	688
Foreign net operating loss carry-forward	244	386
Net operating loss carry-forward	5,608	4,144

Total deferred tax assets	10,968	8,948
Less: Valuation allowance	(10,968)	(8,948)

Net deferred tax asset	$-	$-

Management has evaluated the available evidence about future tax planning strategies, taxable income and other possible sources of realization of deferred tax assets and has established a full valuation allowance against its net deferred tax assets as of April, 30, 2014 and 2013.  For the years ended April 30, 2014 and 2013, the Company recorded a valuation allowance of $10,968,000 and $8,948,000, respectively.  The increase in valuation allowance from fiscal year 2013 to 2014 is due to deferred tax assets generated relative to stock compensation and net operating loss carryforwards.  The Company has established a valuation allowance against its deferred tax assets as it is currently more-likely-than-not that all or a portion of a deferred tax asset will not be realized.  The valuation allowance reduces deferred tax assets to an amount that management believes will more likely than not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  In determining whether a valuation allowance is required, the Company takes into account all evidence with regard to the utilization of a deferred tax asset including past earnings history, expected future earnings, the character and jurisdiction of such earnings, unsettled circumstances that, if unfavorably resolved, would adversely affect utilization of a deferred tax asset, carryback and carryforward periods, and tax strategies that could potentially enhance the likelihood of realization of a deferred tax asset.

As of April 30, 2014 and 2013, the Company’s estimated U.S. net operating loss carry-forwards were approximately $15,426,000 and $11,216,000, respectively.  As of April 30, 2014 and 2013, the Company’s foreign net operating loss carry-forward was approximately $1,034,000 and $1,744,000, respectively.  The Company’s federal and state net operating losses begin expiring in 2029.

The Company files income tax returns in various jurisdictions with varying statues of limitations.  As of April 30, 2014, the earliest tax year still subject to examination for state purposes is fiscal 2011.  The Company’s tax years for periods ending April 30, 2000 and forward are subject to examination by the United States and certain states due to the carry-forward of unutilized net operating losses.

Note 10. Related Party Transactions

Related party transactions include transactions between the Company and its shareholders, management, or affiliates.  The following transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

Consulting Services

During the years ended April 30, 2014 and 2013, the Company paid certain members of its Board of Directors $150,000 and $160,000, respectively, for consulting services unrelated to their duties as board members. During the years ended April 30, 2014 and 2013, the Company paid a substantial stockholder and former member of its Board of Directors $2,000 and $3,000, respectively, for consulting services. During the year ended April 30, 2014, the Company paid a board member’s company $15,800 for consulting services All of the amounts paid to and received from these related parties have been recognized in revenue and expensed in the period the services were performed.

CHAMPIONS ONCOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Private Placement

During the year ended April 30, 2013, the Company sold an aggregate of 1,000,000 shares of common stock at a price of $0.50 per share and warrants to purchase an aggregate of 100,000 additional shares of common stock at an exercise price of $0.66 per share to two of its officers and directors in the January 2013 Private Placement described in Note 7 above.

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

Year Ended April 30, 2014	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$2,264	$9,286	$-	$11,550
Direct cost of services	(2,667)	(3,496)	-	(6,163)
Sales and marketing costs	(1,723)	(1,080)	-	(2,803)
Other operating expenses	-	(2,209)	(3,828)	(6,037)
Stock compensation expense (1)	-	-	(2,807)	(2,807)

Segment profit (loss)	$(2,126)	$2,501	$(6,635)	$(6,260)

Year Ended April 30, 2013	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$2,390	$5,933	$-	$8,323
Direct cost of services	(2,604)	(2,637)	-	(5,241)
Sales and marketing costs	(1,496)	(938)	-	(2,434)
Other operating expenses	(134)	(1,753)	(2,606)	(4,493)
Stock compensation expense (1)	-	-	(2,376)	(2,376)

Segment loss	$(1,844)	$605	$(4,982)	$(6,221)

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

