Form 10-Q
period 2014-07-31
CHAMPIONS ONCOLOGY, INC.
filed 2014-09-12
CIK 771856

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2014
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

The number of Common Shares of the Registrant outstanding as of August 31, 2014 was 66,885,741.

DOCUMENTS INCORPORATED BY REFERENCE - None

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHAMPIONS ONCOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	July 31,	April 30,
	2014	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,052	$5,891
Accounts receivable, net	925	1,325
Prepaid expenses and other current assets	456	383

Total current assets	4,433	7,599

Restricted cash	165	165
Property and equipment, net	411	434
Goodwill	669	669

Total assets	$5,678	$8,867

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,328	$981
Accrued liabilities	390	587
Deferred revenue	1,665	2,091

Total current liabilities	3,383	3,659

Warrant liability	1,856	2,011

Total liabilities	5,239	5,670

Common stock, $001 par value; 125,000,000 shares authorized; 70,121,741 shares issued and 66,885,741 shares outstanding as of July 31, 2014 and April 30, 2014	70	70
Treasury stock, at cost, 3,236,000 common shares as of July 31, 2014 and April 30, 2014	(1,252)	(1,252)
Additional paid-in capital	44,067	43,259
Accumulated deficit	(42,446)	(38,880)

Total stockholders' equity	439	3,197

Total liabilities and stockholders' equity	$5,678	$8,867

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands Except Per Share Amounts)

	Three Months Ended July 31,
	2014	2013
Operating revenue:
Personalized oncology solutions	$341	$622
Translational oncology solutions	1,571	2,398

Total operating revenue	1,912	3,020

Costs and operating expenses:
Cost of personalized oncology solutions	757	793
Cost of translational oncology solutions	965	878
Research and development	1,423	402
Sales and marketing	1,034	642
General and administrative	1,462	1,071

Total costs and operating expenses	5,641	3,786

Loss from operations	(3,729)	(766)

Other income (expense):
Change in fair value of warrant liability	155	(1,462)
Other income (expense)	31	(1)

Total other income (expense)	186	(1,463)

Loss before provision for income taxes	(3,543)	(2,229)
Provision for income taxes	5	3

Net loss	$(3,548)	$(2,232)

Net loss per common share outstanding, basic and diluted	$(0.05)	$(0.03)

Weighted average common shares outstanding, basic and diluted	66,885,864	66,852,100

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in Thousand)

Net loss	$(3,548)	$(2,232)
Foreign currency translation adjustment	-	(11)

Comprehensive loss	$(3,548)	$(2,243)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Three Months Ended July 31,
	2014	2013
Operating activities:
Net loss	$(3,548)	$(2,232)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	808	552
Depreciation expense	56	50
Change in fair value of warrant liability	(155)	1,462
Changes in operating assets and liabilities:
Accounts receivable	400	(1,284)
Prepaid expenses, deposits and other	(73)	59
Accounts payable	347	(227)
Accrued liabilities	(196)	(270)
Deferred revenue	(427)	(254)

Net cash used in operating activities	(2,788)	(2,144)

Investing activities:
Purchase of property and equipment	(33)	(40)

Net cash used in investing activities	(33)	(40)

Financing activities:
Proceeds from financing activities	-	-

Net cash used in financing activities	-	-

Exchange rate effect on cash and cash equivalents	(18)	(12)

Decrease in cash and cash equivalents	(2,839)	(2,196)
Cash and cash equivalents, beginning of period	5,891	9,561

Cash and cash equivalents, end of period	$3,052	$7,365

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

The Company has three operating subsidiaries: Champions Oncology (Israel), Limited, Champions Biotechnology U.K., Limited and Champions Oncology Singapore, PTE LTD. For the three months ended July 31, 2014 and 2013, there were no material revenues earned by these subsidiaries.

The Company’s foreign subsidiaries functional currency is the U.S. dollar. Transaction gains and losses are recognized in earnings. The Company is subject to foreign exchange rate fluctuations in connection with the Company’s international operations.

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission or the SEC. All significant intercompany transactions and accounts have been eliminated. All figures are presented in thousands of U.S. dollars, except share data, or except where expressly stated otherwise. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States or GAAP has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in the Company’s annual consolidated financial statements for the year ended April 30, 2014, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 30, 2014.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Basic loss per share is calculated by dividing loss available to common shareholders by the weighted average number of common shares (including redeemable common stock) outstanding for the period.  Diluted loss per share is calculated based on the weighted average number of common shares (including redeemable common stock) outstanding for the period, plus the dilutive effect of common stock purchase warrants, stock options and restricted stock units using the treasury stock method.  Contingently issuable shares are included in the calculation of basic earnings per share when all contingencies surrounding the issuance of the shares are met and the shares are issued or issuable.  Contingently issuable shares are included in the calculation of dilutive earnings per share as of the beginning of the reporting period if, at the end of the reporting period, all contingencies surrounding the issuance of the shares are satisfied or would be satisfied if the end of the reporting period were the end of the contingency period.  Due to the net losses for the three months ended July 31, 2014 and 2013, basic and diluted loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects the total potential share-based instruments outstanding at July 31, 2014 and 2013 that could have an effect on the future computation of dilution per common share:

	Three Months Ended July 31,
	2014	2013

Stock options	23,382,287	14,161,455
Warrants	3,276,667	3,276,667
Restricted stock	-	25,000

Total common stock equivalents	26,658,954	17,463,122

Liquidity

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our sales of products and services, cash and cash equivalents, working capital management, and proceeds from certain private placements of our securities. As of July 31, 2014, we had working capital of $1.1 million and cash and cash equivalents on hand of $3.1 million. We believe that our cash and cash equivalents on hand at July 31, 2014 are adequate to fund our operations through at least December 31, 2014. However, in order for us to continue as a going concern beyond this point, we need to obtain capital from external sources. If we are unable to obtain additional financing, we may be required to reduce the scope of, or delay or eliminate, some of our research and development and other activities, which could harm our financial condition and operating results. Financing may not be available on acceptable terms or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate our business.

Note 2. Property and Equipment

Property and equipment is recorded at cost and consists of laboratory equipment, furniture and fixtures, and computer hardware and software. Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets ranging from three to seven years. Property and equipment consisted of the following (in thousands):

	July 31,	April 30,
	2014	2014
	(unaudited)
Furniture and fixtures	$70	$69
Computer equipment and software	669	655
Laboratory equipment	314	296
Leasehold improvements	2	2

Total property and equipment	1,055	1,022
Less: Accumulated depreciation	(644)	(588)

Property and equipment, net	$411	$434

Depreciation expense was $56,000 and $50,000 for the three months ended July 31, 2014 and 2013, respectively.

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

Stock-based compensation in the amount of $808,000 and $552,000 was recognized for the three months ended July 31, 2014 and 2013, respectively.  Stock-based compensation expense was recognized as follows (in thousands):

	Three Months Ended July 31,
	2014	2013

General and administrative	543	419
Sales and marketing	154	63
Research and development	105	13
TOS cost of sales	2	8
POS cost of sales	4	49

Total stock-based compensation expense	808	552

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock Option Grants

Black-Scholes assumptions used to calculate the fair value of options granted during the three months ended July 31, 2014 and 2013 were as follows (in thousands):

	Three Months Ended July 31,
	2014	2013

Expected term in years	2.5 - 6	6.0
Risk-free interest rates	0.95% to 2.24%	1.38% to 1.91%
Volatility	94.08% to 102.5%	96.4% to 100.6%
Dividend yield	0%	0%

The weighted average fair value of stock options granted during the three months ended July 31, 2014 and 2013 was $0.69 and $0.40, respectively. The Company’s stock options activity for the three months ended July 31, 2014 is as follows:

					Weighted
				Weighted	Average
		Directors		Average	Remaining	Aggregate
	Non-	and		Exercise	Contractual	Intrinsic
	Employees	Employees	Total	Price	Life (Years)	Value
Outstanding, May 1, 2014	765,000	22,586,037	23,351,037	$1.01	7.5	$985,000
Granted	80,000	135,000	215,000	1.01
Forfeited	-	(11,250)	(11,250)	0.49
Expired	(150,000)	(22,500)	(172,500)	1.12

Outstanding, July 31, 2014	695,000	22,687,287	23,382,287	1.01	7.3	$739,000

Vested and expected to vest as of July 31, 2014	695,000	22,687,287	23,382,287	1.01	7.3	$739,000

Exercisable as of July 31, 2014	396,042	14,299,785	14,695,827	0.88	6.2	$701,000

Included in the balances outstanding in the table above are 3,000,000 options granted to the Company’s Chief Executive Officer and President which vest based on service criteria and 3,000,000 options granted to the Company’s Chief Executive Officer and President which vest based on performance criteria.  The service-based conditions of these options provide for vesting to occur monthly over a period of three years.  Since the straight-line method is not available for performance or market-based share-based payments, the 3,000,000 performance-based options will be expensed on an accelerated basis once the Company determines it is probable that the performance-based conditions will be met.

Stock Purchase Warrants

As of July 31, 2014 and April 30, 2014, the Company had warrants outstanding for the purchase of 3,276,667 shares of its common stock, all of which were exercisable. Of these warrants, 1,266,667 were issued in connection with the April 2011 Private Placement and 1,860,000 were issued in connection with the January 2013 Private Placement and are accounted for as liabilities as further discussed in Note 4. The remaining 150,000 warrants, with an exercise price of $1.00, are accounted for as equity instruments and expired on July 31, 2014. Activity related to these warrants, which expire at various dates through April 2016, is summarized as follows (dollars in thousands):

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, May 1, 2014	3,276,667	$0.61	2.9	$984,333
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-

Outstanding, July 31, 2014	3,276,667	$0.61	2.6	$921,800

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

The Company has accounted for the warrants issued in connection with the April 2011 Private Placement and January 2013 Private Placement as a liability based on the exercise price reset provisions described above. This liability, which is recorded at fair value on the accompanying consolidated balance sheets, totaled $0.8 million at the time of the close of the January 2013 Private Placement Agreement. As of July 31, 2014 and April 30, 2014, the fair value of these warrants was $1.86 million and $2.01 million, respectively. The change in fair value of these warrants has been, and will be, recognized as other income (expense) on the Company’s consolidated statements of operations. The fair value of these warrants was calculated by the Monte Carlo simulation valuation method. Assumptions used to calculate the fair value of these warrants were as follows:

	July 31,	April 30,
	2014	2014

Expected term in years	1.7 - 3.5	1.9 - 3.7
Risk-free interest rates	0.57% - 1.23%	0.4% - 1.17%
Volatility	92.9% - 107.2%	95% - 113%
Dividend yield	0%	0%

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

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has granted demand registration rights in connection with the investment in common shares and the common shares underlying the warrants for both the April 2011 Private Placement and January 2013 Private Placement. These rights include the requirement of the Company to file certain registration statements within a specified time period and to have these registration statements declared effective within a specified time period. If the Company is not able to comply with these registration requirements, the Company will be required to pay cash penalties equal to 1.0% of the aggregate Purchase Price paid by the investors for each 30-day period in which a Registration Default, as defined in the Securities Purchase Agreement, exists. These penalties are subject to a 10% limit of the aggregate Purchase Price paid by the investors. The Company may become subject to these penalty provisions if it fails to have a registration statement for the common shares declared effective, or to maintain the effectiveness of such registration statement. The total amount of potential penalties under this registration payment arrangement ranges from $50,000 to $130,000 for each 30-day period in which a registration default exists; however, as of July 31, 2014 and April 30, 2014, and through the date of this filing, the Company does not believe these penalties to be probable and accordingly, has not established an accrual for such registration payment arrangements.

Note 4. Related Party Transactions

Related party transactions include transactions between the Company and its shareholders, management, or affiliates.  The following transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

Consulting Services

During the three months ended July 31, 2014 and 2013, the Company paid a member of its Board of Directors $37,500 and $37,500, respectively, for consulting services unrelated to his duties as a board member. All of the amounts paid to this related party have been recognized and expensed in the period the services were performed.

Note 5. Commitments and Contingencies

Operating Leases

As of April 30, 2014, we lease the following facilities under non-cancelable operating lease agreements:

•	One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in November 2016. The Company recognized $21,000 and $17,000 of rental costs relative to this lease for the three months ended July 31, 2014 and 2013, respectively.

•	855 North Wolfe Street, Suite 619, Baltimore, Maryland 21205, which consists of laboratories and office space where the Company conducts operations related to its primary service offerings. This lease expired in June 2014. The Company is currently in the process of renewing the lease. The Company recognized $22,000 of rental costs relative to this lease for both the three months ended July 31, 2014 and 2013.

•	17 Hatidhar Street, Ra’anana, Israel, which served as office headquarters for Champions Oncology, Israel. This lease expired in July 2013 and was not renewed. Following the expiration of this lease, the Company utilizes office space on a limited basis from one of its stockholders. The fair value of rental costs associated with the new office space is immaterial. The Company recognized nil and $5,600 of rental costs relative to this lease for the three months ended July 31, 2014 and 2013, respectively.

•	57 Mohamed Sultan Road, Singapore, which serves as office headquarters for Champions Oncology, Singapore. The lease expires in January 2015. We incurred $1,300 and $1,400 of rental expense for the three months ended July 31, 2014 and 2013, respectively.

•	450 East 29th Street, New York, New York, 10016, which is a laboratory at which we implant tumors. We incurred $11,600 of rental expense for the three months ended July 31, 2014. The lease began in March 2014. The lease expires in September 2014 and can be renewed by the Company for subsequent one year terms. The Company intends to extend this lease.

Legal Matters

The Company is not currently party to any legal matters to its knowledge. The Company is not aware of any other matters that would have a material impact on the Company’s financial position or results of operations.

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Registration Payment Arrangements

The Company has entered into an Amended and Restated Registration Rights Agreement in connection with the April 2011 Private Placement and January 2013 Private Placement and is discussed more fully in Note 4. This Amended and Restated Registration Rights Agreement contains provisions that may call for the Company to pay penalties in certain circumstances. This registration payment arrangement primarily relates to the Company’s ability to file a registration statement within a particular time period, have a registration statement declared effective within a particular time period and to maintain the effectiveness of the registration statement for a particular time period. The Company does not believe it is probable that penalty payments will be made for the Amended and Restated Registration Rights Agreement discussed in Note 4 and, accordingly, has not accrued for such potential penalties as of July 31, 2014 and April 30, 2014.

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

Note 7. Teva Agreement

On July 30, 2013, the Company entered into an agreement with Teva Pharmaceutical Industries Ltd., pursuant to which the Company agreed to conduct TumorGraft studies on multiple proprietary chemical compounds provided by Teva to determine the activity or response of these compounds in potential clinical indications. Under the agreement, Teva agreed to pay an upfront payment and, under certain conditions, pay the Company various amounts upon achieving certain milestones, based on the performance of the compounds in preclinical testing and dependent upon testing the compound in clinical settings and obtaining FDA approval. In addition, Teva agreed to pay the Company royalties on any commercialized products developed under the agreement. This agreement terminated a prior collaborative agreement between Cephalon, Inc. a wholly-owned subsidiary of Teva, and the Company. For the three months ended July 31, 2014, revenue of $322,000 was recognized related to this agreement.

Note 8. Fair Value

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has one liability measured at fair value on a recurring basis, which are warrants that were issued in connection with private placements of the Company’s securities that are discussed more fully in Note 3. As of July 31, 2014 and April 30, 2014, these warrants had an estimated fair value of $1,856,000 and $2,011,000, respectively, which was calculated by the Monte Carlo simulation valuation method using level three inputs. The Company has no assets that are measured at fair value on a recurring basis and there were no assets or liabilities measured at fair value on a non-recurring basis during the three months ended July 31, 2014 and 2013.

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents information about our warrants liability, which was our only financial instrument measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of July 31, 2014 and April 30, 2014 (in thousands):

Balance, May 1, 2014	$(2,011)
Transfers to (from) Level 3	-
Total gains (losses) included in earnings	155
Purchases, issuances and settlements, net	-

Balance, July 31, 2014	$(1,856)

Note 9. Business Segment Information

The Company operates in two segments, POS and TOS. The accounting policies of the Company’s segments are the same as those described in Note 2 of the Company’s annual financial statements for the year ended April 30, 2014, as filed on Form 10-K. The Company evaluates performance of its segments based on profit or loss from operations before stock compensation expense, depreciation and amortization, interest expense, interest income, gain on sale of assets, special charges or benefits, and income taxes (“segment profit”). Management uses segment profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment, and employee compensation, among other matters. The following tables summarize, for the periods indicated, operating results by business segment (in thousands):

	Personalized	Translational
	Oncology	Oncology	Unallocated
	Solutions	Solutions	Corporate
Three Months Ended July 31, 2014	(POS)	(TOS)	Overhead	Consolidated
Net revenue	$341	$1,571	$-	$1,912
Direct cost of services	(753)	(963)	-	(1,716)
Sales and marketing costs	(451)	(428)	-	(879)
Other operating expenses	-	(1,318)	(920)	(2,238)
Stock- based compensation expense (1)	-	-	(808)	(808)

Segment profit (loss)	$(863)	$(1,138)	$(1,728)	$(3,729)

	Personalized	Translational
	Oncology	Oncology	Unallocated
	Solutions	Solutions	Corporate
Three Months Ended July 31, 2013	(POS)	(TOS)	Overhead	Consolidated
Net revenue	$622	$2,398	$-	$3,020
Direct cost of services	(744)	(870)	-	(1,614)
Sales and marketing costs	(333)	(246)	-	(579)
Other operating expenses	-	(389)	(652)	(1,041)
Stock- based compensation expense (1)	-	-	(552)	(552)

Segment profit (loss)	$(455)	$893	$(1,204)	$(766)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the condensed consolidated financial statements and related notes that appear elsewhere in this report and our most recent annual report for the year ended April 30, 2014, as filed on Form 10-K.

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

Forward-looking statements speak only as of the date the statements are made. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2014, as updated in our subsequent reports filed with the SEC, including any updates found in Part II, Item 1A of this or other reports on Form 10-Q. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

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

Operating Results

The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Three Months Ended July 31,
		% of		% of	%
	2014	Revenue	2013	Revenue	Change
Operating revenue:
Personalized oncology solutions	$341	17.8%	$622	20.6%	(45.2)%
Translational oncology solutions	1,571	82.2	2,398	79.4	(34.5)

Total operating revenue	1,912	100.0	3,020	100.0	(36.7)

Costs and operating expenses:
Cost of personalized oncology solutions	757	39.6	793	26.3	(4.5)
Cost of translational oncology solutions	965	50.5	878	29.1	9.9
Research and development	1,423	74.4	402	13.3	254.0
Sales and marketing	1,034	54.1	642	21.3	61.1
General and administrative	1,462	76.5	1,071	35.4	36.5

Total costs and operating expenses	5,641	295.0	3,786	125.4	49.0

Operating loss	$(3,729)	(195.0)%	$(766)	(25.4)%	386.8%

Operating Revenues

Operating revenues were $1.9 million and $3.0 million for the three months ended July 31, 2014 and 2013, respectively, a decrease of $1.1 million or (36.7)%.

POS revenues were $0.3 million and $0.6 million for the three months ended July 31, 2014 and 2013, respectively, a decrease of $0.3 million, or (45.2)%. Non-core revenue decreased $0.1 million, or (92)%, due to the strategic change in direction to focus on our core products. Core revenue decreased $0.2 million, or (36)% due to a reduction of completed drug panels for the period and the decline in the number of tests per panel.

TOS revenues were $1.6 million and $2.4 million for the three months ended July 31, 2014 and 2013, respectively, a decrease of $0.8 million, or (34.5)%. The decline is due to lower sales volume.

Cost of Personalized Oncology Solutions

Cost of POS for the three months ended July 31, 2014 and 2013 was $0.76 million and $0.79 million, respectively, a decrease of $0.03 million, or (4.5)%.  For the three months ended July 31, 2014 and 2013, gross margins for POS were (122)% and (27.5)%, respectively. The decline in gross margin is attributed to a decline in POS revenue and a large fixed cost component to the cost of sales.

Cost of Translational Oncology Solutions

Cost of TOS for the three months ended July 31, 2014 and 2013 was $0.97 million and $0.88 million, respectively, an increase of $0.09 million, or 9.9%.  For the three months ended July 31, 2014 and 2013, gross margins for TOS were 38.6% and 63.4%, respectively. Gross margin for the quarter ended July 31, 2014 was below usual because of the lower revenues and the fixed cost component of the TOS cost of sales.

Research and Development

Research and development expenses for the three months ended July 31, 2014 and 2013 was $1.4 million and $0.4 million, respectively, an increase of $1 million, or 254%. The increase in R&D expenses is due to a strategic decision to increase investment in growing the scale and depth of our tumor bank.

Sales and Marketing

Sales and marketing expenses for the three months ended July 31, 2014 and 2013 were $1 million and $0.6 million, respectively, an increase of $0.4 million, or 61.1%. The increase is due to the expansion of our TOS business development team.

General and Administrative

General and administrative expenses for the three months ended July 31, 2014 and 2013 were $1.5 million and $1.1 million, respectively, an increase of $0.4 million, or 36.5%. The increase is due to compensation, including stock compensation expense, associated with business expansion.

Other Income (Expense)

Other income (expense) for the three months ended July 31, 2014 and 2013 was $0.2 million and ($1.5) million, a decrease in expense of $1.7 million.  During the three months ended July 31, 2014 and 2013, the Company recognized income of $0.2 million and expense of $1.5 million for the change in fair value of warrants that are accounted for as liabilities and are described further below and in Note 8 to our unaudited condensed consolidated financial statements. The Company will continue to adjust the warrant liability for changes in fair value until the earlier of the exercise of the warrants, or expiration of the warrants. This change in fair value of warrant liability was a result of revaluing the warrant liability based on the Monte Carlo simulation valuation model, impacted primarily by the quoted price of the Company's common stock. The revaluation of the warrant liability has no impact on our cash balances.

Inflation

Inflation does not have a meaningful impact on the results of our operations.

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our sales of our products and services, cash and cash equivalents, working capital management, and proceeds from certain private placements of our securities. As of July 31, 2014, we had working capital of $1.1 million and cash and cash equivalents on hand of $3.1 million. We believe that our cash and cash equivalents on hand at July 31, 2014 are adequate to fund our operations through at least December 31, 2014. However, in order for us to continue as a going concern beyond this point, we need to obtain capital from external sources. If we are unable to obtain additional financing, we may be required to reduce the scope of, or delay or eliminate, some of our research and development and other activities, which could harm our financial condition and operating results. Financing may not be available on acceptable terms or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate our business.

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash used in operating activities was $2.8 million and $2.1 million for the three months ended July 31, 2014 and 2013, respectively, an increase of $0.7 million.

Cash Flows from Investing Activities

Net cash used in investing activities was less than $0.1 million for both the three months ended July 31, 2014 and 2013, respectively.  These cash flows primarily relate to the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was nil for the three months ended July 31, 2014 and 2013, respectively.

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to apply methodologies and make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates of the Company include, among other things, accounts receivable realization, revenue recognition (replacement of licensed tumors), valuation allowance for deferred tax assets, valuation of goodwill, and stock compensation and warrant assumptions. Actual results could differ from those estimates. The Company’s critical accounting policies are summarized in the Company’s Annual Report on Form 10-K, filed with the SEC on July 28, 2014.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We may not be able to meet our cash requirements beyond December 31, 2014 without obtaining additional capital from external sources, and if we are unable to do so, we may not be able to continue as a going concern.

As of July 31, 2014, we had working capital of $1.1 million and cash and cash equivalents of $3.1 million. We believe that our cash and cash equivalents on hand at July 31, 2014 are adequate to fund our operations through at least December 31, 2014. However, in order for us to continue as a going concern beyond this point, we need to obtain capital from external sources.

We have generated net losses for our past recent history. For the years ended April 30, 2014 and 2013, the Company had a net loss of approximately $7,406,000 and $6,330,000, respectively, and for the three months ended July 31, 2014, we had a net loss of $3,548,000.  We will not be able to continue as a going concern without additional financing. Even if we do raise sufficient capital to support our operating expenses beyond December 31, 2014, there can be no assurances that the proceeds raised will be sufficient to enable our business to a level where it will generate profits from operations. Currently, the Company derives revenue from POS products and TOS products, while pursuing efforts to further develop bioinformatics from its TumorBank and its TumorGraft Technology Platform.  In addition, we are building our sales and marketing operations to grow our TOS and POS products.  Accordingly, we expect to generate operating losses in the future until such time as we are able to generate significantly more revenue.

If we are unable to obtain additional financing, we may be required to reduce the scope of, or delay or eliminate, some of our research and development and other activities, which could harm our financial condition and operating results. Financing may not be available on acceptable terms or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Exhibit
31.1	8650 Section 302 Certification of Chief Executive Officer
31.2	8650 Section 302 Certification of Vice President, Finance
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2014 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, July 31, 2014 and April 30, 2014, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three months ended July 31, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the three months ended July 31, 2014 and 2013, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPIONS ONCOLOGY, INC. (Registrant)

Date: September 12, 2014	By:	/s/ Joel Ackerman
Joel Ackerman
Chief Executive Officer
(principal executive officer)

	By:	/s/ David Miller
David Miller
Vice President, Finance
(principal financial officer)

