Form 10-Q
period 2014-10-31
CHAMPIONS ONCOLOGY, INC.
filed 2014-12-15
CIK 771856

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2014
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of Common Shares of the Registrant outstanding as of November 30, 2014 was 66,889,600.

DOCUMENTS INCORPORATED BY REFERENCE - None

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2014

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHAMPIONS ONCOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	October 31,	April 30,
	2014	2014
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$575	$5,891
Accounts receivable, net	1,115	1,325
Prepaid expenses and other current assets	393	383

Total current assets	2,083	7,599

Restricted cash	164	165
Property and equipment, net	395	434
Goodwill	669	669

Total assets	$3,311	$8,867

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
Accounts payable	$1,632	$981
Accrued liabilities	546	587
Deferred revenue	1,760	2,091

Total current liabilities	3,938	3,659

Warrant liability	1,231	2,011

Total liabilities	5,169	5,670

Stockholders' (deficit) equity:
Common stock, $001 par value; 125,000,000 shares authorized, including redeemable common stock, 70,125,836 and 70,121,741 shares issued and 66,889,600 and 66,885,741
shares outstanding as of October 31, 2014 and April 30, 2014, respectively	70	70
Treasury stock, at cost, 3,236,236 common shares as of October 31, 2014
and April 30, 2014	(1,252)	(1,252)
Additional paid-in capital	44,888	43,259
Accumulated deficit	(45,564)	(38,880)

Total stockholders' (deficit) equity	(1,858)	3,197

Total liabilities and stockholders' (deficit) equity	$3,311	$8,867

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2014	2013	2014	2013
Operating revenue:
Personalized oncology solutions	$452	$623	$792	$1,245
Translational oncology solutions	1,430	1,760	3,001	4,158

Total operating revenue	1,882	2,383	3,793	5,403

Costs and operating expenses:
Cost of personalized oncology solutions	759	732	1,516	1,525
Cost of translational oncology solutions	960	698	1,924	1,576
Research and development	1,249	677	2,663	1,079
Sales and marketing	1,203	698	2,246	1,340
General and administrative	1,377	1,279	2,831	2,355

Total costs and operating expenses	5,548	4,084	11,180	7,875

Loss from operations	(3,666)	(1,701)	(7,387)	(2,472)

Other income (expense):
Change in fair value of warrant liability	625	(585)	780	(2,048)
Other (expense)	(27)	(29)	(62)	(30)

Total other income (expense)	598	(614)	718	(2,078)

Loss before provision for income taxes	(3,068)	(2,315)	(6,669)	(4,550)
Provision for income taxes	10	3	15	6

Net loss	$(3,078)	$(2,318)	$(6,684)	$(4,556)

Net loss per common share outstanding, including
redeemable common stock, basic	$(0.05)	$(0.03)	$(0.10)	$(0.07)
and diluted	$(0.05)	$(0.03)	$(0.11)	$(0.07)

Weighted average common shares outstanding, including
redeemable common stock, basic	66,887,331	66,863,147	66,886,234	66,857,630
and diluted	67,855,325	66,863,147	67,854,228	66,857,630

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Dollars in Thousands)

Net loss	$(3,078)	$(2,318)	$(6,684)	$(4,556)
Foreign currency translation adjustment	-	(12)	-	(24)

Comprehensive loss	$(3,078)	$(2,330)	$(6,684)	$(4,580)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Six Months Ended
	October 31,
	2014	2013
Operating activities:
Net loss	$(6,684)	$(4,556)

Adjustments to reconcile net loss to net cash
used in operating activities:
Stock-based compensation expense	1,627	1,028
Depreciation expense	110	102
Change in fair value of warrant liability	(780)	2,048
Changes in operating assets and liabilities:
Accounts receivable	210	(962)
Prepaid expenses, deposits and other	(10)	96
Restricted cash	1	(1)
Accounts payable	651	(220)
Accrued liabilities	(41)	(282)
Deferred revenue	(331)	845

Net cash used in operating activities	(5,247)	(1,902)

Investing activities:
Purchase of property and equipment	(71)	(76)

Net cash used in investing activities	(71)	(76)

Financing activities:
Proceeds from exercise of options	2	9

Net cash provided by financing activities	2	9

Exchange rate effect on cash and cash equivalents	-	(20)

Decrease in cash and cash equivalents	(5,316)	(1,989)
Cash and cash equivalents, beginning of period	5,891	9,561

Cash and cash equivalents, end of period	$575	$7,572

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

The Company has three operating subsidiaries: Champions Oncology (Israel), Limited, Champions Biotechnology U.K., Limited and Champions Oncology Singapore, PTE LTD. For the three and six months ended October 31, 2014 and 2013, there were no material revenues earned by these subsidiaries.

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

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock plus dilutive potential common stock considered outstanding during the period. Such dilutive shares consist of incremental shares that would be issued upon exercise of the Company’s derivative warrants.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2014	2013	2014	2013
Basic loss per share computation
Net loss attributable to common stockholders	$(3,078,000)	$(2,318,000)	$(6,684,000)	$(4,556,000)
Weighted Average common shares – basic	66,887,331	66,863,147	66,886,234	66,857,630
Basic net loss per share	$(0.05)	$(0.03)	$(0.10)	$(0.07)

Diluted loss per share computation
Net loss attributable to common stockholders	$(3,078,000)	$(2,318,000)	$(6,684,000)	$(4,556,000)
Less: Gain on derivative warrant liability	624,993	-	780,627	-
Loss available to common stockholders	$(3,702,993)	$(2,318,000)	$(7,464,627)	$(4,556,000)

Weighted Average common shares	66,887,331	66,863,147	66,886,234	66,857,630
Incremental shares from assumed exercise of warrants and stock options	967,994	-	967,994	-
Adjusted weighted average share – diluted	67,855,325	66,863,147	67,854,228	66,857,630

Diluted net loss per share	$(0.05)	$(0.03)	$(0.11)	$(0.07)

The following table reflects the total potential share-based instruments outstanding at October 31, 2014 and 2013 that could have an effect on the future computation of dilution per common share:

	October 31,
	2014	2013

Stock options	24,256,712	15,473,955
Warrants	3,126,667	3,276,667

Total common stock equivalents	27,383,379	18,750,622

Liquidity

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our sales of products and services, cash and cash equivalents, working capital management, and proceeds from certain private placements of our securities. As of October 31, 2014, we had negative working capital of $1.8 million and cash and cash equivalents on hand of $0.6 million. We believe that our cash and cash equivalents on hand at October 31, 2014 are adequate to fund our operations through at least December 15, 2014.

On December 1, 2014, our chief executive officer and president purchased convertible promissory notes in the aggregate principal amount of $2 million. These notes have a term of 90 days. We believe that the proceeds of these loans, if converted into equity at maturity (which is the option of the noteholders, not the Company), together with our cash and cash equivalents, will be adequate to fund our operations through at least March 31, 2015. If the noteholders do not elect to convert the notes into equity at maturity, then our cash and cash equivalents would not be adequate to fund operations beyond such maturity date, and we may not have enough cash to repay the notes, in which case we would be in default. In order for us to continue as a going concern beyond the maturity date of the notes or March 31, 2015, as applicable, or to avoid a potential default under the notes, we need to obtain capital from external sources. If we are unable to obtain additional financing, we may be required to reduce the scope of, or delay or eliminate, some of our research and development and other activities, which could harm our financial condition and operating results. Financing may not be available on acceptable terms or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate our business.

Provision for Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements. As of October 31, 2014 and 2013, the Company provided a valuation allowance for all net deferred tax assets, as recovery is not more likely than not based on an insufficient history of earnings.

The income tax provision for the six months ended October 31, 2014 was $15K as compared to $6K for the corresponding period in the previous year, and primarily consists of income tax obligations payable to the foreign jurisdictions.

There is no uncertain tax position identified by the Company.

Note 2. Recently Issued Accounting Pronouncements

In June 2014, FASB has issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s condensed consolidated balance sheets and results of operations.

In August 2014, FASB issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements — Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” . This ASU requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and provide related disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2014-15 on its financial statements.

Note 3. Property and Equipment

Property and equipment is recorded at cost and consists of laboratory equipment, furniture and fixtures, and computer hardware and software. Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets ranging from three to seven years. Property and equipment consisted of the following (in thousands):

	October 31,	April 30,
	2014	2014
	(unaudited)
Furniture and fixtures	$70	$69
Computer equipment and software	694	655
Laboratory equipment	327	296
Leasehold improvements	2	2

Total property and equipment	1,093	1,022
Less: Accumulated depreciation	(698)	(588)

Property and equipment, net	$395	$434

Depreciation expense was $54 and $53 for the three months ended October 31, 2014 and 2013, respectively, and $110 and $102 for the six months ended October 31, 2014 and 2013, respectively.

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

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock-based compensation in the amount of $820 and $476 was recognized for the three months ended October 31, 2014 and 2013, respectively and $1,627 and $1,028 for the six months ended October 31, 2014 and 2013, respectively.  Stock-based compensation expense was recognized as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2014	2013	2014	2013

General and administrative	$513	$401	$1,055	$820
Sales and marketing	179	63	333	126
Research and development	98	3	203	16
TOS cost of sales	16	3	18	11
POS cost of sales	14	6	18	55

Total stock-based compensation expense	$820	$476	$1,627	$1,028

Stock Option Grants

Black-Scholes assumptions used to calculate the fair value of options granted during the three and six months ended October 31, 2014 and 2013 were as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2014	2013	2014	2013

Expected term in years	5.0 - 6.0	6.0	3.0 - 6.0	6.0
Risk-free interest rates	1.53% - 1.94%	1.13% - 2.41%	0.79% - 1.94%	1.13% - 2.41%
Volatility	85.8% - 102.1%	97.9% - 101.4%	85.8% - 102.1%	97.9% - 101.4%
Dividend yield	0%	0%	0%	0%

The weighted average fair value of stock options granted during the three months ended October 31, 2014 and 2013 was $0.69 and $1.06, respectively. The weighted average fair value of stock options granted during the six months ended October 31, 2014 and 2013 was $0.71 and $0.94, respectively. The Company’s stock options activity for the six months ended October 31, 2014 is as follows:

					Weighted
				Weighted	Average
		Directors		Average	Remaining	Aggregate
	Non-	and		Exercise	Contractual	Intrinsic
	Employees	Employees	Total	Price	Life (Years)	Value

Outstanding, May 1, 2014	765,000	22,586,037	23,351,037	$1.01	7.5	$985
Granted	80,000	1,013,175	1,093,175	0.72	6.1	74
Exercised	-	(3,750)	(3,750)	0.49
Forfeited	-	(11,250)	(11,250)	0.49
Expired	(150,000)	(22,500)	(172,500)	1.12

Outstanding, October 31, 2014	695,000	23,561,712	24,256,712	1.00	7.0	334

Vested and expected to
vest as of October 31, 2014	695,000	23,561,712	24,256,712	1.00	7.0	334

Exercisable as of
October 31, 2014	487,500	15,366,589	15,854,089	0.90	6.1	269

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Included in the beginning balances outstanding in the table above are 3,000,000 options granted to the Company’s Chief Executive Officer and President which vest based on service criteria and 3,000,000 options granted to the Company’s Chief Executive Officer and President which vest based on performance criteria.  The service-based conditions of these options provide for vesting to occur monthly over a period of three years.  Since the straight-line method is not available for performance or market-based share-based payments, the 3,000,000 performance-based options will be expensed on an accelerated basis once the Company determines it is probable that the performance-based conditions will be met.

Stock Purchase Warrants

As of October 31, 2014 and April 30, 2014, the Company had warrants outstanding for the purchase of 3,276,667 shares of its common stock, all of which were exercisable. Of these warrants, 1,266,667 were issued in connection with the April 2011 Private Placement and 1,860,000 were issued in connection with the January 2013 Private Placement and are accounted for as liabilities. The remaining 150,000 warrants, with an exercise price of $1.00, were accounted for as equity instruments and expired on July 31, 2014. Activity related to these warrants, which expire at various dates through April 2016, is summarized as follows (dollars in thousands):

			Weighted
		Weighted	Average
	Number	Average	Remaining
	of	Exercise	Contractual
	Shares	Price	Life (Years)

Outstanding, May 1, 2014	3,276,667	$0.61	2.9
Granted	-	-	-
Exercised	-	-	-
Expired	(150,000)	-	-

Outstanding, October 31, 2014	3,126,667	$0.60	2.5

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

The Company has accounted for the warrants issued in connection with the April 2011 Private Placement and January 2013 Private Placement as a liability based on the exercise price reset provisions described above. This liability, which is recorded at fair value on the accompanying consolidated balance sheets, totaled $0.8 million at the time of the close of the January 2013 Private Placement Agreement. As of October 31, 2014 and April 30, 2014, the fair value of these warrants was $1.23 million and $2.01 million, respectively. The change in fair value of these warrants has been, and will be, recognized as other income (expense) on the Company’s consolidated statements of operations. The fair value of these warrants was calculated by the Monte Carlo simulation valuation method. Assumptions used to calculate the fair value of these warrants were as follows:

	October 31,	April 30,
	2014	2014

Expected term in years	1.4 - 3.2	1.9 - 3.7
Risk-free interest rates	0.4% - 1.05%	0.4% - 1.17%
Volatility	74% - 97%	95% - 113%
Dividend yield	0%	0%

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

The Company has granted demand registration rights in connection with the investment in common shares and the common shares underlying the warrants for both the April 2011 Private Placement and January 2013 Private Placement. These rights include the requirement of the Company to file certain registration statements within a specified time period and to have these registration statements declared effective within a specified time period. If the Company is not able to comply with these registration requirements, the Company will be required to pay cash penalties equal to 1.0% of the aggregate Purchase Price paid by the investors for each 30-day period in which a Registration Default, as defined in the Securities Purchase Agreement, exists. These penalties are subject to a 10% limit of the aggregate Purchase Price paid by the investors. The Company may become subject to these penalty provisions if it fails to have a registration statement for the common shares declared effective, or to maintain the effectiveness of such registration statement. The total amount of potential penalties under this registration payment arrangement ranges from $50,000 to $130,000 for each 30-day period in which a registration default exists; however, as of October 31, 2014 and April 30, 2014, and through the date of this filing, the Company does not believe these penalties to be probable and accordingly, has not established an accrual for such registration payment arrangements.

Note 5. Related Party Transactions

Related party transactions include transactions between the Company and its shareholders, management, or affiliates.  The following transactions were in the normal course of operations and were measured and recorded at the exchange amount, which is the amount of consideration established and agreed to by the parties.

Consulting Services

During the six months ended October 31, 2014 and 2013, the Company paid a member of its Board of Directors $75,000 and $75,000, respectively, for consulting services unrelated to his duties as a board member. All of the amounts paid to this related party have been recognized and expensed in the period the services were performed.

Note 6. Commitments and Contingencies

Operating Leases

As of October 30, 2014, we lease the following facilities under non-cancelable operating lease agreements:

•	One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in November 2016. The Company recognized $42,000 and $34,000 of rental costs relative to this lease for the six months ended October 31, 2014 and 2013, respectively.

•	855 North Wolfe Street, Suite 619, Baltimore, Maryland 21205, which consists of laboratories and office space where the Company conducts operations related to its primary service offerings. This lease expires June 2016. The Company recognized $43,000 of rental costs relative to this lease for each of the six months ended October 31, 2014 and 2013, respectively.

•

17 Hatidhar Street, Ra’anana, Israel, which served as office headquarters for Champions Oncology, Israel. This lease expired in July 2013 and was not renewed. The Company recognized nil and $6,000 of rental costs relative to this lease for the six months ended October 31, 2014 and 2013, respectively.

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•	57 Mohamed Sultan Road, Singapore, which serves as office headquarters for Champions Oncology, Singapore. The lease expires in January 2015. We incurred $2,500 and $3,000 of rental expense for the six months ended October 31, 2014 and 2013, respectively.

•	450 East 29th Street, New York, New York, 10016, which is a laboratory at which we implant tumors. We incurred $23,000 of rental expense for the six months ended October 31, 2014. The lease began in March 2014. The lease expires in September 2015 and can be renewed by the Company for subsequent one year terms.

Legal Matters

The Company is not currently party to any legal matters to its knowledge. The Company is not aware of any other matters that would have a material impact on the Company’s financial position or results of operations.

Registration Payment Arrangements

The Company has entered into an Amended and Restated Registration Rights Agreement in connection with the April 2011 Private Placement and January 2013 Private Placement and is discussed more fully in Note 4. This Amended and Restated Registration Rights Agreement contains provisions that may call for the Company to pay penalties in certain circumstances. This registration payment arrangement primarily relates to the Company’s ability to file a registration statement within a particular time period, have a registration statement declared effective within a particular time period and to maintain the effectiveness of the registration statement for a particular time period. The Company does not believe it is probable that penalty payments will be made for the Amended and Restated Registration Rights Agreement discussed in Note 4 and, accordingly, has not accrued for such potential penalties as of October 31, 2014 and April 30, 2014.

Note 7. Teva Agreement

On July 30, 2013, the Company entered into an agreement with Teva Pharmaceutical Industries Ltd., pursuant to which the Company agreed to conduct TumorGraft studies on multiple proprietary chemical compounds provided by Teva to determine the activity or response of these compounds in potential clinical indications. Under the agreement, Teva agreed to pay an upfront payment and, under certain conditions, pay the Company various amounts upon achieving certain milestones, based on the performance of the compounds in preclinical testing and dependent upon testing the compound in clinical settings and obtaining FDA approval. In addition, Teva agreed to pay the Company royalties on any commercialized products developed under the agreement. This agreement terminated a prior collaborative agreement between Cephalon, Inc. a wholly-owned subsidiary of Teva, and the Company.  Revenue recognized related to this agreement for the six months ended October 31, 2014 and 2013, was $554,000 and $194,000, respectively.

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

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has one liability measured at fair value on a recurring basis, which are warrants that were issued in connection with private placements of the Company’s securities that are discussed more fully in Note 4. As of October 31, 2014 and April 30, 2014, these warrants had an estimated fair value of $1,231 and $2,011, respectively, which was calculated by the Monte Carlo simulation valuation method using level three inputs. The Company has no assets that are measured at fair value on a recurring basis and there were no assets or liabilities measured at fair value on a non-recurring basis during the six months ended October 31, 2014 and 2013.

The following table presents information about our warrants liability, which was our only financial instrument measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of October 31, 2014 and April 30, 2014 (in thousands):

Balance, May 1, 2014	$(2,011)
Transfers to (from) Level 3	-
Total (gains) losses included in earnings	780
Purchases, issuances and settlements, net	-

Balance, October 31, 2014	$(1,231)

Note 9. Segment Information

The Company operates in two reportable segments, POS and TOS. The accounting policies of the Company’s segments are the same as those described in Note 2 of the Company’s annual financial statements for the year ended April 30, 2014, as filed on Form 10-K. The Company evaluates performance of its segments based on profit or loss from operations before stock compensation expense, depreciation and amortization, interest expense, interest income, gain on sale of assets, special charges or benefits, and income taxes (“segment profit”). Management uses segment profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment, and employee compensation, among other matters. The following tables summarize, for the periods indicated, operating results by reportable segment (in thousands):

Three Months Ended October 31, 2014	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$452	$1,430	$-	$1,882
Direct cost of services	(745)	(943)	-	(1,688)
Sales and marketing costs	(423)	(611)	-	(1,034)
Other operating expenses	-	(1,142)	(864)	(2,006)
Stock- based compensation expense (1)	-	-	(820)	(820)

Segment profit (loss)	$(716)	$(1,266)	$(1,684)	$(3,666)

Three Months Ended October 31, 2013	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$623	$1,760	$-	$2,383
Direct cost of services	(726)	(696)	-	(1,422)
Sales and marketing costs	(423)	(213)	-	(636)
Other operating expenses	-	(673)	(877)	(1,550)
Stock- based compensation expense (1)	-	-	(476)	(476)

Segment profit (loss)	$(526)	$178	$(1,353)	$(1,701)

CHAMPIONS ONCOLOGY, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Six Months Ended October 31, 2014	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$792	$3,001	$-	$3,793
Direct cost of services	(1,498)	(1,905)	-	(3,403)
Sales and marketing costs	(877)	(1,036)	-	(1,913)
Other operating expenses	-	(2,460)	(1,777)	(4,237)
Stock- based compensation expense (1)	-	-	(1,627)	(1,627)

Segment profit (loss)	$(1,583)	$(2,400)	$(3,404)	$(7,387)

Six Months Ended October 31, 2013	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$1,245	$4,158	$-	$5,403
Direct cost of services	(1,470)	(1,566)	-	(3,036)
Sales and marketing costs	(754)	(460)	-	(1,214)
Other operating expenses	-	(1,063)	(1,534)	(2,597)
Stock- based compensation expense (1)	-	-	(1,028)	(1,028)

Segment profit (loss)	$(979)	$1,069	$(2,562)	$(2,472)

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

Note 10. Subsequent Events

On December 1, 2014, Champions Oncology, Inc. (the “Company”) entered into note purchase agreements with and issued convertible promissory notes in the principal amount of $1 million each to Joel Ackerman, the Company’s Chief Executive Officer, and Dr. Ronnie Morris, the Company’s President, to finance the operations of the Company. The transaction was approved by the Company’s audit committee.

The notes bear interest at 12% per annum and have a term of 90 days. The notes, including any accrued but unpaid interest, are convertible at the option of each noteholder: (a) upon the closing of any equity financing that occurs during the term of the notes, into the securities offered in the financing to other investors at a 5% discount to the price per share paid by other investors in the financing; and (b) upon the maturity date of the notes, into the Company’s common stock at the volume weighted average closing price of the common stock for the five trading days prior to such conversion.

The Company is in the process of evaluating the accounting of this transaction and the effect it will have on the financial statements.

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

Operating Results

The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Three Months Ended October 31,
		% of		% of	%
	2014	Revenue	2013	Revenue	Change
Operating revenue:
Personalized oncology solutions	$452	24.0%	$623	26.1%	(27.4)
Translational oncology solutions	1,430	76.0	1,760	73.9	(18.8)

Total operating revenue	1,882	100.0	2,383	100.0	(21.0)

Costs and operating expenses:
Cost of personalized oncology solutions	759	40.3	732	30.7	3.7
Cost of translational oncology solutions	960	51.0	698	29.3	37.5
Research and development	1,249	66.4	677	28.4	84.5
Sales and marketing	1,203	63.9	698	29.3	72.3
General and administrative	1,377	73.2	1,279	53.7	7.7

Total costs and operating expenses	5,548	294.8	4,084	171.4	35.8

Operating loss	$(3,666)	(194.8)%	$(1,701)	(71.4)%	115.5

	For the Six Months Ended October 31,
		% of		% of	%
	2014	Revenue	2013	Revenue	Change
Operating revenue:
Personalized oncology solutions.	$792	20.9%	$1,245	23.0%	(36.4)
Translational oncology solutions.	3,001	79.1	4,158	77.0	(27.8)

Total operating revenue..	3,793	100.0	5,403	100.0	(29.8)

Costs and operating expenses:
Cost of personalized oncology solutions	1,516	40.0	1,525	28.2	(0.6)
Cost of translational oncology solutions	1,924	50.7	1,576	29.2	22.1
Research and development	2,663	70.2	1,079	20.0	146.8
Sales and marketing	2,246	59.2	1,340	24.8	67.6
General and administrative	2,831	74.6	2,355	43.7	20.2

Total costs and operating expenses	11,180	294.8	7,875	145.8	42.0

Operating loss.	$(7,387)	(194.8)%	(2,472)	(45.8)%	198.8

Operating Revenues

Operating revenues were $1.9 million and $2.4 million for the three months ended October 31, 2014 and 2013, respectively, a decrease of $0.5 million or (21)%. Operating revenues were $3.8 million and $5.4 million for the six months ended October 31, 2014 and 2013, respectively, a decrease of $1.6 million or (29.8)%.

POS revenues were $0.5 million and $0.6 million for the three months ended October 31, 2014 and 2013, respectively, a decrease of $0.1 million, or (27.4)%. Core revenue from its TumorGraft platform decreased $148,000. This decrease is due to a 17% decline in implant revenue resulting from discounts given to acquire strategic tumors for our TumorBank and a reduction in the number of tests per panel. POS revenues were $0.8 million and $1.2 million for the six months ended October 31, 2014 and 2013, respectively, a decrease of $0.4 million, or (36.4)%.

TOS revenues were $1.4 million and $1.8 million for the three months ended October 31, 2014 and 2013, respectively, a decrease of $0.4 million, or (18.8)%. The decline is due to a longer conversion time to recognized revenue from ongoing studies. TOS revenues were $3.0 million and $4.2 million for the six months ended October 31, 2014 and 2013, respectively, a decrease of $1.2 million, or (27.8)%.

Cost of Personalized Oncology Solutions

Cost of POS for the three months ended October 31, 2014 and 2013 was $0.76 million and $0.73 million, respectively, an increase of $0.03 million, or 3.7%. Cost of POS for both the six months ended October 31, 2014 and 2013 was $1.5 million. For the three months ended October 31, 2014 and 2013, gross margins for POS were (67.9)% and (17.5)%, respectively. For the six months ended October 31, 2014 and 2013, gross margins for POS were (91.4)% and (22.5)%, respectively.

Cost of Translational Oncology Solutions

Cost of TOS for the three months ended October 31, 2014 and 2013 was $1 million and $0.7 million, respectively, an increase of $0.3 million, or 37.5%. Cost of TOS for the six months ended October 31, 2014 and 2013 was $1.9 million and $1.6 million, respectively, an increase of $0.3 million, or 22.1%. For the three months ended October 31, 2014 and 2013, gross margins for TOS were 32.9% and 60.3%, respectively. For the six months ended October 31, 2014 and 2013, gross margins for TOS were 35.9% and 62.1%, respectively.

Research and Development

Research and development expenses for the three months ended October 31, 2014 and 2013 was $1.2 million and $0.67 million, respectively, an increase of $0.53 million, or 84.2%. This increase reflects additional investment in characterizing our TumorBank. Research and development expenses for the six months ended October 31, 2014 and 2013 was $2.7 million and $1.1 million, respectively, an increase of $1.6 million, or 147%.

Sales and Marketing

Sales and marketing expenses for the three months ended October 31, 2014 and 2013 were $1.2 million and $0.7 million, respectively, an increase of $0.5 million, or 72.3%. Sales and marketing expenses for the six months ended October 31, 2014 and 2013 were $2.2 million and $1.3 million, respectively, an increase of $0.9 million, or 67.6%.The increase is due to the expansion of our TOS business development team.

General and Administrative

General and administrative expenses for the three months ended October 31, 2014 and 2013 were $1.4 million and $1.3 million, respectively, an increase of $0.1 million, or 7.7%. General and administrative expenses for the three months ended October 31, 2014 and 2013 were $2.8 million and $2.4 million, respectively, an increase of $0.4 million, or 20.2%.The increase is due to compensation, including stock compensation expense, associated with business expansion.

Other Income (Expense)

Other income (expense) for the three months ended October 31, 2014 and 2013 was $0.6 million and ($0.6) million, a decrease in expense of $1.2 million.  Other income (expense) for the six months ended October 31, 2014 and 2013 was $0.7 million and ($2.1) million, a decrease in expense of $2.8 million. During the three months ended October 31, 2014 and 2013, the Company recognized income of $0.6 million and expense of $0.6 million for the change in fair value of warrants that are accounted for as liabilities and are described further below and in Note 8 to our unaudited condensed consolidated financial statements. The Company will continue to adjust the warrant liability for changes in fair value until the earlier of the exercise of the warrants, or expiration of the warrants. This change in fair value of warrant liability was a result of revaluing the warrant liability based on the Monte Carlo simulation valuation model, impacted primarily by the quoted price of the Company's common stock. The revaluation of the warrant liability has no impact on our cash balances.

Inflation

Inflation does not have a meaningful impact on the results of our operations.

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our sales of products and services, cash and cash equivalents, working capital management, and proceeds from certain private placements of our securities. As of October 31, 2014, we had negative working capital of $1.8 million and cash and cash equivalents on hand of $0.6 million. We believe that our cash and cash equivalents on hand at October 31, 2014 are adequate to fund our operations through at least December 15, 2014.

On December 1, 2014, our chief executive officer and president purchased convertible promissory notes in the aggregate principal amount of $2 million. These notes have a term of 90 days. We believe that the proceeds of these loans, if converted into equity at maturity (which is the option of the noteholders, not the Company), together with our cash and cash equivalents, will be adequate to fund our operations through at least March 31, 2015. If the noteholders do not elect to convert the notes into equity at maturity, then our cash and cash equivalents would not be adequate to fund operations beyond such maturity date, and we may not have enough cash to repay the notes, in which case we would be in default. In order for us to continue as a going concern beyond the maturity date of the notes or March 31, 2015, as applicable, or to avoid a potential default under the notes, we need to obtain capital from external sources. If we are unable to obtain additional financing, we may be required to reduce the scope of, or delay or eliminate, some of our research and development and other activities, which could harm our financial condition and operating results. Financing may not be available on acceptable terms or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate our business.

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash used in operating activities was $5.2 million and $1.9 million for the six months ended October 31, 2014 and 2013, respectively, an increase of $3.3 million. These cash flows primarily relate to investment in new senior management personnel and TumorBank development to promote business expansion.

Cash Flows from Investing Activities

Net cash used in investing activities was $71 and $76 for the six months ended October 31, 2014 and 2013, respectively.  These cash flows primarily relate to the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $2 and $9 for the six months ended October 31, 2014 and 2013, respectively.  These cash flows primarily relate to the exercise of stock options.

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

As of October 31, 2014, we had negative working capital of $1.8 million and cash and cash equivalents of $0.6 million. We believe that our cash and cash equivalents on hand at October 31, 2014 are adequate to fund our operations through at least December 15, 2014.

On December 1, 2014, our chief executive officer and president purchased convertible promissory notes in the aggregate principal amount of $2 million. These notes have a term of 90 days. We believe that the proceeds of these loans, if converted into equity at maturity (which is the option of the noteholders, not the Company), together with our cash and cash equivalents, will be adequate to fund our operations through at least March 31, 2015. If the noteholders do not elect to convert the notes into equity at maturity, then our cash and cash equivalents would not be adequate to fund operations beyond such maturity date, and we may not have enough cash to repay the notes, in which case we would be in default. In order for us to continue as a going concern beyond the maturity date of the notes or March 31, 2015, as applicable, or to avoid a potential default under the notes, we need to obtain capital from external sources.

We have generated net losses for our past recent history. For the years ended April 30, 2014 and 2013, the Company had a net loss of approximately $7,406,000 and $6,330,000, respectively, and for the three months and six months ended October 31, 2014, we had a net loss of $3,078,000 and $6,684,000, respectively.  We will not be able to continue as a going concern without additional financing. Even if we do raise sufficient capital to support our operating expenses beyond March 15, 2015, there can be no assurances that the proceeds raised will be sufficient to enable our business to a level where it will generate profits from operations. Currently, the Company derives revenue from POS products and TOS products, while pursuing efforts to further develop bioinformatics from its TumorBank and its TumorGraft Technology Platform.  In addition, we are building our sales and marketing operations to grow our TOS and POS products.  Accordingly, we expect to generate operating losses in the future until such time as we are able to generate significantly more revenue.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Exhibit
31.1	8650 Section 302 Certification of Chief Executive Officer
31.2	8650 Section 302 Certification of Vice President, Finance
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended October 31, 2014 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, October 31, 2014 and April 30, 2014, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended October 31, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the six months ended October 31, 2014 and 2013, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPIONS ONCOLOGY, INC. (Registrant)

Date: December 15, 2014	By:	/s/ Joel Ackerman
Joel Ackerman
Chief Executive Officer (principal executive officer)

	By:	/s/ David Miller
David Miller
Vice President, Finance (principal financial officer)

