Form 10-Q
period 2015-01-31
CHAMPIONS ONCOLOGY, INC.
filed 2015-03-17
CIK 771856

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2015
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

The number of Common Shares of the Registrant outstanding as of March 13, 2015 was 104,026,506.

DOCUMENTS INCORPORATED BY REFERENCE - None

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHAMPIONS ONCOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	January 31,	April 30,
	2015	2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$182	$5,891
Accounts receivable, net	1,092	1,325
Prepaid expenses and other current assets	258	383

Total current assets	1,532	7,599

Restricted cash	163	165
Property and equipment, net	469	434
Goodwill	669	669

Total assets	$2,833	$8,867

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Current liabilities:
Accounts payable	$1,362	$981
Accrued liabilities	598	587
Notes Payable, related party	2,000	-
Deferred revenue	2,309	2,091

Total current liabilities	6,269	3,659

Warrant liability	610	2,011
Other Non-current liability	98	-

Total liabilities	6,977	5,670

Stockholders' (deficit) equity:
Common stock, $.001 par value; 125,000,000 shares authorized, including redeemable common stock, 70,125,836 and 70,121,741 shares issued and 66,889,600 and 66,885,741 shares outstanding as of January 31, 2015 and April 30, 2014, respectively	70	70
Treasury stock, at cost, 3,236,236 common shares as of January 31, 2015 and April 30, 2014	(1,252)	(1,252)
Additional paid-in capital	45,388	43,259
Accumulated deficit	(48,350)	(38,880)

Total stockholders' (deficit) equity	(4,144)	3,197

Total liabilities and stockholders' (deficit) equity	$2,833	$8,867

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
Operating revenue:
Personalized oncology solutions	$453	$590	$1,245	$1,834
Translational oncology solutions	1,376	3,100	4,377	7,258

Total operating revenue	1,829	3,690	5,622	9,092

Costs and operating expenses:
Cost of personalized oncology solutions	674	614	2,190	2,139
Cost of translational oncology solutions	1,301	1,008	3,225	2,585
Research and development	1,093	535	3,757	1,614
Sales and marketing	1,094	821	3,340	2,160
General and administrative	1,086	2,120	3,944	4,476

Total costs and operating expenses	5,248	5,098	16,456	12,974

Loss from operations	(3,419)	(1,408)	(10,834)	(3,882)

Other income (expense):
Change in fair value of warrant liability	621	846	1,401	(1,202)
Other income/(expense), net	(6)	(7)	(3)	(37)

Total other income (expense)	615	839	1,398	(1,239)

Loss before provision for income taxes	(2,804)	(569)	(9,436)	(5,121)
Provision for income taxes	12	5	27	13

Net loss	$(2,816)	$(574)	$(9,463)	$(5,134)

Net loss per common share outstanding, including
redeemable common stock, basic	$(0.04)	$(0.01)	$(0.14)	$(0.08)
and diluted	$(0.05)	$(0.02)	$(0.16)	$(0.08)

Weighted average common shares outstanding, including
redeemable common stock, basic	66,893,364	66,867,114	66,890,929	66,860,792
and diluted	67,245,577	66,867,114	67,243,142	66,860,792

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in Thousands)

Net loss	$(2,816)	$(574)	$(9,463)	$(5,134)
Foreign currency translation adjustment	-	1	-	(23)

Comprehensive loss	$(2,816)	$(573)	$(9,463)	$(5,157)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Nine Months Ended
	January 31,
	2015	2014
Operating activities:
Net loss	$(9,463)	$(5,134)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	2,284	1,968
Depreciation expense	166	158
Change in fair value of warrant liability	(1,401)	1,202
Changes in operating assets and liabilities:
Accounts receivable	233	(2,623)
Prepaid expenses and other current assets	125	34
Restricted cash	2	28
Accounts payable	381	(266)
Accrued liabilities	(167)	94
Deferred revenue	218	981

Net cash used in operating activities	(7,622)	(3,558)

Investing activities:
Purchase of property and equipment	(84)	(164)

Net cash used in investing activities	(84)	(164)

Financing activities:
Proceeds from executive note financing	2,000	-
Capital lease payments	(5)	-
Proceeds from exercise of options	2	-

Net cash provided by financing activities	1,997	-

Exchange rate effect on cash and cash equivalents	-	(27)

Decrease in cash and cash equivalents	(5,709)	(3,749)
Cash and cash equivalents, beginning of period	5,891	9,561

Cash and cash equivalents, end of period	$182	$5,812

Non-cash investing activities:
Purchased equipment under capital lease	124	-

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

The Company has three operating subsidiaries: Champions Oncology (Israel), Limited, Champions Biotechnology U.K., Limited and Champions Oncology Singapore, PTE LTD. For the three and nine months ended January 31, 2015 and 2014, there were no material revenues earned by these subsidiaries.

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

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Earnings Per Share

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

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
Basic loss per share computation
Net loss attributable to common stockholders	$(2,816,465)	$(574,207)	$(9,462,281)	$(5,133,684)
Weighted Average common shares - basic	66,893,364	66,867,114	66,890,929	66,860,792
Basic net loss per share	$(0.04)	$(0.01)	$(0.14)	$(0.08)

Diluted loss per share computation
Net loss attributable to common stockholders	$(2,816,465)	$(574,207)	$(9,462,281)	$(5,133,684)
Less: Gain on derivative warrant liability	620,687	845,774	1,401,314	-
Loss available to common stockholders	$(3,437,152)	$(1,419,981)	$(10,863,595)	$(5,133,684)

Weighted Average common shares	66,893,364	66,867,114	66,890,929	66,860,792
Incremental shares from assumed exercise of warrants and stock options	352,213	-	352,213	-
Adjusted weighted average share - diluted	67,245,577	66,867,114	67,243,142	66,860,792

Diluted net loss per share	$(0.05)	$(0.02)	$(0.16)	$(0.08)

The following table reflects the total potential share-based instruments outstanding at January 31, 2015 and 2014 that could have an effect on the future computation of dilution per common share:

	January 31,
	2015	2014

Stock options	23,990,008	22,633,955
Warrants	3,126,667	3,276,667

Total common stock equivalents	27,116,675	25,910,622

Liquidity

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our sales of products and services, cash and cash equivalents, working capital management, and proceeds from certain private placements of our securities. As of January 31, 2015, we had negative working capital of $4.7 million and cash and cash equivalents on hand of $0.2 million.

On March 11, 2015, (the Company entered into a 2015 Securities Purchase Agreement (the "2015 Securities Purchase Agreement") with related party and non-related party investors for the sale to the investors of units, each unit consisting of one share of the Company's Common Stock, par value $0.001 per share (the "Common Stock") and a warrant to buy 0.55 shares of Common Stock at $0.48 per share (the "Warrants"), at a purchase price of $0.40 per unit, for an aggregate of $14,000,000. See Note 10 for more detail.

As of March 17, 2015, Management believes that the Company has sufficient cash on hand to continue as a going concern for at least the next 12 months.

Provision for Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements. As of January 31, 2015 and 2014, the Company provided a valuation allowance for all net deferred tax assets, as it is not more likely than not that the assets will not be recovered based on an insufficient history of earnings.

The income tax provision for the nine months ended January 31, 2015 was $27 as compared to $13 for the corresponding period in the previous year, and primarily consists of income tax obligations payable to the foreign jurisdictions.

There were no uncertain tax position identified by the Company.

Note 2. Recently Issued Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles and is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 allows for both retrospective and prospective methods of adoption and is effective for periods beginning after December 15, 2016. The Company is currently evaluating the impact that the adoption of ASU 2014-09 will have on our financial statements.

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

In August 2014, FASB issued Accounting Standards Update (“ASU”) 2014-15, “Presentation of Financial Statements — Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. This ASU requires management to evaluate, in connection with preparing financial statements for each annual and interim reporting period, whether there are conditions or events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable) and provide related disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2014-15 on its financial statements.

Note 3. Property and Equipment

Property and equipment is recorded at cost and consists of laboratory equipment, furniture and fixtures, and computer hardware and software. Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets ranging from three to seven years. Property and equipment consisted of the following (in thousands):

	January 31,	April 30,
	2015	2014
	(unaudited)
Furniture and fixtures	$70	$69
Computer equipment and software	694	655
Laboratory equipment	457	296
Leasehold improvements	2	2

Total property and equipment	1,223	1,022
Less: Accumulated depreciation	(754)	(588)

Property and equipment, net	$469	$434

Depreciation expense was $52 and $56 for the three months ended January 31, 2015 and 2014, respectively, and $166 and $158 for the nine months ended January 31, 2015 and 2014, respectively. As of January 31, 2015 and April 30, 2014, property, plant and equipment included assets held under capital lease of $124 and $0, respectively. Related depreciation expense was $6 and $0, respectively.

Capital Lease

In November 2014, the Company entered into a lease for laboratory equipment. The lease is a capital lease that has costs of approximately $149 through November 2019. The current monthly capital lease payment is approximately $3.

The following is a schedule by years of future minimum lease payments under this capital lease together with the present value of the net minimum lease payments as of January 31, 2015:

For the Years Ended April 30,	2015	$6
	2016	23
	2017	24
	2018	25
	2019	26
	2020	16

Total minimum lease payments		$120
Less: current maturity		(22)
Long-term maturity		98

The present value of minimum future obligations shown above is calculated based on interest rate of 5%.

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

Stock-based compensation in the amount of $657 and $941 was recognized for the three months ended January 31, 2015 and 2014, respectively and $2,284 and $1,968 for the nine months ended January 31, 2015 and 2014, respectively.  As of January 31, 2015, $158 of stock compensation is included within accrued liabilities line item on the balance sheet. Stock-based compensation expense was recognized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014

General and administrative	$474	$866	$1,530	$1,686
Sales and marketing	114	63	447	189
Research and development	65	4	267	19
TOS cost of sales	2	2	20	12
POS cost of sales	2	6	20	62

Total stock-based compensation expense	$657	$941	$2,284	$1,968

Stock Option Grants

Black-Scholes assumptions used to calculate the fair value of options granted during the three and nine months ended January 31, 2015 and 2014 were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,		January 31,
	2015	2014	2015	2014

Expected term in years	-	5 - 6	3 - 6	5 - 6
Risk-free interest rates	-	1.4% - 2.1%	0.79% - 1.94%	0.8% - 2.4%
Volatility	-	97% - 102%	85.8% - 102.1%	97% - 102%
Dividend yield	-	0%	0%	0%

The weighted average fair value of stock options granted during the three months ended January 31, 2015 and 2014 was nil and $0.97, respectively. The weighted average fair value of stock options granted during the nine months ended January 31, 2015 and 2014 was $0.67 and $0.96, respectively. The Company’s stock options activity for the nine months ended January 31, 2015 is as follows:

					Weighted
				Weighted	Average
		Directors		Average	Remaining	Aggregate
	Non-	and		Exercise	Contractual	Intrinsic
	Employees	Employees	Total	Price	Life (Years)	Value

Outstanding, May 1, 2014	765,000	22,586,037	23,351,037	$1.01	7.5	$985
Granted	80,000	1,013,175	1,093,175	0.72	5.9	-
Exercised	-	(3,750)	(3,750)	0.49
Forfeited	-	(101,250)	(101,250)	0.96
Expired	(150,000)	(199,204)	(349,204)	1.04

Outstanding, January 31, 2015	695,000	23,295,008	23,990,008	1.00	6.6	63

Vested and expected to vest as of January 31, 2015	695,000	23,295,008	23,990,008	1.00	6.6	63

Exercisable as of January 31, 2015	487,500	16,544,466	17,031,966	0.91	5.8	62

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

Stock Purchase Warrants

As of January 31, 2015 and April 30, 2014, the Company had warrants outstanding for the purchase of 3,276,667 shares of its common stock, all of which were exercisable. Of these warrants, 1,266,667 were issued in connection with the April 2011 Private Placement and 1,860,000 were issued in connection with the January 2013 Private Placement and are accounted for as liabilities. The remaining 150,000 warrants, with an exercise price of $1.00, were accounted for as equity instruments and expired on July 31, 2014. Activity related to these warrants, which expire at various dates through April 2016, is summarized as follows (dollars in thousands):

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, May 1, 2014	3,276,667	$0.61	2.9	$984
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	(150,000)	-	-	-

Outstanding, January 31, 2015	3,126,667	$0.60	2.3	$-

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

The Company has accounted for the warrants issued in connection with the April 2011 Private Placement and January 2013 Private Placement as a liability based on the exercise price reset provisions described above. This liability, which is recorded at fair value on the accompanying consolidated balance sheets, totaled $0.8 million at the time of the close of the January 2013 Private Placement Agreement. As of January 31, 2015 and April 30, 2014, the fair value of these warrants was $0.6 million and $2.01 million, respectively. The change in fair value of these warrants has been, and will be, recognized as other income (expense) on the Company’s consolidated statements of operations. The fair value of these warrants was calculated by the Monte Carlo simulation valuation method. Assumptions used to calculate the fair value of these warrants were as follows:

	January 31,	April 30,
	2015	2014

Expected term in years	1.2 - 3.0	1.9 - 3.7
Risk-free interest rates	0.6% - 1.05%	0.4% - 1.17%
Volatility	73% - 100%	95% - 113%
Dividend yield	0%	0%

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

The Company has granted demand registration rights in connection with the investment in common shares and the common shares underlying the warrants for both the April 2011 Private Placement and January 2013 Private Placement. These rights include the requirement of the Company to file certain registration statements within a specified time period and to have these registration statements declared effective within a specified time period. If the Company is not able to comply with these registration requirements, the Company will be required to pay cash penalties equal to 1.0% of the aggregate Purchase Price paid by the investors for each 30-day period in which a Registration Default, as defined in the Securities Purchase Agreement, exists. These penalties are subject to a 10% limit of the aggregate Purchase Price paid by the investors. The Company may become subject to these penalty provisions if it fails to have a registration statement for the common shares declared effective, or to maintain the effectiveness of such registration statement. The total amount of potential penalties under this registration payment arrangement ranges from $50 to $130 for each 30-day period in which a registration default exists; however, as of January 31, 2015 and April 30, 2014, and through the date of this filing, the Company does not believe these penalties to be probable and accordingly, has not established an accrual for such registration payment arrangements.

Note 5. Related Party Transactions

Related party transactions include transactions between the Company and its shareholders, management, or affiliates.  The following transactions were in the normal course of operations and were measured and recorded at the exchange amount, which is the amount of consideration established and agreed to by the parties.

Consulting Services

During the nine months ended January 31, 2015 and 2014, the Company paid a member of its Board of Directors $75 and $115, respectively, for consulting services unrelated to his duties as a board member. All of the amounts paid to this related party have been recognized and expensed in the period the services were performed.

Notes Payable

On December 1, 2014, the Company entered into note purchase agreements with and issued convertible promissory notes in the principal amount of $1 million each to Joel Ackerman, the Company’s Chief Executive Officer, and Dr. Ronnie Morris, the Company’s President, to finance the operations of the Company. The transaction was approved by the Company’s audit committee.

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

On February 28, 2015, the Company entered into amendments to the convertible promissory notes issued on December 1, 2014. The amendments extended the maturity dates of the convertible promissory notes to April 1, 2015. The amendments were approved by the Company’s audit committee.

On May 11, 2015, the convertible promissory notes were converted into equity as part of the 2015 Securities Purchase Agreement. See Note 10 for further details.

Note 6. Commitments and Contingencies

Operating Leases

As of January 31, 2015, we lease the following facilities under non-cancelable operating lease agreements:

•	One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in November 2016. The Company recognized $64 and $53 of rental costs relative to this lease for the nine months ended January 31, 2015 and 2014, respectively.

•	855 North Wolfe Street, Suite 619, Baltimore, Maryland 21205, which consists of laboratories and office space where the Company conducts operations related to its primary service offerings. This lease expires June 2016. The Company recognized $65 and $64 of rental costs relative to this lease for nine months ended January 31, 2015 and 2014, respectively.

•	17 Hatidhar Street, Ra’anana, Israel, which served as office headquarters for Champions Oncology, Israel. This lease expired in July 2013 and was not renewed. The Company recognized nil and $6 of rental costs relative to this lease for the nine months ended January 31, 2015 and 2014, respectively.

•

57 Mohamed Sultan Road, Singapore, which serves as office headquarters for Champions Oncology, Singapore. The lease expired in January 2015. The Company has not renewed this lease. We incurred $4 of rental expense for both the nine months ended January 31, 2015 and 2014, respectively.

•	450 East 29th Street, New York, New York, 10016, which is a laboratory at which we implant tumors. We incurred $35 of rental expense for the nine months ended January 31, 2015. The lease began in March 2014. The lease expires in September 2015 and can be renewed by the Company for subsequent one year terms.

Legal Matters

The Company is not currently party to any legal matters to its knowledge. The Company is not aware of any other matters that would have a material impact on the Company’s financial position or results of operations.

Registration Payment Arrangements

The Company has entered into an Amended and Restated Registration Rights Agreement in connection with the April 2011 Private Placement and January 2013 Private Placement and is discussed more fully in Note 4. This Amended and Restated Registration Rights Agreement contains provisions that may call for the Company to pay penalties in certain circumstances. This registration payment arrangement primarily relates to the Company’s ability to file a registration statement within a particular time period, have a registration statement declared effective within a particular time period and to maintain the effectiveness of the registration statement for a particular time period. The Company does not believe it is probable that penalty payments will be made for the Amended and Restated Registration Rights Agreement discussed in Note 4 and, accordingly, has not accrued for such potential penalties as of January 31, 2015 and April 30, 2014.

Note 7. Teva Agreement

On July 30, 2013, the Company entered into an agreement with Teva Pharmaceutical Industries Ltd., pursuant to which the Company agreed to conduct TumorGraft studies on multiple proprietary chemical compounds provided by Teva to determine the activity or response of these compounds in potential clinical indications. Under the agreement, Teva agreed to pay an upfront payment and, under certain conditions, pay the Company various amounts upon achieving certain milestones, based on the performance of the compounds in preclinical testing and dependent upon testing the compound in clinical settings and obtaining FDA approval. In addition, Teva agreed to pay the Company royalties on any commercialized products developed under the agreement. This agreement terminated a prior collaborative agreement between Cephalon, Inc. a wholly-owned subsidiary of Teva, and the Company. Revenue recognized related to this agreement for the three months ended January 31, 2015 and 2014, was $94 and nil, respectively. Revenue recognized related to this agreement for the nine months ended January 31, 2015 and 2014, was $574 and $194, respectively.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has one liability measured at fair value on a recurring basis, which are warrants that were issued in connection with private placements of the Company’s securities that are discussed more fully in Note 4. As of January 31, 2015 and April 30, 2014, these warrants had an estimated fair value of $0.6 million and $2.01 million, respectively, which was calculated by the Monte Carlo simulation valuation method using level three inputs. The Company has no assets that are measured at fair value on a recurring basis and there were no assets or liabilities measured at fair value on a non-recurring basis during the nine months ended January 31, 2015 and 2014.

The following table presents information about our warrants liability, which was our only financial instrument measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of January 31, 2015 and April 30, 2014 (in thousands):

Balance, May 1, 2014	$(2,011)
Transfers to (from) Level 3	-
Total (gains) losses included in earnings	1,401
Purchases, issuances and settlements, net	-

Balance, January 31, 2015	$(610)

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

Three Months Ended January 31, 2015	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$453	$1,376	$-	$1,829
Direct cost of services	(672)	(1,300)	-	(1,972)
Sales and marketing costs	(366)	(613)	-	(979)
Other operating expenses	-	(1,028)	(612)	(1,640)
Stock- based compensation expense (1)	-	-	(657)	(657)

Segment profit (loss)	$(585)	$(1,565)	$(1,269)	$(3,419)

Three Months Ended January 31, 2014	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$590	$3,100	$-	$3,690
Direct cost of services	(608)	(1,007)	-	(1,615)
Sales and marketing costs	(405)	(352)	-	(757)
Other operating expenses	-	(531)	(1,254)	(1,785)
Stock- based compensation expense (1)	-	-	(941)	(941)

Segment profit (loss)	$(423)	$1,210	$(2,195)	$(1,408)

Nine Months Ended January 31, 2015	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$1,245	$4,377	$-	$5,622
Direct cost of services	(2,171)	(3,205)	-	(5,376)
Sales and marketing costs	(1,243)	(1,650)	-	(2,893)
Other operating expenses	-	(3,490)	(2,413)	(5,903)
Stock- based compensation expense (1)	-	-	(2,284)	(2,284)

Segment profit (loss)	$(2,169)	$(3,968)	$(4,697)	$(10,834)

Nine Months Ended January 31, 2014	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$1,834	$7,258	$-	$9,092
Direct cost of services	(2,078)	(2,572)	-	(4,650)
Sales and marketing costs	(1,159)	(812)	-	(1,971)
Other operating expenses	-	(1,595)	(2,790)	(4,385)
Stock- based compensation expense (1)	-	-	(1,968)	(1,968)

Segment profit (loss)	$(1,403)	$2,279	$(4,758)	$(3,882)

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

Note 10. Subsequent Events

On February 28, 2015, the Company entered into amendments to the convertible promissory notes issued on December 1, 2014. The amendments extended the maturity dates of the convertible promissory notes to April 1, 2015 (see Note 5).

On March 11, 2015, the Company entered into a 2015 Securities Purchase Agreement (the "2015 Securities Purchase Agreement") with Battery Ventures IX, L.P. and Battery Investment Partners IX, LLC (collectively, "Battery"), New Enterprise Associates 14, Limited Partnership ("NEA"), Joel Ackerman, Chief Executive Officer and a director of the Company ("Ackerman"), Dr. Ronnie Morris, President and a director of the Company ("Morris"), Daniel Mendelson, a director of the Company ("Mendelson") and certain other investors (collectively with Battery, NEA, Ackerman, Morris and Mendelson, the "Investors"), for the sale to the Investors of units, each unit consisting of one share of the Company's Common Stock, par value $0.001 per share (the "Common Stock") and a warrant to buy 0.55 shares of Common Stock at $0.48 per share (the "Warrants"), at a purchase price of $0.40 per unit, for an aggregate of $14,000,000. The Warrants expire five years after the closing date. Ackerman and Morris converted convertible promissory notes dated December 1, 2014 in the principal amounts of $1 million each, plus accrued interest, into the units at a 5% discount, pursuant to the terms of the convertible promissory notes.

The Investors have the right to require the Company to repurchase the purchased shares (the "Put Option") for cash for $0.40 per share upon a change of control or sale or exclusive license of substantially all of the Company's assets only if approved by the Company's board of directors. The Put Option will terminate upon the achievement of certain financial and other milestones.

The Investors have certain participation rights with respect to future financings of the Company. The Company covenanted to register the resale of the shares of Common Stock to be issued to the Investors and the shares of Common Stock issuable upon exercise of the Warrants pursuant to a 2015 Amended and Restated Registration Rights Agreement, to pay certain liquidated damages if the Company fails to file such registration statement by a certain deadline, and to have it declared effective by a certain deadline or keep it effective for a certain period of time.

The issuance of the shares of Common Stock resulted in the Company issuing an additional 1,865,853 shares of Common Stock to investors who purchased shares of Common Stock pursuant to a Securities Purchase Agreement dated as of March 24, 2011 (the "2011 Securities Purchase Agreement") due to contractual antidilution provisions in that 2011 Securities Purchase Agreement. The Company also amended and restated the 2011 Securities Purchase Agreement to eliminate these antidilution provisions going forward, and conform aspects of the put option in that 2011 Securities Purchase Agreement to terms of the Put Option in the 2015 Securities Purchase Agreement. The Company also issued an additional 1,583,335 warrants to its investors under the 2011 Warrant Agreements under the Securities Purchase Agreement and had its investors agree on certain amendments of the warrants to eliminate the antidilution rights for future transactions, by extending the term of the warrants  by one year, and revising the exercise price to $0.40.

The Company and its investors have  amended and restated its Securities Purchase Agreement dated January 28, 2013 (the "2013 Securities Purchase Agreement") to conform aspects of the put option in that 2013 Securities Purchase Agreement to the Put Option in the 2015 Securities Purchase Agreement. The Company issued an additional 1,209,001 warrants to investors under the 2013 Warrant Agreements under the Securities Purchase Agreement and had its investors agree on certain amendments of these warrants issued in connection with the 2013 Securities Purchase Agreement to eliminate the antidilution rights for future transactions, by extending the term of the warrant  by one year, revising the exercise price to $0.40.

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

Operating Results

The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Three Months Ended January 31,
		% of		% of	%
	2015	Revenue	2014	Revenue	Change
Operating revenue:
Personalized oncology solutions	$453	24.8%	$590	16.0%	(23.2)%
Translational oncology solutions	1,376	75.2	3,100	84.0	(55.6)

Total operating revenue	1,829	100.0	3,690	100.0	(50.4)

Costs and operating expenses:
Cost of personalized oncology solutions	674	36.9	614	16.6	9.8
Cost of translational oncology solutions	1,301	71.1	1,008	27.3	29.1
Research and development	1,093	59.8	535	14.5	104.3
Sales and marketing	1,094	59.8	821	22.2	33.3
General and administrative	1,086	59.4	2,120	57.5	(48.8)

Total costs and operating expenses	5,248	286.9	5,098	138.2	2.9

Operating loss	$(3,419)	(186.9)%	$(1,408)	(38.2)%	142.8

	For the Nine Months Ended January 31,
		% of		% of	%
	2015	Revenue	2014	Revenue	Change
Operating revenue:
Personalized oncology solutions	$1,245	22.1%	$1,834	20.2%	(32.1)%
Translational oncology solutions	4,377	77.9	7,258	79.8	(39.7)

Total operating revenue	5,622	100.0	9,092	100.0	(38.2)

Costs and operating expenses:
Cost of personalized oncology solutions	2,190	39.0	2,139	23.5	2.4
Cost of translational oncology solutions	3,225	57.4	2,585	28.4	24.8
Research and development	3,757	66.8	1,614	17.8	132.8
Sales and marketing	3,340	59.4	2,160	23.8	54.6
General and administrative	3,944	70.2	4,476	49.3	(11.9)

Total costs and operating expenses	16,456	292.7	12,974	142.7	26.8

Operating loss	$(10,834)	(192.7)%	(3,882)	(42.7)%	179.1

Operating Revenues

Operating revenues were $1.8 million and $3.7 million for the three months ended January 31, 2015 and 2014, respectively, a decrease of $1.9 million or (50.4)%. Operating revenues were $5.6 million and $9.1 million for the nine months ended January 31, 2015 and 2014, respectively, a decrease of $3.5 million or (38.2)%.

POS revenues were $0.5 million and $0.6 million for the three months ended January 31, 2015 and 2014, respectively, a decrease of $0.1 million, or (23.2%). Core revenue from its TumorGraft platform decreased $20,000 or (5%). This decrease is due to a 26% decline in implant revenue resulting from a 26% decline in commercial implant volume. The decline in implant revenue was offset by a 3% increase in panel revenue. Non-core revenue decreased $116,000 or (63%). POS revenues were $1.2 million and $1.8 million for the nine months ended January 31, 2015 and 2014, respectively, a decrease of $0.6 million, or (32.1%).

TOS revenues were $1.4 million and $3.1 million for the three months ended January 31, 2015 and 2014, respectively, a decrease of $1.7 million, or (55.6%). The decline is largely due to a $1.9 million licensing agreement signed in the third quarter of 2014 and immediate revenue recognition of $1.4 million.

TOS revenues were $4.4 million and $7.3 million for the nine months ended January 31, 2015 and 2014, respectively, a decrease of $2.9 million, or (39.7%).

Cost of Personalized Oncology Solutions

Cost of POS for the three months ended January 31, 2015 and 2014 was $0.67 million and $0.61 million, respectively, an increase of $0.06 million, or 9.8%. Cost of POS for the nine months ended January 31, 2015 and 2014 was $2.2 million and $2.1 million, respectively, an increase of $0.1 million, or 2.4%. For the three months ended January 31, 2015 and 2014, gross margins for POS were (48.8%) and (4.1%), respectively. The decline in gross margin is attributed to the decline in POS revenue and a large fixed cost component to the cost of sales. For the nine months ended January 31, 2015 and 2014, gross margins for POS were (75.9%) and (16.6%), respectively.

Cost of Translational Oncology Solutions

Cost of TOS for the three months ended January 31, 2015 and 2014 was $1.3 million and $1.0 million, respectively, an increase of $0.3 million, or 29.1%. Cost of TOS for the nine months ended January 31, 2015 and 2014 was $3.2 million and $2.6 million, respectively, an increase of $0.6 million, or 24.8%. For the three months ended January 31, 2015 and 2014, gross margins for TOS were 5.5% and 67.5%, respectively. Gross margin was below usual levels because of an increase in new TOS studies whose revenues will be recognized upon study completion.

For the nine months ended January 31, 2015 and 2014, gross margins for TOS were 26.3% and 64.4%, respectively.

Research and Development

Research and development expenses for the three months ended January 31, 2015 and 2014 was $1.1 million and $0.5 million, respectively, an increase of $0.6 million, or 104.3%. This increase reflects the Company’s commitment to continued investment in expanding and genomic characterizing our TumorBank. Research and development expenses for the nine months ended January 31, 2015 and 2014 was $3.8 million and $1.6 million, respectively, an increase of $2.2 million, or 132.8%.

Sales and Marketing

Sales and marketing expenses for the three months ended January 31, 2015 and 2014 were $1.1 million and $0.8 million, respectively, an increase of $0.3 million, or 33%. Sales and marketing expenses for the nine months ended January 31, 2015 and 2014 were $3.3 million and $2.2 million, respectively, an increase of $1.1 million, or 54.5%. The increase is due to the expansion of our TOS business development team.

General and Administrative

General and administrative expenses for the three months ended January 31, 2015 and 2014 were $1.1 million and $2.1 million, respectively, a decrease of $1.0 million, or (48.9%). The decline is due to the implementation of cost saving measures to reduce the Company’s cash burn. Additionally, a one-time charge in stock based compensation expense was taken in the third quarter of 2014. General and administrative expenses for the nine months ended January 31, 2015 and 2014 were $3.9 million and $4.5 million, respectively, a decrease of $0.6 million, or (12%).

Other Income (Expense)

Other income (expense) for the three months ended January 31, 2015 and 2014 was $0.6 million and $0.8 million, a decrease in income of $0.2 million.  Other income (expense) for the nine months ended January 31, 2015 and 2014 was $1.3 million and ($1.2) million, a decrease in expense of $2.5 million. During the three months ended January 31, 2015 and 2014, the Company recognized income of $0.6 million and $0.8 million for the change in fair value of warrants that are accounted for as liabilities and are described further below and in Note 8 to our unaudited condensed consolidated financial statements. The Company will continue to adjust the warrant liability for changes in fair value until the earlier of the exercise of the warrants, or expiration of the warrants. This change in fair value of warrant liability was a result of revaluing the warrant liability based on the Monte Carlo simulation valuation model, impacted primarily by the quoted price of the Company's common stock. The revaluation of the warrant liability has no impact on our cash balances.

Inflation

Inflation does not have a meaningful impact on the results of our operations.

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our sales of products and services, cash and cash equivalents, working capital management, and proceeds from certain private placements of our securities. As of January 31, 2015, we had negative working capital of $4.7 million and cash and cash equivalents on hand of $0.2 million.

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our sales of products and services, cash and cash equivalents, working capital management, and proceeds from certain private placements of our securities. As of January 31, 2015, we had negative working capital of $4.7 million and cash and cash equivalents on hand of $0.2 million.

On March 11, 2015, (the Company entered into a 2015 Securities Purchase Agreement (the "2015 Securities Purchase Agreement") with related party and non-related party investors for the sale to the investors of units, each unit consisting of one share of the Company's Common Stock, par value $0.001 per share (the "Common Stock") and a warrant to buy 0.55 shares of Common Stock at $0.48 per share (the "Warrants"), at a purchase price of $0.40 per unit, for an aggregate of $14,000,000. See Note 10 for more detail.

As of March 17, 2015, Management believes that the Company has sufficient cash on hand to continue as a going concern for at least the next 12 months.

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash used in operating activities was $7.6 million and $2.5 million for the nine months ended January 31, 2015 and 2014, respectively, an increase of $5.1 million. These cash flows primarily relate to investment in new senior management personnel, TumorBank development to promote business expansion, stock compensation and gain on fair value of warrants.

Cash Flows from Investing Activities

Net cash used in investing activities was $83 and $76 for the nine months ended January 31, 2015 and 2014, respectively.  These cash flows primarily relate to the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $2 million and $9,000 for the nine months ended January 31, 2015 and 2014, respectively.  These cash flows primarily relate to the proceeds of note financing.

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

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Exhibit
31.1	8650 Section 302 Certification of Chief Executive Officer
31.2	8650 Section 302 Certification of Vice President, Finance
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended January 31, 2015 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, January 31, 2015 and April 30, 2014, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended January 31, 2015 and 2013, (iii) Consolidated Statements of Cash Flows for the nine months ended January 31, 2015 and 2014, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPIONS ONCOLOGY, INC. (Registrant)

Date: March 17, 2015	By:	/s/ Joel Ackerman
Joel Ackerman
Chief Executive Officer (principal executive officer)

	By:	/s/ David Miller
David Miller
Vice President, Finance (principal financial officer)

