Form 10-K
period 2015-04-30
CHAMPIONS ONCOLOGY, INC.
filed 2015-07-29
CIK 771856

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 31, 2014 was $30 million based on the closing price of the Registrant’s Common Shares as quoted on the OTCBB as of that date.

The number of Common Shares of the Registrant outstanding as of July 15, 2015 was 104,425,102.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part II and Part III of this Form 10-K.

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

PART I

Item 1. Business

Overview

Champions Oncology, Inc. is engaged in the development and sale of advanced technology solutions and products to personalize the development and use of oncology drugs.  The Company’s TumorGraft Technology Platform is a novel approach to personalizing cancer care, based upon the implantation of human tumors in immune-deficient mice.  The Company uses this technology, in conjunction with related services, to offer solutions for two customer groups:

•	Our Personalized Oncology Solutions, or “POS”, business, which provides services to physicians and patients looking for information to help guide the development of personalized treatment plans.
•	Our Translational Oncology Solutions, or “TOS”, business, which provides services to pharmaceutical and biotechnology companies seeking personalized approaches to drug development that will lower costs and increase the speed of developing new drugs, as well as increase the adoption of existing drugs.

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

Personalized Oncology Solutions Business

Our POS business offers physicians and patients information to help guide the development of personalized treatment plans.  Our core products, TumorGraft implants and drug panels, previously known as studies, utilize TumorGraft technology to empirically test the response of a patient’s tumor to multiple oncology drugs or drug combinations.  The response of the tumors in the mice is tracked over time and analyzed to determine which drug or drug combination is providing the highest level of tumor growth inhibition in the mice.  Our data, which is currently limited in nature, indicates that there may be a correlation between the response to drugs of a tumor in a mouse with the response to drugs of a tumor in a patient.

In addition to our core TumorGraft POS products, we  offer non-core related POS products to our customers, including personalized tumor boards, previously known as tumor panels, and gene sequencing.  Personalized tumor boards are designed to provide access to oncologists with expertise in particular tumor types.   We also provide access to gene sequencing that analyzes the genetic makeup of patient’s tumor for the purpose of identifying potentially useful drugs. We will continue to offer related personal oncology products to our customers; however, we expect future POS revenues to be driven by our core products.

We rely on the internet, word of mouth, and a small sales force to market these services to patients and physicians.

For the year ended April 30, 2015, our revenues from POS totaled $1.7 million, a decrease of 26.5% from the previous year.

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

For the year ended April 30, 2015, our revenues from TOS products totaled $7.2 million, a decrease of 22.5% from the previous year.

Recent Developments

On December 1, 2014, the Company entered into note purchase agreements with and issued convertible promissory notes in the principal amount of $1 million each to Joel Ackerman, the Company’s Chief Executive Officer, and Dr. Ronnie Morris, the Company’s President, to finance the operations of the Company. The transaction was approved by the Company’s audit committee.

The notes bore interest at 12% per annum and had an initial term of 90 days. The notes, including any accrued but unpaid interest, were convertible at the option of each noteholder: (a) upon the closing of any equity financing that occurred during the term of the notes, into the securities offered in the financing to other investors at a 5% discount to the price per share paid by other investors in the financing; and (b) upon the maturity date of the notes, into the Company’s common stock at the volume weighted average closing price of the common stock for the five trading days prior to such conversion.

On February 28, 2015, the Company entered into amendments to the convertible promissory notes issued on December 1, 2014. The amendments extended the maturity dates of the convertible promissory notes to April 1, 2015. The amendments were approved by the Company’s audit committee.

On March 11, 2015, the convertible promissory notes and all accrued interest were converted into equity as part of the 2015 Securities Purchase Agreement.

On March 11, 2015, the Company entered into a Securities Purchase Agreement (the "2015 Securities Purchase Agreement") with Battery Ventures IX, L.P. and Battery Investment Partners IX, LLC (collectively, "Battery"), New Enterprise Associates 14, Limited Partnership ("NEA"), Joel Ackerman, Chief Executive Officer and a director of the Company ("Ackerman"), Dr. Ronnie Morris, President and a director of the Company ("Morris"), Daniel Mendelson, a director of the Company ("Mendelson") and certain other investors (collectively with Battery, NEA, Ackerman, Morris and Mendelson, the "Investors"), for the sale to the Investors of 35,271,053 units, each unit consisting of one share of the Company's Common Stock, par value $0.001 per share (the "Common Stock") and a warrant to buy 0.55 shares of Common Stock at $0.48 per share (the "Warrants"), at a purchase price of $0.40 per unit, for an aggregate of $14,000,000. The Warrants expire five years after the closing date. Ackerman and Morris converted convertible promissory notes dated December 1, 2014 in the principal amounts of $1 million each, plus accrued interest, into the units at a 5% discount, pursuant to the terms of the convertible promissory notes.

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

The issuance of the shares of Common Stock resulted in the Company issuing an additional 2,264,450 shares of Common Stock to investors who purchased shares of Common Stock pursuant to a Securities Purchase Agreement dated as of March 24, 2011 (the "2011 Securities Purchase Agreement") due to contractual antidilution provisions in the 2011 Securities Purchase Agreement. The Company also amended and restated the 2011 Securities Purchase Agreement to eliminate these antidilution provisions going forward, and conform aspects of the put option in that 2011 Securities Purchase Agreement to terms of the Put Option in the 2015 Securities Purchase Agreement. The Company also issued an additional 1,583,335 warrants to its investors under the 2011 Warrant Agreements under the Securities Purchase Agreement and had its investors agree on certain amendments of the warrants to eliminate the antidilution rights for future transactions, by extending the term of the warrants  by one year, and revising the exercise price to $0.40 (See Note 7 for further discussion).

The Company and its investors have  amended and restated its Securities Purchase Agreement dated January 28, 2013 (the "2013 Securities Purchase Agreement") to conform aspects of the put option in the 2013 Securities Purchase Agreement to the Put Option in the 2015 Securities Purchase Agreement. The Company issued an additional 1,209,001 warrants to investors under the 2013 Warrant Agreements under the Securities Purchase Agreement and had its investors agree on certain amendments of these warrants issued in connection with the 2013 Securities Purchase Agreement to eliminate the antidilution rights for future transactions, by extending the term of the warrant  by one year, revising the exercise price to $0.40 (See Note 7 for further discussion).

On March 16, 2015, the Company and certain members of its senior management team agreed to exchange existing options to purchase shares of the Company's common stock with new options. The new options have the same values as the existing options in that they are exercisable for fewer shares but at a lower exercise price, and have the same vesting schedules and the same termination expiration dates as the existing options. The Company used the Black Scholes valuation method to determine if the modification created additional stock option expense. Due to the modification the Company had an additional stock option modification expense for the current period of $213,951 and future additional stock option modification expense of $386,578. All additional expense will be recorded as stock option expense and be included within Note 6. The members of the senior management team whose options were exchanged include Joel Ackerman, the Company's Chief Executive Officer and a member of its Board of Directors, Ronnie Morris, the Company's President and a member of its Board of Directors, James McGorry, the Company's Executive Vice President and General Manager, Translational Oncology Solutions and David Miller, the Company's Vice President, Finance. As a result of the option exchange, an aggregate of 19,872,875 existing options with exercise prices ranging from $0.47 to $1.33 per share were exchanged for an aggregate of 17,617,929 new options with exercise prices of $0.41 per share.

Also on March 16, 2015, the Company and each of Mr. Ackerman and Dr. Morris agreed to amend their employment agreements with the Company. Their current employment agreements provide that, for the year from November 1, 2014 to October 31, 2015, Mr. Ackerman and Dr. Morris's salaries would be paid half in cash and half in options to purchase shares of common stock. To conserve the Company's cash, Mr. Ackerman and Dr. Morris have agreed to accept all of their compensation in options, and none of it in cash for such year. Mr. Ackerman received 1,155,400 options and Dr. Morris received 1,084,298 options. These options were granted on March 16, 2015 and vest over a one year period starting from November 1, 2014 which is concurrent with their employment contract.

On April 24, 2015, the Company filed an amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, which increased the total number of shares of common stock the Company is authorized to issue to 200,000,000 from 125,000,000.

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

Research and Development

For the years ended April 30, 2015 and 2014, we spent approximately $4.8 million and $2.3 million, respectively, to develop our TumorGraft Technology Platform. We continue to expand our TumorBank through the acquisition of tumor tissue and implanted models from the POS business. In addition, we expect to grow our tumor bank through research collaborations and relationships with hospitals and academic institutions. Our research and development efforts were focused on increasing our understanding of our TumorGraft models, their clinical predictability, improving growth and tumor take rates, and other biological and molecular characteristics of the models.

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

Employees

As of April 30, 2015, we had 71 full-time equivalent employees “FTEs”, including 26 with doctoral or other advanced degrees.  Of our workforce, 51 FTEs are engaged in research and development and laboratory operations, 13 FTEs are engaged in sales and marketing, and 7 FTEs are engaged in finance and administration.  None of our employees are represented by a labor union or covered by collective bargaining agreements.  We have never experienced a work stoppage and believe our relationship with our employees is good.

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

For the years ended April 30, 2015 and 2014, the Company had a net loss of approximately $13.1 million and $7.4 million, respectively.  As of April 30, 2015, the Company has an accumulated deficit of approximately $52 million.

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

We may not be able to successfully maintain or increase our POS products on a profitable basis. Our gross margin for this service has fluctuated significantly, and was negative 21% for 2014 and negative 64% for 2015.

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

We may incur greater costs than anticipated, which could result in sustained losses.

We use reasonable efforts to assess and predict the expenses necessary to pursue our business strategies. However, implementing our business strategies may require more employees, capital equipment, supplies or other expenditure items than management has predicted. Similarly, the cost of compensating additional management, employees and consultants or other operating costs may be more than we estimate, which could result in ongoing and sustained losses.

We may not be able to implement our business strategies which could impair our ability to continue operations.

Implementation of our business strategies will depend in large part on our ability to (i) attract and maintain a significant number of customers; (ii) effectively provide acceptable services to our customers; (iii) develop and license new products and technologies; (iv)  maintain appropriate internal procedures, policies, and systems; (v) hire, train, and retain skilled employees and management; (vi) continue to operate despite increasing competition in our industry; and (vii) establish, develop and maintain our name recognition. Our inability to obtain or maintain any or all these factors could impair our ability to implement our business strategies successfully, which could have material adverse effects on our results of operations and financial condition.

Our business could be adversely impacted by changes in FDA’s regulatory oversight of laboratory-developed tests such as our POS services that are currently under consideration or by other changes in the regulatory requirements applicable to our POS services imposed by the FDA or regulatory authorities in other countries in which our services are provided.

The FDA has claimed regulatory authority over all laboratory-developed tests, or LDTs, such as our POS services, but has generally not exercised its regulatory authority for most LDTs performed by CLIA-certified laboratories such as our facilities. The FDA has announced several regulatory and guidance initiatives that may impact our business, including by increasing FDA’s regulation of LDTs.

On July 31, 2014 the FDA notified Congress of the FDA’s intent to issue a draft oversight framework for LDTs based on risk to patients rather than whether they were made by a conventional manufacturer or a single laboratory. This draft oversight framework includes pre-market review for higher-risk LDTs, like those used to guide treatment decisions, including the many companion diagnostics that have entered the market as LDTs. In addition, under the draft framework, the FDA would continue to exercise enforcement discretion for low-risk LDTs and LDTs for rare diseases, among others. The framework would be phased in over many years. If this framework is implemented, these initiatives may lead to an increased regulatory burden on our Company, which may result in a requirement for FDA review and clearance or approval of our POS services. Any increased regulatory burdens would probably result in an increase in the cost of our POS services and could keep us from selling POS services until such time as any required FDA clearance or approval is obtained. If our POS services become subject to FDA’s approval and oversight as medical devices, the additional regulatory burdens may be significant, and may require the addition of experienced medical device quality, regulatory and compliance personnel to assume these burdens. Any POS services that we provide in other countries may be similarly subject to regulation by foreign regulatory agencies, which would also increase our costs. These matters could hurt our business and our financial results.

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

We currently utilize three laboratories in Baltimore, Maryland, Gaithersburg, Maryland and New York, New York to perform the work of our tumor studies and develop and bank our TumorGraft Technology Platform models. The lab in Baltimore is where a majority of the work is performed. If this facility were to be significantly damaged or destroyed, we could suffer a loss of our ongoing and future drug studies, as well as our TumorGraft bank. In addition, we lease the space for this laboratory from a third party. If we had a dispute with our landlord or otherwise could not utilize this space, it would take time to find and move to a new facility, which could negatively affect our results of operations. Finally, our TumorGraft operations depend on having a colony of live mice available. If this population experienced a health crisis, such as a virus, that would affect the success of both current POS and TOS business and future business as we would have to rebuild the population and repeat current TumorGrafts.

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

Our success, currently, is dependent upon the efforts of several full-time key employees, the loss of the services of one or more of which would have a material adverse effect on our business and financial condition. We intend to continue to develop our management team and attract and retain qualified personnel in all functional areas to expand and grow our business. This may be difficult in the healthcare industry where competition for skilled personnel is intense.

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

We may issue additional shares of common stock, which will reduce shareholders’ percentage ownership and may dilute per share value. Our Certificate of Incorporation authorizes the issuance of 200,000,000 shares of common stock. As of July 15, 2015, we had 107,561,338 shares of common stock issued and 104,425,102 shares outstanding. The future issuance of all or part of the remaining authorized common stock would result in substantial dilution in the percentage of the common stock held by existing shareholders. The issuance of common stock for future services, acquisitions, or other corporate actions may have the effect of diluting the value of the shares held by existing shareholders, and might have an adverse effect on any market for our common stock.

Although we are not currently pursuing additional financing, to the extent that we raise additional funds by issuing equity securities or convertible debt securities, our stockholders may experience significant dilution. Sale of additional equity and/or convertible debt securities at prices below certain levels will trigger anti-dilution provisions with respect to certain securities we have previously sold. If additional funds are raised through a credit facility or the issuance of debt securities or preferred stock, lenders under the credit facility or holders of these debt securities or preferred stock would likely have rights that are senior to the rights of holders of our common stock, and any credit facility or additional securities could contain covenants that would restrict our operation.

Potential future sales or issuances of our common stock to raise capital, or the perception that such sales could occur, could cause dilution to our current stockholders and the price of our common stock to fall.

We have historically supported our operations through the issuance of equity and expect to continue to do so in the future. Although we may not be successful in obtaining financing through equity sales on terms that are favorable to us, if at all, any such sales that do occur could result in substantial dilution to the interests of existing holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock or other equity securities to any new investors, or the anticipation of such sales, could cause the trading price of our common stock to fall.

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

As of July 15, 2015, there were 49,366,102 warrants and options outstanding of which 42,429,162 were vested to purchase shares of our common stock. The exercise of a substantial number of these outstanding warrants and options could adversely affect our share price and dilute current shareholders.

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

Certain provisions of our certificate of incorporation and bylaws, applicable provisions of Delaware corporate law, and our contractual agreements could make it difficult for or prevent a third party from acquiring control of us or changing our Board of Directors and management. These provisions include:

•	requirements that our stockholders comply with advance notice procedures in order to nominate candidates for election to our Board of Directors or to place stockholders’ proposals on the agenda for consideration at meetings of stockholders; and
•	in connection with private placements of our stock in 2011, 2013 and 2015, we covenanted that we would not merge or consolidate with another company unless either the transaction and the trading volume of our stock met certain thresholds and qualifications or we obtained the consent of certain of the investors who purchased our stock in those private placements.

Insiders own a significant amount of the outstanding common stock.

Insiders own a significant amount of our outstanding common stock which could discourage takeover attempts. Our directors, affiliates and executive officers collectively beneficially own approximately 77% of our outstanding stock as of June 30, 2015.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease the following facilities under non-cancelable operating lease agreements:

•	One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters and consists of approximately 3,800 square feet of office space. The lease expires in November 2016. The Company recognized $85,000 and $75,000 of rental costs relative to this lease for fiscal 2015 and 2014, respectively.

•	855 North Wolfe Street, Suite 619, Baltimore, Maryland 21205, which consists of laboratories and office space where the Company conducts operations related to its primary service offerings. This lease expires in June 2016. The Company recognized $86,000 and $85,000 of rental costs relative to this lease for fiscal 2015 and 2014, respectively.

•	17 Hatidhar Street, Ra’anana, Israel, which serves as office headquarters for Champions Oncology, Israel. The Company recognized nil and $6,000 of rental costs relative to this lease for fiscal 2015 and 2014, respectively. This lease expired in July 2013 and was not renewed. Following the expiration of this lease, the Company utilizes office space on a limited basis from one of its stockholders. The fair value of rental costs associated with the new office space is immaterial.

•	57 Mohamed Sultan Road, Singapore, which serves as office headquarters for Champions Oncology, Singapore. The lease expired in January 2015. The Company has not renewed this lease. The Company recognized $4,000 and $5,000 of rental costs relative to this lease for fiscal 2015 and 2014, respectively.

•	450 East 29th Street, New York, New York, 10016, which is a laboratory at which we implant tumors. This lease expires in September 2015 and can be renewed by the Company for subsequent one year terms. The Company recognized $47,000 and $4,000 of rental costs relative to this lease for fiscal 2015 and 2014, respectively.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Principal Market or Markets

The following information sets forth the high and low quotation prices for our common stock for each quarter within the last two fiscal years.  Our common stock (symbol CSBR) is traded over-the-counter and quoted on the electronic Bulletin Board maintained by the National Association of Securities Dealers.  The quotations represent prices between dealers and do not reflect the retailer markups, markdowns or commissions, and may not represent actual transactions.  Our securities are presently classified as “penny stocks” as defined by existing securities laws.  This classification places significant restrictions upon broker-dealers desiring to make a market in such securities.  High and low closing prices for our common stock for the last two fiscal years were:

	High	Low
Fiscal Year Ended April 30, 2015:
First quarter	$1.05	$0.88
Second quarter	0.90	0.42
Third quarter	0.71	0.26
Fourth quarter	0.84	0.20

	High	Low
Fiscal Year Ended April 30, 2014:
First quarter	$1.19	$0.43
Second quarter	1.99	1.08
Third quarter	1.65	0.80
Fourth quarter	1.20	0.80

Approximate Number of Holders of Common Stock

As of July 15, 2015, there were approximately 2,160 record holders of the Company’s common stock.

Dividends

Holders of our common stock and redeemable common stock are entitled to receive such dividends as may be declared by our Board of Directors.  No dividends have been declared or paid with respect to our common stock and redeemable common stock and no dividends are anticipated to be paid in the foreseeable future.  Any future decisions as to the payment of dividends will be at the discretion of our Board of Directors, subject to applicable law.

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

Overview and Recent Developments

Champions Oncology, Inc. is engaged in the development and sale of advanced technology solutions and products to personalize the development and use of oncology drugs.  The Company’s TumorGraft Technology Platform is a novel approach to personalizing cancer care, based upon the implantation of human tumors in immune-deficient mice.  The Company uses this technology, in conjunction with related products, to offer solutions for two customer groups:

•	Our Personalized Oncology Solutions, or “POS”, business, which provides services to physicians and patients looking for information to help guide the development of personalized treatment plans.
•	Our Translational Oncology Solutions, or “TOS”, business, which provides services to pharmaceutical and biotechnology companies seeking personalized approaches to drug development that will lower costs and increase the speed of developing new drugs, as well as increase the adoption of existing drugs.

We plan to continue our efforts to expand our TumorGraft Technology Platform in order to expand our POS and TOS programs.

On July 30, 2013, the Company entered into an agreement with Teva Pharmaceutical Industries Ltd. pursuant to which the Company agreed to conduct TumorGraft studies on multiple proprietary chemical compounds provided by Teva to determine the activity or response of these compounds in potential clinical indications. Under the agreement, Teva agreed to, pay an upfront payment and, under certain conditions, pay the Company various amounts upon achieving certain milestones, based on the performance of the compounds in preclinical testing and dependent upon testing the compound in clinical settings and obtaining FDA approval. In addition, Teva agreed to pay the Company royalties on any commercialized products developed under the agreement. This agreement terminated a prior collaborative agreement between Cephalon, Inc. a wholly-owned subsidiary of Teva, and the Company. For the year ended April 30, 2015 and 2014, revenue of $724,000 and 194,000 were recognized relating to this agreement.

Results of Operations

The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Years Ended April 30,
		% of		% of	%
	2015	Revenue	2014	Revenue	Change
Operating revenue:
Personalized oncology solutions	$1,663	18.8%	$2,264	19.6%	(26.5)%
Translational oncology solutions	7,200	81.2	9,286	80.4	(22.5)

Total operating revenue	8,863	100.0	11,550	100.0	(23.3)

Costs and operating expenses:
Cost of personalized oncology solutions	2,733	30.8	2,731	23.6	0.1
Cost of translational oncology solutions	4,900	55.3	3,532	30.6	38.7
Research and development	4,845	54.7	2,265	19.6	113.9
Sales and marketing	4,283	48.3	3,155	27.3	35.8
General and administrative	5,340	61.4	6,127	53.0	(11.2)

Total costs and operating expenses	22,101	250.5	17,810	154.2	24.7

Loss from operations	$(13,238)	(150.5)%	$(6,260)	(54.2)%	113.1%

Operating Revenues

Operating revenues for the years ended April 30, 2015 and 2014 were $8.9 million and $11.6 million, respectively, a decrease of $2.7 million, or 23.3%, primarily driven by the decrease in TOS revenue.

Personalized Oncology Solutions Revenues

POS revenues were $1.7 million and $2.3 million for the years ended April 30, 2015 and 2014, respectively, a decrease of $0.6 million or 26.5%. Core revenues, consisting of implants and drug panels, were $1.4 million and $1.8 million for the years ended April 30, 2015 and 2014, respectively, a decrease of 21%. The number of implants during fiscal 2015 was 245, an increase of 1% over fiscal 2014. The number of patients for whom studies were completed was 90 for fiscal 2015, an increase of 3% over fiscal 2014. The decrease in core revenue is due to a reduction in the number of tests per panel resulting in a $300,000 decrease in panel revenue. Non-core revenues, consisting of tumor boards and sequencing, decreased $212,000.

Translational Oncology Solutions Revenues

TOS revenues were $7.2 million and $9.3 million for the years ended April 30, 2015 and 2014, respectively, a decrease of $2.1 million or 22.5%. The decrease was due in part to slower recognition of study revenue caused by longer duration in study times and study extensions.

Cost of Personalized Oncology Solutions

POS cost of sales were $2.7 million for both years ended April 30, 2015 and 2014. For the years ended April 30, 2015 and 2014, gross margins for POS were negative 64% and negative 21%, respectively. The decline in gross margin is attributed to the decline in core POS revenue and a fixed component to the cost of sales. Non-core revenue, which has lower cost of sale and higher margins, declined, contributing to lower overall margins.

Cost of Translational Oncology Solutions

TOS cost of sales were $4.9 million and $3.5 million for the years ended April 30, 2015 and 2014, respectively, an increase of $1.4 million, or 38.7%. For the years ended April 30, 2015 and 2014, gross margins for TOS were 32% and 63%, respectively. The increase in TOS cost of sales is mainly due to an increase in TOS studies, the revenue of which will be recognized upon study completion.

Research and Development

Research and development expense was $4.8 million and $2.3 million for the years ended April 30, 2015 and 2014, respectively, an increase of $2.5 million or 114%. The increase is largely due to investment in characterizing the TumorBank.

Sales and Marketing

Sales and marketing expense was $4.3 million and $3.2 million for the years ended April 30, 2015 and 2014, respectively, an increase of $1.1 million, or 35.8%. The increase was due to the expansion of the TOS sales force offset by reduced sales and marketing expense for POS.

General and Administrative

General and administrative expense was $5.3 million and $6.1 million for the years ended April 30, 2015 and 2014, respectively, a decrease of $0.8 million, or 12.8%.

Other Income/(Expense)

Other Income/(expense) consists of the change in the fair value of warrants that were accounted for as liabilities and are described further below and in Note 6 to the accompanying consolidated financial statements, a modification charge due to the extinguishment of the liability as stated in the amended 2011 and 2013 Warrant Agreements both of which are described further below and in Note 6 to the accompanying consolidated financial statements and other miscellaneous charges. Other Income/(expense) was $225,000 and ($1.1) million for the years ended April 30, 2015 and 2014, respectively. This change in the fair value of the warrant liability was a result of revaluing the warrant liability based on the Monte Carlo simulation valuation model, impacted primarily by the quoted price of the Company's common stock. The revaluation of the warrant liability has no impact on our cash balances.

Inflation

Inflation does not have a meaningful impact on the results of our operations.

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our cash and cash equivalents, working capital management, and proceeds from certain private placements of our securities. As of April 30, 2015, we had working capital of $6.9 million and cash and cash equivalents of $9.4 million. We believe that our cash and cash equivalents on hand at April 30, 2015 are adequate to fund operations for at least through our 1st quarter of fiscal year 2017. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

On December 1, 2014, the Company entered into note purchase agreements with and issued convertible promissory notes in the principal amount of $1 million each to Joel Ackerman, the Company’s Chief Executive Officer, and Dr. Ronnie Morris, the Company’s President, to finance the operations of the Company. The transaction was approved by the Company’s audit committee.

The notes bore interest at 12% per annum and had an initial term of 90 days. The notes, including any accrued but unpaid interest, were convertible at the option of each noteholder: (a) upon the closing of any equity financing that occurred during the term of the notes, into the securities offered in the financing to other investors at a 5% discount to the price per share paid by other investors in the financing; and (b) upon the maturity date of the notes, into the Company’s common stock at the volume weighted average closing price of the common stock for the five trading days prior to such conversion.

On February 28, 2015, the Company entered into amendments to the convertible promissory notes issued on December 1, 2014. The amendments extended the maturity dates of the convertible promissory notes to April 1, 2015. The amendments were approved by the Company’s audit committee.

On March 11, 2015, the convertible promissory notes and accrued interest were converted into equity as part of the 2015 Securities Purchase Agreement.

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

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash used in operating activities was $9.6 million and $3.4 million for the years ended April 30, 2015 and 2014, respectively. The increase of $6.2 million cash used in operations relates to a decrease in revenues in conjunction with increase in costs for business expansion.

Cash Flows from Investing Activities

Cash used in investing activities was $114,000 and $234,000 for the years ended April 30, 2015 and 2014, respectively. These cash flows relate to the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $13.2 million and $21,000 for the years ended April 30, 2015 and 2014, respectively. These cash flows in 2015 primarily relate to the private placement of common stock and warrants that occurred on March 13, 2015, which is explained more in Liquidity and Capital Resources section, and the exercise of stock options and warrants.

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

During the third quarter of fiscal year 2014 we entered into a contract that may require the replacement of licensed tumors in the event that certain contractual terms have not been satisfied. Due to such requirements we have estimated an amount of licensed tumors that may need to be replaced, and we have deferred this revenue until all provisions of the agreement have been met. There was $258,000 of deferred revenue as of April 30, 2015 relating to our estimate of replacement of licensed tumors.

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

We have two operating segments and two reporting units. The estimated fair value of each reporting unit, as calculated for the April 30, 2015 impairment test, exceeded the carrying value of the reporting unit.  Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of the acquired businesses.  Future events, including but not limited to continued declines in economic activity, loss of contracts or a significant number of customers or a rapid increase in costs or capital expenditures, could cause us to conclude that impairment indicators exist and that goodwill is impaired.  Any resulting goodwill impairment could have a material adverse impact on our financial condition and results of operations.

Accounting for Income Taxes

We use the asset and liability method to account for income taxes.  Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  In preparing the consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate.  This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, goodwill and losses for tax and accounting purposes.  These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within the consolidated balance sheet.  We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established.  To the extent a valuation allowance is established or increased in a period, we include an expense within the tax provision of the consolidated statements of operations.  As of April 30, 2015 and 2014, we have established a full valuation allowance for all deferred tax assets.

As of April 30, 2015, we recognized a liability on the balance sheet relative to foreign operations in the amount of $100,000. We do not anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.  Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. Since there are no unrecognized tax benefits as a result of tax positions taken, there are no accrued penalties or interest. There were no uncertain tax positions as of April 30, 2014.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles and is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 allows for both retrospective and prospective methods of adoption and is effective for periods beginning after December 15, 2016. On July 9, the FASB decided to delay the effective date of the new revenue standard by one year. The Company is currently evaluating the impact that the adoption of ASU 2014-09 will have on our financial statements.

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

Item 8. Financial Statements and Supplementary Data

Consolidated balance sheets as of April 30, 2015 and 2014, consolidated statements of operations, comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period then ended April 30, 2015 together with the reports of our independent registered public accounting firms, are set forth in the “F” pages of this Annual Report on Form 10-K in Item 15.

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

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Champions Oncology, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a–15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Vice President, Finance, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on control criteria framework of the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission published in its report entitled Internal Control – Integrated Framework (2013).  Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of April 30, 2015.

Management’s Annual Report on Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended April 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1. Financial Statements

(a)2. Financial Statement Schedules

All schedules have been omitted because they are not applicable.

(a)3. Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit No.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Appendix A to the Company’s Information Statement on Schedule 14C filed March 7, 2011)

3.1.1	Certificate of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed April 28, 2015)

3.2	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed February 22, 2011)

4.1	Securities Purchase Agreement, dated March 11, 2015, between the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2015)

4.2	2015 Amended and Restated Registration Rights Agreement, dated March 13, 2015, between the Company and each person or entities that are signatories to (i) the Securities Purchase Agreement, dated March 24, 2011, between the Company and each investor identified on the signature page thereto, (ii) the Securities Purchase Agreement, dated January 28, 2013, between the Company and each investor identified on the signature page thereto, and (iii) the Securities Purchase Agreement, dated March 11, 2015, between the Company. And each investor identified on the signature page thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 17, 2015)

4.3	Form of Investor Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K field March 17, 2015)

10.1	Employment Agreement, dated November 5, 2013, between the Company and Joel Ackerman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 12, 2013)

10.1.1	Amendment to Employment Agreement, dated March 16, 2015, between the Company and Joel Ackerman (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 20, 2015)

10.2	Employment Agreement, dated November 5, 2013, between the Company and Ronnie Morris, M.D. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 12, 2013)

10.2.1	Amendment to Employment Agreement, dated March 16, 2015, between the Company and Ronnie Morris (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed March 20, 2015)

10.3	Offer letter dated August 12, 2013 between the Company and James McGorry (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K field July 26, 2013)

10.4	Offer letter dated June 3, 2013 between the Company and David Miller (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 3, 2013)

10.5	Master Supply and Services Contract, made on December 3, 2013, between Pfizer, Inc. and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended January 31, 2014, filed March 14, 2013) **

10.6	2010 Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Information Statement on Schedule 14C filed March 7, 2011)

10.7	Form of Note Purchase Agreement, dated December 1, 2014, between the Company and each of Joel Ackerman and Ronnie Morris (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 5, 2014)

10.8	Form of Convertible Promissory Note, dated December 1, 2014, issued to each of Joel Ackerman and Ronnie Morris in connection with the Note Purchase Agreement, dated December 1, 2014 between the Company and each of Joel Ackerman and Ronnie Morris incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 5, 2014)

10.8.1	Amendment No. 1 to Convertible Promissory Note, dated December 1, 2014 issued to Joel Ackerman in connection with the Note Purchase Agreement, dated December , 2014, between the Company and each of Joel Ackerman and Ronnie Morris (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 2, 2015)

10.8.2	Amendment No. 1 to Convertible Promissory Note, dated December 1, 2014 issued to Ronnie Morris in connection with the Note Purchase Agreement, dated December , 2014, between the Company and each of Joel Ackerman and Ronnie Morris (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 2, 2015)

10.9	Securities Purchase Agreement, dated March 24, 2011, between the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 30, 2011)

10.9.1	Amendment No. 1 to Securities Purchase Agreement, dated January 29, 2014, between the Company and each person or entities that are signatories to the Securities Purchase Agreement, dated March 24, 2011, between the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 6, 2014)

10.9.2	Amended and Restated 2011 Securities Purchase Agreement, dated March 13, 2015, between the Company and each person or entities that are signatories to the Securities Purchase Agreement, dated March 24, 2011, between the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 17, 2015)

10.10	Amended and Restated Registration Rights Agreement, dated January 28, 2013, between the Company and each person or entities that are signatories to (i) the Securities Purchase Agreement, dated March 24, 2011, between the Company and each investor identified on the signature page thereto, and (ii) the Securities Purchase Agreement, dated January 28, 2013, between the Company and each investor identified on the signature page thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 30, 2013)

10.10.1	Amended and Restated Registration Rights Agreement, dated March 13, 2015, between the Company and each person or entities that are signatories to (i) the Securities Purchase Agreement, dated March 24, 2011, between the Company and each investor identified on the signature page thereto, (ii) the Securities Purchase Agreement, dated January 28, 2013, between the Company and each investor identified on the signature page thereto, and (iii) the Securities Purchase Agreement, dated March 11, 2015, between the Company. And each investor identified on the signature page thereto (included in Exhibit 4.2)

10.11	Form of warrant issued to each person or entities that are signatories to the Securities Purchase Agreement, dated March 24, 2011, between the Company and each investor identified on the signature page thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 30, 2013)*

10.11.1	Amendment No. 1 to warrants, dated March 13, 2015, between the Company and each person or entities that are signatories to the Securities Purchase Agreement, dated March 24, 2011, between the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 17, 2015)

10.12	Securities Purchase Agreement, dated January 28, 2013, between the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 30, 2013)

10.12.1	Amendment No. 1 to Securities Purchase Agreement, dated January 29, 2014, between the Company and each person or entities that are signatories to the Securities Purchase Agreement, dated January 28, 2013, between the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 6, 2014)

10.12.2	Amended and Restated 2013 Securities Purchase Agreement, dated March 13, 2015, between the Company and each person or entities that are signatories to the Securities Purchase Agreement, dated January 28, 2013, between the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 17, 2015)

10.13	Amended and Restated Registration Rights Agreement, dated January 28, 2013, between the Company and each person or entities that are signatories to (i) the Securities Purchase Agreement, dated March 24, 2011, between the Company and each investor identified on the signature page thereto, and (ii) the Securities Purchase Agreement, dated January 28, 2013, between the Company and each investor identified on the signature page thereto (included in Exhibit 10.10)

10.13.1	Amended and Restated Registration Rights Agreement, dated March 13, 2015, between the Company and each person or entities that are signatories to (i) the Securities Purchase Agreement, dated March 24, 2011, between the Company and each investor identified on the signature page thereto, (ii) the Securities Purchase Agreement, dated January 28, 2013, between the Company and each investor identified on the signature page thereto, and (iii) the Securities Purchase Agreement, dated March 11, 2015, between the Company. And each investor identified on the signature page thereto (included in Exhibit 4.2)

10.14	Form of warrant issued to each person or entities that are signatories to the Securities Purchase Agreement, dated January 28, 2013, between the Company and each investor identified on the signature page thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 30, 2013)

10.14.1	Amendment No. 1 to warrants, dated March 13, 2015, between the Company and each person or entities that are signatories to the Securities Purchase Agreement, dated January 28, 2013, between the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed March 17, 2015)

10.15	Put Right Agreement, dated January 29, 2014, between the Company and each of Joel Ackerman and Ronnie Morris (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 6, 2014)

10.16	Securities Purchase Agreement, dated March 11, 2015, between the Company and each investor identified on the signature pages thereto (included in Exhibit 4.1)

10.17	2015 Amended and Restated Registration Rights Agreement, dated March 13, 2015, between the Company and each person or entities that are signatories to (i) the Securities Purchase Agreement, dated March 24, 2011, between the Company and each investor identified on the signature page thereto, (ii) the Securities Purchase Agreement, dated January 28, 2013, between the Company and each investor identified on the signature page thereto, and (iii) the Securities Purchase Agreement, dated March 11, 2015, between the Company. And each investor identified on the signature page thereto (included in Exhibit 4.2)

10.18	Form of Investor Warrant issued to each person or entities that are signatories to the Securities Purchase Agreement, dated March 11, 2015, between the Company and each investor identified on the signature page thereto (included in Exhibit 4.3)

10.19	Option Exchange Agreement, dated March 16, 2015, between the Company and Joel Ackerman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2015)

10.20	Option Exchange Agreement, dated March 16, 2015, between the Company and Ronnie Morris (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 20, 2015)

10.21	Option Exchange Agreement, dated March 16, 2015, between the Company and James McGorry (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 20, 2015)

10.22	Option Exchange Agreement, dated March 16, 2015, between the Company and David Miller (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 20, 2015)

14	Code of Ethics (incorporated by reference to Exhibit 14 of the April 30, 2008 Form 10-KSB)

21	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Company’s Form 10-K filed on July 26, 2013)

23.1	Consent of Independent Registered Public Accounting Firm*

23.2	Consent of Independent Registered Public Accounting Firm*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certifications*

101	Interactive data files providing financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended April 30, 2015 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of April 30, 2015 and 2014; (ii) Consolidated Statements of Operations for the years ended April 30, 2015 and 2014; (iii) Consolidated Statement of Stockholders’ Equity (Deficit) for the years ended April 30, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the years ended April 30, 2015 and 2014; and (v) Notes to Consolidated Financial Statements*

* Filed herewith

** Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPIONS ONCOLOGY, INC.

/s/ JOEL ACKERMAN
Joel Ackerman
Chief Executive Officer
(principal executive officer)

July 29, 2015

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOEL ACKERMAN	Chief Executive Officer and Director	July 29, 2015
Joel Ackerman	(principal executive officer)

/s/ DAVID MILLER	Vice President, Finance	July 29, 2015
David Miller	(principal financial officer)

/s/ DAVID SIDRANSKY	Director,	July 29, 2015
David Sidransky	Chairman of the Board of Directors

/s/ RONNIE MORRIS	President and Director	July 29, 2015
Ronnie Morris

/s/ ARTHUR G. EPKER	Director	July 29, 2015
Arthur G. Epker

/s/ ABBA D. POLIAKOFF	Director	July 29, 2015
Abba D. Poliakoff

/s/ SCOTT R. TOBIN	Director	July 29, 2015
Scott R. Tobin

/s/ DANIEL MENDELSON	Director	July 29, 2015
Daniel Mendelson

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Champions Oncology, Inc.

We have audited the accompanying consolidated balance sheet of Champions Oncology, Inc. and Subsidiaries (the “Company”) as of April 30, 2015, and the related consolidated statement of operations, comprehensive loss, stockholders’ equity, and cash flows for the year then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Champions Oncology, Inc. and Subsidiaries as of April 30, 2015, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

Iselin, New Jersey

July 29, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

Champions Oncology, Inc.

We have audited the accompanying consolidated balance sheet of Champions Oncology, Inc. (the “Company”) as of April 30, 2014, and the related consolidated statement of operations, comprehensive loss, changes in stockholders' equity, and cash flows for the year ended April 30, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Champions Oncology, Inc. at April 30, 2014, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Baltimore, Maryland

July 28, 2014

CHAMPIONS ONCOLOGY, INC.

CONSOLIDATED BALANCE SHEETS

AS OF APRIL 30

(Dollars in Thousands)

	2015	2014
ASSETS
Current assets:
Cash and cash equivalents.	$9,357	$5,891
Accounts receivable, net	1,060	1,325
Prepaid expenses and other current assets	346	383

Total current assets	10,763	7,599

Restricted cash	163	165
Property and equipment, net	452	434
Goodwill	669	669

Total assets	12,047	$8,867

LIABILITIES
AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,414	$981
Accrued liabilities	373	587
Deferred revenue	2,009	2,091

Total current liabilities	3,796	3,659

Warrant liability	-	2,011
Other Non-current liability	192	-

Total liabilities	3,988	5,670

Stockholders' equity:
Common stock, $.001 par value; 200,000,000 and 125,000,000 shares authorized; 107,561,338 and 70,122,086 shares issued and 104,425,102 and 66,885,850 shares outstanding as of April 30, 2015 and 2014, respectively	108	70
Treasury stock, at cost, 3,236,236 common shares as of April 30, 2015 and 2014	(1,252)	(1,252)
Additional paid-in capital	61,223	43,259
Accumulated deficit	(52,020)	(38,880)

Total stockholders' equity	8,059	3,197

Total liabilities and stockholders' equity	12,047	$8,867

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands Except Per Share Amounts)

	Year Ended April 30,
	2015	2014
Operating revenue:
Personalized oncology solutions	$1,663	$2,264
Translational oncology solutions	7,200	9,286

Total operating revenue	8,863	11,550

Costs and operating expenses:
Cost of personalized oncology solutions	2,733	2,731
Cost of translational oncology solutions	4,900	3,532
Research and development	4,845	2,265
Sales and marketing	4,283	3,155
General and administrative	5,340	6,127

Total costs and operating expenses	22,101	17,810

Loss from operations	(13,238)	(6,260)

Other income/(expense):
Change in fair value of warrant liability	981	(965)
Warrant modification charge	(586)	-
Other expense	(170)	(164)

Total other income/(expense)	225	(1,129)

Net loss before income tax expense	(13,013)	(7,389)
Provision for income tax	127	17

Net loss	$(13,140)	$(7,406)

Net loss per common share outstanding
basic and diluted	$(0.18)	$(0.11)
and diluted	$(0.18)	$(0.11)

Weighted average common shares outstanding basic and diluted	71,824,146	66,863,915

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Dollars in Thousands)

Net loss	$(13,140)	$(7,406)
Foreign currency translation adjustment	-	100

Comprehensive loss	$(13,140)	$(7,306)

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Dollars in Thousands)

							Accumulated
					Additional		Other	Total
	Common Stock		Treasury Stock		Paid-in	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity

Balance, April 30, 2013	35,643,767	$39	3,236,000	$(1,252)	$23,580	$(31,474)	$(100)	$(9,206)
Stock-based compensation	-	-	-	-	2,807	-	-	2,807
Exercise of options and warrants	33,750	-	-	-	21	-	-	21
Issuance of restricted stock	75,000	-	-	-	-	-	-	-
Amendment to Redeemable Stock	31,133,333	31	-	-	16,851	-	-	16,881
Foreign currency translation adjustment	-	-	-	-	-	-	100	100
Net loss	-	-	-	-	-	(7,406)	-	(7,406)

Balance, April 30, 2014	66,885,850	$70	3,236,000	$(1,252)	$43,259	$(38,880)	$-	$3,197

Stock-based compensation	-	-	-	-	2,948	-	-	2,948
Exercise of options and warrants	3,750	-	-	-	2	-	-	2
Conversion of convertible notes and accrued interest	-	-	-	-	2,060	-	-	2,060
Sale of common stock, net of issuance costs of $880k	35,271,052	36	-	-	11,124	-	-	11,160
Issuance of share under anti-dilution provisions	2,264,450	2	-	-	-	-	-	2
Stock Option Modification	-	-	-	-	214	-	-	214
Reclassification of warrant Liability	-	-	-	-	1,616	-	-	1,616
Net loss	-	-	-	-	-	(13,140)	-	(13,140)

Balance, April 30, 2015	104,425,102	$108	3,236,000	$(1,252)	$61,223	$(52,020)	$-	$8,059

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Year Ended April 30,
	2015	2014
Operating activities:
Net loss	$(13,140)	$(7,406)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation and modification expense	3,162	2,807
Net foreign currency remeasurement loss	-	124
Depreciation and amortization expense	214	213
Change in fair value of warrant liability	(981)	965
Modification of warrant liability	586	-
Gain/loss on sales of assets	5	-
Changes in operating assets and liabilities:
Accounts receivable	265	(825)
Prepaid expenses, deposits and other	37	(68)
Restricted cash	2	27
Accounts payable	433	(223)
Accrued liabilities	(232)	(24)
Other Non-current liability	100	-
Deferred revenue	(82)	977

Net cash used in operating activities	(9,630)	(3,433)

Investing activities:
Purchase of property and equipment	(119)	(234)
Proceeds from sale of fixed assets	5	-

Net cash used in investing activities	(114)	(234)

Financing activities:
Private placement financing, net of financing costs of $880k	11,220	-
Proceeds from Executive Note financing	2,000	-
Capital lease payments	(12)	-
Proceeds from exercise of options and warrants	2	21

Net cash provided by financing activities	13,210	21

Exchange rate effect on cash and cash equivalents	-	(24)

Increase (decrease) in cash and cash equivalents	3,466	(3,670)
Cash and cash equivalents, beginning of year	5,891	9,561

Cash and cash equivalents, end of year	$9,357	$5,891

Non-cash investing and financing activities:
Purchased equipment under capital lease	124	-

Conversion of executive note financing	2,000	-

Reclassification of warrant liability to equity	1,616	-

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

The Company has three operating subsidiaries: Champions Oncology (Israel), Limited, Champions Biotechnology U.K., Limited and Champions Oncology Singapore, PTE LTD. For the years ended April 30, 2015 and 2014, there were no material revenues earned by these subsidiaries.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company had one liability measured at fair value on a recurring basis, which relate to warrants that were issued in connection with the 2011 and 2013 private placements of the Company’s securities. On March 11, 2015 the Company entered into a securities purchase agreement and amended certain agreements which eliminated the provisions within the warrant agreements requiring the liability classification of the warrant liability. Accordingly, the warrant liability was reclassified to equity at the date of such modification which is discussed more fully in Note 7. As of March 11, 2015 and April 30, 2014, these warrants had an estimated fair value of $1.6 million and $2 million, respectively, which was calculated by the Monte Carlo simulation valuation method using level three inputs. The Company has no assets that are measured at fair value on a recurring basis and there were no assets or liabilities measured at fair value on a non-recurring basis during the years ended April 30, 2015 and 2014.

The following table presents information about our warrant liability, which was our only financial instrument measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of April 30 (dollars in thousands):

	2015	2014

Balance beginning of year	$(2,011)	$(1,046)
Transfers to (from) Level 3	-	-
Change in fair value included in earnings	981	(965)
Modification Charge	(586)
Reclassification to equity	1,616	-

Balance end of year	$-	$(2,011)

Accounts Receivable

Accounts receivable represent amounts due under agreements with pharmaceutical and biotechnology companies for TOS and amounts due under agreements with patients for POS. At each reporting period, the Company evaluates open accounts receivable for collectability and records an allowance for potentially uncollectible accounts. For both April 30, 2015 and 2014, the allowance for these accounts was $2,000. Accounts receivable is also comprised of certain unbilled accounts receivable for services completed under TOS that have not been billed as of the balance sheet date. As of April 30, 2015 and 2014, the Company had unbilled receivables of $636,000 and $884,000, respectively.

Restricted Cash

As of April 30, 2015 and 2014, the Company has restricted cash of $163,000 and $165,000, respectively, which is classified as a noncurrent asset on the consolidated balance sheets. This restricted cash serves primarily as collateral for corporate credit cards to provide financial assurance that the Company will fulfill its obligations. The cash is held in custody by the issuing bank, is restricted as to withdrawal or use, and is currently invested in an interest-bearing Certificate of Deposit (“CD”). Though the CD matures in the second quarter of fiscal 2016, the cash will be reinvested into another CD to continue use of the corporate cards. The Company accounts for this CD as a non-current asset supporting operations of the business.

CHAMPIONS ONCOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and Equipment

Property and equipment is recorded at cost and primarily consists of laboratory equipment, furniture and fixtures, and computer hardware and software. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the various assets ranging from three to seven years. Property and equipment consisted of the following (in thousands):

	April 30,
	2015	2014

Furniture and fixtures	$70	$69
Computer equipment and software	685	655
Laboratory equipment	493	296
Leasehold improvements	2	2

Total property and equipment	1,250	1,022
Less: Accumulated depreciation and amortization	(798)	(588)

Property and equipment, net	$452	$434

Depreciation and amortization expense was $214,000 and $213,000 for the years ended April 30, 2015 and 2014, respectively. Additionally, included in “Laboratory equipment” for FY 2015 is a capital lease asset of $124,000. Depreciation and amortization expense relating the capital lease was $12,405 for the year ended Aril 30, 2015.

Capital Lease

In November 2014, the Company entered into a lease for laboratory equipment. The lease is a capital lease that has costs of approximately $149,000 through November 2019. The current monthly capital lease payment is approximately $3,000.

The following is a schedule by years of future minimum lease payments under this capital lease together with the present value of the net minimum lease payments as of April 30, 2015:

For the Years Ended April 30,	2016	23
	2017	24
	2018	25
	2019	26
	2020	16

Total minimum lease payments		$114
Less: current maturity		(23)
Long-term maturity		91

The present value of minimum future obligations shown above is calculated based on interest rate of 5%. Depreciation and amortization expense was $12,405 for the year ended April 30, 2015.

Impairment of Long-Lived Assets

Impairment losses are to be recognized when the carrying amount of a long-lived asset is not recoverable or exceeds its fair value.  The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that a carrying value may not be recoverable.  The Company uses estimates of future cash flows over the remaining useful life of a long- lived asset or asset group to determine the recoverability of the asset.  These estimates only include the net cash flows directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the asset or asset group.  The Company has not recognized any impairment losses for the Company’s long-lived assets for the years ending April 30, 2015 and 2014.

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

The Company has not recognized any impairment losses for the Company’s goodwill for the years ending April 30, 2015 and 2014.

Deferred Revenue

Deferred revenue represents payments received in advance for products to be delivered.  When products are delivered, deferred revenue is then recognized as earned.

CHAMPIONS ONCOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Warrant Liability

Warrant liability represented the fair value of warrants issued in connection with the 2011 and 2013 private placements of the Company’s common stock, which are described more fully in Note 8. These warrants were presented as liabilities based on the certain exercise price reset provisions.  The  liability, which was recorded at fair value on the accompanying consolidated balance sheets, was calculated by the Monte Carlo simulation valuation method.  The change in fair value of these warrants were recognized as other income or expense in the consolidated statements of operations. On March 11, 2015 the Company entered into a securities purchase agreement and amended the 2011 and 2013 warrant agreements which eliminated the liability feature of these warrants. Such warrants were transferred to equity which is discussed more fully in Note 7.

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

During the third quarter of fiscal year 2014 we entered into a contract that may require the replacement of licensed tumors in the event that certain contractual terms have not been satisfied. Due to such requirements we have estimated an amount of licensed tumors that may need to be replaced, and we have deferred this revenue until all provisions of the agreement have been met. There was $258,000 of deferred revenue as of April 30, 2015 relating to our estimate of replacement of licensed tumors.

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

Cost of Translational Oncology Solutions

Cost of TOS consists of costs related to TOS revenue.  Direct costs include mice purchases and maintenance costs for studies completed internally and charges from CROs for studies handled externally. Indirect costs include salaries for personnel directly engaged in providing TOS products. All costs of performing studies in-house are expensed as incurred. All costs of performing studies from external sources, if any, are expensed when received.

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

Basic and Dilutive Loss Per Common Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock plus dilutive potential common stock considered outstanding during the period. Such dilutive shares consist of incremental shares that would be issued upon exercise of the Company’s derivative warrants, which were reclassified to equity as discussed in note 7.

	Year Ended April 30,
	2015	2014
Basic loss per share computation
Net loss attributable to common stockholders	$(13,139,820)	$(7,406,367)
Weighted Average common shares - basic	71,824,146	66,863,915
Basic net loss per share	$(0.18)	$(0.11)

Diluted loss per share computation
Net loss attributable to common stockholders	$(13,139,820)	$(7,406,367)
Less: Gain on derivative warrant liability	980,519	-
Loss available to common stockholders	$(14,120,339)	$(7,406,367)

Weighted Average common shares	71,824,146	66,863,915
Incremental shares from assumed exercise of warrants and stock options	5,268,777	-
Adjusted weighted average share – diluted	77,092,923	66,863,915

Diluted net loss per share	$(0.18)	$(0.11)

The following table reflects the total potential share-based instruments outstanding at April 30, 2015 and 2014 that could have an effect on the future computation of dilution per common share:

	Year Ended April 30,
	2015	2014

Stock options	24,048,020	23,351,037
Warrants	25,318,082	3,276,667

Total common stock equivalents	49,366,102	26,627,704

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

CHAMPIONS ONCOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company expenses share-based payments over the period that the awards are expected to vest, net of estimated forfeitures.  If actual forfeitures differ from management’s estimates, compensation expense is adjusted.  The Company expenses modification charges in the period of modification and, if required, over the remaining period the awards are expected to vest. The Company will report cash flows resulting from tax deductions in excess of the compensation cost recognized from those options (excess tax benefits) as financing cash flows, if they should arise.

Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements.  In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established.  The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change. As of April 30, 2015 and 2014, the Company provided a valuation allowance for all net deferred tax assets, as recovery is not more likely than not based on an insufficient history of earnings.

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

The Company reflects tax benefits only if it is more likely than not that we will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  The Company has $100,000 of unrecognized tax benefits as of April 30, 2015 and none as of April 30, 2014.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at April 30, 2015 and 2014, and has not recognized interest and/or penalties in the statement of operations for either period. We do not anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers”, which will replace most existing revenue recognition guidance in U.S. Generally Accepted Accounting Principles and is intended to improve and converge with international standards the financial reporting requirements for revenue from contracts with customers. The core principle of ASU 2014-09 is that an entity should recognize revenue for the transfer of goods or services equal to the amount that it expects to be entitled to receive for those goods or services. ASU 2014-09 also requires additional disclosures about the nature, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments. ASU 2014-09 allows for both retrospective and prospective methods of adoption and is effective for periods beginning after December 15, 2016. The Company is currently evaluating the impact that the adoption of ASU 2014-09 will have on our financial statements. On July 9, the FASB decided to delay the effective date of the new revenue standard by one year.

CHAMPIONS ONCOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Note 3. Teva Agreement

On July 30, 2013, the Company entered into an agreement with Teva Pharmaceutical Industries Ltd., pursuant to which the Company agreed to conduct TumorGraft studies on multiple proprietary chemical compounds provided by Teva to determine the activity or response of these compounds in potential clinical indications. Under the agreement, Teva agreed to pay an upfront payment and, under certain conditions, pay the Company various amounts upon achieving certain milestones, based on the performance of the compounds in preclinical testing and dependent upon testing the compound in clinical settings and obtaining FDA approval. In addition, Teva agreed to pay the Company royalties on any commercialized products developed under the agreement. This agreement terminated a prior collaborative agreement between Cephalon, Inc. a wholly-owned subsidiary of Teva, and the Company. For the years ended April 30, 2015 and 2014, revenue of $724,000 and $194,000, respectively, were recognized relating to this agreement.

Note 4. Significant Customers

For the year ended April 30, 2015, three of our customers accounted for more than 10.0% of our total revenue in the amount of $0.9 million, $0.9 million and $0.8 million. The revenue from these customers is captured in the TOS revenue line item within the income statement.

For the year ended April 30, 2014, three of our customers accounted for more than 10.0% of our total revenue in the amount of $1.6 million, $1.5 million and $1.5 million. The revenue from these customers was captured in the TOS revenue line item within the income statement.

For the year ended April 30, 2015, two of our customers accounted for more than 10.0% of our total accounts receivable balance in the amount of $153,446 and $119,540, or 14.5% and 11.3%, respectively.

For the year ended April 30, 2014, two of our customers accounted for more than 10.0% of our total accounts receivable balance in the amount of $398,053 and $171,962, or 30.4% and 13.2%, respectively.

Note 5. Commitments and Contingencies

Operating Leases

As of April 30, 2015, we lease the following facilities under non-cancelable operating lease agreements:

•	One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in November 2016. The Company recognized $85,000 and $75,000 of rental costs relative to this lease for fiscal 2015 and 2014, respectively.

•	855 North Wolfe Street, Suite 619, Baltimore, Maryland 21205, which consists of laboratories and office space where the Company conducts operations related to its primary service offerings. This lease expires in June 2016. The Company recognized $86,000 and $85,000 of rental costs relative to this lease for fiscal 2015 and 2014, respectively.

•	17 Hatidhar Street, Ra’anana, Israel, which serves as office headquarters for Champions Oncology, Israel. The Company recognized nil and $6,000 of rental costs relative to this lease for fiscal 2015 and 2014, respectively. Following the expiration of this lease, the Company utilizes office space on a limited basis from one of its stockholders. The fair value of rental costs associated with the new office space is immaterial.

CHAMPIONS ONCOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•	57 Mohamed Sultan Road, Singapore, which serves as office headquarters for Champions Oncology, Singapore. The lease expired in January 2015. The Company has not renewed this lease. The Company recognized $4,000 and $5,000 of rental costs relative to this lease for fiscal 2015 and 2014, respectively.

•	450 East 29th Street, New York, New York, 10016, which is a laboratory at which we implant tumors. This lease expires in September 2015 and can be renewed by the Company for subsequent one year terms. The Company recognized $47,000 and $4,000 of rental costs relative to this lease for fiscal 2015 and 2014, respectively.

Future minimum lease payments due each fiscal year are as follows (in thousands):

2017	$192,013
2018	64,149
2019	-

Total	$256,162

Legal Matters

The Company is not currently party to any legal matters to its knowledge. The Company is not aware of any other matters that would have a material impact on the Company’s financial position or results of operations.

Registration Payment Arrangements

The Company has entered into an Amended and Restated Registration Rights Agreement in connection with the March 2015 Private Placement and is discussed more fully in Note 7 below. This Amended and Restated Registration Rights Agreement contains provisions that may call for the Company to pay penalties in certain circumstances. This registration payment arrangement primarily relates to the Company’s ability to file a registration statement within a particular time period, have a registration statement declared effective within a particular time period and to maintain the effectiveness of the registration statement for a particular time period. The Company does not believe it is probable that penalty payments will be made for the Amended and Restated Registration Rights Agreement discussed in Note 7 and, accordingly, has not accrued for such potential penalties as of April 30, 2015 and 2014.

Note 6. Share-Based Payments

Stock-based compensation in the amount of $3.2 million and $2.8 million was recognized for years ended April 30, 2015 and 2014, respectively. Included in 2015 stock-based compensation expense under “general and administrative” line item is the option modification charge of $213,952. Stock-based compensation costs were recorded as follows (in thousands):

	Year Ended April 30,
	2015	2014

General and administrative	$2,204	$2,298
Sales and marketing	561	352
Research and development	352	36
TOS cost of sales	23	56
POS cost of sales	22	65

Total stock-based compensation expense	$3,162	$2,807

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

CHAMPIONS ONCOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Director Compensation Plan

On December 12, 2013, the Compensation Committee of the Board of Directors of the Company adopted changes to the Director Compensation Plan of 2010 (the “Director Plan”) effective commencing December 1, 2013.  Under the Director Plan, independent directors of the Company are entitled to an annual award of a five-year option to purchase 100,000 shares of the Company’s common stock, and the Chairman of the Board of the Company is entitled to an annual award of a five year option to purchase 200,000 shares of the Company’s common stock.  Independent directors who serve as chairperson of a committee will also receive an annual grant of a five-year option to purchase 20,000 shares of the Company’s unregistered common stock. All options issued under the Director Plan vest quarterly at a rate of 25%. Option grants will typically be issued after the annual shareholder meeting which will generally be held in October of each year. New directors will receive a grant upon joining the Board equal to the pro-rata annual grant for the remainder of the year. Options issued under the Director Plan are issued pursuant to the 2010 Equity Plan.

Stock Option Grants

Black-Scholes assumptions used to calculate the fair value of options granted during the years ended April 30, 2015 and 2014 were as follows:

	Year Ended April 30,
	2015	2014

Expected term in years	2.5 - 6.0	3.0 - 6.0
Risk-free interest rates	0.8% - 1.9%	0.7% - 2.4%
Volatility	86% - 102%	84% - 102%
Dividend yield	0%	0%

CHAMPIONS ONCOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted average fair value of stock options granted during the years ending April 30, 2015 and 2014, was $0.61 and $0.96, respectively. The Company’s stock options activity and related information as of and for the years ended April 30, 2015 and 2014 is as follows (dollars in thousands):

					Weighted
				Weighted	Average
		Directors		Average	Remaining	Aggregate
	Non-	and		Exercise	Contractual	Intrinsic
	Employees	Employees	Total	Price	Life (Years)	Value

Outstanding, May 1, 2014	765,000	22,586,037	23,351,037	$1.01	7.5	$985,000
Granted	80,000	21,080,562	21,160,562	0.66
Exercised	-	(3,750)	(3,750)	0.49
Canceled	-	(19,872,875)	(19,872,875)	1.04
Forfeited	-	(151,250)	(151,250)	0.96
Expired	(150,000)	(285,704)	(435,704)	0.99

Outstanding, April 30, 2015	695,000	23,353,020	24,048,020	0.48	6.7	$4,166,000

Vested and expected to vest as of April 30, 2015	695,000	23,353,020	24,048,020		6.7	$4,166,000

Vested as of April 30, 2015	487,500	16,623,580	17,111,080	0.49	5.9	$2,879,000

					Weighted
				Weighted	Average
		Directors		Average	Remaining	Aggregate
	Non-	and		Exercise	Contractual	Intrinsic
	Employees	Employees	Total	Price	Life (Years)	Value

Outstanding, May 1, 2013	765,000	13,125,205	13,890,205	$0.85	7.0	$89,000
Granted	-	9,793,332	9,793,332	1.23
Exercised	-	(33,750)	(33,750)	0.63
Canceled	-	-	-	-
Forfeited	-	(72,500)	(72,500)	0.82
Expired	-	(226,250)	(226,250)	0.73

Outstanding, April 30, 2014	765,000	22,586,037	23,351,037	1.01	7.5	$985,000

Vested and expected to vest as of April 30, 2014	765,000	22,586,037	23,351,037		7.5	$985,000

Vested as of April 30, 2014	522,292	13,042,285	13,564,577	0.85	6.1	$927,000

Included in the balances outstanding in the table above are 2,695,954 options (which vest based on service criteria) granted to the Company’s Chief Executive Officer and its President as of November 5, 2013 as part of their new employment agreements. In addition to the above, there are 2,695,954 additional options granted to the Company’s Chief Executive Officer and President which vest based on both service and performance criteria.  The service-based conditions of these options provide for vesting to occur monthly over a period of three years.  The service-based options, like all of the Company’s service-based options, are expensed on a straight-line basis.  Since the straight-line method is not available for performance or market-based share-based payments, the 2,695,954 performance-based options will be expensed on an accelerated basis once the Company determines it is probable that the performance-based conditions will be met.

CHAMPIONS ONCOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On March 16, 2015, the Company and certain members of its senior management team agreed to exchange existing options to purchase shares of the Company's common stock with new options. The new options have a lower exercise price for fewer shares and have the same vesting schedules and the same termination expiration dates as the existing options. The Company used the Black Scholes valuation method to determine if the modification created additional stock option expense. Due to the modification the Company had an additional stock option modification expense for the current period of $213,951 and future additional stock option modification expense of $386,578. All additional expense will be recorded as stock option expense. The members of the senior management team whose options were exchanged include Joel Ackerman, the Company's Chief Executive Officer and a member of its Board of Directors, Ronnie Morris, the Company's President and a member of its Board of Directors, James McGorry, the Company's Executive Vice President and General Manager, Translational Oncology Solutions and David Miller, the Company's Vice President, Finance. As a result of the option exchange, an aggregate of 19,872,875 existing options with exercise prices ranging from $0.47 to $1.33 per share were exchanged for an aggregate of 17,617,929 new options with exercise prices of $0.41 per share.

Also on March 16, 2015, the Company and each of Mr. Ackerman and Dr. Morris agreed to amend their employment agreements with the Company. Their current employment agreements provide that, for the year from November 1, 2014 to October 31, 2015, Mr. Ackerman and Dr. Morris's salaries would be paid half in cash and half in options to purchase shares of common stock. To conserve the Company's cash, Mr. Ackerman and Dr. Morris have agreed to accept all of their compensation in options, and none of it in cash for such year. Mr. Ackerman received 1,155,400 options and Dr. Morris received 1,084,298 options. These options were granted on March 16, 2015 and vest over a one year period starting from November 1, 2014 which is concurrent with their employment contract.

Restricted Stock Grants

The total fair value of shares vested during the years ended April 30, 2015 and 2014 was nil and $15,000, respectively. As of April 30, 2015, there was no unrecognized stock compensation expense related to nonvested restricted stock awards.

Stock Purchase Warrants

As of April 30, 2015, the Company had warrants outstanding for the purchase of 25,318,082 shares of its common stock, all of which were exercisable. Of these warrants, 22,191,415 were issued in connection with the March 2015 Private Placement as further discussed in Note 7. Activity related to these warrants, which expire at various dates through January 2019, is summarized as follows (dollars in thousands):

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, May 1, 2014	3,276,667	$0.61	2.9	$984,333
Granted	22,191,415	0.47	4.9	3,108,271
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	(150,000)	-	-	-

Outstanding, April 30, 2015	25,318,082	$0.49	4.6	$3,247,604

CHAMPIONS ONCOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, May 1, 2013	3,276,667	$0.61	3.9	$-
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	-	-	-	-
Expired	-	-	-	-

Outstanding, April 30, 2014	3,276,667	$0.61	2.9	$984,333

Note 7. Common Stock and Stock Purchase Warrants

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

CHAMPIONS ONCOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On January 29, 2014, the Company executed amendments to existing securities purchase agreements entered into during 2011 and 2013 (collectively the “2011 Securities Purchase Agreement” and the “2013 Securities Purchase Agreement”) with certain of the parties thereto, in each case revising the definition of “Change of Control” as it appears on the Securities Purchase Agreements, to eliminate rights to redeem shares of common stock purchased under these arrangements. Such common stock which was classified in the mezzanine section as redeemable common stock as a result of these provisions was re-classified as equity.

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

The warrants issued in connection with both the April 2011 Private Placement and January 2013 Private Placement contained certain exercise price reset provisions. Under these provisions, the exercise price of the warrants may be adjusted downward should the Company have future sales of its Common Stock for no consideration or for a consideration per share less than the Per Share Price (as such term is defined in the April 2011 Private Placement and January 2013 Private Placement). These exercise price reset provisions resulted in a downward adjustment to the exercise price of the warrants issued in the April 2011 Private Placement from $0.90 to $0.50 in January 2013 as part of the 2013 Private Placement.

On December 1, 2014, the Company entered into note purchase agreements with and issued convertible promissory notes in the principal amount of $1 million each to Joel Ackerman, the Company’s Chief Executive Officer, and Dr. Ronnie Morris, the Company’s President, to finance the operations of the Company. The transaction was approved by the Company’s audit committee.

The notes bore interest at 12% per annum and had an initial term of 90 days. The notes, including any accrued but unpaid interest, were convertible at the option of each noteholder: (a) upon the closing of any equity financing that occurred during the term of the notes, into the securities offered in the financing to other investors at a 5% discount to the price per share paid by other investors in the financing; and (b) upon the maturity date of the notes, into the Company’s common stock at the volume weighted average closing price of the common stock for the five trading days prior to such conversion.

On February 28, 2015, the Company entered into amendments to the convertible promissory notes issued on December 1, 2014. The amendments extended the maturity dates of the convertible promissory notes to April 1, 2015. The amendments were approved by the Company’s audit committee.

On March 11, 2015, the convertible promissory notes and accrued interest of $60,000 were converted into equity at a 5% discount as part of the 2015 Securities Purchase Agreement. The 5% discount was contingent up until the closing of the 2015 Securities Purchase Agreement at which time the 5% discount was converted to an amount of $100,000 and classified into equity along with the $60,000 accrued interest noted above.

On March 11, 2015, the Company entered into a Securities Purchase Agreement (the "2015 Securities Purchase Agreement") with Battery Ventures IX, L.P. and Battery Investment Partners IX, LLC (collectively, "Battery"), New Enterprise Associates 14, Limited Partnership ("NEA"), Joel Ackerman, Chief Executive Officer and a director of the Company ("Ackerman"), Dr. Ronnie Morris, President and a director of the Company ("Morris"), Daniel Mendelson, a director of the Company ("Mendelson") and certain other investors (collectively with Battery, NEA, Ackerman, Morris and Mendelson, the "Investors"), for the sale to the Investors of units, each unit consisting of one share of the Company's Common Stock, par value $0.001 per share (the "Common Stock") and a warrant to buy 0.55 shares of Common Stock at $0.48 per share (the "Warrants"), at a purchase price of $0.40 per unit, for an aggregate of $14,000,000. The Warrants expire five years after the closing date. Ackerman and Morris converted convertible promissory notes dated December 1, 2014 in the principal amounts of $1 million each, plus accrued interest, into the units at a 5% discount, pursuant to the terms of the convertible promissory notes.

CHAMPIONS ONCOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has accounted for the Common Stock for the March 2015 Private Placement as equity on the accompanying consolidated balance sheets for 2015. The amount allocated to common stock was $8.0 million. This allocation is equal to the total proceeds of $14 million less the amount allocated to warrants of $5.1 million and is also net of the direct and incremental costs associated with the 2015 Private Placement of $0.88 million. The Black Scholes pricing model was used to calculate the value of warrants relating to the 2015 Securities Purchase Agreement.

The Investors have the right to require the Company to repurchase the purchased shares (the "Put Option") for cash for $0.40 per share upon a change of control or sale or exclusive license of substantially all of the Company's assets only if approved by the Company's board of directors. The Put Option will terminate upon the achievement of certain financial and other milestones.

The Investors have certain participation rights with respect to future financings of the Company. The Company covenanted to register the resale of the shares of Common Stock to be issued to the Investors and the shares of Common Stock issuable upon exercise of the Warrants pursuant to a 2015 Amended and Restated Registration Rights Agreement, to pay certain liquidated damages if the Company fails to file such registration statement by a certain deadline, and to have it declared effective by a certain deadline or keep it effective for a certain period of time. The Company has not accrued any liquidated damages associated with the Amended and Restated Registration Right Agreement as the Company has filed the required registration statement and anticipates continued compliance with the agreement.

The issuance of the shares of Common Stock resulted in the Company issuing an additional 2,264,450 shares of Common Stock to investors who purchased shares of Common Stock pursuant to a Securities Purchase Agreement dated as of March 24, 2011 (the "2011 Securities Purchase Agreement") due to contractual antidilution provisions in that 2011 Securities Purchase Agreement. The Company also amended and restated the 2011 Securities Purchase Agreement to eliminate these antidilution provisions going forward, and conform aspects of the put option in that 2011 Securities Purchase Agreement to terms of the Put Option in the 2015 Securities Purchase Agreement. The Company also issued an additional 1,583,335 warrants to its investors under the antidilution provision of 2011 Warrant Agreements under the Securities Purchase Agreement. Concurrently its investors agreed on certain amendments of the warrants to eliminate the antidilution rights for future transactions, by extending the term of the warrants  by one year, and adjusting the exercise price to $0.40 as an incentive to remove the antidulution rights. This resulted in a modification charge of $413,521.

The Company and its investors have  amended and restated its Securities Purchase Agreement dated January 28, 2013 (the "2013 Securities Purchase Agreement") to conform aspects of the put option in that 2013 Securities Purchase Agreement to the Put Option in the 2015 Securities Purchase Agreement. The Company issued an additional 1,209,001 warrants to investors under the antidilution provision of 2013 Warrant Agreements under the Securities Purchase Agreement. Concurrently its investors agree on certain amendments of these warrants to eliminate the antidilution rights for future transactions, by extending the term of the warrant  by one year and adjusting the exercise price to $0.40 as an incentive to remove the antidilution rights. This resulted in a modification charge of $172,344.

On April 24, 2015, the Company filed an amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, which increased the total number of shares of common stock the Company is authorized to issue to 200,000,000 from 125,000,000.

The Company had accounted for the warrants issued in connection with the April 2011 Private Placement and January 2013 Private Placement as a liability based on the exercise price reset provisions described above. This liability, which was recorded at fair value on the accompanying consolidated balance sheets, totaled $1.6 million at the time of the close of the March 2015 Private Placement Agreement. Due to the amendments noted above, the liability has been reclassified to equity as shown in note 1 above. As of April 30, 2015 and 2014, the fair value of these warrants was nil and $2.01 million, respectively. The change in fair value of these warrants prior to the amendments noted above was recognized as other income (expense) on the Company’s consolidated statements of operations. The fair value of these warrants was calculated by the Monte Carlo simulation valuation method. Assumptions used to calculate the fair value of these warrants were as follows:

	Year Ended April 30,
	2015	2014

Expected term in years	1.1 - 4.9	1.9 - 3.7
Risk-free interest rates	0.5% - 1.76%	0.4% - 1.17%
Volatility	73% - 107%	95% - 113%
Dividend yield	0%	0%

The Company estimated the volatility based upon the applicable look-back periods or historical volatility observed for the Company. For the Risk-free rate the Company used the yield on a T-bill with maturity closest to the expected time to the warrant expiration.

CHAMPIONS ONCOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition to the assumptions above, the Company also took into consideration the probability of the Company’s participation in another round of financing, the type of such financing and the range of the stock price for the financing at that time.

Note 8. Provision for Income Taxes

The components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended April 30, 2015
	Federal	State	Foreign	Total

Current	$-	$3	$124	$127
Deferred	(25,948)	(1,771)	8	(27,711)
Change in valuation allowance	25,948	1,771	(8)	27,711

Total	$-	$3	$124	$127

	Year Ended April 30, 2014
	Federal	State	Foreign	Total

Current	$-	$5	$12	$17
Deferred	(2,015)	(148)	-	(2,163)
Change in valuation allowance	2,015	148	-	2,163

Total	$-	$5	$12	$17

A reconciliation between the Company’s effective tax rate and the United States statutory tax rate for the years ended April 30, 2015 and 2014 is as follows:

	Year Ended April 30,
	2015	2014

Federal income tax at statutory rate	34.0%	34.0%
State income tax, net of federal benefit	2.6	2.1
Permanent differences	0.9	(5.6)
Increase in uncertain tax position	(0.8)	-
Other	(6.9)	(2.1)
Change in valuation allowance	(30.8)	(27.2)
Changes in tax rates	-	(1.4)

Income tax expense	(1.1)%	(0.2)%

CHAMPIONS ONCOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities as of April 30, 2015 and 2014 consist of the following (in thousands):

	As of April 30,
	2015	2014

Accrued liabilities	$21	$38
Depreciation and amortization	-	9
State taxes	1	1
Stock-based compensation expense	4,803	4,511
Capitalized research and development costs	433	556
Foreign net operating loss carry-forward	235	244
Net operating loss carry-forward	9,719	5,608

Total deferred tax assets	15,212	10,968
Less: Valuation allowance	(15,212)	(10,968)

Net deferred tax asset	$-	$-

Management has evaluated the available evidence about future tax planning strategies, taxable income and other possible sources of realization of deferred tax assets and has established a full valuation allowance against its net deferred tax assets as of April, 30, 2015 and 2014.  For the years ended April 30, 2015 and 2014, the Company recorded a valuation allowance of $14.9 million and $11.0 million, respectively.

As of April 30, 2015 and 2014, the Company’s estimated U.S. net operating loss carry-forwards were approximately $26 million and $15 million, respectively, which will begin expiring in 2022 for federal and 2017 for state purposes.  As of April 30, 2015 and 2014, the Company’s foreign net operating loss carry-forward was approximately $1million for both periods, respectively, which have an unlimited carryforward period. A valuation allowance has been recorded against all of these losses due to continued overall losses.

The Company may be subject to the net operating loss provisions of Section 382 of the Internal Revenue Code. Due to the company's funding transaction, the company may have triggered a net operating loss limitation under Internal Revenue Code §382. The company has not calculated if an ownership change has occurred. The effect of an ownership change would be the imposition of an annual limitation on the use of NOL carryforwards attributable to periods before the change. The amount of the annual limitation depends upon the value of the Company immediately before the change, changes to the Company’s capital during a specified period, and the federal published interest rate.

The Company has made no provision for U.S. taxes on the cumulative earnings of foreign subsidiaries as those earnings are intended to be reinvested for an indefinite period of time.  Upon distribution of these earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes and foreign withholding taxes.  It is not practical, however, to estimate the amount of taxes that may be payable on the eventual repatriation of these earnings.

The Company files income tax returns in various jurisdictions with varying statues of limitations.  As of April 30, 2015, the earliest tax year still subject to examination for state purposes is fiscal 2012.  The Company’s tax years for periods ending April 30, 2001 and forward are subject to examination by the United States and certain states due to the carry-forward of unutilized net operating losses.

The following table indicates the changes to the Company’s uncertain tax positions for the period and years ended April 30, 2015 and 2014 in thousands:

	Year Ended April 30,
	2015	2014

Balance, beginning of the year	$-	$-
Addition based on tax positions related to prior years	21	-
Addition based on tax positions related to current year	79	-

Balance, end of year	$100	$-

As of April 30, 2015 the above amount of $100,000 was included in other long-term liabilities.

Note 9. Related Party Transactions

Related party transactions include transactions between the Company and its shareholders, management, or affiliates.  The following transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

Consulting Services

During the years ended April 30, 2015 and 2014, the Company paid a member of its Board of Directors $62,500 and $150,000, respectively, for consulting services unrelated to their duties as board members. During the years ended April 30, 2015 and 2014, the Company paid a board member’s company $3,700 and $15,800, respectively, for consulting services. All of the amounts paid to these related parties have been recognized in expense in the period the services were performed.

CHAMPIONS ONCOLOGY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Private Placement

During the year ended April 30, 2015, the Company sold an aggregate of 5,421,053 shares of common stock at a price of $0.40 per share and warrants to purchase an aggregate of 2,981,519 additional shares of common stock at an exercise price of $0.48 per share to two of its officers and directors in the March 2015 Private Placement. The proceeds of this sale were from the convertible promissory notes that were entered into on December 1, 2014 between the Company and two of its executive officers as described further in Note 7 above.

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

Year Ended April 30, 2015	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$1,663	$7,200	$-	$8,863
Direct cost of services	(2,711)	(4,877)	-	(7,588)
Sales and marketing costs	(1,514)	(2,208)	-	(3,722)
Other operating expenses	-	(4,493)	(3,136)	(7,729)
Stock compensation expense (1)	-	-	(3,162)	(3,162)

Segment profit (loss)	$(2,562)	$(4,378)	$(6,298)	$(13,238)

Year Ended April 30, 2014	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$2,264	$9,286	$-	$11,550
Direct cost of services	(2,667)	(3,496)	-	(6,163)
Sales and marketing costs	(1,723)	(1,080)	-	(2,803)
Other operating expenses	-	(2,209)	(3,828)	(6,037)
Stock compensation expense (1)	-	-	(2,807)	(2,807)

Segment loss	$(2,126)	$2,501	$(6,635)	$(6,260)

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

