Form 10-Q
period 2015-07-31
CHAMPIONS ONCOLOGY, INC.
filed 2015-09-11
CIK 771856

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2015

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-17263

CHAMPIONS ONCOLOGY, INC.

(Exact name of registrant as defined in its charter)

Delaware	52-1401755
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One University Plaza, Suite 307
Hackensack, New Jersey	07601
(Address of principal executive offices)	(Zip Code)

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

The number of Common Shares of the Registrant outstanding as of August 31, 2015 was 8,702,237.

DOCUMENTS INCORPORATED BY REFERENCE - None

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHAMPIONS ONCOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	July 31,	April 30,
	2015	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,760	$9,357
Accounts receivable, net	1,458	1,060
Prepaid expenses and other current assets	366	346

Total current assets	8,584	10,763

Restricted cash	150	163
Property and equipment, net	445	452
Goodwill	669	669

Total assets	$9,848	$12,047

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,436	$1,414
Accrued liabilities	416	373
Deferred revenue	1,907	2,009

Total current liabilities	3,759	3,796

Other Non-current liability	186	192

Total liabilities	3,945	3,988

Stockholders' equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 8,963,590 shares issued and 8,702,237 shares outstanding as of July 31, 2015 and April 30, 2015, respectively	9	9
Treasury stock, at cost, 269,686 common shares as of July 31, 2015 and April 30, 2015	(1,252)	(1,252)
Additional paid-in capital	62,079	61,322
Accumulated deficit	(54,933)	(52,020)

Total stockholders' equity	5,903	8,059

Total liabilities and stockholders' equity	$9,848	$12,047

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands Except Per Share Amounts)

	Three Months Ended
	July 31,
	2015	2014
Operating revenue:
Personalized oncology solutions	$485	$341
Translational oncology solutions	2,337	1,571

Total operating revenue	2,822	1,912

Costs and operating expenses:
Cost of personalized oncology solutions	661	757
Cost of translational oncology solutions	1,612	965
Research and development	1,100	1,423
Sales and marketing	1,029	1,034
General and administrative	1,317	1,462

Total costs and operating expenses	5,719	5,641

Loss from operations	(2,897)	(3,729)

Other (expense) income:
Change in fair value of warrant liability	-	155
Other (expense)/income, net	(10)	31

Total other (expense) income	(10)	186

Loss before provision for income taxes	(2,907)	(3,543)
Provision for income taxes	6	5

Net loss	$(2,913)	$(3,548)

Net loss per common share outstanding
basic	$(0.33)	$(0.64)
and diluted	$(0.33)	$(0.64)

Weighted average common shares outstanding
basic	8,702,237	5,573,822
and diluted	8,702,237	5,819,657

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Three Months Ended
	July 31,
	2015	2014
Operating activities:
Net loss	$(2,913)	$(3,548)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	775	808
Depreciation expense	37	56
Change in fair value of warrant liability	-	(155)
Changes in operating assets and liabilities:
Accounts receivable	(398)	400
Prepaid expenses and other current assets	(20)	(73)
Restricted cash	13	-
Accounts payable	22	347
Accrued liabilities	43	(196)
Deferred revenue	(102)	(427)

Net cash used in operating activities	(2,543)	(2,788)

Investing activities:
Purchase of property and equipment	(29)	(33)

Net cash used in investing activities	(29)	(33)

Financing activities:
Payment of issuance costs related to 2015 Private Placement	(18)	-
Capital lease payments	(7)	-

Net cash used in financing activities	(25)	-

Exchange rate effect on cash and cash equivalents	-	(18)

Decrease in cash and cash equivalents	(2,597)	(2,839)
Cash and cash equivalents, beginning of period	9,357	9,561

Cash and cash equivalents, end of period	$6,760	$6,722

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

The Company has three operating subsidiaries: Champions Oncology (Israel), Limited, Champions Biotechnology U.K., Limited and Champions Oncology Singapore, PTE LTD. For the three months ended July 31, 2015 and 2014, there were no material revenues earned by these subsidiaries.

The Company’s foreign subsidiaries functional currency is the U.S. dollar. Transaction gains and losses are recognized in earnings. The Company is subject to foreign exchange rate fluctuations in connection with the Company’s international operations.

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission or the SEC. All significant intercompany transactions and accounts have been eliminated. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States or GAAP has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in the Company’s annual consolidated financial statements for the year ended April 30, 2015, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 30, 2015.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reverse Stock Split

On October 15, 2013, the Shareholders of the Company authorized our Board of Directors to effect a reverse stock split of all outstanding shares of common stock, warrants and options. The Board of Directors subsequently approved the implementation of a reverse stock split as a ratio of one-for-twelve shares, which became effective on August 12, 2015. All share and per share data in these condensed consolidated financial statements and related notes hereto have been retroactively adjusted to the account for the effect of the reverse stock split for the three month periods ended July 31, 2015 and 2014, respectively and the balance sheet at July 31, 2015 and April 30, 2015.

Earnings Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock plus dilutive potential common stock considered outstanding during the period. Such dilutive shares consist of incremental shares that would be issued upon exercise of the Company’s common stock purchase warrants and stock options. Due to the net losses for the three months ended July 31, 2015 and 2014, basic and dilutive loss per share were the same, as the effect of potentially dilutive securities would have been anti-dilutive.

	Three Months Ended
	July 31,
	2015	2014
Basic loss per share computation
Net loss attributable to common stockholders	$(2,913,101)	$(3,547,883)
Weighted Average common shares – basic	8,702,237	5,573,822
Basic net loss per share	$(0.33)	$(0.64)

Diluted loss per share computation
Net loss attributable to common stockholders	$(2,913,101)	$(3,547,883)
Less: Gain on derivative warrant liability	-	155,634
Loss available to common stockholders	$(2,913,101)	$(3,703,517)

Weighted Average common shares	8,702,237	5,573,822
Incremental shares from assumed exercise of warrants and stock options	-	245,739
Adjusted weighted average share – diluted	8,702,237	5,819,561

Diluted net loss per share	$(0.33)	$(0.64)

The following table reflects the total potential share-based instruments outstanding at July 31, 2015 and 2014 that could have an effect on the future computation of dilution per common share:

	July 31,
	2015	2014

Stock options	2,014,507	1,948,524
Warrants	2,109,840	273,056

Total common stock equivalents	4,124,347	2,221,580

Liquidity

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our sales of products and services, cash and cash equivalents, working capital management, and proceeds from certain private placements of our securities. As of July 31, 2015, we had positive working capital of $4.8 million and cash and cash equivalents on hand of $6.8 million. We believe that our cash and cash equivalents on hand at July 31, 2015 are adequate to fund our operations through at least May 31, 2016. However, in order for us to continue as a going concern beyond this point, we may need to obtain capital from external sources. If we are unable to obtain additional financing, we may be required to reduce the scope of, or delay or eliminate, some of our research and development and other activities, which could harm our financial condition and operating results. Financing may not be available on acceptable terms or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate our business.

Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements.  In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established.  The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change. As of July 31, 2015 and 2014, the Company provided a valuation allowance for all net deferred tax assets, as recovery is not more likely than not based on an insufficient history of earnings.

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

The Company reflects tax benefits only if it is more likely than not that we will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  The Company has $100,000 of unrecognized tax benefits as of July 31, 2015 and April 30, 2015, respectively.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at July 31, 2015 and April 30, 2015, and has not recognized interest and/or penalties in the statement of operations for either period. We do not anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.

The income tax provision for the three months ended July 31, 2015 and 2014 was $6,000 and $5,000, respectively.

Note 2. Property and Equipment

Property and equipment is recorded at cost and consists of laboratory equipment, furniture and fixtures, and computer hardware and software. Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets ranging from three to seven years. Property and equipment consisted of the following (table in thousands):

	July 31,	April 30,
	2015	2015
	(unaudited)
Furniture and fixtures	$70	$70
Computer equipment and software	698	685
Laboratory equipment	510	493
Leasehold improvements	2	2

Total property and equipment	1,281	1,250
Less: Accumulated depreciation	(836)	(798)

Property and equipment, net	$445	$452

Depreciation expense was $37,000 and $56,000 for the three months ended July 31, 2015 and 2014, respectively. As of July 31, 2015 and April 30, 2015, property, plant and equipment included assets held under capital lease of $124,000. Related depreciation expense was $6,000 and nil, respectively, for the three months ended July 31, 2015 and 2014.

Capital Lease

In November 2014, the Company entered into a lease for laboratory equipment. The lease is a capital lease that has costs of approximately $149,000 through November 2019. The current monthly capital lease payment is approximately $3,000.

The following is a schedule by years of future minimum lease payments under this capital lease together with the present value of the net minimum lease payments as of July 31, 2015 (table in thousands):

For the Years Ended April 30,	2016	$17
	2017	24
	2018	25
	2019	27
	2020	16

Total minimum lease payments		$109
Less: current maturity		(23)
Long-term maturity		86

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

Stock-based compensation in the amount of $775,000 and $808,000 was recognized for the three months ended July 31, 2015 and 2014, respectively. Stock-based compensation expense was recognized as follows (table in thousands):

	Three Months Ended
	July 31,
	2015	2014

General and administrative	$438	$543
Sales and marketing	120	154
Research and development	167	105
TOS cost of sales	24	2
POS cost of sales	26	4

Total stock-based compensation expense	$775	$808

Stock Option Grants

Black-Scholes assumptions used to calculate the fair value of options granted during the three months ended July 31, 2015 and 2014 were as follows:

	Three Months Ended
	July 31,
	2015	2014

Expected term in years	5 - 6	2.5 - 6
Risk-free interest rates	1.57% - 1.774%	0.95% - 2.24%
Volatility	87.8% - 92.8%	94.08% - 102.5%
Dividend yield	0%	0%

The weighted average fair value of stock options granted during the three months ended July 31, 2015 and 2014 was $4.85 and $8.28, respectively. The Company’s stock options activity for the three months ended July 31, 2015 is as follows:

					Weighted
				Weighted	Average
		Directors		Average	Remaining	Aggregate
	Non-	and		Exercise	Contractual	Intrinsic
	Employees	Employees	Total	Price	Life (Years)	Value

Outstanding, May 1, 2015	57,917	1,946,085	2,004,002	$5.74	6.7	$4,166,000
Granted	-	73,333	73,333	6.82	9.7
Exercised	-	-	-	-
Forfeited	-	(31,161)	(31,161)	5.73
Expired	(6,667)	(25,000)	(31,667)	9.24

Outstanding, July 31, 2015	51,250	1,963,257	2,014,507	5.72	6.6	$1,457,000

Vested and expected to vest as of July 31, 2015	51,250	1,963,257	2,014,507	5.72	6.6	$1,457,000

Exercisable as of July 31, 2015	34,271	1,522,517	1,556,788	5.90	6.0	$1,093,000

Included in the balances outstanding in the table above are 224,663 options (which vest based on service criteria) granted to the Company’s Chief Executive Officer and its President as of November 5, 2013 as part of their new employment agreements. In addition to the above, there are 224,663 additional options granted to the Company’s Chief Executive Officer and President which vest based on both service and performance criteria.  The service-based conditions of these options provide for vesting to occur monthly over a period of three years.  The service-based options, like all of the Company’s service-based options, are expensed on a straight-line basis.  Since the straight-line method is not available for performance or market-based share-based payments, the 224,663 performance-based options will be expensed on an accelerated basis once the Company determines it is probable that the performance-based conditions will be met.

Stock Purchase Warrants

As of July 31, 2015 and April 30, 2015, the Company had warrants outstanding for the purchase of 2,109,840 shares of its common stock, all of which were exercisable. Of these warrants, 1,849,285 were issued in connection with the March 2015 Private Placement as further discussed in Note 7 in the Company’s Form 10K for the fiscal year ended April 30, 2015. Activity related to these warrants, which expire at various dates through January 2019, is summarized as follows:

Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, May 1, 2015	2,109,840	$5.82	4.6	$3,247,604
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-

Outstanding, July 31, 2015	2,109,840	$5.82	4.4	$223,387

Note 4. Related Party Transactions

Related party transactions include transactions between the Company and its shareholders, management, or affiliates.  The following transactions were in the normal course of operations and were measured and recorded at the exchange amount, which is the amount of consideration established and agreed to by the parties.

Consulting Services

During the three months ended July 31, 2015 and 2014, the Company paid a member of its Board of Directors $18,000 and $37,500, respectively, for consulting services unrelated to his duties as a board member. During the three months ended July 31, 2015 and 2014, the Company paid a board member’s company $5,900 and nil, respectively, for consulting services. All of the amounts paid to these related parties have been recognized and expensed in the period the services were performed.

Note 5. Commitments and Contingencies

Operating Leases

As of July 31, 2015, we lease the following facilities under non-cancelable operating lease agreements:

•	One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in November 2016. The Company recognized $21,000 of rental costs relative to this lease for each of the three months ended July 31, 2015 and 2014, respectively.

•	855 North Wolfe Street, Suite 619, Baltimore, Maryland 21205, which consists of laboratories and office space where the Company conducts operations related to its primary service offerings. This lease expires June 2016. The Company recognized $20,000 and $22,000 of rental costs relative to this lease for three months ended July 31, 2015 and 2014, respectively.

•	57 Mohamed Sultan Road, Singapore, which serves as office headquarters for Champions Oncology, Singapore. The lease expired in January 2015. The Company has not renewed this lease. We incurred nil and $1,300 of rental expense for the three months ended July 31, 2015 and 2014, respectively.

•	450 East 29th Street, New York, New York, 10016, which is a laboratory at which we implant tumors. We incurred $11,600 of rental expense for each of the three months ended July 31, 2015 and 2014, respectively. The lease expires in September 2016 and can be renewed by the Company for subsequent one year terms.

Legal Matters

The Company is not currently party to any legal matters to its knowledge. The Company is not aware of any other matters that would have a material impact on the Company’s financial position or results of operations.

Registration Payment Arrangements

The Company has entered into an Amended and Restated Registration Rights Agreement in connection with the March 2015 Private Placement and is discussed more fully in Note 7 in the Company’s Form 10K for the fiscal year ended April 30, 2015. This Amended and Restated Registration Rights Agreement contains provisions that may call for the Company to pay penalties in certain circumstances. This registration payment arrangement primarily relates to the Company’s ability to file a registration statement within a particular time period, have a registration statement declared effective within a particular time period and to maintain the effectiveness of the registration statement for a particular time period. The Company does not believe it is probable that penalty payments will be made for the Amended and Restated Registration Rights Agreement discussed in Note 7 in the Company’s Form 10K for the fiscal year ended April 30, 2015 and, accordingly, has not accrued for such potential penalties as of July 31, 2015.

Note 6. Teva Agreement

On July 30, 2013, the Company entered into an agreement with Teva Pharmaceutical Industries Ltd., pursuant to which the Company agreed to conduct TumorGraft studies on multiple proprietary chemical compounds provided by Teva to determine the activity or response of these compounds in potential clinical indications. Under the agreement, Teva agreed to pay an upfront payment and, under certain conditions, pay the Company various amounts upon achieving certain milestones, based on the performance of the compounds in preclinical testing and dependent upon testing the compound in clinical settings and obtaining FDA approval. In addition, Teva agreed to pay the Company royalties on any commercialized products developed under the agreement. This agreement terminated a prior collaborative agreement between Cephalon, Inc. a wholly-owned subsidiary of Teva, and the Company. Revenue recognized related to this agreement for the three months ended July 31, 2015 and 2014, was $24,000 and $322,000, respectively.

Note 7. Fair Value

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company currently has no assets or liabilities measured at fair value on a recurring basis.

Note 8. Segment Information

The Company operates in two reportable segments, POS and TOS. The accounting policies of the Company’s segments are the same as those described in Note 2 of the Company’s annual financial statements for the year ended April 30, 2015, as filed on Form 10-K. The Company evaluates performance of its segments based on profit or loss from operations before stock compensation expense, depreciation and amortization, interest expense, interest income, gain on sale of assets, special charges or benefits, and income taxes (“segment profit”). Management uses segment profit information for internal reporting and control purposes and considers it important in making decisions regarding the allocation of capital and other resources, risk assessment, and employee compensation, among other matters. The following tables summarize, for the periods indicated, operating results by reportable segment (table in thousands):

Three Months Ended July 31, 2015	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$485	$2,337	$-	$2,822
Direct cost of services	(634)	(1,588)	-	(2,222)
Sales and marketing costs	(332)	(577)	-	(909)
Other operating expenses	-	(933)	(880)	(1,813)
Stock- based compensation expense (1)	-	-	(775)	(775)

Segment loss	$(481)	$(761)	$(1,655)	$(2,897)

Three Months Ended July 31, 2014	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$341	$1,571	$-	$1,912
Direct cost of services	(753)	(963)	-	(1,716)
Sales and marketing costs	(451)	(428)	-	(879)
Other operating expenses	-	(1,318)	(920)	(2,238)
Stock- based compensation expense (1)	-	-	(808)	(808)

Segment loss	$(863)	$(1,138)	$(1,728)	$(3,729)

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

Note 9. Subsequent Events

On August 21, 2015, the Company was approved for listing its common stock on The NASDAQ Capital Market. The Company’s common stock began trading at the opening of trading on August 21, 2015 under the trading symbol "CSBR."

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the condensed consolidated financial statements and related notes that appear elsewhere in this report and our most recent annual report for the year ended April 30, 2015, as filed on Form 10-K.

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

Forward-looking statements speak only as of the date the statements are made. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2015, as updated in our subsequent reports filed with the SEC, including any updates found in Part II, Item 1A of this or other reports on Form 10-Q. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

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

Operating Results

The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Three Months Ended July 31,
		% of		% of	%
	2015	Revenue	2014	Revenue	Change
Operating revenue:
Personalized oncology solutions	$485	17.2%	$341	17.8%	42.2%
Translational oncology solutions	2,337	82.8	1,571	82.2	48.8

Total operating revenue	2,822	100.0	1,912	100.0	47.6

Costs and operating expenses:
Cost of personalized oncology solutions	661	23.4	757	39.6	(12.7)
Cost of translational oncology solutions	1,612	57.1	965	50.5	67.0
Research and development	1,100	39.0	1,423	74.4	(22.7)
Sales and marketing	1,029	36.5	1,034	54.1	(0.5)
General and administrative	1,317	46.7	1,462	76.5	(9.9)

Total costs and operating expenses	5,719	202.7	5,641	295.0	1.4

Operating loss	$(2,897)	(102.7)%	$(3,729)	(195.0)%	(22.3)

Operating Revenues

Operating revenues were $2.8 million and $1.9 million for the three months ended July 31, 2015 and 2014, respectively, an increase of $892,000 or 46.7%.

POS revenues were $485,000 and $341,000 for the three months ended July 31, 2015 and 2014, respectively, an increase of $144,000, or 42.2%. Core revenue from its TumorGraft platform decreased $16,000 or (4.9%). This decrease is due to a 21.6% decline in implant revenue offset by a 6.3% increase in panel revenue. Non-core revenue increased $160,000.

TOS revenues were $2.3 million and $1.6 million for the three months ended July 31, 2015 and 2014, respectively, an increase of $766,000, or (48.8%). The increase is due to increased bookings in prior quarters due to the expansion of the TOS sales force and growth of the platform.

Cost of Personalized Oncology Solutions

Cost of POS for the three months ended July 31, 2015 and 2014 was $661,000 and $757,000, respectively, a decrease of $96,000, or (12.7%).  For the three months ended July 31, 2015 and 2014, gross margins for POS were (36.3%) and (122%), respectively. The improvement in gross margin is attributed to the increase in higher margin, non-core revenue and cost reductions in the core business.

Cost of Translational Oncology Solutions

Cost of TOS for the three months ended July 31, 2015 and 2014 was $1.6 million and $965,000, respectively, an increase of $681,000, or 67%.  For the three months ended July 31, 2015 and 2014, gross margins for TOS were 31% and 38.6%, respectively.

Research and Development

Research and development expenses for the three months ended July 31, 2015 and 2014 was $1.1 million and $1.4 million, respectively, a decrease of $323,000, or (22.7%). The decrease is due to lower one-time expenses in genomic characterization of our TumorBank.

Sales and Marketing

Sales and marketing expenses for both the three months ended July 31, 2015 and 2014 were $1.0 million, respectively.

General and Administrative

General and administrative expenses for the three months ended July 31, 2015 and 2014 were $1.3 million and $1.46 million, respectively, a decrease of $146,000, or (9.9%). The decline is mainly due to a decrease in stock based compensation expense of $105,000.

Other Income (Expense)

Other income (expense) for the three months ended July 31, 2015 and 2014 was ($10,000) and $186,000, a decrease in income of $196,000.  The change is mainly due to $155,000 gain on fair value of warrants that were accounted for as liabilities in Q1 2015 which have been reclassified into equity. See the Company’s annual form 10K, footnote 7, filed on July 29, 2015 for further discussion.

Inflation

Inflation does not have a meaningful impact on the results of our operations.

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our sales of products and services, cash and cash equivalents, working capital management, and proceeds from certain private placements of our securities. As of July 31, 2015, we had positive working capital of $4.8 million and cash and cash equivalents on hand of $6.8 million. We believe that our cash and cash equivalents on hand at July 31, 2015 are adequate to fund our operations through at least May 31, 2016. However, in order for us to continue as a going concern beyond this point, we may need to obtain capital from external sources. If we are unable to obtain additional financing, we may be required to reduce the scope of, or delay or eliminate, some of our research and development and other activities, which could harm our financial condition and operating results. Financing may not be available on acceptable terms or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate our business.

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash used in operating activities was $2.6 million and $2.8 million for the three months ended July 31, 2015 and 2014, respectively, a decrease of $200,000.

Cash Flows from Investing Activities

Net cash used in investing activities was $29,000 and $33,000 for the three months ended July 31, 2015 and 2014, respectively.  These cash flows primarily relate to the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash used in financing activities was $25,000 and nil for the three months ended July 31, 2015 and 2014, respectively.  These cash flows relate to issuance costs related to 2015 private placement and capital lease payments.

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to apply methodologies and make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates of the Company include, among other things, accounts receivable realization, revenue recognition (replacement of licensed tumors), valuation allowance for deferred tax assets, valuation of goodwill, and stock compensation and warrant assumptions. Actual results could differ from those estimates. The Company’s critical accounting policies are summarized in the Company’s Annual Report on Form 10-K, filed with the SEC on July 29, 2015.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We may not be able to meet our cash requirements beyond May 31, 2016 without obtaining additional capital from external sources, and if we are unable to do so, we may not be able to continue as a going concern.

As of July 31, 2015, we had working capital of $4.8 million and cash and cash equivalents of $6.8 million. We believe that our cash and cash equivalents on hand at July 31, 2015 are adequate to fund our operations through at least May 31, 2016. However, in order for us to continue as a going concern beyond this point, we may need to obtain capital from external sources.

We have generated net losses for our past recent history. For the years ended April 30, 2015 and 2014, the Company had a net loss of approximately $13.1 million and $7.4 million, respectively, and for the three months ended July 31, 2015, we had a net loss of $2.9 million.  We may not be able to continue as a going concern without additional financing. Even if we do raise sufficient capital to support our operating expenses beyond May 31, 2016, there can be no assurances that the proceeds raised will be sufficient to enable our business to a level where it will generate profits from operations. Currently, the Company derives revenue from POS products and TOS products, while pursuing efforts to further develop bioinformatics from its TumorBank and its TumorGraft Technology Platform.  In addition, we are building our sales and marketing operations to grow our TOS and POS products.  Accordingly, we expect to generate operating losses in the future until such time as we are able to generate significantly more revenue.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Exhibit
31.1	8650 Section 302 Certification of Chief Executive Officer
31.2	8650 Section 302 Certification of Vice President, Finance
32.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data files providing financial information from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended July 31, 2015 in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets, July 31, 2015 and April 30, 2015, (ii) Consolidated Statements of Operations and Comprehensive Loss for the three months ended July 31, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the three months ended July 31, 2015 and 2014, and (v) Notes to Unaudited Condensed Consolidated Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPIONS ONCOLOGY, INC. (Registrant)

Date: September 11, 2015	By:	/s/ Joel Ackerman
Joel Ackerman
Chief Executive Officer (principal executive officer)

Date: September 11, 2015	By:	/s/ David Miller
David Miller
Vice President, Finance (principal financial officer)

