Form 10-Q
period 2015-10-31
CHAMPIONS ONCOLOGY, INC.
filed 2015-12-15
CIK 771856

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2015
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-11504

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

The number of Common Shares of the Registrant outstanding as of December 11, 2015 was 8,702,237.

DOCUMENTS INCORPORATED BY REFERENCE - None

INDEX TO FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2015

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHAMPIONS ONCOLOGY, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Per Share Amounts)

	October 31,	April 30,
	2015	2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,157	$9,357
Accounts receivable, net	1,891	1,060
Prepaid expenses and other current assets	295	346

Total current assets	6,343	10,763

Restricted cash	150	163
Property and equipment, net	420	452
Goodwill	669	669

Total assets	$7,582	$12,047

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,338	$1,414
Accrued liabilities	283	373
Deferred revenue	1,644	2,009

Total current liabilities	3,265	3,796

Other non-current liability	215	192

Total liabilities	3,480	3,988

Commitments and Contingencies

Stockholders' equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 8,963,590 shares issued and 8,702,237 shares outstanding as of October 31, 2015 and April 30, 2015, respectively	9	9
Treasury stock, at cost, 269,686 common shares as of October 31, 2015 and April 30, 2015	(1,252)	(1,252)
Additional paid-in capital	62,826	61,322
Accumulated deficit	(57,481)	(52,020)

Total stockholders' equity	4,102	8,059

Total liabilities and stockholders' equity	$7,582	$12,047

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
Operating revenue:
Personalized oncology solutions	$486	$452	$971	$792
Translational oncology solutions	2,485	1,430	4,822	3,001

Total operating revenue	2,971	1,882	5,793	3,793

Costs and operating expenses:
Cost of personalized oncology solutions	568	759	1,228	1,516
Cost of translational oncology solutions	1,443	960	3,056	1,924
Research and development	919	1,249	2,019	2,663
Sales and marketing	834	1,203	1,863	2,246
General and administrative	1,700	1,377	3,017	2,831

Total costs and operating expenses	5,464	5,548	11,183	11,180

Loss from operations	(2,493)	(3,666)	(5,390)	(7,387)

Other (expense) income:
Change in fair value of warrant liability	-	625	-	781
Other (expense)	(14)	(27)	(24)	(63)

Total other (expense) income	(14)	598	(24)	718

Loss before provision for income taxes	(2,507)	(3,068)	(5,414)	(6,669)
Provision for income taxes	41	10	47	15

Net loss	$(2,548)	$(3,078)	$(5,461)	$(6,684)

Net loss per common share outstanding
basic	$(0.29)	$(0.55)	$(0.63)	$(1.20)
and diluted	$(0.29)	$(0.65)	$(0.63)	$(1.32)
Weighted average common shares outstanding
basic	8,702,237	5,573,944	8,702,237	5,573,853
and diluted	8,702,237	5,654,610	8,702,237	5,654,519

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

	Six Months Ended
	October 31,
	2015	2014
Operating activities:
Net loss	$(5,461)	$(6,684)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,523	1,627
Depreciation expense	76	110
Provision for bad debts	34	-
Change in fair value of warrant liability	-	(781)
Changes in operating assets and liabilities:
Accounts receivable	(865)	210
Prepaid expenses and other current assets	51	(10)
Restricted cash	13	1
Accounts payable	(76)	651
Accrued liabilities	(90)	(40)
Other non-current liability	35	-
Deferred revenue	(367)	(331)

Net cash used in operating activities	(5,127)	(5,247)

Investing activities:
Purchase of property and equipment	(44)	(71)

Net cash used in investing activities	(44)	(71)

Financing activities:
Payment of issuance costs related to 2015 Private Placement	(18)	-
Capital lease payments	(11)	-
Proceeds from exercise of options	-	2

Net cash (used in)/provided by financing activities	(29)	2

Decrease in cash and cash equivalents	(5,200)	(5,316)
Cash and cash equivalents, beginning of period	9,357	5,891

Cash and cash equivalents, end of period	$4,157	$575

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

The Company has three operating subsidiaries: Champions Oncology (Israel), Limited, Champions Biotechnology U.K., Limited and Champions Oncology Singapore, PTE LTD. For the three and six months ended October 31, 2015 and 2014, there were no material revenues earned by these subsidiaries.

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

Liquidity

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our sales of products and services, cash and cash equivalents, working capital management, and proceeds from certain private placements of our securities. As of October 31, 2015, we had positive working capital of $3.1 million and cash and cash equivalents on hand of $4.2 million. We believe that our cash and cash equivalents on hand at October 31, 2015 are adequate to fund our operations through at least December 31, 2016. However, in order for us to continue as a going concern beyond this point, we may need to obtain capital from external sources. If we are unable to obtain additional financing, we may be required to reduce the scope of, or delay or eliminate, some of our research and development and other activities, which could harm our financial condition and operating results. Financing may not be available on acceptable terms or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that could restrict our ability to operate our business.

Reverse Stock Split

On October 15, 2013, the shareholders of the Company authorized our Board of Directors to effect a reverse stock split of all outstanding shares of common stock, warrants and options. The Board of Directors subsequently approved the implementation of a reverse stock split at a ratio of one-for-twelve shares, which became effective on August 12, 2015. All share and per share data in these condensed consolidated financial statements and related notes hereto have been retroactively adjusted to account for the effect of the reverse stock split.

Earnings Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock plus dilutive potential common stock considered outstanding during the period. Such dilutive shares consist of incremental shares that would be issued upon exercise of the Company’s common stock purchase warrants and stock options. For the three and six months ended October 31, 2015, basic and dilutive loss per share were the same, as the potentially dilutive securities did not have a dilutive effect. Although there were net losses for the three and six months ended October 31, 2014, the gain from the change in fair value of the warrant liability for these periods had a dilutive effect on earnings per share.

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2015	2014	2015	2014
Basic loss per share computation
Net loss attributable to common stockholders	$(2,548,000)	$(3,078,000)	$(5,461,000)	$(6,684,000)
Weighted Average common shares – basic	8,702,237	5,573,944	8,702,237	5,573,853
Basic net loss per share	$(0.29)	$(0.55)	$(0.63)	$(1.20)

Diluted loss per share computation
Net loss attributable to common stockholders	$(2,548,000)	$(3,078,000)	$(5,461,000)	$(6,684,000)
Less: Gain on derivative warrant liability	-	624,993	-	780,627
Loss available to common stockholders	$(2,548,000)	$(3,702,993)	$(5,461,000)	$(7,464,627)

Weighted Average common shares	8,702,237	5,573,944	8,702,237	5,573,853
Incremental shares from assumed exercise of warrants and stock options	-	80,666	-	80,666
Adjusted weighted average share – diluted	8,702,237	5,654,610	8,702,237	5,654,519

Diluted net loss per share	$(0.29)	$(0.65)	$(0.63)	$(1.32)

The following table reflects the total potential share-based instruments outstanding at October 31, 2015 and 2014 that could have an effect on the future computation of dilution per common share:

	October 31,
	2015	2014

Stock options	1,977,761	2,021,393
Warrants	2,109,840	260,556
Total common stock equivalents	4,087,601	2,281,949

Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements.  In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established.  The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change. As of October 31, 2015 and 2014, the Company provided a valuation allowance for all net deferred tax assets, as recovery is not more likely than not based on an insufficient history of earnings.

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

The Company reflects tax benefits only if it is more likely than not that we will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  The Company has $135,000 and $100,000 of unrecognized tax liabilities as of October 31, 2015 and April 30, 2015, respectively.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at October 31, 2015 and April 30, 2015, and has not recognized interest and/or penalties in the statement of operations for either period. We do not anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.

The income tax provision for the six months ended October 31, 2015 and 2014 was $47,000 and $15,000, respectively.

Note 2. Property and Equipment

Property and equipment is recorded at cost and consists of laboratory equipment, leasehold improvements, furniture and fixtures, and computer equipment and software. Depreciation is calculated on a straight-line basis over the estimated useful lives of the various assets ranging from three to seven years. Property and equipment consisted of the following (table in thousands):

	October 31,	April 30,
	2015	2015
	(unaudited)
Furniture and fixtures	$73	$70
Computer equipment and software	707	685
Laboratory equipment	512	493
Leasehold improvements	2	2
Total property and equipment	1,294	1,250
Less: Accumulated depreciation	(874)	(798)
Property and equipment, net	$420	$452

Depreciation expense was $31,000 and $54,000 for the three months ended October 31, 2015 and 2014, respectively, and $64,000 and $110,000 for the six months ended October 31, 2015 and 2014, respectively. As of October 31, 2015 and April 30, 2015, property, plant and equipment included assets held under capital lease of $124,000. Related depreciation expense was $6,000 and nil, respectively, for the three months ended October 31, 2015 and 2014, and $12,000 and nil for the six months ended October 31, 2015 and 2014, respectively.

Capital Lease

In November 2014, the Company entered into a lease for laboratory equipment. The lease is a capital lease that has costs of approximately $149,000 through November 2019. The current monthly capital lease payment is approximately $3,000.

The following is a schedule by years of future minimum lease payments under this capital lease together with the present value of the net minimum lease payments as of October 31, 2015 (table in thousands):

For the Years Ended April 30,	Total
2016 (remaining)	$11
2017	24
2018	25
2019	27
2020	16
Total minimum payments	103
Less: amount representing interest	(12)
Present value of minimum payments	91
Less: current portion	(23)
$68

The present value of minimum future obligations shown above is calculated based on an interest rate of 5%.

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

Stock-based compensation in the amount of $748,000 and $820,000 was recognized for the three months ended October 31, 2015 and 2014, respectively, and $1,523,000 and $1,627,000 for the six months ended October 31, 2015 and 2014, respectively. Stock-based compensation expense was recognized as follows (table in thousands):

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2015	2014	2015	2014

General and administrative	$674	$513	$1,112	$1,055
Sales and marketing	25	179	145	333
Research and development	46	98	213	203
TOS cost of sales	2	16	26	18
POS cost of sales	1	14	27	18

Total stock-based compensation expense	$748	$820	$1,523	$1,627

Stock Option Grants

Black-Scholes assumptions used to calculate the fair value of options granted during the three and six months ended October 31, 2015 and 2014 were as follows:

	Three Months Ended		Six Months Ended
	October 31,		October 31,
	2015	2014	2015	2014

Expected term in years	6	5 - 6	5 - 6	3 - 6
Risk-free interest rates	1.63% - 1.72%	1.53% - 1.94%	1.57% - 1.72%	0.79% - 1.94%
Volatility	87.46% - 87.81%	85.8% - 102.1%	87.46% - 92.32%	85.8% - 102.1%
Dividend yield	0%	0%	0%	0%

The weighted average fair value of stock options granted during the three months ended October 31, 2015 and 2014 was $5.47 and $8.28, respectively. The weighted average fair value of stock options granted during the six months ended October 31, 2015 and 2014 was $4.99 and $11.28, respectively. The Company’s stock options activity for the six months ended October 31, 2015 was as follows:

					Weighted
				Weighted	Average
		Directors		Average	Remaining	Aggregate
	Non-	and		Exercise	Contractual	Intrinsic
	Employees	Employees	Total	Price	Life (Years)	Value

Outstanding, May 1, 2015	57,917	1,946,085	2,004,002	$5.74	6.7	$4,166,000
Granted	-	89,169	89,169	6.98	9.5	-
Exercised	-	-	-	-
Forfeited	-	(35,641)	(35,641)	6.53
Expired	(6,667)	(73,102)	(79,769)	6.80

Outstanding, October 31, 2015	51,250	1,926,511	1,977,761	5.74	6.3	927,000

Vested and expected to vest as of October 31, 2015	51,250	1,926,511	1,977,761	5.74	6.3	927,000

Exercisable as of October 31, 2015	34,271	1,517,145	1,551,416	5.85	5.8	719,000

Included in the balances outstanding in the table above are 224,663 options (which vest based on service criteria) granted to each of the Company’s Chief Executive Officer and its President as of November 5, 2013 as part of their employment agreements. In addition to the above, there are 224,663 additional options granted to each of the Company’s Chief Executive Officer and President which vest based on both service and performance criteria.  The service-based conditions of these options provide for vesting to occur monthly over a period of three years.  The service-based options, like all of the Company’s service-based options, are expensed on a straight-line basis.  Since the straight-line method is not available for performance or market-based share-based payments, the 224,663 performance-based options will be expensed on an accelerated basis once the Company determines it is probable that the performance-based conditions will be met.

Stock Purchase Warrants

As of October 31, 2015 and April 30, 2015, the Company had warrants outstanding for the purchase of 2,109,840 shares of its common stock, all of which were exercisable. Of these warrants, 1,849,285 were issued in connection with the March 2015 Private Placement as further discussed in Note 7 in the Company’s Form 10-K for the fiscal year ended April 30, 2015. Activity related to these warrants, which expire at various dates through January 2019, is summarized as follows:

Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value

Outstanding, May 1, 2015	2,109,840	$5.82	4.6	$3,247,604
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-

Outstanding, October 31, 2015	2,109,840	$5.82	4.1	$153,578

Note 4. Related Party Transactions

Related party transactions include transactions between the Company and its shareholders, management, or affiliates.  The following transactions were in the normal course of operations and were measured and recorded at the exchange amount, which is the amount of consideration established and agreed to by the parties.

Consulting Services

During the six months ended October 31, 2015 and 2014, the Company paid a member of its Board of Directors $36,000 and $75,000, respectively, for consulting services unrelated to his duties as a board member. During the six months ended October 31, 2015 and 2014, the Company paid a board member’s company $8,800 and nil, respectively, for consulting services unrelated to his duties as a board member. All of the amounts paid to these related parties have been recognized and expensed in the period the services were performed.

Note 5. Commitments and Contingencies

Operating Leases

As of October 31, 2015, we lease the following facilities under non-cancelable operating lease agreements:

•	One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in November 2016. The Company recognized $43,000 and $42,000 of rental costs relative to this lease for the six months ended October 31, 2015 and 2014, respectively.

•	855 North Wolfe Street, Suite 619, Baltimore, Maryland 21205, which consists of laboratories and office space where the Company conducts operations related to its primary service offerings. This lease expires June 2016. The Company recognized $43,000 of rental costs relative to this lease for each of the six months ended October 31, 2015 and 2014.

•	57 Mohamed Sultan Road, Singapore, which served as office headquarters for Champions Oncology, Singapore. The lease expired in January 2015. The Company has not renewed this lease. The Company recognized nil and $3,000 of rental expense for the six months ended October 31, 2015 and 2014, respectively.

•	450 East 29th Street, New York, New York, 10016, which is a laboratory at which we implant tumors. The Company recognized $24,000 and $23,000 of rental expense for the six months ended October 31, 2015 and 2014, respectively. The lease expires in September 2016 and can be renewed by the Company for subsequent one year terms.

Legal Matters

The Company is not currently party to any legal matters to its knowledge. The Company is not aware of any other matters that would have a material impact on the Company’s financial position or results of operations.

Registration Payment Arrangements

The Company has entered into an Amended and Restated Registration Rights Agreement in connection with the March 2015 Private Placement and is discussed more fully in Note 7 in the Company’s Form 10-K for the fiscal year ended April 30, 2015. This Amended and Restated Registration Rights Agreement contains provisions that may call for the Company to pay penalties in certain circumstances. This registration payment arrangement primarily relates to the Company’s ability to file a registration statement within a particular time period, have a registration statement declared effective within a particular time period and to maintain the effectiveness of the registration statement for a particular time period. The Company does not believe it is probable that such penalty payments will be made and, accordingly, has not accrued for such potential penalties as of October 31, 2015.

Note 6. Teva Agreement

On July 30, 2013, the Company entered into an agreement with Teva Pharmaceutical Industries Ltd. (“Teva”), pursuant to which the Company agreed to conduct TumorGraft studies on multiple proprietary chemical compounds provided by Teva to determine the activity or response of these compounds in potential clinical indications. Under the agreement, Teva agreed to pay an upfront payment and, under certain conditions, pay the Company various amounts upon achieving certain milestones, based on the performance of the compounds in preclinical testing and dependent upon testing the compound in clinical settings and obtaining FDA approval. In addition, Teva agreed to pay the Company royalties on any commercialized products developed under the agreement. This agreement terminated a prior collaborative agreement between Cephalon, Inc., a wholly-owned subsidiary of Teva, and the Company. Revenue recognized related to this agreement for the six months ended October 31, 2015 and 2014, was $40,000 and $554,000, respectively.

Note 7. Fair Value

The carrying value of cash and cash equivalents, accounts receivable, deposits and other receivables, accounts payable, and accrued liabilities approximate their fair value based on the liquidity or the short-term maturities of these instruments. The fair value hierarchy promulgated by GAAP consists of three levels:

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

Note 8. Segment Information

The Company operates in two reportable segments, POS and TOS. The accounting policies of the Company’s segments are the same as those described in Note 2 of the Company’s annual financial statements for the year ended April 30, 2015, as filed on Form 10-K. The Company evaluates performance of its segments based on profit or loss from operations before stock compensation expense, depreciation and amortization, interest expense, interest income, gain on sale of assets, special charges or benefits, and income taxes (“segment profit”). Management uses segment profit information for internal reporting and control purposes and considers it in making decisions regarding the allocation of capital and other resources, risk assessment, and employee compensation, among other matters. The following tables summarize, for the periods indicated, operating results by reportable segment (table in thousands):

Three Months Ended October 31, 2015	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$486	$2,485	$-	$2,971
Direct cost of services	(567)	(1,441)	-	(2,008)
Sales and marketing costs	(189)	(620)	-	(809)
Other operating expenses	-	(873)	(1,026)	(1,899)
Stock- based compensation expense (1)	-	-	(748)	(748)

Segment profit (loss)	$(270)	$(450)	$(1,774)	$(2,493)

Three Months Ended October 31, 2014	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$452	$1,430	$-	$1,882
Direct cost of services	(745)	(943)	-	(1,688)
Sales and marketing costs	(423)	(611)	-	(1,034)
Other operating expenses	-	(1,142)	(864)	(2,006)
Stock- based compensation expense (1)	-	-	(820)	(820)

Segment profit (loss)	$(716)	$(1,266)	$(1,684)	$(3,666)

Six Months Ended October 31, 2015	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$971	$4,822	$-	$5,793
Direct cost of services	(1,202)	(3,030)	-	(4,232)
Sales and marketing costs	(521)	(1,197)	-	(1,718)
Other operating expenses	-	(1,806)	(1,904)	(3,710)
Stock- based compensation expense (1)	-	-	(1,523)	(1,523)

Segment profit (loss)	$(752)	$(1,211)	$(5,427)	$(5,390)

Six Months Ended October 31, 2014	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$792	$3,001	$-	$3,793
Direct cost of services	(1,498)	(1,905)	-	(3,403)
Sales and marketing costs	(877)	(1,036)	-	(1,913)
Other operating expenses	-	(2,460)	(1,777)	(4,237)
Stock- based compensation expense (1)	-	-	(1,627)	(1,627)

Segment profit (loss)	$(1,583)	$(2,400)	$(3,404)	$(7,387)

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation, and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new programs; expectations that regulatory developments or other matters will not have a material adverse effect on our financial position, results of operations, or liquidity; statements concerning projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, and future economic performance; and statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our sales of products and services, cash and cash equivalents, working capital management, and proceeds from certain private placements of our securities. As of October 31, 2015, we had positive working capital of $3.1 million and cash and cash equivalents on hand of $4.2 million. We believe that our cash and cash equivalents on hand at October 31, 2015 are adequate to fund our operations through at least December 31, 2016. However, in order for us to continue as a going concern beyond this point, we may need to obtain capital from external sources. If we are unable to obtain additional financing, we may be required to reduce the scope of, or delay or eliminate, some of our research and development and other activities, which could harm our financial condition and operating results. Financing may not be available on acceptable terms or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate our business.

Operating Results

The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Three Months Ended October 31,
		% of		% of	%
	2015	Revenue	2014	Revenue	Change
Operating revenue:
Personalized oncology solutions	$486	16.4%	$452	24.0%	7.5%
Translational oncology solutions	2,485	83.6	1,430	76.0	73.8

Total operating revenue	2,971	100.0	1,882	100.0	57.9

Costs and operating expenses:
Cost of personalized oncology solutions	568	19.1	759	40.3	(25.2)
Cost of translational oncology solutions	1,443	48.6	960	51.0	50.4
Research and development	919	30.9	1,249	66.4	(26.4)
Sales and marketing	834	28.1	1,203	63.9	(30.7)
General and administrative	1,700	57.2	1,377	73.2	23.5

Total costs and operating expenses	5,464	183.9	5,548	294.8	(1.5)

Operating loss	$(2,493)	(83.9)%	$(3,666)	(194.8)%	(32.0)

	For the Six Months Ended October 31,
		% of		% of	%
	2015	Revenue	2014	Revenue	Change
Operating revenue:
Personalized oncology solutions	$971	16.8%	$792	20.9%	22.6%
Translational oncology solutions	4,822	83.2	3,001	79.1	60.7

Total operating revenue	5,793	100.0	3,793	100.0	52.7

Costs and operating expenses:
Cost of personalized oncology solutions	1,228	21.2	1,516	40.0	(19.0)
Cost of translational oncology solutions	3,056	52.8	1,924	50.7	58.8
Research and development	2,019	34.9	2,663	70.2	(24.2)
Sales and marketing	1,863	32.2	2,246	59.2	(17.1)
General and administrative	3,017	52.1	2,831	74.6	6.5

Total costs and operating expenses	11,183	193.0	11,180	294.8	0.0

Operating loss	$(5,390)	(93.0)%	(7,387)	(194.8)%	(27.0)

Operating Revenues

Operating revenues were $3 million and $1.9 million for the three months ended October 31, 2015 and 2014, respectively, an increase of $1.1 million or 57.9%. Operating revenues were $5.8 million and $3.8 million for the six months ended October 31, 2015 and 2014, respectively, an increase of $2 million or 52.7%.

POS revenues were $486,000 and $452,000 for the three months ended October 31, 2015 and 2014, respectively, an increase of $34,000, or 7.5%. POS revenues were $971,000 and $792,000 for the six months ended October 31, 2015 and 2014, respectively, an increase of $179,000, or 22.6%. The increase is the result of growth in our sequencing revenue offset by a decline in implant and panel revenue.

TOS revenues were $2.5 million and $1.4 million for the three months ended October 31, 2015 and 2014, respectively, an increase of $1.1 million, or 73.8%.  TOS revenues were $4.8 million and $3 million for the six months ended October 31, 2015 and 2014, respectively, an increase of $1.8 million, or 60.7%. The increase is due to increased bookings, both in the number and size of the studies, in prior quarters due to the expansion of the TOS sales team and growth of the platform.

Cost of Personalized Oncology Solutions

Cost of POS for the three months ended October 31, 2015 and 2014 was $568,000 and $759,000, respectively, a decrease of $191,000, or (25.2%).  Cost of POS for the six months ended October 31, 2015 and 2014 was $1.2 million and $1.5 million, respectively, a decrease of $300,000 or (19%). For the three months ended October 31, 2015 and 2014, gross margins for POS were (16.9%) and (67.9%), respectively. For the six months ended October 31, 2015 and 2014, gross margins for POS were (26.5)% and (91.4)%, respectively. The improvement in gross margin is attributed to the increase in higher margin, non-core revenue, and aggressively managing our lab costs.

Cost of Translational Oncology Solutions

Cost of TOS for the three months ended October 31, 2015 and 2014 was $1.4 million and $960,000, respectively, an increase of $440,000, or 50.4%.  Cost of TOS for the six months ended October 31, 2015 and 2014 was $3 million and $1.9 million, respectively, an increase of $1.1 million, or 58.8%. For the three months ended October 31, 2015 and 2014, gross margins for TOS were 41.9% and 32.9%, respectively. The improvement in gross margin was due to higher TOS revenue, effective management of the variable lab costs and continuing leverage of the fixed cost component of our lab. For the six months ended October 31, 2015 and 2014, gross margins for TOS were 36.6% and 35.9%, respectively.

Research and Development

Research and development expenses for the three months ended October 31, 2015 and 2014 was $919,000 and $1.2 million, respectively, a decrease of $281,000, or (26.4%). Research and development expenses for the six months ended October 31, 2015 and 2014 was $2 million and $2.7 million, respectively, a decrease of $700,000, or (24.2%). The decrease is due to a lower expenses in genomic characterization of our TumorBank for the current quarter.

Sales and Marketing

Sales and marketing expenses for the three months ended October 31, 2015 and 2014 was $834,000 and $1.2 million, respectively, a decrease of $366,000, or (30.7%). Sales and marketing expenses for the six months ended October 31, 2015 and 2014 was $1.9 million and $2.2 million, respectively, a decrease of $300,000, or (17.1%). The decrease is due to lower public relations spend for POS and cost savings achieved by merging the sales and marketing resources of the POS and TOS division, including combining both under one commercial business leader.

General and Administrative

General and administrative expenses for the three months ended October 31, 2015 and 2014 were $1.7 million and $1.4 million, respectively, an increase of $300,000, or 23.5%. General and administrative expenses for the six months ended October 31, 2015 and 2014 were $3 million and $2.8 million, respectively, an increase of $200,000, or 6.6%. The increase is due to an increase in stock based compensation for the President and CEO in lieu of cash and due to the one-time costs associated with the uplisting to the Nasdaq exchange and related legal and filing fees.

Other Income (Expense)

Other income (expense) for the three months ended October 31, 2015 and 2014 was ($14,000) and $598,000, a decrease in income of $612,000.  Other income (expense) for the six months ended October 31, 2015 and 2014 was ($24,000) and $718,000, a decrease in income of $742,000. The change is mainly due to the gain on fair value of warrants that were accounted for as liabilities in Q1 2015 and Q2 2015 which were reclassified into equity. See the Company’s annual report on Form 10-K, footnote 7, filed on July 29, 2015 for further discussion.

Inflation

Inflation does not have a meaningful impact on the results of our operations.

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash used in operating activities was $5.1 million and $5.2 million for the six months ended October 31, 2015 and 2014, respectively, a decrease of $100,000.

Cash Flows from Investing Activities

Net cash used in investing activities was $44,000 and $71,000 for the six months ended October 31, 2015 and 2014, respectively.  These cash outflows primarily relate to the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash (used in)/provided by financing activities was ($29,000) and $2,000 for the six months ended October 31, 2015 and 2014, respectively.  These cash outflows relate to issuance costs related to a 2015 private placement and capital lease payments.

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

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our management, with the participation of our Chief Executive Officer and our Vice President, Finance, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and our Vice President, Finance, have concluded that our disclosure controls and procedures were effective as of October 31, 2015 at the reasonable assurance level in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and our Vice President, Finance, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We may not be able to meet our cash requirements beyond May 31, 2016 without obtaining additional capital from external sources, and if we are unable to do so, we may not be able to continue as a going concern.

As of October 31, 2015, we had working capital of $3.1 million and cash and cash equivalents of $4.2 million. We believe that our cash and cash equivalents on hand at October 31, 2015 are adequate to fund our operations through at least December 31, 2016. However, in order for us to continue as a going concern beyond this point, we may need to obtain capital from external sources.

We have generated net losses for our past recent history. For the years ended April 30, 2015 and 2014, the Company had a net loss of approximately $13.1 million and $7.4 million, respectively, and for the six months ended October 31, 2015, we had a net loss of $5.4 million.  We will not be able to continue as a going concern without additional financing. Even if we do raise sufficient capital to support our operating expenses beyond May 31, 2016, there can be no assurances that the proceeds raised will be sufficient to enable our business to reach a level where it will generate profits from operations. Currently, the Company derives revenue from POS products and TOS products, while pursuing efforts to further develop bioinformatics from its TumorBank and its TumorGraft Technology Platform.  In addition, we are building our sales and marketing operations to grow our TOS and POS products.  Accordingly, we expect to generate operating losses in the future until such time as we are able to generate significantly more revenue.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Exhibit
31.1*	8650 Section 302 Certification of Principal Executive Officer
31.2*	8650 Section 302 Certification of Principal Financial Officer
32.1**	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

________________________

(* = filed herewith)
(** = furnished herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPIONS ONCOLOGY, INC. (Registrant)

Date: December 15, 2015	By:	/s/ Joel Ackerman
Joel Ackerman
Chief Executive Officer (principal executive officer)

Date: December 15, 2015	By:	/s/ David Miller
David Miller
Vice President, Finance (principal financial officer)