Form 10-K
period 2016-04-30
CHAMPIONS ONCOLOGY, INC.
filed 2016-07-29
CIK 771856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2016
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

Registrant’s telephone number, including area code:
(201) 808-8400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act:
None.

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 31, 2015 was $47.5 million based on the closing price of the Registrant’s Common Shares as quoted on the Nasdaq Capital Market as of that date.

The number of Common Shares of the Registrant outstanding as of July 15, 2016 was 11,237,176.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Form 10-K.

INDEX TO FORM 10-K
FOR THE YEAR ENDED APRIL 30, 2016

As used in this Annual Report on Form 10-K (the "Annual Report"), “Champions Oncology, Inc.,” “Champions,” the “Company,” “we,” “ours,” and “us” refer to Champions Oncology, Inc. and its subsidiaries, except where the context otherwise requires or as otherwise indicated.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that inherently involve risk and uncertainties.  Forward-looking statements may be identified by the words “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “will,” “may,” “likely” or similar expressions. Forward-looking statements in this Annual Report include statements about our business strategies and products development activities, including the anticipated benefits and risks associated with those strategies as well as statements about the sufficiency of our capital resources.  One should not place undue reliance on these forward-looking statements.  We cannot guarantee that we will achieve the plans, intentions or expectations expressed or implied in our forward-looking statement.  There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make.  These important factors are described under “Risk Factors” set forth below.  In addition, any forward-looking statements we make in this Annual Report speak only as of the date of this document, and we do not intend to update any such forward-looking statements to reflect events or circumstances that occur after that date, except as required by law.  As a result of these and other factors, our stock price may fluctuate dramatically.

PART I

Item 1. Business

Overview

We are engaged in the development and sale of advanced technology solutions and products to personalize the development and use of oncology drugs.  Utilizing our TumorGraft Technology Platform, we provide select services to pharmaceutical and biotechnology companies seeking personalized approaches to drug development. By performing studies to predict the efficacy of oncology drugs, our Platform facilitates drug discovery with lower costs and increased speed of drug development as well as increased adoption of existing drugs. The current oncology drug development paradigm is challenging for the pharmaceutical and biotechnology industry. We believe that on average, the clinical trial process in oncology currently:

•	costs more than $1.2 billion;

•	takes approximately 8 years to complete;

•	has a 93% failure rate; and

•	results in approved compounds that cost more than $11,000 per month.

Our platform provides a novel approach to simulating the results of human clinical trials used in developing oncology drugs. According to a 2013 study conducted by Cutting Edge Information, it can cost up to $100,000 per patient in oncology clinical trials and the typical cost for each phase of development per year increases from approximately $3 million in the pre-clinical setting to approximately $150 million in phase III. Simulating trials before executing them provides benefits to both pharmaceutical companies and patients. Pharmaceutical companies can lower the risk of spending resources on drugs that do not show significant anti-cancer activities and increase the chance that the clinical development path they pursue will be focused on an appropriate patient population and a successful combination with other drugs.

TumorGraft Technology Platform

Our clinical trial simulation platform consists of processes, physical tumors, and information that we use to personalize the development and use of oncology drugs.  Each tumor from individual patients that we have preserved for future implantation in mice, along with the patient data and molecular information associated with these tumors, are referred to as “TumorGrafts” or “Patient Derived XenoGrafts” of “PDX Models”. Our process technology involves the following:

•	implantation of human tumor fragments in immune-deficient mice;

•	expansion of the original human tumor into a larger colony of mice through the passage of the tumor to a limited number of generations of mice;

•	treatment of the implanted mice with oncology drugs;

•	measurement of tumor growth inhibition in treated mice relative to a control group of mice to determine the response of the tumor to the drug; and

•	permanent cryo-preservation of fragments of tumor tissue for future use in additional clinical trial simulations.

A growing body of evidence demonstrates the power of PDX to predict the response of individual patients to oncology drugs. Our platform has demonstrated a positive predictive value of approximately 87% and negative predictive value of approximately 94%. As a result, we believe our PDX platform results in simulated clinical studies with approximately 90% accuracy in predicting human response with approximately 90% lower costs than a human clinical trial while shortening the timelines from 2-3 years for human trial to 6 months for PDX studies.

TumorBank

The collection of TumorGrafts that we have built is referred to as our "TumorBank". We currently have 800 PDX Models in our TumorBank that we believe reflect characteristics of patients who enroll in clinical trials (late stage, pretreated and metastic). We implant tumors in mice to provide pharmaceutical and biotechnology companies the opportunity to test oncology compounds on multiple tumors to test efficacy and simulate the results of human clinical trials.

Increasing breadth and depth of the TumorBank is an important strategic effort of the company. We invest significant research and development resources to increase the number of PDX Models in our TumorBank and add different sub-types of cancer that we have not historically addressed. In addition, we are also developing an extensive database of information about the tumors in our TumorBank.  We expect that this database will include certain information about the patient (e.g. age, gender), the response of the tumors to different oncology drugs or drug combinations, mutational status of key oncogenes, and other genetic and epigenetic data about each tumor. We expect that such data could be valuable to companies seeking to develop new cancer drugs.

Based on our extensive knowledge of the industry, we believe that we are a leading provider of Patient Derived XenoGrafts and a pioneer in the use of PDX Models for use with patients and clinical trial simulations. Our research and development efforts and customer sponsored platform development has contributed to the acceptance of the accuracy of PDX Models as a valuable tool in the development and use of oncology drugs.

Our Strategy

Our strategy is to use TumorGrafts as a platform technology to drive multiple synergistic revenue streams. We continue to build this platform with investments in research and development. Our goal is to populate our TumorBank and its related database with tumors and information we receive from patients, research collaborations and validation studies. The tumors and information in the TumorBank are then available for work with pharmaceutical company customers. In addition, we are looking for additional opportunities to utilize the data we are gathering about the tumors to develop proprietary biomarkers and signatures of response that can predict the resistance or sensitivity of individual patients to oncology drugs.

Translational Oncology Solutions Business

Our Translational Oncology Solutions ("TOS") business utilizes our technology platform to assist pharmaceutical and biotechnology companies with their drug development process.  We provide studies, or license tumors for use in studies, which we believe may predict the efficacy of experimental oncology drugs or approved drugs as stand-alone therapies or in combination with other drugs and can stimulate the results of human clinical trials.  These studies include in vivo studies that rely on implanting multiple tumors from our TumorBank in mice and testing the therapy of interest on these tumors.  Studies may also include bioinformatics analyses that reveal the differences in the genetic signatures of the tumors that responded to a therapy as compared to the tumors that did not respond.  Our studies can be used to determine which types of cancer, if any, may be inhibited by a drug.  The studies can also be used to identify specific sub-populations, often characterized by particular genetic mutations that are differentially sensitive or resistant to a drug or drug combination.  These studies, used in pre-clinical testing or during phase I or II of a clinical trial, can help guide the clinical development path of new compounds or find new indications or combinations for compounds that are already approved by the United States Food and Drug Administration, or FDA. We believe that the results may lead to lower costs and shorter timeframes for drug development.

We have performed more than 450 studies for approximately 100 different pharmaceutical and biotechnology companies over the past five years. We have a high rate of repeat business with more than 75 companies having used our platform for more than one study. Typical studies range in price from $50,000 to $250,000. We have completed approximately ten studies with prices above $500,000. Revenue from this business segment has grown at a cumulative annual growth rate of 34% since the current management team joined the company in fiscal 2010.

Our sales and marketing efforts are dependent on a dedicated sales force that sells our services directly to pharmaceutical and biotechnology companies. We have a team of eight professionals dedicated to this sales and marketing effort. The team is focused on identifying and selling studies to new customers as well as increasing our revenue from existing customers. We spend significant resources in informing our current customers and reaching out to new customers within companies that we currently serve. These efforts are aimed at moving our customers along the adoption curve for PDX-based clinical trial simulation and increasing the number of studies and the average study size of our existing customers. Our success in these efforts is demonstrated by the 15 customers who have spent more than $500,000 on our services over the past three years.

For the year ended April 30, 2016, revenues from our TOS products totaled approximately $9.2 million, an increase of approximately 27.9% from the previous year.

Personalized Oncology Solutions Business

Our Personalized Oncology Solutions ("POS") business offers physicians and patients information to help guide the development of personalized treatment plans.  Our core products, TumorGraft implants and drug panels, utilize TumorGraft technology to empirically test the response of a patient’s tumor to multiple oncology drugs or drug combinations.  The response of the tumors in the mice is tracked over time and analyzed to determine which drug or drug combination is providing the highest level of tumor growth inhibition in the mice.  This process simulates the results of multiple, simultaneous clinical trials in which a patient might consider participating. By providing this product, we achieve an important goal of adding PDX Models to our TumorBank, and gain valuable data about the accuracy of PDX Models in predicting patient response and in building the operational capabilities to collect, implant and grow tumors from patients, physicians and hospitals around the United States and internationally. Our data, which is currently limited in nature, indicates that there may be a correlation between the response to drugs of a tumor in a mouse with the response to drugs of a tumor in a patient.

In addition to our core TumorGraft POS products, we offer non-core related POS products to our customers, including personalized tumor boards and gene sequencing.  Personalized tumor boards are designed to provide access to oncologists with expertise in particular tumor types.   We also provide access to gene sequencing that analyzes the genetic makeup of patient’s tumor for the purpose of identifying potentially useful drugs. We will continue to offer related personal oncology products to our customers; however, we expect future POS revenues to be driven by our core products.

We rely on the internet, word of mouth, and a small sales force to market these services to patients and physicians.

For the year ended April 30, 2016, revenues from our POS business totaled approximately $2 million, an increase of approximately 18.6% from the previous year. However, our POS business will not be the focus of our growth moving forward.

Our Growth and Expansion Strategy

Our strategy is to continue to use TumorGrafts as a platform technology to drive multiple synergistic revenue streams.
Our current strategy for growth has three components:

•
Growing our TumorBank: We grow our TumorBank in two ways.  First, we increase the number of TumorGrafts in the bank for our existing tumor types to ensure customers are finding the specific models they need for their studies.  Second, we add new tumor types to the bank to enable studies in tumor types that we have not historically been able to run for our pharmaceutical and biotechnology customers.

•
Adding new PDX technologies:  The fields of oncology research and drug development are evolving.  To keep up with new approaches, we add new technologies to our PDX platform.  We are currently investing in developing ImmunoGrafts, a new PDX model that is developed in a mouse with a humanized immune system.  These models are built to specifically serve the needs of pharmaceutical and biotechnology companies developing immune oncology drugs.  This is a relatively new area of oncology research that has shown significant promise and is attracting a significant amount of research and development interest.

•
Increasing the scale of studies:  We have facilitated studies for approximately 100 pharmaceutical and biotechnology companies.  We believe there is significant opportunity to grow our revenue by increasing the size of the studies these customers run.  To accomplish this, we are developing new study designs that offer solutions to compounds that are in phase I and phase II clinical trials.  We believe that the increased budgets of these drugs, as compared to drugs in the pre-clinical stage, will enable us to sell larger studies.

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

Research and Development

For the years ended April 30, 2016 and 2015, we spent approximately $4.2 million and $4.8 million, respectively, to develop our TumorGraft Technology Platform. We continue to expand our TumorBank through the inclusion of tumor tissue and implanted models from our POS business. In addition, we expect to grow our TumorBank through research collaborations and relationships with hospitals and academic institutions. Our research and development efforts were focused on increasing our understanding of our TumorGraft models, their clinical predictability, improving growth and tumor take rates, and other biological and molecular characteristics of the models.

Government Regulation

The research, development, and marketing of our products, the performance of our POS testing services, and the operation of our facilities are generally subject to federal, state, local, or foreign legislation, including licensure of our laboratories located in Baltimore, Maryland and New York, New York by the States of Maryland and New York, respectively, and compliance with federal, state, local or foreign legislation applicable to the use of live animals in scientific testing, research and education.

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

Employees

As of July 15, 2016, we had 68 full-time employees , including 25 with doctoral or other advanced degrees.  Of our workforce, 50 employees are engaged in research and development and laboratory operations, 12 employees are engaged in sales and marketing, and 7 employees are engaged in finance and administration.  None of our employees are represented by a labor union or covered by collective bargaining agreements.  We have never experienced a work stoppage and believe our relationship with our employees is good.

Company History

We were incorporated as a merger and acquisition company under the laws of the State of Delaware on June 4, 1985, ~~as~~under the name “International Group, Inc.” In September 1985, the Company completed a public offering and shortly thereafter~~,~~ acquired the world-wide rights to the Champions sports~~-~~ theme restaurant concept and changed its name to “Champions Sports, Inc.” In 1997, the Company sold its Champions service mark and concept to Marriott International, Inc. and until 2005, was a consultant to Marriott International, Inc. and operated one Champions Sports Bar Restaurant. In January 2007, the Company changed its business direction to focus on biotechnology and subsequently changed its name to Champions Biotechnology, Inc. On May 18, 2007, the Company acquired Biomerk, Inc., at which time we began focusing on our current line of business. In April 2011, the Company changed its name to Champions Oncology, Inc. to reflect the Company's new strategic focus on developing advanced technologies to personalize the development and use of oncology drugs.

Recent Developments

Reverse Stock Split

On October 15, 2013, the shareholders of the Company authorized our Board of Directors to effect a reverse stock split of all outstanding shares of common stock, warrants and options. The Board of Directors subsequently approved the implementation of a reverse stock split at a ratio of one-for-twelve shares, which became effective on August 12, 2015. All share and per share data in this Annual Report, including the condensed consolidated financial statements contained herein and the related notes thereto have been retroactively adjusted to account for the effect of the reverse stock split.

Public Offering

On June 15, 2016, the Company closed a public offering of 2,000,000 registered shares of its common stock, par value $0.001 per share, at an offering price of $2.25 per share. In addition, the underwriter exercised a partial exercise of the over-allotment option granted to the underwriter to purchase an additional 258,749 shares at the public offering price.

The net proceeds from the offering, including the partial exercise of the over-allotment option, were approximately $4.3 million, after deducting the underwriting discount and offering-related expenses of approximately $750,000. The Company intends to use the net proceeds of this offering for research and development to grow our TumorGraft platform, and the balance of the net proceeds for working capital and general corporate purposes.

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

Item 1A. Risk Factors

You should carefully consider the risks described below together with all of the other information included in this Annual Report.  The risks and uncertainties described below are not the only ones we face.  Additional risks not presently known, or those we currently consider insignificant, may also impair our business operations in the future.

Risks Related to Our Business

We historically incurred losses from operating activities, expect losses for the foreseeable future, require significant capital and may never achieve profitability.

For the years ended April 30, 2016 and 2015, the Company had a net loss of approximately $10.4 million and $13.1 million, respectively.  As of April 30, 2016, the Company has an accumulated deficit of approximately $62.5 million. As of April 30, 2016, we had negative working capital of $1 million and cash and cash equivalents of $2.6 million. Subsequently, on June 15, 2016, we issued shares of our common stock in a public offering, generating net proceeds of approximately $4.3 million. As of June 30, 2016, we had $5.5 million in cash and cash equivalents. We believe that our cash and cash equivalents on hand are adequate to fund our operations through at least August of 2017.

The amount of our losses and liquidity requirements may vary significantly from year-to-year and quarter-to-quarter and will depend on, among other factors:

•	the cost of continuing to build out our TumorGraft Technology Platform;

•	the cost and rate of progress toward growing our TOS businesses;

•	the cost and rate of progress toward building our sales forces;

•	the cost of increasing our research and development;

•	the cost of renting our laboratory and animal testing facilities and payment for associated services;

•	the timing and cost of obtaining and maintaining any necessary regulatory approvals;

•	the cost of expanding and building out our infrastructure; and

•	the cost incurred in hiring and maintaining qualified personnel.

Currently, the Company derives revenue from POS products and TOS products, while pursuing efforts to further develop bioinformatics from its TumorBank and its TumorGraft Technology Platform.  In addition, we are building our sales and marketing operations to grow the sales of our TOS products.  Our POS products will not be the focus of our groth moving forward. Accordingly, we expect to generate operating losses in the future until such time as we are able to generate significantly more revenue.

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

If our laboratory facilities are damaged or destroyed, or we have a dispute with one of our landlords, our business would be negatively affected.

We currently utilize two laboratories in Baltimore, Maryland and New York, New York to perform the work of our tumor studies and develop and bank our TumorGraft Technology Platform models. The lab in Baltimore is where a majority of the work is performed. If this facility, or, to a lesser degree, any of our other facilities, were to be significantly damaged or destroyed, we could suffer a loss of our ongoing and future drug studies, as well as our TumorBank. In addition, we lease the space for each of these laboratories from a third party. If we had a dispute with any of our landlords or otherwise could not utilize this space, it would take time to find and move to a new facility, which could negatively affect our results of operations.

Any health crisis impacting our colony of laboratory mice could have a negative impact on our business.

Our TumorGraft operations depend on having a colony of live mice available. If this population experienced a health crisis, such as a virus or other pathogen, such crisis would affect the success of our existing POS and TOS business and future business, as we would have to rebuild the population and repeat current TumorGrafts.

We have limited experience marketing and selling our products  and may need to rely on third parties to successfully market and sell our products and generate revenues.

Currently, we rely on the internet, word of mouth, and a small sales force to market our services. We have to compete with other pharmaceutical, biotechnology and life science technology and service companies to recruit, hire, train, and retain marketing and sales personnel. However, there can be no assurance that we will be able to develop in-house sales, and as a result, we may not be able to generate product revenue.

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

We are engaged in a rapidly changing and highly competitive field. Potential competitors in the United States and abroad are numerous and include providers of clinical research services, most of which have substantially greater capital resources and more experience in research and development capabilities. Furthermore, new companies will likely enter our market from the United States and abroad, as scientific developments surrounding other pre-clinical and clinical services grow in the multibillion dollar oncology marketplace.  Our competitors may succeed in selling their products to our pharmaceutical and biotech customers more effectively than we sell our products.   In addition, academic institutions, hospitals, governmental agencies, and other public and private research organizations also may conduct similar research, seek patent protection, and may develop and commercially introduce competing products or technologies on their own or through joint ventures. If one or more of our competitors succeeds in developing similar technologies and products that are more effective or successful than any of those that we currently sell or will develop, our results of operations will be significantly adversely affected.

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

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

We rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also seek to enter into confidentiality and invention assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Our trade secrets may also be obtained by third parties by other means, such as breaches of our physical or computer security systems. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

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

Patients are unable to obtain reimbursement from third-party payers for our services, limiting the market acceptance of our services, and as a result we may not achieve significant revenues.

Currently, patients are unable to obtain reimbursement from third party payers for our services. Furthermore, the continuing efforts of government and insurance companies, health maintenance organizations (“HMOs”) and other payers of healthcare costs to contain or reduce costs of health care could affect our revenues and profitability. In the U.S., given recent federal and state government initiatives directed at lowering the total cost of health care, the U.S. Congress and state legislatures will likely continue to focus on health care reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid systems. While we cannot predict whether any such legislative or regulatory proposals will be adopted, the inability to obtain reimbursement from third party payers for our services limits the market acceptance of our services. As a result, we may not achieve significant revenues.

Our ability to expand our business may depend in part on the extent to which appropriate reimbursement levels for the cost of our proposed formulations and products and related treatments are obtained by governmental authorities, private health insurers and other organizations, such as HMOs. The trend toward managed health care in the U.S. and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and drugs, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for or rejection of our services.

TOS studies are subject to cancellation based on changes in customer’s development plans.

Our revenue is primarily derived from studies performed for pharmaceutical and biotechnology companies to assist in the development of oncology drugs. There are many factors that could result in the change of our customers development plans for specific drugs, including without limitation to their research and development budgets and drug development strategies. These changes could lead to the cancellation or modification of on-going or planned studies. This would have a negative impact on the Company’s revenue growth and profit margin.

Our ability to use our net operating loss carry-forwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, referred to as the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We believe that our recent public offering, taken together with our private placements and other transactions that have occurred over the past three years, we may have triggered an “ownership change” limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards to offset U.S. federal taxable income may be subject to limitations, which potentially could result in increased future tax liability to us.

Risks Related to Our common Stock

If our stockholders’ equity continues to remain below $2,500,000, our common stock may be subject to delisting from the Nasdaq Stock Market.

On March 21, 2016, we received a notification letter from Nasdaq advising us of our failure to comply with the required minimum of $2,500,000 in stockholders’ equity for continued listing on the Nasdaq Capital Market, pursuant to Nasdaq listing rule 5550(b)(1). We fell below the minimum requirement with reported stockholders’ equity of $2,259,000 in our Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2016. Nasdaq stated in the letter that, pursuant to the Nasdaq listing rules, we have 45 calendar days to submit a plan to regain compliance. If the plan is accepted by Nasdaq, Nasdaq may grant us an extension of up to 180 calendar days from March 21, 2016 (or until September 19, 2016) to regain compliance. If the plan is not accepted by Nasdaq, we may appeal the decision to a Nasdaq Hearings Panel.

In May 2016, the Company submitted materials to Nasdaq outlining the Company's plan to regain compliance with Listing Rule 5550(b)(1). Based on the Staff review and the materials submitted, on June 7, 2016, the Staff notified the Company the plan was accepted and an extension was granted. If the Company fails to evidence compliance upon filing its periodic report for the quarter ended July 31, 2016 with the SEC and Nasdaq, the Staff will provide written notification that the Company's securities will be delisted. At that time, the Company may appeal the Staff’s determination to a Hearings Panel.

There can be no assurance that Nasdaq will grant our request for continued lisitng on the Nasdaq Capital Market, or that our plans to comply with the required minimum of $2,500,000 in shareholders’ equity will be successful. To the extent that we are unable to resolve the listing deficiency, there is a risk that our common stock may be delisted from Nasdaq and would likely trade only on the over-the-counter market (the “OTC”). If our common stock were to trade on the OTC, selling our common stock could be more difficult because smaller quantities of shares would likely be bought and sold, transactions could be delayed, and it may be difficult to attract security analysts’ coverage. In addition, in the event our common stock is delisted, broker-dealers transacting in our common stock would be subject to certain additional regulatory burdens, which may discourage them from effecting transactions in our common stock, thus further limiting the liquidity of our common stock and potentially resulting in lower prices and larger spreads in the bid and ask prices for our common stock.

In addition, on October 28, 2015 we received a notification letter from Nasdaq confirming our notification to Nasdaq of our non-compliance with Nasdaq listing rule 5605(b)(1)(A), which requires that our board consist of a majority of independent directors. Such non-compliance occurred when a former director of ours did not stand for re-election at our most recent annual stockholder meeting. As of April 11, 2016, we appointed an additional independent director. Therefore, our board currently consists of four independent directors and three non-independent directors. However, if we fail to maintain compliance with this requirement, our shares may be delisted.

We have a limited market for our common stock, which makes our securities very speculative.

Trading activity in our common stock is and has been limited. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of our common stock. There can be no assurance that a more active market for our common stock will develop, or if one should develop, there is no assurance that it will be sustained. This could severely limit the liquidity of our common stock, and would likely have a material adverse effect on the market price of our common stock and on our ability to raise additional capital. Furthermore, like many stocks quoted on the Nasdaq Capital Market, trading in our common stock is thin and characterized by wide fluctuations in trading prices, due to many factors that may have little to do with our operations or business prospects. This volatility could depress the market price of our common stock for reasons unrelated to operating performance.

Investment in our common stock may be diluted if we issue additional shares in the future.

We may issue additional shares of common stock, which will reduce shareholders’ percentage ownership and may dilute per share value. Our Certificate of Incorporation authorizes the issuance of 200,000,000 shares of common stock. As of July 15, 2016, we had 11,237,176 shares of common stock issued and 10,967,491 shares outstanding. The future issuance of all or part of the remaining authorized common stock would result in substantial dilution in the percentage of the common stock held by existing shareholders. The issuance of common stock for future services, acquisitions, or other corporate actions may have the effect of diluting the value of the shares held by existing shareholders, and might have an adverse effect on any market for our common stock.

To the extent that we raise additional funds by issuing equity securities or convertible debt securities in the future, our stockholders may experience significant dilution. Sale of additional equity and/or convertible debt securities at prices below certain levels will trigger anti-dilution provisions with respect to certain securities we have previously sold. If additional funds are raised through a credit facility or the issuance of debt securities or preferred stock, lenders under the credit facility or holders of these debt securities or preferred stock would likely have rights that are senior to the rights of holders of our common stock, and any credit facility or additional securities could contain covenants that would restrict our operation.

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

As of July 15, 2016, there were 4,322,597 warrants and options outstanding of which 3,847,146 were vested to purchase shares of our common stock. The exercise of a substantial number of these outstanding warrants and options could adversely affect our share price and dilute current shareholders.

Our stock price is volatile and therefore investors may not be able to sell their common stock at or above the price they paid for it.

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

Certain provisions of our charter and bylaws and of our contractual agreements contain provisions that could delay and discourage takeover attempts and any attempts to replace our current management by shareholders.

Certain provisions of our certificate of incorporation and bylaws, and our contractual agreements could make it difficult for or prevent a third party from acquiring control of us or changing our board of directors and management. These provisions include:

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

Certain provisions of Delaware law make it more difficult for a third party to acquire us and make a takeover more difficult to complete, even if such a transaction were in the stockholders’ interest.

The Delaware General Corporation Law contain provisions that may have the effect of making it more difficult or delaying attempts by others to obtain control of us, even when these attempts may be in the best interests of our stockholders. We also are subject to the anti-takeover provisions of the Delaware General Corporation Law, which prohibit us from engaging in a “business combination” with an “interested stockholder” unless the business combination is approved in a prescribed manner and prohibit the voting of shares held by persons acquiring certain numbers of shares without obtaining requisite approval. The statutes have the effect of making it more difficult to effect a change in control of a Delaware company.

Our management and six significant stockholders collectively own a substantial majority of our common stock.

Collectively, our officers, our directors and six significant stockholders own or exercise voting and investment control of approximately 52% of our outstanding common stock as of July 15, 2016. As a result, investors may be prevented from affecting matters involving our company, including:

•	the composition of our board of directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;

•	any determinations with respect to mergers or other business combinations;

•	our acquisition or disposition of assets; and

•	our corporate financing activities.

Furthermore, this concentration of voting power could have the effect of delaying, deterring or preventing a change of control or other business combination that might otherwise be beneficial to our stockholders. This significant concentration of share ownership may also adversely affect the trading price for our common stock because investors may perceive disadvantages in owning stock in a company that is controlled by a small number of stockholders.

We have not paid any cash dividends in the past and have no plans to issue cash dividends in the future, which could cause the value of our common stock to have a lower value than other similar companies which do pay cash dividends.

We have not paid any cash dividends on our common stock to date and do not anticipate any cash dividends being paid to holders of our common stock in the foreseeable future. While our dividend policy will be based on the operating results and capital needs of the business, it is anticipated that any earnings will be retained to finance our future expansion. As we have no plans to issue cash dividends in the future, our common stock could be less desirable to other investors and as a result, the value of our common stock may decline, or fail to reach the valuations of other similarly situated companies who have historically paid cash dividends in the past.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our common stock adversely, the price of our common stock and trading volume could decline.

The trading market for our common stock may be influenced by the research and reports that securities or industry analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our common stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any analyst who may cover us was to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the price of our common stock or trading volume to decline.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases its office facilities. Rent expenses totaled $304,000 and $222,000 for the years ended April 30, 2016 and 2015, respectively, which included a former facility located in Singapore, which was closed in January 2015. The Company considers its facilities adequate for its current operational needs.

The Company leases the following facilities under non-cancelable operating lease agreements:

•
One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters and consists of approximately 3,800 square feet of office space. The lease expires in November 2016. The Company recognized $85,000 of rental costs relative to this lease for both fiscal 2016 and 2015, respectively.

•
855 North Wolfe Street, Suite 619, Baltimore, Maryland 21205, which consists of laboratories and office space where the Company conducts operations related to its primary service offerings.  This lease expires in December 2017. The Company recognized $83,000 and $86,000 of rental costs relative to this lease for fiscal 2016 and 2015, respectively.

•
450 East 29th Street, New York, New York, 10016, which is a laboratory at which we implant tumors. This lease expires in September 2016 and can be renewed by the Company for subsequent one year terms. The Company recognized $136,000 and $47,000 of rental costs relative to this lease for fiscal 2016 and 2015, respectively.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Principal Market or Markets

Our shares of common stock are currently quoted on the Nasdaq Capital Market under the symbol “CSBR.” Our common stock commenced trading on the Nasdaq Capital Market on August 21, 2015. Prior to such date, our shares of common stock were traded over-the-counter and quoted on the OTCQB Marketplace.

The table below sets forth the high and low bid prices of our common stock, as reported on Nasdaq or the OTCQB Marketplace for the periods shown (as adjusted for the reverse stock split of our outstanding shares of common stock at a ratio of 1-for-12 that became effective on August 12, 2015):

	High	Low
Fiscal Year Ended April 30, 2016:
First quarter	$8.40	$5.28
Second quarter	7.50	4.65
Third quarter	5.46	3.50
Fourth quarter	4.10	3.40

	High	Low
Fiscal Year Ended April 30, 2015:
First quarter	$12.60	$10.68
Second quarter	10.68	6.60
Third quarter	8.40	4.44
Fourth quarter	9.00	2.76

Approximate Number of Holders of Common Stock

As of July 15, 2016, there were approximately 2,365 record holders of the Company’s common stock.

Dividends

Holders of our common stock are entitled to receive such dividends as may be declared by our Board of Directors.  No dividends have been declared or paid with respect to our common stock and no dividends are anticipated to be paid in the foreseeable future.  Any future decisions as to the payment of dividends will be at the discretion of our Board of Directors, subject to applicable law.

Recent Sales by the Company of Unregistered Securities

None.

Repurchases of Securities

None.

Use of Proceeds

We received approximately $4.3 million in net proceeds from the sale of common stock in the public offering on June 15, 2016. We intend to use the net proceeds of this offering for research and development to grow our TumorGraft platform, and the balance of the net proceeds of this offering for working capital and general corporate purposes. The amounts and timing of our actual expenditures will depend upon numerous factors, including market conditions, cash generated by our operations, business developments and related rate of growth. We may find it necessary or advisable to use portions of the proceeds from this offering for other purposes.

From time to time, we evaluate these and other factors and we anticipate continuing to make such evaluations to determine if the existing allocation of resources, including the proceeds of this offering, is being optimized.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis together with our consolidated financial statements and the related notes included elsewhere in this Annual Report.  This discussion contains forward-looking statements that are based on our current expectations, estimates, and projections about our business and operations.  Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements as a result of a number of factors, including those we discuss under Item 1A – “Risk Factors” and elsewhere in this Annual Report.

Overview and Recent Developments

We are engaged in the development and sale of advanced technology solutions and products to personalize the development and use of oncology drugs.  Utilizing our TumorGraft Technology Platform, we provide select services to pharmaceutical and biotechnology companies seeking personalized approaches to drug development. By performing studies to predict the efficacy of oncology drugs, our Platform facilitates drug discovery with lower costs and increased speed of drug development as well as increased adoption of existing drugs.

Our Platform provides a novel approach to simulating the results of human clinical trials used in developing oncology drugs. We believe it costs more than $100,000 per patient in oncology clinical trials and the typical cost for each phase of development per year increases from approximately $3 million in the pre-clinical setting to approximately $150 million in phase III. Simulating trials before executing them provides benefits to both pharmaceutical companies and patients. Pharmaceutical companies can lower the risk of spending resources on drugs that do not show significant anti-cancer activities and increase the chance that the clinical development path they pursue will be focused on an appropriate patient population and a successful combination with other drugs.

We plan to continue our efforts to expand our TumorGraft Technology Platform in order to expand our TOS program. Our POS program will not be the focus of our growth moving forward.

On June 15, 2016, the Company closed a public offering of 2,000,000 registered shares of its common stock at an offering price of $2.25 per share. In addition, the underwriter exercised a partial exercise of the over-allotment option granted to the underwriter to purchase an additional 258,749 shares at the public offering price. The net proceeds from the offering, including the partial exercise of the over-allotment option, were approximately $4.3 million, after deducting the underwriting discount and offering-related expenses of approximately $750,000. The Company intends to use the net proceeds of this offering for research and development to grow our TumorGraft platform, and the balance of the net proceeds for working capital and general corporate purposes.

Results of Operations

The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Years Ended April 30,
	2016	% of Revenue	2015	% of Revenue	% Change
Operating revenue:
Personalized oncology solutions	$1,972	17.6%	$1,663	18.8%	18.6%
Translational oncology solutions	9,210	82.4	7,200	81.2	27.9

Total operating revenue	11,182	100.0	8,863	100.0	26.2

Costs and operating expenses:
Cost of personalized oncology solutions	2,102	18.8	2,733	30.8	(23.1)
Cost of translational oncology solutions	6,584	58.9	4,900	55.3	34.4
Research and development	4,194	37.5	4,845	54.7	(13.4)
Sales and marketing	3,445	30.8	4,283	48.3	(19.6)
General and administrative	5,173	46.3	5,340	60.3	(3.1)

Total costs and operating expenses	21,498	192.3	22,101	249.4	(2.7)

Loss from operations	$(10,316)	(92.3)%	$(13,238)	(149.4)%	(22.1)%

Operating Revenues

Operating revenues for the years ended April 30, 2016 and 2015 were $11.2 million and $8.9 million, respectively, an increase of $2.3 million, or 26.2%, primarily driven by the increase in TOS revenue.

Personalized Oncology Solutions Revenues

POS revenues were $2 million and $1.7 million for the years ended April 30, 2016 and 2015, respectively, an increase of $300,000 or 18.6%. The increase is primarily the result of growth in sequencing and tumor board revenue of $710,000 offset by a decline in implant and drug panel revenue of $400,000. The number of implants during fiscal 2016 was 143, a decrease of 42% over fiscal 2015. The number of patients for whom panels were completed was 48 for fiscal 2016, a decrease of 47% over fiscal 2015.

Translational Oncology Solutions Revenues

TOS revenues were $9.2 million and $7.2 million for the years ended April 30, 2016 and 2015, respectively, an increase of $2 million or 27.9%. The increase was due to increased bookings, both in the number and size of the studies, due to the expansion of the TOS sales team and growth of the platform.

Cost of Personalized Oncology Solutions

POS cost of sales were $2.1 million and $2.7 million for the years ended April 30, 2016 and 2015, respectively, a decrease of $600,000 or 23.1%. For the years ended April 30, 2016 and 2015, gross margins for POS were negative (6.6%) and negative (64.3%), respectively. The improvement is attributed to the increase in higher margin sequencing revenue and aggressively managing our lab costs.

Cost of Translational Oncology Solutions

TOS cost of sales were $6.6 million and $4.9 million for the years ended April 30, 2016 and 2015, respectively, an increase of $1.7 million, or 34.4%. For the years ended April 30, 2016 and 2015, gross margins for TOS were 28.5% and 31.9%, respectively. The increase in TOS cost of sales was due to an increase in TOS studies. Gross margin varies based on timing differences between expense and revenue recognition. The decline in gross margin was due to expenses recognized in advance of revenue.

Research and Development

Research and development expense was $4.2 million and $4.8 million for the years ended April 30, 2016 and 2015, respectively, a decrease of $600,000 or 13.4%. The decrease is largely due to lower expenses in genomic characterization of our Champions TumorGraft Bank.

Sales and Marketing

Sales and marketing expense was $3.4 million and $4.3 million for the years ended April 30, 2016 and 2015, respectively, a decrease of $900,000, or 19.6%. The decrease is due to the consolidation of sales and marketing personnel resources of the POS and TOS division.

General and Administrative

General and administrative expense was $5.2 million and $5.3 million for the years ended April 30, 2016 and 2015, respectively, a decrease of $100,000, or 3.1%. The decrease is mainly due to the decrease in stock option expense.

Other Income/(Expense)

Other Income/(Expense) consists of the change in the fair value of warrants that were accounted for as liabilities and are described further below and in Note 7 to the accompanying consolidated financial statements, a modification charge due to the extinguishment of the liability as stated in the amended 2011 and 2013 Warrant Agreements both of which are described further below and in Note 7 to the accompanying consolidated financial statements and other miscellaneous charges. Other Income/(Expense) was ($38,000) and $225,000 for the years ended April 30, 2016 and 2015, respectively. The current year expense is mainly due to foreign currency transaction losses.

Inflation

Inflation does not have a meaningful impact on the results of our operations.

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our cash and cash equivalents, working capital management, proceeds from certain private placements of our securities and sales of products and services. For the years ended April 30, 2016 and 2015, the Company had a net loss of approximately $10.4 million and $13.1 million, respectively. As of April 30, 2016, the Company had an accumulated deficit of approximately $62.5 million. As of April 30, 2016, we had negative working capital of $1 million and cash and cash equivalents of $2.6 million. Subsequently, on June 15, 2016, we issued shares of our common stock in a public offering, generating net proceeds of approximately $4.3 million. As of June 30, 2016, we had $5.5 million in cash and cash equivalents. We believe that our cash and cash equivalents on hand are adequate to fund operations through at least August 2017. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash used in operating activities was $6.5 million and $9.6 million for the years ended April 30, 2016 and 2015, respectively. The decrease of $3.1 million cash used in operations relates to an increase in revenues in conjunction with the reduction of fixed costs and effective management of variable lab costs.

Cash Flows from Investing Activities

Net cash used in investing activities was $322,000 and $114,000 for the years ended April 30, 2016 and 2015, respectively. These cash flows relate to the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $2,000 and $13.2 million for the years ended April 30, 2016 and 2015, respectively. The cash flows in 2015 primarily relate to the private placement of common stock and warrants that occurred on March 13, 2015 and the exercise of stock options and warrants.

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

During the third quarter of fiscal year 2014 we entered into a contract that may require the replacement of licensed tumors in the event that certain contractual terms have not been satisfied. Due to such requirements we have estimated an amount of licensed tumors that may need to be replaced, and we have deferred this revenue until all provisions of the agreement have been met. There was $67,000 and $258,000 of deferred revenue as of April 30, 2016 and 2015, respectively, relating to our estimate of replacement of licensed tumors.

Stock-Based Payments

We typically recognize expense for stock-based payments based on the fair value of awards on the date of grant.  We use the Black-Scholes option pricing model to estimate fair value.  The option pricing model requires us to estimate certain key assumptions such as expected life, volatility, risk free interest rates, and dividend yield to determine the fair value of stock-based awards.  These assumptions are based on historical information and management judgment.  We expense stock-based payments over the period that the awards are expected to vest, net of estimated forfeitures.  If actual forfeitures differ from management’s estimates, compensation expense is adjusted.  We report cash flows resulting from tax deductions in excess of the compensation cost recognized from those options (excess tax benefits) as financing cash flows when the cash tax benefit is received.

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

We have two operating segments and two reporting units. The estimated fair value of each reporting unit, as calculated for the April 30, 2016 impairment test, exceeded the carrying value of the reporting unit.  Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of the acquired businesses.  Future events, including but not limited to continued declines in economic activity, loss of contracts or a significant number of customers or a rapid increase in costs or capital expenditures, could cause us to conclude that impairment indicators exist and that goodwill is impaired.  Any resulting goodwill impairment could have a material adverse impact on our financial condition and results of operations.

Accounting for Income Taxes

We use the asset and liability method to account for income taxes.  Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  In preparing the consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate.  This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, goodwill and losses for tax and accounting purposes.  These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within the consolidated balance sheet.  We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established.  To the extent a valuation allowance is established or increased in a period, we include an expense within the tax provision of the consolidated statements of operations.  As of April 30, 2016 and 2015, we have established a full valuation allowance for all deferred tax assets.

As of April 30, 2016 and 2015, we recognized a liability for uncertain tax positions on the balance sheet relative to foreign operations in the amount of $165,000 and $100,000, respectively. We do not anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.  Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. The Company has not accrued for any penalties and interest.
Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers”, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. As amended by ASU No. 2015-14 issued in August 2015, this ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. We are currently assessing the impact of this update.

In February 2016, the FASB ASU No. 2016-02, Leases. The new standard will require most leases to be recognized on the balance sheet which will increase reported assets and liabilities. Lessor accounting remains substantially similar to current guidance. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2018, which for us is the first quarter of fiscal 2019 and mandates a modified retrospective transition method. We are currently assessing the impact of this update, and believe that its adoption will not have a material impact on our consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

Consolidated balance sheets as of April 30, 2016 and 2015, consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended April 30, 2016 together with the reports of our independent registered public accounting firms, are set forth in the “F” pages in Item 15 of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our principal financial and accounting officer, have reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Form 10-K.  Based on that evaluation, our management, including our Chief Executive Officer and our principal financial and accounting officer, has concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-K.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a–15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on control criteria framework of the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission published in its report entitled Internal Control – Integrated Framework (2013).  Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of April 30, 2016.

Management’s Annual Report on Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended April 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by item 10 will be contained in the Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by item 11 will be contained in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by item 12 will be contained in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by item 13 will be contained in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by item 14 will be contained in the Proxy Statement and is incorporated herein by reference.

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

10.3
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

10.19	Option Exchange Agreement, dated March 16, 2015, between the Company and Joel Ackerman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2015)

10.20	Option Exchange Agreement, dated March 16, 2015, between the Company and Ronnie Morris (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 20, 2015)

10.21	Option Exchange Agreement, dated March 16, 2015, between the Company and James McGorry (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 20, 2015)

10.22	Option Exchange Agreement, dated March 16, 2015, between the Company and David Miller (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 20, 2015)

14	Code of Ethics (incorporated by reference to Exhibit 14 of the April 30, 2008 Form 10-KSB)

21	List of Subsidiaries*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certifications***

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

___________________________
* Filed herewith

** Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

*** Furnished hereto.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPIONS ONCOLOGY, INC.

/s/ JOEL ACKERMAN
Joel Ackerman
Chief Executive Officer
(principal executive officer)

July 29, 2016

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOEL ACKERMAN	Chief Executive Officer and Director	July 29, 2016
Joel Ackerman	(principal executive officer)

/s/ DAVID MILLER	Vice President, Finance	July 29, 2016
David Miller	(principal financial and accounting officer)

/s/ DAVID SIDRANSKY	Director,	July 29, 2016
David Sidransky	Chairman of the Board of Directors

/s/ RONNIE MORRIS	President and Director	July 29, 2016
Ronnie Morris

/s/ ABBA D. POLIAKOFF	Director	July 29, 2016
Abba D. Poliakoff

/s/ SCOTT R. TOBIN	Director	July 29, 2016
Scott R. Tobin

/s/ DANIEL MENDELSON	Director	July 29, 2016
Daniel Mendelson

/s/ PHILIP BREITFELD	Director	July 29, 2016
Philip Breitfeld

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Champions Oncology, Inc.

We have audited the accompanying consolidated balance sheets of Champions Oncology, Inc. and Subsidiaries (the “Company") as of April 30, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended April 30, 2016. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Champions Oncology, Inc. and Subsidiaries as of April 30, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended April 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

Iselin, New Jersey
July 29, 2016

CHAMPIONS ONCOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30
(Dollars in Thousands)

	2016	2015
ASSETS
Current assets:
Cash and cash equivalents.	$2,585	$9,357
Accounts receivable, net	1,312	1,060
Prepaid expenses and other current assets	443	346

Total current assets	4,340	10,763

Restricted cash	150	163
Property and equipment, net	618	452
Goodwill	669	669

Total assets	5,777	$12,047

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,896	$1,414
Accrued liabilities	271	373
Deferred revenue	3,139	2,009

Total current liabilities	5,306	3,796

Other Non-current liability	233	192

Total liabilities	5,539	3,988

Stockholders' equity:
Common stock, $.001 par value; 200,000,000 and 125,000,000 shares authorized; 8,974,531 and 8,962,301 shares issued and 8,704,846 and 8,692,616 shares outstanding as of April 30, 2016 and 2015, respectively	9	9
Treasury stock, at cost, 269,685 common shares as of April 30, 2016 and 2015	(1,252)	(1,252)
Additional paid-in capital	63,947	61,322
Accumulated deficit	(62,466)	(52,020)

Total stockholders' equity	238	8,059

Total liabilities and stockholders' equity	5,777	$12,047

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Amounts)

	Year Ended April 30,
	2016	2015
Operating revenue:
Personalized oncology solutions	$1,972	$1,663
Translational oncology solutions	9,210	7,200

Total operating revenue	11,182	8,863

Costs and operating expenses:
Cost of personalized oncology solutions	2,102	2,733
Cost of translational oncology solutions	6,584	4,900
Research and development	4,194	4,845
Sales and marketing	3,445	4,283
General and administrative	5,173	5,340

Total costs and operating expenses	21,498	22,101

Loss from operations	(10,316)	(13,238)

Other income/(expense):
Change in fair value of warrant liability	—	981
Warrant modification charge	—	(586)
Other expense	(38)	(170)

Total other income/(expense)	(38)	225

Net loss before income tax expense	(10,354)	(13,013)
Provision for income tax	92	127

Net loss	$(10,446)	$(13,140)

Net loss per common share outstanding
basic and diluted	$(1.20)	$(2.20)

Weighted average common shares outstanding basic and diluted	8,695,199	5,985,346

CHAMPIONS ONCOLOGY, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in Thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, May 1, 2014	5,573,821	$6	269,685	$(1,252)	$43,323	$(38,880)	$—	$3,197
Stock-based compensation	—	—	—	—	2,948	—	—	2,948
Exercise of options and warrants	313	—	—	—	2	—	—	2
Conversion of convertible notes and accrued interest	—	—	—	—	2,060	—	—	2,060
Sale of common stock, net of issuance costs of $880k	2,929,778	3	—	—	11,157	—	—	11,160
Issuance of share under anti-dilution provisions	188,704	—	—	—	2	—	—	2
Stock Option Modification	—	—	—	—	214	—	—	214
Reclassification of warrant Liability	—	—	—	—	1,616	—	—	1,616
Net loss	—	—	—	—	—	(13,140)	—	(13,140)

Balance, April 30, 2015	8,692,616	$9	269,685	$(1,252)	$61,322	$(52,020)	$—	$8,059
Stock-based compensation	—	—	—	—	2,599	—	—	2,599
Payment of issuance costs related to 2015 Private Placement	—	—	—	—	(18)	—	—	(18)
Issuance of common stock	12,230	—	—	—	44	—	—	44
Net loss	—	—	—	—	—	(10,446)	—	(10,446)

Balance, April 30, 2016	8,704,846	$9	269,685	$(1,252)	$63,947	$(62,466)	$—	$238

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended April 30,
	2016	2015
Operating activities:
Net loss	$(10,446)	$(13,140)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation and modification expense	2,599	3,162
Depreciation and amortization expense	156	214
Change in fair value of warrant liability	—	(981)
Modification of warrant liability	—	586
Gain/loss on sales of assets	—	5
Allowance for doubtful accounts	30	—
Changes in operating assets and liabilities:
Accounts receivable	(282)	265
Prepaid expenses, deposits and other	(97)	37
Restricted cash	13	2
Accounts payable	482	433
Accrued liabilities	(102)	(231)
Other Non-current liability	65	100
Deferred revenue	1,130	(82)

Net cash used in operating activities	(6,452)	(9,630)

Investing activities:
Purchase of property and equipment	(322)	(119)
Proceeds from sale of fixed assets	—	5

Net cash used in investing activities	(322)	(114)

Financing activities:
Private placement financing, net of financing costs of $880k	—	11,220
Proceeds from Executive Note financing	—	2,000
Payment of issuance costs related to 2015 Private Placement	(18)	—
Capital lease payments	(24)	(12)
Issuance of common stock	44	—
Proceeds from exercise of options and warrants	—	2

Net cash provided by financing activities	2	13,210

Increase (decrease) in cash and cash equivalents	(6,772)	3,466
Cash and cash equivalents, beginning of year	9,357	5,891

Cash and cash equivalents, end of year	$2,585	$9,357

Non-cash investing and financing activities:
Purchased equipment under capital lease	—	124
Conversion of executive note financing	—	2,000
Reclassification of warrant liability to equity	—	1,616

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

The Company has three operating subsidiaries: Champions Oncology (Israel), Limited, Champions Biotechnology U.K., Limited and Champions Oncology Singapore, PTE LTD. Champions Oncology Singapore, PTE LTD is currently inactive and is in the process of being closed. For the years ended April 30, 2016 and 2015, there were no material revenues earned by these subsidiaries.

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

Fair Value

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company had one liability measured at fair value on a recurring basis, which related to warrants that were issued in connection with the 2011 and 2013 private placements of the Company’s securities. On March 11, 2015 the Company entered into a securities purchase agreement and amended certain agreements which eliminated the provisions within the warrant agreements requiring the liability classification of the warrant. Accordingly, the warrant liability was reclassified to equity at the date of such modification which is discussed more fully in Note 7. As of March 11, 2015 these warrants had an estimated fair value of $1.6 million which was calculated by the Monte Carlo simulation valuation method using level three inputs. The Company has no assets that are measured at fair value on a recurring basis and there were no assets or liabilities measured at fair value on a non-recurring basis during the year ended April 30, 2016.

The following table presents information about our warrant liability, which was our only financial instrument measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended April 30, 2015 (dollars in thousands):

2015
Balance beginning of year	$(2,011)
Transfers to (from) Level 3	—
Change in fair value included in earnings	981
Modification Charge	(586)
Reclassification to equity	1,616

Balance end of year	$—

Accounts Receivable

Accounts receivable represent amounts due under agreements with pharmaceutical and biotechnology companies for TOS and amounts due under agreements with patients for POS. At each reporting period, the Company evaluates open accounts receivable for collectability and records an allowance for potentially uncollectible accounts. For April 30, 2016 and 2015, the allowance for these accounts was $32,000 and $2,000, respectively. Accounts receivable is also comprised of certain unbilled accounts receivable for services completed under TOS that have not been billed as of the balance sheet date. As of April 30, 2016 and 2015, the Company had unbilled receivables of $617,000 and $636,000, respectively.

Restricted Cash

As of April 30, 2016 and 2015, the Company has restricted cash of $150,000 and $163,000, respectively, which is classified as a noncurrent asset on the consolidated balance sheets. This restricted cash serves primarily as collateral for corporate credit cards to provide financial assurance that the Company will fulfill its obligations. The cash is held in custody by the issuing bank, is restricted as to withdrawal or use, and is currently invested in an interest-bearing Certificate of Deposit (“CD”). Though the CD matures in the second quarter of fiscal 2017, the cash will be reinvested into another CD to continue use of the corporate cards. The Company accounts for this CD as a non-current asset supporting operations of the business.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and Equipment

Property and equipment is recorded at cost and primarily consists of laboratory equipment, furniture and fixtures, and computer hardware and software. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the various assets ranging from three to seven years. Property and equipment consisted of the following (in thousands):

	April 30,
	2016	2015
Furniture and fixtures	$73	$70
Computer equipment and software	715	685
Laboratory equipment	782	493
Leasehold improvements	2	2

Total property and equipment	1,572	1,250
Less: Accumulated depreciation and amortization	(954)	(798)

Property and equipment, net	$618	$452

Depreciation and amortization expense was $156,000 and $214,000 for the years ended April 30, 2016 and 2015, respectively. Additionally, included in “Laboratory equipment” as of April 30, 2016 and 2015 is a capital lease asset of $124,000. Depreciation and amortization expense relating the capital lease was $24,818 and $12,405 for the years ended April 30, 2016 and April 30, 2015, respectively.

Capital Lease

In November 2014, the Company entered into a lease for laboratory equipment. The lease was determined to be a capital lease that has costs of approximately $149,000, at inception, through November 2019. The current monthly capital lease payment is approximately $3,000.

The following is a schedule by years of future minimum lease payments under this capital lease together with the present value of the net minimum lease payments as of April 30, 2016 (table in thousands):

For the Years Ended April 30,	2017	$24
	2018	25
	2019	27
	2020	16

Total minimum lease payments		92
Less: amount representing interest		(9)
Present value of minimum payments		83
Less: current portion		(24)
		$59

The present value of minimum future obligations shown above is calculated based on interest rate of 5%. The short-term and long-term components of the capital lease obligation are included in accrued liabilities and other non-current liabilities, respectively at April 30, 2016 and 2015.

Impairment of Long-Lived Assets

Impairment losses are to be recognized when the carrying amount of a long-lived asset is not recoverable or exceeds its fair value.  The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that a carrying value may not be recoverable.  The Company uses estimates of future cash flows over the remaining useful life of a long- lived asset or asset group to determine the recoverability of the asset.  These estimates only include the net cash flows directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the asset or asset group.  The

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company has not recognized any impairment losses for the Company’s long-lived assets for the years ending April 30, 2016 and 2015.

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

The Company has not recognized any impairment losses for the Company’s goodwill for the years ending April 30, 2016 and 2015.

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

During the third quarter of fiscal year 2014 we entered into a contract that may require the replacement of licensed tumors in the event that certain contractual terms have not been satisfied. Due to such requirements we have estimated an amount of licensed tumors that may need to be replaced, and we have deferred this revenue until all provisions of the agreement have been met. There was $67,000 and $258,000 of deferred revenue as of April 30, 2016 and 2015, respectively, relating to our estimate of replacement of licensed tumors. This contract has been substantially completed.

Cost of Personalized Oncology Solutions

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Year Ended April 30,
	2016	2015
Basic loss per share computation
Net loss attributable to common stockholders	$(10,445,537)	$(13,139,820)
Weighted Average common shares - basic	8,695,199	5,985,346
Basic net loss per share	$(1.20)	$(2.20)

Diluted loss per share computation
Net loss attributable to common stockholders	$(10,445,537)	$(13,139,820)
Less: Gain on derivative warrant liability	—	980,519
Loss available to common stockholders	$(10,445,537)	$(14,120,339)

Weighted Average common shares	8,695,199	5,985,346
Incremental shares from assumed exercise of warrants and stock options	—	439,065
Adjusted weighted average share – diluted	8,695,199	6,424,411

Diluted net loss per share	$(1.20)	$(2.20)

The following table reflects the total potential stock-based instruments outstanding at April 30, 2016 and 2015 that could have an effect on the future computation of dilution per common share:

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended April 30
	2016	2015
Stock options	2,212,757	2,004,002
Warrants	2,109,840	2,109,840

Total common stock equivalents	4,322,597	4,113,842

Stock-based Payments

The Company typically recognizes expense for stock-based payments based on the fair value of awards on the date of grant.  The Company uses the Black-Scholes option pricing model to estimate fair value.  The Black-Scholes option valuation model was developed for use in estimating the fair value of short-traded options that have no vesting restrictions and are fully transferable.  The option pricing model requires the Company to estimate certain key assumptions such as expected life, volatility, risk free interest rates and dividend yield to determine the fair value of stock-based awards.  These assumptions are based on historical information and management judgment.  The risk-free interest rate used is based on the United States treasury security rate with a term consistent with the expected term of the award at the time of the grant. Since the Company has limited option exercise history, it has generally elected to estimate the expected life of an award based upon the Securities and Exchange Commission-approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107 with the continued use of this method extended under the provisions of Staff Accounting Bulletin No. 110.  Estimated volatility is based upon the historical volatility of the Company's common stock.  The Company does not anticipate paying a dividend, and therefore, no expected dividend yield was used.

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

Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements.  In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established.  The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change. As of April 30, 2016 and 2015, the Company provided a valuation allowance for all net deferred tax assets, as recovery is not more likely than not based on an insufficient history of earnings.

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

The Company reflects tax benefits only if it is more likely than not that we will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  The Company has recorded $165,000 and $100,000 of liabilities related to uncertain tax positions relative to one of its foreign operations as of April 30, 2016 and 2015, respectively.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at April 30, 2016 and 2015, and has not recognized interest and/or penalties in the statement of operations for either period. We do not anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers”, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. As amended by ASU No. 2015-14 issued in August 2015, this ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. We are currently assessing the impact of this update.

In February 2016, the FASB ASU No. 2016-02, Leases. The new standard will require most leases to be recognized on the balance sheet which will increase reported assets and liabilities. Lessor accounting remains substantially similar to current guidance. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2018, which for us is the first quarter of fiscal 2019 and mandates a modified retrospective transition method. We are currently assessing the impact of this update, and believe that its adoption will not have a material impact on our consolidated financial statements.

Note 3. Teva Agreement

On July 30, 2013, the Company entered into an agreement with Teva Pharmaceutical Industries Ltd., pursuant to which the Company agreed to conduct TumorGraft studies on multiple proprietary chemical compounds provided by Teva to determine the activity or response of these compounds in potential clinical indications. Under the agreement, Teva agreed to pay an upfront payment and, under certain conditions, pay the Company various amounts upon achieving certain milestones, based on the performance of the compounds in preclinical testing and dependent upon testing the compound in clinical settings and obtaining FDA approval. In addition, Teva agreed to pay the Company royalties on any commercialized products developed under the agreement. This agreement terminated a prior collaborative agreement between Cephalon, Inc. a wholly-owned subsidiary of Teva, and the Company. For the years ended April 30, 2016 and 2015, revenue of $40,000 and $724,000, respectively, were recognized relating to this agreement.

Note 4. Significant Customers

For the year ended April 30, 2016, one of our customers accounted for more than 10.0% of our total revenue in the amount of $2.0 million, or 17.6%. The revenue from this customer is captured in the TOS revenue line item within the income statement.

For the year ended April 30, 2015, three of our customers accounted for more than 10.0% of our total revenue in the amount of $0.9 million, $0.9 million and $0.8 million, or 12.8% and 12.6% and 11.7%, respectively. The revenue from these customers was captured in the TOS revenue line item within the income statement.

As of April 30, 2016, two of our customers accounted for more than 10.0% of our total accounts receivable balance in the amount of $401,654 and $161,150, or 30.7% and 12.3%, respectively.

As of April 30, 2015, two of our customers accounted for more than 10.0% of our total accounts receivable balance in the amount of $153,446 and $119,540, or 14.5% and 11.3%, respectively.

Note 5. Commitments and Contingencies

Operating Leases

The Company currently leases its office facilities. Rent expenses totaled $304,000 and $222,000 for the years ended April 30, 2016 and 2015, respectively, which included a former facility located in Singapore, which was closed in January 2015. The Company considers its facilities adequate for our current operational needs.

The Company leases the following facilities under non-cancelable operating lease agreements:

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
One University Plaza, Suite 307, Hackensack, New Jersey 7601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in November 30, 2016. The Company recognized $85,000 of rental costs relative to this lease for both fiscal 2016 and 2015, respectively.

•
855 North Wolfe Street, Suite 619, Baltimore, Maryland 21205, which consists of laboratories and office space where the Company conducts operations related to its primary service offerings.  This lease expires in December 30, 2017.  The Company recognized $83,000 and $86,000 of rental costs relative to this lease for fiscal 2016 and 2015, respectively.

•
450 East 29th Street, New York, New York, 10016, which is a laboratory at which we implant tumors. This lease expires in September 30, 2016 and can be renewed by the Company for subsequent one year terms. The Company recognized $136,000 and $47,000 of rental costs relative to this lease for fiscal 2016 and 2015, respectively.

Future minimum lease payments due each fiscal year are as follows (in thousands):

2017	$248,904
2018	71,007

Total	$319,911

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

Note 6. Stock-based Payments

Stock-based compensation in the amount of $2.6 million and $3.2 million was recognized for years ended April 30, 2016 and 2015, respectively. Included in 2015 stock-based compensation expense under “general and administrative” line item is the option modification charge of $213,952. Stock-based compensation costs were recorded as follows (in thousands):

	Year Ended April 30,
	2016	2015
General and administrative	$2,035	$2,204
Sales and marketing	198	561
Research and development	308	352
TOS cost of sales	31	23
POS cost of sales	27	22

Total stock-based compensation expense	$2,599	$3,162

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

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

For stock-based payments to non-employee consultants under both the 2010 and 2008 Equity Incentive Plan, the fair value of the stock-based consideration issued is used to measure the transaction, as management believes this to be a more reliable measure of fair value than the services received.  The fair value of the award is expensed over the period service is provided to the Company; however, it is ultimately measured at the price of the Company’s common stock or the fair value of stock options using the Black-Scholes valuation model on the date that the commitment for performance by the non-employee consultant has been reached or performance is complete, which is generally the vesting date of the award.

Director Compensation Plan

On December 12, 2013, the Compensation Committee of the Board of Directors of the Company adopted changes to the Director Compensation Plan of 2010 (the “Director Plan”) effective commencing December 1, 2013.  Under the Director Plan, independent directors of the Company are entitled to an annual award of a five years option to purchase 8,333 shares of the Company’s common stock, and the Chairman of the Board of the Company is entitled to an annual award of a five years option to purchase 16,667 shares of the Company’s common stock.  Independent directors who serve as chairperson of a committee will also receive an annual grant of a five-year option to purchase 1,667 shares of the Company’s unregistered common stock. All options issued under the Director Plan vest quarterly at a rate of 25%. Option grants will typically be issued after the annual shareholder meeting which will generally be held in October of each year. New directors will receive a grant upon joining the Board equal to the pro-rata annual grant for the remainder of the year. Options issued under the Director Plan are issued pursuant to the 2010 Equity Plan.

Stock Option Grants

Black-Scholes assumptions used to calculate the fair value of options granted during the years ended April 30, 2016 and 2015 were as follows:

Year Ended April 30,
	2016	2015
Expected term in years	2.5 - 6.0	2.5 - 6.0
Risk-free interest rates	0.6% - 1.8%	0.8% - 1.9%
Volatility	83% - 93%	86% - 102%
Dividend yield	—%	—%

The weighted average fair value of stock options granted during the years ending April 30, 2016 and 2015, was $3.54 and $7.32, respectively. The Company’s stock options activity and related information as of and for the years ended April 30, 2016 and 2015 is as follows (dollars in thousands):

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Non- Employees	Directors and Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2015	57,917	1,946,085	2,004,002	$5.74	6.7	$4,166,000
Granted	—	343,749	343,749	5.33
Exercised	—	—	—	—
Canceled	—	—	—	—
Forfeited	—	(42,515)	(42,515)	6.90
Expired	(6,667)	(85,812)	(92,479)	6.97

Outstanding, April 30, 2016	51,250	2,161,507	2,212,757	5.58	6.1	$10,000

Vested and expected to vest as of April 30, 2016	51,250	2,161,507	2,212,757		6.1	$10,000

Vested as of April 30, 2016	34,271	1,703,035	1,737,306	5.71	5.6	$9,000

	Non- Employees	Directors and Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2014	63,750	1,882,170	1,945,920	$12.12	7.5	$985,000
Granted	6,667	1,756,714	1,763,381	7.92
Exercised	—	(313)	(313)	5.88
Canceled	—	(1,656,073)	(1,656,073)	12.48
Forfeited	—	(12,604)	(12,604)	11.52
Expired	(12,500)	(23,809)	(36,309)	11.88

Outstanding, April 30, 2015	57,917	1,946,085	2,004,002	5.74	6.7	$4,166,000

Vested and expected to vest as of April 30, 2015	57,917	1,946,085	2,004,002		6.7	$4,166,000

Vested as of April 30, 2015	40,625	1,385,298	1,425,923	5.88	5.9	$2,879,000

Included in the balances outstanding in the table above are 224,663 options (which vest based on service criteria) granted to the Company’s Chief Executive Officer and its President as of November 5, 2013 as part of their new employment agreements. In addition to the above, there are 224,663 additional options granted to the Company’s Chief Executive Officer and President which vest based on both service and performance criteria.  The service-based conditions of these options provide for vesting to occur monthly over a period of three years.  The service-based options, like all of the Company’s service-based options, are expensed on a straight-line basis.  Since the straight-line method is not available for performance or market-based stock-based payments, the 224,663 performance-based options will be expensed on an accelerated basis once the Company determines it is probable that the performance-based conditions will be met.

On March 16, 2015, the Company and certain members of its senior management team agreed to exchange existing options to purchase shares of the Company's common stock with new options. The new options have a lower exercise price for fewer shares and have the same vesting schedules and the same termination expiration dates as the existing options. The Company used the Black Scholes valuation method to determine if the modification created additional stock option expense. Due to the modification the Company had an additional stock option modification expense for the current period of $213,951 and future additional stock option modification expense of $386,578. All additional expense will be recorded as stock option expense. The members of the

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

senior management team whose options were exchanged include Joel Ackerman, the Company's Chief Executive Officer and a member of its Board of Directors, Ronnie Morris, the Company's President and a member of its Board of Directors, James McGorry, the Company's Executive Vice President and General Manager, Translational Oncology Solutions and David Miller, the Company's Vice President, Finance. As a result of the option exchange, an aggregate of 1,656,073 existing options with exercise prices ranging from $5.64 to $15.96 per share were exchanged for an aggregate of 1,468,161 new options with exercise prices of $4.92 per share.

Also on March 16, 2015, the Company and each of Mr. Ackerman and Dr. Morris agreed to amend their employment agreements with the Company. Their current employment agreements provide that, for the year from November 1, 2014 to October 31, 2015, Mr. Ackerman and Dr. Morris's salaries would be paid half in cash and half in options to purchase shares of common stock. To conserve the Company's cash, Mr. Ackerman and Dr. Morris have agreed to accept all of their compensation in options, and none of it in cash for such year. Mr. Ackerman received 96,283 options and Dr. Morris received 90,358 options. These options were granted on March 16, 2015 and vest over a one year period starting from November 1, 2014 which is concurrent with their employment contract.

Stock Purchase Warrants

As of April 30, 2016, the Company had warrants outstanding for the purchase of 2,109,840 shares of its common stock, all of which were exercisable. Of these warrants, 1,849,285 were issued in connection with the March 2015 Private Placement as further discussed in Note 7. Activity related to these warrants, which expire at various dates through January 2019, is summarized as follows (dollars in thousands):

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2015	2,109,840	$5.54	4.6	$3,248
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

Outstanding, April 30, 2016	2,109,840	$5.54	3.6	$—

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2014	273,055	$7.32	2.9	$984
Granted	1,849,285	5.64	4.9	3,108
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(12,500)	—	—	—

Outstanding, April 30, 2015	2,109,840	$5.54	4.6	$3,248

Note 7. Common Stock

 On December1, 2014, the Company entered into note purchase agreements with and issued convertible promissory notes in the principal amount of $1 million each to Joel Ackerman, the Company’s Chief Executive Officer, and Dr. Ronnie Morris, the Company’s President, to finance the operations of the Company. The transaction was approved by the Company’s audit committee.

The notes bore interest at 12% per annum and had an initial term of 90 days. The notes, including any accrued but unpaid interest, were convertible at the option of each noteholder: (a) upon the closing of any equity financing that occurred during the term of the notes, into the securities offered in the financing to other investors at a 5% discount to the price per share paid by other

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On March 11, 2015, the Company entered into a Securities Purchase Agreement (the "2015 Securities Purchase Agreement") with Battery Ventures IX, L.P. and Battery Investment Partners IX, LLC (collectively, "Battery"), New Enterprise Associates 14, Limited Partnership ("NEA"), Joel Ackerman, Chief Executive Officer and a director of the Company ("Ackerman"), Dr. Ronnie Morris, President and a director of the Company ("Morris"), Daniel Mendelson, a director of the Company ("Mendelson") and certain other investors (collectively with Battery, NEA, Ackerman, Morris and Mendelson, the "Investors"), for the sale to the Investors of units, each unit consisting of one share of the Company's Common Stock, par value $0.001 per share (the "Common Stock") and a warrant to buy 0.55 shares of Common Stock at $5.76 per share (the "Warrants"), at a purchase price of $4.80 per unit, for an aggregate of $14 million. The Warrants expire five years after the closing date. Ackerman and Morris converted convertible promissory notes dated December 1, 2014 in the principal amounts of $1 million each, plus accrued interest, into the units at a 5% discount, pursuant to the terms of the convertible promissory notes.

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

The Investors have the right to require the Company to repurchase the purchased shares (the "Put Option") for cash for $4.80 per share upon a change of control or sale or exclusive license of substantially all of the Company's assets only if approved by the Company's board of directors. The Put Option will terminate upon the achievement of certain financial and other milestones.

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

The issuance of the shares of Common Stock resulted in the Company issuing an additional 188,704 shares of Common Stock to investors who purchased shares of Common Stock pursuant to a Securities Purchase Agreement dated as of March 24, 2011 (the "2011 Securities Purchase Agreement") due to contractual antidilution provisions in that 2011 Securities Purchase Agreement. The Company also amended and restated the 2011 Securities Purchase Agreement to eliminate these antidilution provisions going forward, and conform aspects of the put option in that 2011 Securities Purchase Agreement to terms of the Put Option in the 2015 Securities Purchase Agreement. The Company also issued an additional 131,945 warrants to its investors under the antidilution provision of 2011 Warrant Agreements under the Securities Purchase Agreement. Concurrently its investors agreed on certain amendments of the warrants to eliminate the antidilution rights for future transactions, by extending the term of the warrants  by one year, and adjusting the exercise price to $4.80 as an incentive to remove the antidilution rights. This resulted in a modification charge of $413,521.

The Company and its investors have  amended and restated its Securities Purchase Agreement dated January 28, 2013 (the "2013 Securities Purchase Agreement") to conform aspects of the put option in that 2013 Securities Purchase Agreement to the Put Option in the 2015 Securities Purchase Agreement. The Company issued an additional 100,750 warrants to investors under the antidilution provision of 2013 Warrant Agreements under the Securities Purchase Agreement. Concurrently its investors agree on certain amendments of these warrants to eliminate the antidilution rights for future transactions, by extending the term of the warrant  by one year and adjusting the exercise price to $4.80 as an incentive to remove the antidilution rights. This resulted in a modification charge of $172,344.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On April 24, 2015, the Company filed an amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware, which increased the total number of shares of common stock the Company is authorized to issue to 200,000,000 from 125,000,000.

The Company had accounted for the warrants issued in connection with the April 2011 Private Placement and January 2013 Private Placement as a liability based on the exercise price reset provisions in each of the security agreements. This liability, which was recorded at fair value on the accompanying consolidated balance sheets, totaled $1.6 million at the time of the close of the March 2015 Private Placement Agreement. Due to the amendments noted above, the liability has been reclassified to equity as shown in note 2 above.

Note 8. Provision for Income Taxes

The components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended April 30, 2016
	Federal	State	Foreign	Total
Current	$—	$—	$92	$92
Deferred	(3,322)	(537)	11	(3,848)
Change in valuation allowance	3,322	537	(11)	3,848

Total	$—	$—	$92	$92

	Year Ended April 30, 2015
	Federal *	State *	Foreign	Total
Current	$—	$3	$124	$127
Deferred	(3,912)	(287)	8	(4,191)
Change in valuation allowance	3,912	287	(8)	4,191

Total	$—	$3	$124	$127

* The deferred and change in valuation allowance amounts for federal and state in the table above relating to the year ended April 30, 2015 were incorrectly presented in the previous filed 10-K on July 29, 2015 and have since been corrected herein. The incorrect disclosure had no impact on the total income tax expense or any other account balances of the Company's consolidated financial statements at April 30, 2015.

A reconciliation between the Company’s effective tax rate and the United States statutory tax rate for the years ended April 30, 2016 and 2015 is as follows:

	Year Ended April 30,
	2016	2015
Federal income tax at statutory rate	34.0%	34.0%
State income tax, net of federal benefit	3.1	2.6
Permanent differences	(0.2)	0.9
Increase in uncertain tax position	(0.6)	(0.8)
Other	(2.2)	(6.9)
Change in valuation allowance	(37.2)	(30.8)
Changes in tax rates	2.2	—

Income tax expense	(0.9)%	(1.0)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities as of April 30, 2016 and 2015 consist of the following (in thousands):

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of April 30,
	2016	2015
Accrued liabilities	$21	$21
State taxes	12	1
Stock-based compensation expense	5,528	4,803
Capitalized research and development costs	316	433
Foreign net operating loss carry-forward	224	235
Net operating loss carry-forward	12,970	9,719

Total deferred tax assets	19,071	15,212
Less: Valuation allowance	(19,071)	(15,212)

Net deferred tax asset	$—	$—

Management has evaluated the available evidence about future tax planning strategies, taxable income and other possible sources of realization of deferred tax assets and has established a full valuation allowance against its net deferred tax assets as of April 30, 2016 and 2015.  For the years ended April 30, 2016 and 2015, the Company recorded a valuation allowance of $19.1 million and $15.2 million, respectively.

As of April 30, 2016 and 2015, the Company’s estimated U.S. net operating loss carry-forwards were approximately $36 million and $26 million, respectively, which will begin expiring in 2022 for federal and 2017 for state purposes.  As of April 30, 2016 and 2015, the Company’s foreign net operating loss carry-forward was approximately $900,000 and $1 million, respectively, which have an unlimited carryforward period. A valuation allowance has been recorded against all of these losses due to continued overall losses.

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

The Company files income tax returns in various jurisdictions with varying statues of limitations.  As of April 30, 2016, the earliest tax year still subject to examination for state purposes is fiscal 2013.  The Company’s tax years for periods ending April 30, 2001 and forward are subject to examination by the United States and certain states due to the carry-forward of unutilized net operating losses.

The following table indicates the changes to the Company’s uncertain tax positions for the period and years ended April 30, 2016 and 2015 in thousands:

	Year Ended April 30,
	2016	2015
Balance, beginning of the year	$100	$—
Addition based on tax positions related to prior years	42	21
Addition based on tax positions related to current year	23	79

Balance, end of year	$165	$100

As of April 30, 2016 the above amount of $165,000 was included in other long-term liabilities.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Related Party Transactions

Related party transactions include transactions between the Company and its shareholders, management, or affiliates.  The following transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

Consulting Services

During the years ended April 30, 2016 and 2015, the Company paid a member of its Board of Directors $72,000 and $62,500, respectively, for consulting services unrelated to their duties as board members. During the years ended April 30, 2016 and 2015, the Company paid a board member’s company $8,800 and $3,700, respectively, for consulting services. All of the amounts paid to these related parties have been recognized in expense in the period the services were performed.

Private Placement

During the year ended April 30, 2015, the Company sold an aggregate of 451,754 shares of common stock at a price of $4.80 per share and warrants to purchase an aggregate of 248,460 additional shares of common stock at an exercise price of $5.76 per share to two of its officers and directors in the March 2015 Private Placement. The proceeds of this sale were from the convertible promissory notes that were entered into on December 1, 2014 between the Company and two of its executive officers as described further in Note 7 above.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Year Ended April 30, 2016	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$1,972	$9,210	$—	$11,182
Direct cost of services	(2,075)	(6,553)	—	(8,628)
Sales and marketing costs	(833)	(2,414)	—	(3,247)
Other operating expenses	—	(3,886)	(3,138)	(7,024)
Stock compensation expense (1)	—	—	(2,599)	(2,599)

Segment profit (loss)	$(936)	$(3,643)	$(5,737)	$(10,316)

Year Ended April 30, 2015	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$1,663	$7,200	$—	$8,863
Direct cost of services	(2,711)	(4,877)	—	(7,588)
Sales and marketing costs	(1,514)	(2,208)	—	(3,722)
Other operating expenses	—	(4,493)	(3,136)	(7,629)
Stock compensation expense (1)	—	—	(3,162)	(3,162)

Segment loss	$(2,562)	$(4,378)	$(6,298)	$(13,238)

(1) Stock compensation expense is shown separately and is excluded from direct costs of services, sales and marketing costs, and other operating expenses in the table above, as it is managed on a consolidated basis and is not used by management to evaluate the performance of its segments. See Note 6 for the allocation of stock compensation expense relative to the individual line items as it is reported on the Company's Consolidated Statement of Operations.

All of the Company’s revenue is recorded in the United States and substantially all of its long-lived assets are in the United States.

Note 11. Subsequent Events

On June 15, 2016, the Company closed a public offering of 2,000,000 registered shares of its common stock, par value $0.001 per share, at an offering price of $2.25 per share. In addition, the underwriter exercised a partial exercise of the over-allotment option granted to the underwriter to purchase an additional 258,749 shares of its common stock at the public offering price. All of the shares have been offered by the Company.

The net proceeds from the offering, including the partial exercise of the over-allotment option, is approximately $4.3 million million, after deducting the underwriting discount and estimated offering-related expenses of $750,000. The Company intends to use the net proceeds of this offering for research and development to grow the TumorGraft platform, and the balance of the net proceeds for working capital and general corporate purposes.

On July 19, 2016, the Company and certain members of its senior management team agreed to exchange existing options to purchase shares of the Company's common stock for new options. The new options have a lower exercise price for fewer shares

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and have the same vesting schedules and the same termination expiration dates as the existing options. The members of the senior management team whose options were exchanged include Joel Ackerman, the Company's Chief Executive Officer and a member of its Board of Directors, Ronnie Morris, the Company's President and a member of its Board of Directors and David Miller, the Company's Vice President, Finance. As a result of the option exchange, an aggregate of 1,793,781 existing options with exercise prices ranging from $4.55 to $6.96 per share were exchanged for an aggregate of 1,568,191 new options with exercise prices of $2.10 per share. We are currently assessing the accounting impact of this exchange and believe it will not have a material impact on our consolidated financial statements.

Exhibit Index

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

10.3
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

10.19	Option Exchange Agreement, dated March 16, 2015, between the Company and Joel Ackerman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2015)

10.20	Option Exchange Agreement, dated March 16, 2015, between the Company and Ronnie Morris (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 20, 2015)

10.21	Option Exchange Agreement, dated March 16, 2015, between the Company and James McGorry (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 20, 2015)

10.22	Option Exchange Agreement, dated March 16, 2015, between the Company and David Miller (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 20, 2015)

14	Code of Ethics (incorporated by reference to Exhibit 14 of the April 30, 2008 Form 10-KSB)

21	List of Subsidiaries*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certifications***

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
__________________________
* Filed herewith
** Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
*** Furnished hereto.