Form 10-Q
period 2016-07-31
CHAMPIONS ONCOLOGY, INC.
filed 2016-09-14
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2016
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

The number of Common Shares of the Registrant outstanding as of September 9, 2016 was 10,967,491.

DOCUMENTS INCORPORATED BY REFERENCE - None

INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHAMPIONS ONCOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

	July 31, 2016	April 30, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,463	$2,585
Accounts receivable, net	1,628	1,312
Prepaid expenses and other current assets	349	443

Total current assets	6,440	4,340

Restricted cash	150	150
Property and equipment, net	590	618
Goodwill	669	669

Total assets	$7,849	$5,777

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,509	$1,896
Accrued liabilities	220	271
Deferred revenue	2,697	3,139

Total current liabilities	4,426	5,306

Other non-current liabilities	247	233

Total liabilities	4,673	5,539

Stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 11,237,176 and 8,974,531shares issued and 10,967,491 and 8,704,846 shares outstanding as of July 31, 2016 and April 30, 2016, respectively	11	9
Treasury stock, at cost, 269,685 common shares as of July 31, 2016 and April 30, 2016	(1,252)	(1,252)
Additional paid-in capital	69,429	63,947
Accumulated deficit	(65,012)	(62,466)

Total stockholders’ equity	3,176	238

Total liabilities and stockholders’ equity	$7,849	$5,777

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended July 31,
	2016	2015
Operating revenue:
Personalized oncology solutions	$511	$485
Translational oncology solutions	3,159	2,337

Total operating revenue	3,670	2,822

Costs and operating expenses:
Cost of personalized oncology solutions	474	661
Cost of translational oncology solutions	2,049	1,612
Research and development	1,211	1,100
Sales and marketing	925	1,029
General and administrative	1,534	1,317

Total costs and operating expenses	6,193	5,719

Loss from operations	(2,523)	(2,897)

Other (expense):
Other (expense)	(9)	(10)

Total other (expense)	(9)	(10)

Loss before provision for income taxes	(2,532)	(2,907)
Provision for income taxes	14	6

Net loss	$(2,546)	$(2,913)

Net loss per common share outstanding
basic and diluted	$(0.26)	$(0.33)

Weighted average common shares outstanding
basic and diluted	9,835,279	8,702,237

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Three Months Ended July 31,
	2016	2015
Operating activities:
Net loss	$(2,546)	$(2,913)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,129	775
Depreciation expense	45	37
Provision for bad debts	(2)	—
Issuance of common stock	15	—
Changes in operating assets and liabilities:
Accounts receivable	(314)	(398)
Prepaid expenses and other current assets	94	(20)
Restricted cash	—	13
Accounts payable	(387)	22
Accrued liabilities	(51)	43
Other non-current liability	20	—
Deferred revenue	(442)	(102)

Net cash used in operating activities	(2,439)	(2,543)

Investing activities:
Purchase of property and equipment	(17)	(29)

Net cash used in investing activities	(17)	(29)

Financing activities:
Proceeds from June 2016 Public Offering, net of financing costs of $742	4,340	—
Payment of issuance costs related to March 2015 Private Placement	—	(18)
Capital lease payments	(6)	(7)

Net cash provided by/(used in) financing activities	4,334	(25)

Increase/(Decrease) in cash and cash equivalents.	1,878	(2,597)
Cash and cash equivalents, beginning of period	2,585	9,357

Cash and cash equivalents, end of period	$4,463	$6,760

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization, Use of Estimates and Basis of Presentation

Champions Oncology, Inc. (the “Company”) is engaged in the development and sale of advanced technology solutions and products to personalize the development and use of oncology drugs. The Company’s TumorGraft Technology Platform is a novel approach to personalizing cancer care based upon the implantation of human tumors in immune-deficient mice. The Company uses this technology, in conjunction with related services, to offer solutions for two consumer groups: Personalized Oncology Solutions (“POS”) and Translational Oncology Solutions (“TOS”). POS assists physicians in developing personalized treatment options for their cancer patients through tumor specific data obtained from drug panels and related personalized oncology services. The Company’s TOS business offers a technology platform to pharmaceutical and biotechnology companies using proprietary TumorGraft studies, which the Company believes may be predictive of how drugs may perform in clinical settings.

The Company has three operating subsidiaries: Champions Oncology (Israel), Limited, Champions Biotechnology U.K., Limited and Champions Oncology Singapore, PTE LTD. Champions Oncology Singapore, PTE LTD is currently inactive and is in the process of being closed. For the three months ended July 31, 2016 and 2015, there were no material revenues earned by these subsidiaries.

The Company’s foreign subsidiaries functional currency is the U.S. dollar. Transaction gains and losses are recognized in earnings. The Company is subject to foreign exchange rate fluctuations in connection with the Company’s international operations.

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. All significant intercompany transactions and accounts have been eliminated. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in the Company’s annual consolidated financial statements for the year ended April 30, 2016, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 30, 2016.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Liquidity

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our sales of products and services, working capital management, and proceeds from certain private and public offerings of our securities. As of July 31, 2016, we had positive working capital of $2.0 million and cash and cash equivalents on hand of $4.5 million. We believe that our cash and cash equivalents on hand at July 31, 2016 are adequate to fund our operations through at least September 2017. However, in order for us to continue as a going concern beyond this point, we may need to obtain capital from external sources. If we are unable to obtain additional financing, we may be required to reduce the scope of, or delay or eliminate, some of our research and development and other activities, which could harm our financial condition and operating results. Financing may not be available on acceptable terms or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that could restrict our ability to operate our business.

Reverse Stock Split

On October 15, 2013, the shareholders of the Company authorized our Board of Directors to effect a reverse stock split of all outstanding shares of common stock, warrants and options. The Board of Directors subsequently approved the implementation of a reverse stock split at a ratio of one-for-twelve shares, which became effective on August 12, 2015. All share and per share data relating to July 31, 2015 in these condensed consolidated financial statements and related notes hereto have been retroactively adjusted to account for the effect of the reverse stock split.

Earnings Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock plus dilutive potential common stock considered outstanding during the period. Such dilutive shares consist of incremental shares that would be issued upon exercise of the Company’s common stock purchase warrants and stock options. For the three months ended July 31, 2016 and 2015, basic and dilutive loss per share were the same, as the potentially dilutive securities did not have a dilutive effect.

	Three Months Ended July 31,
	2016	2015
Basic and diluted loss per share computation
Net loss attributable to common stockholders	$(2,546,449)	$(2,913,101)
Weighted Average common shares – basic	9,835,279	8,702,237
Basic and diluted net loss per share	$(0.26)	$(0.33)

The following table reflects the total potential share-based instruments outstanding at July 31, 2016 and 2015 that could have an effect on the future computation of dilution per common share:

	July 31,
	2016	2015
Stock options	2,154,948	2,014,507
Warrants	2,109,840	2,109,840

Total common stock equivalents	4,264,788	4,124,347

Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements.  In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established.  The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change. As of July 31, 2016 and 2015, the Company provided a valuation allowance for all net deferred tax assets, as recovery is not more likely than not based on an insufficient history of earnings.

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

The Company reflects tax benefits only if it is more likely than not that we will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  The Company has recorded $185,000 and $165,000 of liabilities related to uncertain tax positions relative to one of its foreign operations as of July 31, 2016 and April 30, 2016, respectively.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at July 31, 2016 and April 30, 2016, and has not recognized interest and/or penalties in the statement of operations for either period. We do not anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.

The income tax provision for the three months ended July 31, 2016 and 2015 was $14,000 and $6,000, respectively.

Note 2. Property and Equipment

Property and equipment is recorded at cost and primarily consists of laboratory equipment, leasehold improvements, furniture and fixtures, and computer equipment and software. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the various assets ranging from three to seven years. Property and equipment consisted of the following (table in thousands):

	July 31, 2016	April 30, 2016
	(unaudited)
Furniture and fixtures	$77	$73
Computer equipment and software	725	715
Laboratory equipment	785	782
Leasehold improvements	2	2

Total property and equipment	1,589	1,572
Less: Accumulated depreciation	(999)	(954)

Property and equipment, net	$590	$618

Depreciation and amortization expense, excluding expense recorded under capital lease, was $39,000 and $37,000 for the three months ended July 31, 2016 and 2015, respectively. As of July 31, 2016 and April 30, 2016, property, plant and equipment included assets held under capital lease of $124,000. Related depreciation expense was $6,000 and $6,000, respectively, for the three months ended July 31, 2016 and 2015, respectively.

Capital Lease

In November 2014, the Company entered into a capital lease for laboratory equipment. The lease has costs of approximately $149,000 and matures on November 2019. The current monthly capital lease payment is approximately $3,000.

The following is a schedule by years of future minimum lease payments under this capital lease together with the present value of the net minimum lease payments as of July 31, 2016 (table in thousands):

For the Years Ended April 30,	Total
2017 (remaining)	$18
2018	25
2019	27
2020	16

Total minimum payments	86
Less: amount representing interest	(8)
Present value of minimum payments	78
Less: current portion	(24)
$54

The present value of minimum future obligations shown above is calculated based on an interest rate of 5%. The short-term and long-term components of the capital lease obligation are included in accrued liabilities and other non-current liabilities, respectively at July 31, 2016 and April 30, 2016.

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

Stock-based compensation in the amount of $1,129,000 and $775,000 was recognized for the three months ended July 31, 2016 and 2015, respectively. Stock-based compensation expense was recognized as follows (table in thousands):

	Three Months Ended July 31,
	2016	2015
General and administrative	$830	$438
Sales and marketing	168	120
Research and development	85	167
TOS cost of sales	44	24
POS cost of sales	2	26
Total stock-based compensation expense	$1,129	$775
Stock Option Grants

Black-Scholes assumptions used to calculate the fair value of options granted during the three months ended July 31, 2016 and 2015 were as follows:

Three Months Ended July 31,
	2016	2015
Expected term in years	2.6 - 6	5 - 6
Risk-free interest rates	0.75% - 1.25%	1.57% - 1.774%
Volatility	73.2% - 95.6%	87.8% - 92.8%
Dividend yield	—%	—

The weighted average fair value of stock options granted during the three months ended July 31, 2016 and 2015 was $1.79 and $4.85, respectively. The Company’s stock options activity for the three months ended July 31, 2016 was as follows:

	Non- Employees	Directors and Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2016	51,250	2,161,507	2,212,757	$5.58	6.1	$10,000
Granted	—	1,762,327	1,762,327	2.10	7.0	—
Exercised	—	—	—	—
Forfeited	—	(7,813)	(7,813)	9.85
Canceled	—	(1,793,781)	(1,793,781)	4.92
Expired	—	(18,542)	(18,542)	10.64

Outstanding, July 31, 2016	51,250	2,103,698	2,154,948	3.22	6.3	$—

Vested and expected to vest as of July 31, 2016	51,250	2,103,698	2,154,948	3.22	6.3	$—

Exercisable as of July 31, 2016	34,586	1,739,483	1,774,069	3.35	6.0	$—

Included in the balances outstanding in the table above are 203,043 options (which vest based on service criteria) granted to each of the Company’s Chief Executive Officer and its President as of November 5, 2013 as part of their employment agreements. In addition to the above, there are 203,043 additional options granted to each of the Company’s Chief Executive Officer and President which vest based on both service and performance criteria.  The service-based conditions of these options provide for vesting to occur monthly over a period of three years.  The service-based options are expensed on a straight-line basis.  Since the straight-line method is not available for performance or market-based share-based payments, the 203,043 performance-based options will be expensed on an accelerated basis once the Company determines it is probable that the performance-based conditions will be met.

On July 21, 2016, the Company and certain members of its senior management team agreed to exchange existing options to purchase shares of the Company's common stock with new options. The new options have a lower exercise price for fewer shares and have the same vesting schedules and the same termination expiration dates as the existing options. The Company used the Black Scholes valuation method to determine if the modification created additional stock option expense. As a result of the option exchange, an aggregate of 1,793,781 existing options with exercise prices ranging from $4.55 to $6.96 per share were exchanged for an aggregate of 1,568,191 new options with exercise prices of $2.10 per share. Due to the modification the Company had an additional stock option expense of $414,756, $330,945 of which was recognized in the current quarter and $83,811 of which will be recognized over the next year and a half as the options continue to vest.

Stock Purchase Warrants

As of July 31, 2016 and April 30, 2016, the Company had warrants outstanding for the purchase of 2,109,840 shares of its common stock, all of which were exercisable. Activity related to these warrants, which expire at various dates through January 2019, is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2016	2,109,840	$5.54	3.6	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—

Outstanding, July 31, 2016	2,109,840	$5.54	3.4	$—

Note 4. Common Stock

On June 15, 2016, the Company closed a public offering ("The June 2016 Public Offering") of 2,000,000 registered shares of its common stock, par value $0.001 per share, at an offering price of 2.25 per share. In addition, the underwriter exercised a partial exercise of the over-allotment option granted to the underwriter to purchase an additional 258,749 shares of its common stock at the public offering price. All of the shares have been offered by the Company.

The net proceeds from The June 2016 Public Offering, including the partial exercise of the over-allotment option, was $4.3 million, after deducting the underwriting discount and offering-related expenses of $742,000. The Company intends to use the net proceeds of this offering for research and development to grow the TumorGraft platform, and the balance of the net proceeds for working capital and general corporate purposes.

Note 5. Related Party Transactions

Related party transactions include transactions between the Company and its shareholders, management, or affiliates.  The following transactions were in the normal course of operations and were measured and recorded at the exchange amount, which is the amount of consideration established and agreed to by the parties.

Consulting Services

During the three months ended July 31, 2016 and 2015, the Company paid a member of its Board of Directors $18,000 and $18,000, respectively, for consulting services unrelated to his duties as a board member. During the three months ended July 31, 2016 and 2015, the Company paid a board member’s company nil and $5,900, respectively, for consulting services unrelated to his duties as a board member. All of the amounts paid to these related parties have been recognized and expensed in the period the services were performed. As of July 31, 2016, no amounts were due to these related parties.

Note 6. Commitments and Contingencies

Operating Leases

The Company currently leases its office facilities. Rent expenses totaled $99,000 and $53,000 for the three months ended July 31, 2016 and 2015, respectively. The Company considers its facilities adequate for our current operational needs.

The Company leases the following facilities under non-cancelable operating lease agreements:

•
One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in November 2016. The Company recognized $21,000 of rental costs relative to this lease for each of the three months ended July 31, 2016 and 2015, respectively.

•
855 North Wolfe Street, Suite 619, Baltimore, Maryland 21205, which consists of laboratories and office space where the Company conducts operations related to its primary service offerings.  This lease expires December 2017.  The Company recognized $26,000 and $20,000 of rental costs relative to this lease for the three months ended July 31, 2016 and 2015, respectively.

•
450 East 29th Street, New York, New York, 10016, which is a laboratory at which we implant tumors. The Company recognized $52,000 and $12,000 of rental expense for the three months ended July 31, 2016 and 2015, respectively. The lease expires in September 2016 and can be renewed by the Company for subsequent one year terms. The Company is currently reviewing its options pertaining to this lease.

Legal Matters

The Company is not currently party to any legal matters to its knowledge. The Company is not aware of any other matters that would have a material impact on the Company’s financial position or results of operations.

Registration Payment Arrangements

The Company has entered into an Amended and Restated Registration Rights Agreement in connection with the March 2015 Private Placement and is discussed more fully in Note 7 in the Company’s Form 10-K for the fiscal year ended April 30, 2016. This Amended and Restated Registration Rights Agreement contains provisions that may call for the Company to pay penalties in certain circumstances. This registration payment arrangement primarily relates to the Company’s ability to file a registration statement within a particular time period, have a registration statement declared effective within a particular time period and to maintain the effectiveness of the registration statement for a particular time period. The Company has not accrued any liquidated damages associated with the Amended and Restated Registration Right Agreement as the Company has filed the required registration statement and anticipates continued compliance with the agreement.

Note 7. Teva Agreement

On July 30, 2013, the Company entered into an agreement with Teva Pharmaceutical Industries Ltd. (“Teva”), pursuant to which the Company agreed to conduct TumorGraft studies on multiple proprietary chemical compounds provided by Teva to determine the activity or response of these compounds in potential clinical indications. Under the agreement, Teva agreed to pay an upfront payment and, under certain conditions, pay the Company various amounts upon achieving certain milestones, based on the performance of the compounds in preclinical testing and dependent upon testing the compound in clinical settings and obtaining FDA approval. In addition, Teva agreed to pay the Company royalties on any commercialized products developed under the agreement. This agreement terminated a prior collaborative agreement between Cephalon, Inc., a wholly-owned subsidiary of Teva, and the Company. Revenue recognized related to this agreement for the three months ended July 31, 2016 and 2015, was $42,000 and $24,000, respectively. This agreement has been terminated and all work relating to the upfront payment has been completed.

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

Note 9. Segment Information

The Company operates in two reportable segments, POS and TOS. The accounting policies of the Company’s segments are the same as those described in Note 2 of the Company’s annual financial statements for the year ended April 30, 2016, as filed on Form 10-K. The Company evaluates performance of its segments based on profit or loss from operations before stock compensation expense, depreciation and amortization, interest expense, interest income, gain on sale of assets, special charges or benefits, and income taxes (“segment profit”). Management uses segment profit information for internal reporting and control purposes and considers it in making decisions regarding the allocation of capital and other resources, risk assessment, and employee compensation, among other matters. The following tables summarize, for the periods indicated, operating results by reportable segment (table in thousands):

Three Months Ended July 31, 2016	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$511	$3,159	$—	$3,670
Direct cost of services	(472)	(2,005)	—	(2,477)
Sales and marketing costs	(141)	(616)	—	(757)
Other operating expenses	—	(1,126)	(704)	(1,830)
Stock- based compensation expense (1)	—	—	(1,129)	(1,129)

Segment profit (loss)	$(102)	$(588)	$(1,833)	$(2,523)

Three Months Ended July 31, 2015	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$485	$2,337	$—	$2,822
Direct cost of services	(634)	(1,588)	—	(2,222)
Sales and marketing costs	(332)	(577)	—	(909)
Other operating expenses	—	(933)	(880)	(1,813)
Stock- based compensation expense (1)	—	—	(775)	(775)

Segment profit (loss)	$(481)	$(761)	$(1,655)	$(2,897)

(1) Stock compensation expense is shown separately and is excluded from direct costs of services, sales and marketing costs, and other operating expenses, as it is managed on a consolidated basis and is not used by management to evaluate the performance of its segments. See Note 3 for the allocation of stock compensation expense relative to the individual line items as it is reported on the Company's Consolidated Statements of Operations.

All of the Company’s revenue is recorded in the United States and substantially all of its long-lived assets are in the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the condensed consolidated financial statements and related notes that appear elsewhere in this report and our most recent annual report for the year ended April 30, 2016, as filed on Form 10-K.

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

Forward-looking statements speak only as of the date the statements are made. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2016, as updated in our subsequent reports filed with the SEC, including any updates found in Part II, Item 1A of this or other reports on Form 10-Q. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Overview and Recent Developments

We are engaged in the development and sale of advanced technology solutions and products utilized in the development and use of oncology drugs.  Utilizing our TumorGraft Technology Platform, we provide select services to pharmaceutical and biotechnology companies seeking personalized approaches to drug development. By performing studies to predict the efficacy of oncology drugs, our Platform facilitates drug discovery with lower costs and increased speed of drug development as well as increased adoption of existing drugs.

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

On June 15, 2016, the Company closed a public offering of 2,000,000 registered shares of its common stock, par value $0.001 per share, at an offering price of 2.25 per share. In addition, the underwriter exercised a partial exercise of the over-allotment option granted to the underwriter to purchase an additional 258,749 shares of its common stock at the public offering price. All of the shares have been offered by the Company. The net proceeds, including the partial exercise of the over-allotment option, was $4.3 million, after deducting the underwriting discount and offering-related expenses of $742,000.

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our sales of products and services, cash and cash equivalents, working capital management, and proceeds from certain private and public offerings of our securities. As of July 31, 2016, we had positive working capital of $2 million and cash and cash equivalents on hand of $4.5 million. We believe that our cash and cash equivalents on hand at July 31, 2016 are adequate to fund our operations through at least September 2017. However, in order for us to continue as a going concern beyond this point, we may need to obtain capital from external sources. If we are unable to obtain additional financing, we may be required to reduce the scope of, or delay or eliminate, some of our research and development and other activities, which could harm our financial condition and operating results. Financing may not be available on acceptable terms or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that restrict our ability to operate our business.

Operating Results

The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Three Months Ended July 31,
	2016	% of Revenue	2015	% of Revenue	% Change
Operating revenue:
Personalized oncology solutions	$511	13.9%	$485	17.2%	5.4%
Translational oncology solutions	3,159	86.1	2,337	82.8	35.2

Total operating revenue	3,670	100.0	2,822	100.0	30.0

Costs and operating expenses:
Cost of personalized oncology solutions	474	12.9	661	23.4	(28.3)
Cost of translational oncology solutions	2,049	55.8	1,612	57.1	27.1
Research and development	1,211	33.0	1,100	39.0	10.1
Sales and marketing	925	25.2	1,029	36.5	(10.1)
General and administrative	1,534	41.8	1,317	46.7	16.5

Total costs and operating expenses	6,193	168.7	5,719	202.7	8.3
Operating loss	$(2,523)	(68.7)%	$(2,897)	(102.7)%	(12.9)

Operating Revenues

Operating revenues were $3.7 million and $2.8 million for the three months ended July 31, 2016 and 2015, respectively, an increase of $900,000 or 30%.

POS revenues were $511,000 and $485,000 for the three months ended July 31, 2016 and 2015, respectively, an increase of $26,000, or 5.4%. The increase is primarily the result of growth in sequencing revenue of $115,000 offset by a decline in implant and drug panel revenue of $29,000 and $60,000, respectively. The increase in sequencing revenue is due to demand for genome sequencing analysis as part of individual patient treatments plans. The decline in implant and drug panel revenue is due to management’s decision to focus mainly on TOS revenue growth.

TOS revenues were $3.2 million and $2.3 million for the three months ended July 31, 2016 and 2015, respectively, an increase of $900,000, or 35.2%. The increase is due to increased bookings in prior quarters, both in the number and size of the studies, the addition of new customers, and the growth of the platform.

Cost of Personalized Oncology Solutions

Cost of POS for the three months ended July 31, 2016 and 2015 were $474,000 and $661,000, respectively, a decrease of $187,000, or (28.3%). For the three months ended July 31, 2016 and 2015, gross margins for POS were 7.2% and (36.3%), respectively. The improvement in gross margin is attributed to the increase in higher margin, sequencing revenue, and aggressively managing our lab costs.

Cost of Translational Oncology Solutions

Cost of TOS for the three months ended July 31, 2016 and 2015 were $2 million and $1.6 million, respectively, an increase of $400,000, or 27.1%. For the three months ended July 31, 2016 and 2015, gross margins for TOS were 35.1% and 31%, respectively.

Gross margins vary quarterly based on timing differences between expense and revenue recognition. The increase in cost was due to an increase in the cost of TOS studies and the purchase of humanized mice totaling $159,000. Humanized mice are pass-through costs and the revenue will be recognized upon completion of the study. The improvement in gross margin was due to higher TOS revenue leveraged off the fixed cost component of the lab and effective management of the variable lab costs.

Research and Development

Research and development expenses for the three months ended July 31, 2016 and 2015 were $1.2 million and $1.1 million, respectively, an increase of $100,000, or 10.1%. The increase is primarily due to an increase in salary expense. Research and development is focused on the development and expansion of our TumorGraft Technology Platform. We build our platform primarily through research collaborations and relationships with medical centers and academic institutions.

Sales and Marketing

Sales and marketing expenses for the three months ended July 31, 2016 and 2015 were $925,000 and $1 million, respectively, a decrease of $75,000, or (10.1%). The decrease is due to the consolidation of the sales and marketing resources of the POS and TOS division, including combining both under one commercial business leader.

General and Administrative

General and administrative expenses for the three months ended July 31, 2016 and 2015 were $1.5 million and $1.3 million, respectively, an increase of $200,000, or 16.5%. The increase is due to an increase in stock compensation expense of $354,000, partially offset by reductions in legal and accounting, and IT expenses, of $96,000 and $43,000, respectively.

Inflation

Inflation does not have a meaningful impact on the results of our operations.

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash used in operating activities was $2.4 million and $2.5 million for the three months ended July 31, 2016 and 2015, respectively. Net cash used for the quarter reflects higher costs incurred, and paid, in advance of future revenue recognition and related cash collections; and, the reduction in accounts payable and accrued expenses of $482,000.

Cash Flows from Investing Activities

Net cash used in investing activities was $17,000 and $29,000 for the three months ended July 31, 2016 and 2015, respectively.  These cash outflows primarily relate to the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by/(used in) financing activities was $4.3 million and ($25,000) for the three months ended July 31, 2016 and 2015, respectively.  The cash inflows in 2016 relate to The June 2016 Public Offering discussed in Note 4.

Critical Accounting Estimates and Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to apply methodologies and make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates of the Company include, among other things, accounts receivable realization, revenue recognition (replacement of licensed tumors), valuation allowance for deferred tax assets, valuation of goodwill, and stock compensation and warrant assumptions. Actual results could differ from those estimates. The Company’s critical accounting policies are summarized in the Company’s Annual Report on Form 10-K, filed with the SEC on July 29, 2016.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our management, with the participation of our Chief Executive Officer and our Vice President, Finance, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and our Vice President, Finance, have concluded that our disclosure controls and procedures were effective as of July 31, 2016 at the reasonable assurance level in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and our Vice President, Finance, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We may not be able to meet our cash requirements beyond September 2017 without reducing the scope of our activities or obtaining additional capital from external sources, and if we are unable to do so, we may not be able to continue as a going concern.

As of July 31, 2016, we had working capital of $2 million and cash and cash equivalents of $4.5 million. We believe that our cash and cash equivalents on hand at July 31, 2016 are adequate to fund our operations through at least September 2017. However, in order for us to continue as a going concern beyond this point, we may need to reduce the scope of our activities or obtain capital from external sources.

We have generated net losses for our past recent history. For the years ended April 30, 2016 and 2015, the Company had a net loss of approximately $10.4 million and $13.1 million, respectively, and for the three months ended July 31, 2016, we had a net loss of $2.5 million. Even if we do raise sufficient capital to support our operating expenses beyond September 2017, there can be no assurances that the proceeds raised will be sufficient to enable our business to reach a level where it will generate profits from operations. Currently, the Company derives revenue from POS products and TOS products, while pursuing efforts to further develop bioinformatics from its TumorBank and its TumorGraft Technology Platform.  In addition, we are building our sales and marketing operations to grow our TOS products.  Accordingly, we expect to generate operating losses in the future until such time as we are able to generate significantly more revenue.

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
* filed herewith
** furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPIONS ONCOLOGY, INC.
(Registrant)

Date: September 14, 2016	By:	/s/ Joel Ackerman
Joel Ackerman
Chief Executive Officer
(principal executive officer)

Date: September 14, 2016	By:	/s/ David Miller
David Miller
Vice President, Finance
(principal financial and accounting officer)