Form 10-Q
period 2016-10-31
CHAMPIONS ONCOLOGY, INC.
filed 2016-12-14
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2016
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

The number of Common Shares of the Registrant outstanding as of December 9, 2016 was 10,967,491.

DOCUMENTS INCORPORATED BY REFERENCE - None

INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2016

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHAMPIONS ONCOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

	October 31, 2016	April 30, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,328	$2,585
Accounts receivable, net	1,891	1,312
Prepaid expenses and other current assets	445	443

Total current assets	6,664	4,340

Restricted cash	150	150
Property and equipment, net	561	618
Goodwill	669	669

Total assets	$8,044	$5,777

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,152	$1,896
Accrued liabilities	302	271
Deferred revenue	3,144	3,139

Total current liabilities	4,598	5,306

Other non-current liabilities	241	233

Total liabilities	4,839	5,539

Stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 11,237,176 and 8,974,531shares issued and 10,967,491 and 8,704,846 shares outstanding as of October 31, 2016 and April 30, 2016, respectively	11	9
Treasury stock, at cost, 269,685 common shares as of October 31, 2016 and April 30, 2016	(1,252)	(1,252)
Additional paid-in capital	69,963	63,947
Accumulated deficit	(65,517)	(62,466)

Total stockholders’ equity	3,205	238

Total liabilities and stockholders’ equity	$8,044	$5,777

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2016	2015	2016	2015
Operating revenue:
Personalized oncology solutions	$497	$486	$1,007	$971
Translational oncology solutions	3,960	2,485	7,119	4,822

Total operating revenue	4,457	2,971	8,126	5,793

Costs and operating expenses:
Cost of personalized oncology solutions	374	568	847	1,228
Cost of translational oncology solutions	1,829	1,443	3,879	3,056
Research and development	1,008	919	2,219	2,019
Sales and marketing	717	834	1,643	1,863
General and administrative	1,022	1,700	2,555	3,017

Total costs and operating expenses	4,950	5,464	11,143	11,183

Loss from operations	(493)	(2,493)	(3,017)	(5,390)

Other (expense):
Other (expense)	(16)	(14)	(25)	(24)

Total other (expense)	(16)	(14)	(25)	(24)

Loss before provision for income taxes	(509)	(2,507)	(3,042)	(5,414)
(Benefit from) Provision for income taxes	(5)	41	9	47

Net loss	$(504)	$(2,548)	$(3,051)	$(5,461)

Net loss per common share outstanding
basic and diluted	$(0.05)	$(0.29)	$(0.32)	$(0.63)

Weighted average common shares outstanding
basic and diluted	10,967,491	8,702,237	9,560,088	8,702,237

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Six Months Ended October 31,
	2016	2015
Operating activities:
Net loss	$(3,051)	$(5,461)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,664	1,523
Depreciation expense	87	76
Provision for bad debts	(2)	34
Issuance of common stock for services	15	—
Changes in operating assets and liabilities:
Accounts receivable	(577)	(865)
Prepaid expenses and other current assets	(3)	51
Restricted cash	—	13
Accounts payable	(744)	(76)
Accrued liabilities	31	(90)
Other non-current liability	20	35
Deferred revenue	5	(367)

Net cash used in operating activities	(2,555)	(5,127)

Investing activities:
Purchase of property and equipment	(30)	(44)

Net cash used in investing activities	(30)	(44)

Financing activities:
Proceeds from June 2016 Public Offering, net of financing costs of $742	4,340	—
Payment of issuance costs related to March 2015 Private Placement	—	(18)
Capital lease payments	(12)	(11)

Net cash provided by/(used in) financing activities	4,328	(29)

Increase/(Decrease) in cash and cash equivalents.	1,743	(5,200)
Cash and cash equivalents, beginning of period	2,585	9,357

Cash and cash equivalents, end of period	$4,328	$4,157

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

The Company has two operating subsidiaries: Champions Oncology (Israel), Limited and Champions Biotechnology U.K., Limited. Champions Oncology Singapore, PTE LTD was closed on November 7, 2016. For the three and six months ended October 31, 2016 and 2015, there were no material revenues earned by these subsidiaries.

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

Liquidity

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our sales of products and services, working capital management, and proceeds from certain private and public offerings of our securities. For the six months ended October 31, 2016, we had a net loss of $3.1 million and net operating cash outflows of $2.6 million. In addition, as of October 31, 2016, we had positive working capital of $2.1 million and cash and cash equivalents on hand of $4.3 million. We have grown our revenues while undertaking significant cost reductions beginning in the fourth quarter of fiscal year 2016, which has reduced our net loss and use of cash in operations to approximately $504,000 and $116,000, respectively, for the current quarter. We believe that our cash and cash equivalents on hand at October 31, 2016 are adequate to fund our operations through at least January 2018.

However, in order for us to continue as a going concern, we need to continue to increase revenues and generate cost savings from operations. In addition, we may need to obtain capital from external sources. If we are unable to maintain our operating levels and cannot obtain additional financing, we may be required to reduce the scope of, or delay or eliminate, some of our research and development and other activities, which could harm our financial condition and operating results. Financing may not be available on acceptable terms or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations.

Reverse Stock Split

On October 15, 2013, the shareholders of the Company authorized our Board of Directors to effect a reverse stock split of all outstanding shares of common stock, warrants and options. The Board of Directors subsequently approved the implementation of a reverse stock split at a ratio of one-for-twelve shares, which became effective on August 12, 2015. All share and per share data relating to October 31, 2015 in these condensed consolidated financial statements and related notes hereto have been adjusted to account for the effect of the reverse stock split.

Earnings Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock plus dilutive potential common stock considered outstanding during the period. Such dilutive shares consist of incremental shares that would be issued upon exercise of the Company’s common stock purchase warrants and stock options. For the three and six months ended October 31, 2016 and 2015, basic and dilutive loss per share were the same, as the potentially dilutive securities did not have a dilutive effect.

	Three Months Ended October 31,		Six Months Ended October 31,
	2016	2015	2016	2015
Basic and diluted loss per share computation
Net loss attributable to common stockholders	$(504,000)	$(2,548,000)	$(3,051,000)	$(5,461,000)
Weighted Average common shares – basic	10,967,491	8,702,237	9,560,088	8,702,237
Basic and diluted net loss per share	$(0.05)	$(0.29)	$(0.32)	$(0.63)

The following table reflects the total potential share-based instruments outstanding at October 31, 2016 and 2015 that could have an effect on the future computation of dilution per common share:

	October 31,
	2016	2015
Stock options	2,449,753	1,977,761
Warrants	2,109,840	2,109,840

Total common stock equivalents	4,559,593	4,087,601

Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements.  In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established.  The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change. As of October 31, 2016 and 2015, the Company provided a valuation allowance for all net deferred tax assets, as recovery is not more likely than not based on an insufficient history of earnings.

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

The Company reflects tax benefits only if it is more likely than not that we will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  The Company has recorded $185,000 and $165,000 of liabilities related to uncertain tax positions relative to one of its foreign operations as of October 31, 2016 and April 30, 2016, respectively.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at October 31, 2016 and April 30, 2016, and has not recognized interest and/or penalties in the statement of operations for either period. We do not anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.

The income tax provision for the six months ended October 31, 2016 and 2015 was $9,000 and $47,000, respectively.

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

	October 31, 2016	April 30, 2016
	(unaudited)
Furniture and fixtures	$73	$73
Computer equipment and software	730	715
Laboratory equipment	797	782
Leasehold improvements	2	2

Total property and equipment	1,602	1,572
Less: Accumulated depreciation	(1,041)	(954)

Property and equipment, net	$561	$618

Depreciation and amortization expense, excluding expense recorded under capital lease, was $34,000 and $31,000 for the three months ended October 31, 2016 and 2015, respectively, and $74,000 and $64,000 for the six months ended October 31, 2016 and 2015, respectively. As of October 31, 2016 and April 30, 2016, property, plant and equipment included assets held under capital lease of $124,000. Related depreciation expense was $6,000 and $6,000, respectively, for the three months ended October 31, 2016 and 2015, and $12,000 and $12,000 for the six months ended October 31, 2016 and 2015, respectively.

Capital Lease

In November 2014, the Company entered into a capital lease for laboratory equipment. The lease has costs of approximately $149,000 and matures on November 2019. The current monthly capital lease payment is approximately $3,000.

The following is a schedule by years of future minimum lease payments under this capital lease together with the present value of the net minimum lease payments as of October 31, 2016 (table in thousands):

For the Years Ended April 30,	Total
2017 (remaining)	$12
2018	25
2019	27
2020	16

Total minimum payments	80
Less: amount representing interest	(7)
Present value of minimum payments	73
Less: current portion	(25)
$48

The present value of minimum future obligations shown above is calculated based on an interest rate of 5%. The short-term and long-term components of the capital lease obligation are included in accrued liabilities and other non-current liabilities, respectively at October 31, 2016 and April 30, 2016.

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

Stock-based compensation in the amount of $535,000 and $748,000 was recognized for the three months ended October 31, 2016 and 2015, respectively, and $1.7 million and $1.5 million for the six months ended October 31, 2016 and 2015, respectively. Stock-based compensation expense was recognized as follows (table in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2016	2015	2016	2015
General and administrative	$469	$674	$1,298	$1,112
Sales and marketing	18	25	187	145
Research and development	45	46	130	213
TOS cost of sales	3	2	47	26
POS cost of sales	—	1	2	27
Total stock-based compensation expense	$535	$748	$1,664	$1,523

Stock Option Grants

Black-Scholes assumptions used to calculate the fair value of options granted during the three and six months ended October 31, 2016 and 2015 were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2016	2015	2016	2015
Expected term in years	6	6	2.6 - 6	5 - 6
Risk-free interest rates	1.48%	1.63% - 1.72%	0.75% - 1.48%	1.57% - 1.72%
Volatility	87.32%	87.46% - 87.81%	73.2% - 95.6%	87.46% - 92.32%
Dividend yield	—%	—%	—%	—%

The weighted average fair value of stock options granted during the three months ended October 31, 2016 and 2015 was $1.16 and $5.47, respectively. The weighted average fair value of stock options granted during the six months ended October 31, 2016 and 2015 was $1.73 and $4.99, respectively. The Company’s stock options activity for the six months ended October 31, 2016 was as follows:

	Non- Employees	Directors and Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2016	51,250	2,161,507	2,212,757	$5.58	6.1	$10,000
Granted	—	2,320,681	2,320,681	1.98	7.4	—
Exercised	—	—	—	—
Forfeited	—	(9,063)	(9,063)	10.18
Canceled	—	(1,996,821)	(1,996,821)	4.63
Expired	(16,664)	(61,137)	(77,801)	7.34

Outstanding, October 31, 2016	34,586	2,415,167	2,449,753	2.87	6.9	$—

Vested and expected to vest as of October 31, 2016	34,586	2,415,167	2,449,753	2.87	6.9	$—

Exercisable as of October 31, 2016	34,586	1,806,295	1,840,881	3.21	5.9	$—

Included in the balances outstanding in the table above are 203,043 options (which vest based on service criteria) granted to each of the Company’s Chief Executive Officer and its President as of November 5, 2013 as part of their employment agreements, which are fully vested as of October 31, 2016. In addition to the above, there are 203,043 additional options granted to each of the Company’s Chief Executive Officer and President which vest based on performance criteria.  The service-based conditions of these options provide for vesting to occur monthly over a period of three years.  The service-based options are expensed on a straight-line basis.  Since the straight-line method is not available for performance or market-based share-based payments, the 203,043 performance-based options will be expensed on an accelerated basis once the Company determines it is probable that the performance-based conditions will be met, which is currently under review.

On July 21, 2016, the Company and certain members of its senior management team agreed to exchange existing options to purchase shares of the Company's common stock with new options. The new options have a lower exercise price for fewer shares and have the same vesting schedules and the same termination expiration dates as the existing options. The Company used the Black Scholes valuation method to determine if the modification created additional stock option expense. As a result of the option exchange, an aggregate of 1,793,781 existing options with exercise prices ranging from $4.55 to $6.96 per share were exchanged for an aggregate of 1,568,191 new options with exercise prices of $2.10 per share. Due to the modification the Company had an additional stock option expense of $414,756, $330,945 of which was recognized in the first quarter ended July 31, 2016, 38,590 which was recognized in the second quarter ended October 31, 2016 and $45,221 of which will be recognized over the next year and a half as the options continue to vest.

Stock Purchase Warrants

As of October 31, 2016 and April 30, 2016, the Company had warrants outstanding for the purchase of 2,109,840 shares of its common stock, all of which were exercisable. Activity related to these warrants, which expire at various dates through January 2019, is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2016	2,109,840	$5.54	3.6	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—

Outstanding, October 31, 2016	2,109,840	$5.54	3.1	$—

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

On July 6, 2016, the Company issued 3,896 shares of common stock for consulting services.

Note 5. Related Party Transactions

Related party transactions include transactions between the Company and its shareholders, management, or affiliates.  The following transactions were in the normal course of operations and were measured and recorded at the exchange amount, which is the amount of consideration established and agreed to by the parties.

Consulting Services

During the six months ended October 31, 2016 and 2015, the Company paid a member of its Board of Directors $36,000 and $36,000, respectively, for consulting services unrelated to his duties as a board member. During the six months ended October 31, 2016 and 2015, the Company paid a board member’s company nil and $8,800, respectively, for consulting services unrelated to his duties as a board member. All of the amounts paid to these related parties have been recognized and expensed in the period the services were performed. As of October 31, 2016, no amounts were due to these related parties.

Note 6. Commitments and Contingencies

Operating Leases

The Company currently leases its office facilities. Rent expenses totaled $198,000 and $110,000 for the six months ended October 31, 2016 and 2015, respectively. The Company considers its facilities adequate for our current operational needs.

The Company leases the following facilities under non-cancelable operating lease agreements:

•
One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in November 2021. The Company recognized $43,000 of rental costs relative to this lease for each of the six months ended October 31, 2016 and 2015, respectively.

•
855 North Wolfe Street, Suite 619, Baltimore, Maryland 21205, which consists of laboratories and office space where the Company conducts operations related to its primary service offerings.  This lease expires December 2017.  The Company recognized $52,000 and $42,000 of rental costs relative to this lease for the six months ended October 31, 2016 and 2015, respectively.

•
450 East 29th Street, New York, New York, 10016, which is a laboratory at which we implant tumors. The Company recognized $103,000 and $24,000 of rental expense for the six months ended October 31, 2016 and 2015, respectively. The lease expires in May 2017 and can be renewed by the Company for subsequent one year terms.

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

Note 7. Teva Agreement

On July 30, 2013, the Company entered into an agreement with Teva Pharmaceutical Industries Ltd. (“Teva”), pursuant to which the Company agreed to conduct TumorGraft studies on multiple proprietary chemical compounds provided by Teva to determine the activity or response of these compounds in potential clinical indications. Under the agreement, Teva agreed to pay an upfront payment and, under certain conditions, pay the Company various amounts upon achieving certain milestones, based on the performance of the compounds in preclinical testing and dependent upon testing the compound in clinical settings and obtaining FDA approval. In addition, Teva agreed to pay the Company royalties on any commercialized products developed under the agreement. This agreement terminated a prior collaborative agreement between Cephalon, Inc., a wholly-owned subsidiary of Teva, and the Company. Revenue recognized related to this agreement for the six months ended October 31, 2016 and 2015, was $42,000 and $40,000, respectively. This agreement has been terminated and all work relating to the upfront payment has been completed.

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

Three months ended October 31, 2016	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$497	$3,960	$—	$4,457
Direct cost of services	(374)	(1,826)	—	(2,200)
Sales and marketing costs	(128)	(571)	—	(699)
Other operating expenses	—	(964)	(552)	(1,516)
Stock- based compensation expense (1)	—	—	(535)	(535)

Segment profit (loss)	$(5)	$599	$(1,087)	$(493)

Three months ended October 31, 2015	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$486	$2,485	$—	$2,971
Direct cost of services	(567)	(1,441)	—	(2,008)
Sales and marketing costs	(189)	(620)	—	(809)
Other operating expenses	—	(873)	(1,026)	(1,899)
Stock- based compensation expense (1)	—	—	(748)	(748)

Segment profit (loss)	$(270)	$(449)	$(1,774)	$(2,493)

Six Months Ended October 31, 2016	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$1,007	$7,119	$—	$8,126
Direct cost of services	(845)	(3,832)	—	(4,677)
Sales and marketing costs	(269)	(1,187)	—	(1,456)
Other operating expenses	—	(2,090)	(1,256)	(3,346)
Stock- based compensation expense (1)	—	—	(1,664)	(1,664)

Segment profit (loss)	$(107)	$10	$(2,920)	$(3,017)

Six Months Ended October 31, 2015	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$971	$4,822	$—	$5,793
Direct cost of services	(1,202)	(3,030)	—	(4,232)
Sales and marketing costs	(521)	(1,197)	—	(1,718)
Other operating expenses	—	(1,806)	(1,904)	(3,710)
Stock- based compensation expense (1)	—	—	(1,523)	(1,523)

Segment profit (loss)	$(752)	$(1,211)	$(3,427)	$(5,390)

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

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our sales of products and services, working capital management, and proceeds from certain private and public offerings of our securities. For the six months ended October 31, 2016, we had a net loss of $3.1 million and net operating cash outflows of $2.6 million. In addition, as of October 31, 2016, we had positive working capital of $2.1 million and cash and cash equivalents on hand of $4.3 million. We have grown our revenues while undertaking significant cost reductions beginning in the fourth quarter of fiscal year 2016, which has reduced our net loss and use of cash in operations to approximately $504,000 and $116,000, respectively, for the current quarter. We believe that our cash and cash equivalents on hand at October 31, 2016 are adequate to fund our operations through at least January 2018.

However, in order for us to continue as a going concern, we need to continue to increase revenues and generate cost savings from operations. In addition, we may need to obtain capital from external sources. If we are unable to maintain our operating levels and cannot obtain additional financing, we may be required to reduce the scope of, or delay or eliminate, some of our research and development and other activities, which could harm our financial condition and operating results. Financing may not be available on acceptable terms or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that could restrict our ability to operate our business.

Operating Results

The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Three Months Ended October 31,
	2016	% of Revenue	2015	% of Revenue	% Change
Operating revenue:
Personalized oncology solutions	$497	11.2%	$486	16.4%	2.3%
Translational oncology solutions	3,960	88.8	2,485	83.6	59.4

Total operating revenue	4,457	100.0	2,971	100.0	50.0

Costs and operating expenses:
Cost of personalized oncology solutions	374	8.4	568	19.1	34.2
Cost of translational oncology solutions	1,829	41.0	1,443	48.6	26.7
Research and development	1,008	22.6	919	30.9	9.7
Sales and marketing	717	16.1	834	28.1	14.0
General and administrative	1,022	22.9	1,700	57.2	39.9

Total costs and operating expenses	4,950	111.0	5,464	183.9	9.4
Loss from operations	$(493)	(11.0)%	$(2,493)	(83.9)%	80.2%

	For the Six Months Ended October 31,
	2016	% of Revenue	2015	% of Revenue	% Change
Operating revenue:
Personalized oncology solutions	$1,007	12.4%	$971	16.8%	3.7%
Translational oncology solutions	7,119	87.6	4,822	83.2	47.6

Total operating revenue	8,126	100.0	5,793	100.0	40.3

Costs and operating expenses:
Cost of personalized oncology solutions	847	10.4	1,228	21.2	31.0
Cost of translational oncology solutions	3,879	47.7	3,056	52.8	26.9
Research and development	2,219	27.3	2,019	34.9	9.9
Sales and marketing	1,643	20.2	1,863	32.2	11.8
General and administrative	2,555	31.4	3,017	52.1	15.3

Total costs and operating expenses	11,143	137.0	11,183	193.2	0.4
Loss from operations	$(3,017)	(37.0)%	$(5,390)	(93.2)%	44.0%

Operating Revenues

Operating revenues were $4.5 million and $3.0 million for the three months ended October 31, 2016 and 2015, respectively, an increase of $1.5 million or 50%. Operating revenues were $8.1 million and $5.8 million for the six months ended October 31, 2016 and 2015, respectively, an increase of $2.3 million or 40%.

POS revenues were $497,000 and $486,000 for the three months ended October 31, 2016 and 2015, respectively, an increase of $11,000, or 2.3%. POS revenues were $1 million and $971,000 for the six months ended October 31, 2016 and 2015, respectively, an increase of $36,000 or 3.7%. The increase is the result of growth in our sequencing revenue offset by a decline in implant, panel and drug study revenue.

TOS revenues were $4.0 million and $2.5 million for the three months ended October 31, 2016 and 2015, respectively, an increase of $1.5 million, or 59.4%.  TOS revenues were $7.1 million and $4.8 million for the six months ended October 31, 2016 and 2015, respectively, an increase of $2.3 million or 47.6%. The increase is due to the increase in studies signed in prior quarters, both in the number and size, the addition of new customers, and the growth of the platform.

Cost of Personalized Oncology Solutions

Cost of POS for the three months ended October 31, 2016 and 2015 were $374,000 and $568,000, respectively, a decrease of $194,000, or (34.2%). Cost of POS for the six months ended October 31, 2016 and 2015 was $847,000 and $1.2 million, respectively, a decrease of $381,000 or (31%). For the three months ended October 31, 2016 and 2015, gross margins for POS were 24.8% and (16.9%), respectively. For the six months ended October 31, 2016 and 2015, gross margins for POS were 15.9% and (26.5)%, respectively. The improvement in gross margin is attributed to the increase in higher margin, sequencing revenue, and aggressively managing our lab costs.

Cost of Translational Oncology Solutions

Cost of TOS for the three months ended October 31, 2016 and 2015 were $1.8 million and $1.4 million, respectively, an increase of $386,000, or 26.7%. Cost of TOS for the six months ended October 31, 2016 and 2015 was $3.9 million and $3.0 million, respectively, an increase of $823,000, or 26.9%. The increase in cost was due to an increase in the number of TOS studies. For the three months ended October 31, 2016 and 2015, gross margins for TOS were 53.8% and 41.9%, respectively. For the six months ended October 31, 2016 and 2015, gross margins for TOS were 45.5% and 36.6%, respectively. Gross margins vary quarterly based on timing differences between expense and revenue recognition. The improvement in gross margin was due to higher TOS revenue leveraged off the fixed cost component of the lab and effective management of the variable lab costs.

Research and Development

Research and development expenses for the three months ended October 31, 2016 and 2015 were $1.0 million and $919,000, respectively, an increase of $89,000, or 9.7%. Research and development expenses for the six months ended October 31, 2016 and 2015 was $2.2 million and $2.0 million, respectively, an increase of $200,000 or 10%. The increase is primarily due to an increase in salary expense. Research and development is focused on the development and expansion of our TumorGraft Technology Platform. We build our platform primarily through research collaborations and relationships with medical centers and academic institutions.

Sales and Marketing

Sales and marketing expenses for the three months ended October 31, 2016 and 2015 were $717,000 and $834,000, respectively, a decrease of $117,000, or (14.0%). Sales and marketing expenses for the six months ended October 31, 2016 and 2015 was $1.6 million and $1.9 million, respectively, a decrease of $300,000 or (15.8%). The decrease is due to the consolidation of the sales and marketing resources of the POS and TOS division, including combining both under one commercial business leader.

General and Administrative

General and administrative expenses for the three months ended October 31, 2016 and 2015 were $1.0 million and $1.7 million, respectively, a decrease of $700,000, or (39.9%). The decrease is primarily due to a decrease of $213,000 in stock compensation expense, along with reductions in legal and audit fees $150,000 and personnel related expenses of $100,000. General and administrative expenses for the six months ended October 31, 2016 and 2015 were $2.6 million and $3.0 million, respectively, a decrease of $400,000 or (13.3%).

Inflation

Inflation does not have a meaningful impact on the results of our operations.

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash used in operating activities was $2.6 million and $5.1 million for the six months ended October 31, 2016 and 2015, respectively. The reduction in cash burn is the result of revenue growth and aggressive expense management.

Cash Flows from Investing Activities

Net cash used in investing activities was $30,000 and $44,000 for the six months ended October 31, 2016 and 2015, respectively.  These cash outflows primarily relate to the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by/(used in) financing activities was $4.3 million and ($29,000) for the six months ended October 31, 2016 and 2015, respectively.  The cash inflows in 2016 relate to The June 2016 Public Offering discussed in Note 4 above.

Critical Accounting Estimates and Policies

The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to apply methodologies and make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates of the Company include, among other things, accounts receivable realization, revenue recognition (replacement of licensed tumors), valuation allowance for deferred tax assets, valuation of goodwill, and stock compensation and warrant assumptions. Actual results could differ from those estimates. The Company’s critical accounting policies are summarized in the Company’s Annual Report on Form 10-K, filed with the SEC on July 29, 2016.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our management, with the participation of our Chief Executive Officer and our Vice President, Finance, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and our Vice President, Finance, have concluded that our disclosure controls and procedures were effective as of October 31, 2016 at the reasonable assurance level in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and our Vice President, Finance, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We may not be able to meet our cash requirements beyond January 2018 without reducing the scope of our activities or obtaining additional capital from external sources, and if we are unable to do so, we may not be able to continue as a going concern.

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our sales of products and services, working capital management, and proceeds from certain private and public offerings of our securities. For the six months ended October 31, 2016, we had a net loss of $3.1 million and net operating cash outflows of $2.6 million. In addition, as of October 31, 2016, we had positive working capital of $2.1 million and cash and cash equivalents on hand of $4.3 million. We have grown our revenues while undertaking significant cost reductions beginning in the fourth quarter of fiscal year 2016, which has reduced our net loss and use of cash in operations to approximately $504,000 and $116,000, respectively, for the current quarter. We believe that our cash and cash equivalents on hand at October 31, 2016 are adequate to fund our operations through at least January 2018.

However, in order for us to continue as a going concern, we need to continue to increase revenues and generate cost savings from operations. In addition, we may need to obtain capital from external sources. If we are unable to maintain our operating levels and cannot obtain additional financing, we may be required to reduce the scope of, or delay or eliminate, some of our research and development and other activities, which could harm our financial condition and operating results. Financing may not be available on acceptable terms or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that could restrict our ability to operate our business.

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

CHAMPIONS ONCOLOGY, INC.
(Registrant)

Date: December 14, 2016	By:	/s/ Joel Ackerman
Joel Ackerman
Chief Executive Officer
(principal executive officer)

Date: December 14, 2016	By:	/s/ David Miller
David Miller
Vice President, Finance
(principal financial and accounting officer)