Form 10-Q
period 2017-01-31
CHAMPIONS ONCOLOGY, INC.
filed 2017-03-17
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2017
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

The number of Common Shares of the Registrant outstanding as of March 17, 2017 was 10,978,352.

DOCUMENTS INCORPORATED BY REFERENCE - None

INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHAMPIONS ONCOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Per Share Amounts)

	January 31, 2017	April 30, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,488	$2,585
Accounts receivable, net	2,026	1,312
Prepaid expenses and other current assets	541	443

Total current assets	6,055	4,340

Restricted cash	150	150
Property and equipment, net	672	618
Goodwill	669	669

Total assets	$7,546	$5,777

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,324	$1,896
Accrued liabilities	327	271
Deferred revenue	3,621	3,139

Total current liabilities	5,272	5,306

Other non-current liabilities	234	233

Total liabilities	5,506	5,539

Stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 11,240,423 and 8,974,531shares issued and 10,970,738 and 8,704,846 shares outstanding as of January 31, 2017 and April 30, 2016, respectively	11	9
Treasury stock, at cost, 269,685 common shares as of January 31, 2017 and April 30, 2016	(1,252)	(1,252)
Additional paid-in capital	70,206	63,947
Accumulated deficit	(66,925)	(62,466)

Total stockholders’ equity	2,040	238

Total liabilities and stockholders’ equity	$7,546	$5,777

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2017	2016	2017	2016
Operating revenue:
Personalized oncology solutions	$347	$416	$1,354	$1,387
Translational oncology solutions	3,218	2,136	10,337	6,958

Total operating revenue	3,565	2,552	11,691	8,345

Costs and operating expenses:
Cost of personalized oncology solutions	320	479	1,167	1,661
Cost of translational oncology solutions	2,086	1,627	5,965	4,683
Research and development	998	999	3,217	3,018
Sales and marketing	726	779	2,369	2,688
General and administrative	836	1,041	3,393	4,062

Total costs and operating expenses	4,966	4,925	16,111	16,112

Loss from operations	(1,401)	(2,373)	(4,420)	(7,767)

Other (expense):
Other (expense)	(8)	(8)	(33)	(29)

Total other (expense)	(8)	(8)	(33)	(29)

Loss before provision for income taxes	(1,409)	(2,381)	(4,453)	(7,796)
Provision for income taxes	—	31	7	76

Net loss	$(1,409)	$(2,412)	$(4,460)	$(7,872)

Net loss per common share outstanding
basic and diluted	$(0.13)	$(0.28)	$(0.44)	$(0.90)

Weighted average common shares outstanding
basic and diluted	10,967,738	8,702,237	10,130,460	8,702,237

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Nine Months Ended January 31,
	2017	2016
Operating activities:
Net loss	$(4,460)	$(7,872)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	1,901	2,090
Depreciation expense	127	114
Provision for bad debts	—	33
Issuance of common stock for services	20	—
Changes in operating assets and liabilities:
Accounts receivable	(714)	(1,078)
Prepaid expenses and other current assets	(98)	(68)
Restricted cash	—	13
Accounts payable	(572)	101
Accrued liabilities	55	(116)
Other non-current liability	20	64
Deferred revenue	483	866

Net cash used in operating activities	(3,238)	(5,853)

Investing activities:
Purchase of property and equipment	(181)	(176)

Net cash used in investing activities	(181)	(176)

Financing activities:
Proceeds from June 2016 Public Offering, net of financing costs of $742	4,340	—
Payment of issuance costs related to March 2015 Private Placement	—	(18)
Capital lease payments	(18)	(17)

Net cash provided by/(used in) financing activities	4,322	(35)

Increase/(Decrease) in cash and cash equivalents.	903	(6,064)
Cash and cash equivalents, beginning of period	2,585	9,357

Cash and cash equivalents, end of period	$3,488	$3,293

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

The Company has two operating subsidiaries: Champions Oncology (Israel), Limited and Champions Biotechnology U.K., Limited. Champions Oncology Singapore, PTE LTD was closed on November 7, 2016 and had no material operations during the nine months ended January 31, 2017 and year ended April 30, 2016. For the three and nine months ended January 31, 2017 and 2016, there were no material revenues earned by these subsidiaries.

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

Liquidity

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our sales of products and services, working capital management, and proceeds from certain private and public offerings of our securities. For the nine months ended January 31, 2017, we had a net loss of $4.5 million and net operating cash outflows of $3.2 million. In addition, as of January 31, 2017, we had positive working capital of $783,000 and cash and cash equivalents on hand of $3.5 million. We have grown our revenues while undertaking significant cost reductions beginning in the fourth quarter of fiscal year 2016, which has reduced our net loss and use of cash in operations for the nine months ended January 31, 2017 compared to the same period in the prior year by $3.4 million and $2.6 million, respectively. For the three months ended January 31, 2017, our net loss and use of cash in operations was approximately $1.4 million and $684,000, respectively. We believe that our cash and cash equivalents on hand at January 31, 2017 are adequate to fund our operations through at least March 2018.

However, in order for us to continue our operations beyond March 2018, we need to continue to increase revenues and generate cost savings from operations. In addition, we may need to obtain capital from external sources. If we are unable to maintain our operating levels and cannot obtain additional financing, we may be required to reduce the scope of, or delay or eliminate, some of our research and development and other activities, which could harm our financial condition and operating results. Financing may not be available on acceptable terms or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations.

Reverse Stock Split

On October 15, 2013, the shareholders of the Company authorized our Board of Directors to effect a reverse stock split of all outstanding shares of common stock, warrants and options. The Board of Directors subsequently approved the implementation of a reverse stock split at a ratio of one-for-twelve shares, which became effective on August 12, 2015. All share and per share data relating to January 31, 2016 in these condensed consolidated financial statements and related notes hereto have been adjusted to account for the effect of the reverse stock split.

Earnings Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock plus dilutive potential common stock considered outstanding during the period. Such dilutive shares consist of incremental shares that would be issued upon exercise of the Company’s common stock purchase warrants and stock options. For the three and nine months ended January 31, 2017 and 2016, basic and dilutive loss per share were the same, as the potentially dilutive securities did not have a dilutive effect.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2017	2016	2017	2016
Basic and diluted net loss per share computation:
Net loss attributable to common stockholders	$(1,408,904)	$(2,412,381)	$(4,459,773)	$(7,872,115)
Weighted Average common shares – basic	10,967,738	8,702,237	10,130,460	8,702,237
Basic and diluted net loss per share	$(0.13)	$(0.28)	$(0.44)	$(0.90)

The following table reflects the total potential share-based instruments outstanding at January 31, 2017 and 2016 that could have an effect on the future computation of dilution per common share:

	January 31,
	2017	2016
Stock options	2,308,704	2,212,571
Warrants	2,109,840	2,109,840

Total common stock equivalents	4,418,544	4,322,411

Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements.  In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established.  The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change. As of January 31, 2017 and 2016, the Company provided a valuation allowance for all net deferred tax assets, as recovery is not more likely than not based on an insufficient history of earnings.

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

The Company reflects tax benefits only if it is more likely than not that we will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  The Company has recorded $185,000 and $165,000 of liabilities related to uncertain tax positions relative to one of its foreign operations as of January 31, 2017 and April 30, 2016, respectively.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at January 31, 2017 and April 30, 2016, and has not recognized interest and/or penalties in the statement of operations for either period. We do not anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.

The income tax provision for the nine months ended January 31, 2017 and 2016 was $7,000 and $76,000, respectively.

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

	January 31, 2017	April 30, 2016
	(unaudited)
Furniture and fixtures	$74	$73
Computer equipment and software	857	715
Laboratory equipment	820	782
Leasehold improvements	2	2

Total property and equipment	1,753	1,572
Less: Accumulated depreciation	(1,081)	(954)

Property and equipment, net	$672	$618

Depreciation and amortization expense, excluding expense recorded under capital lease, was $34,000 and $31,000 for the three months ended January 31, 2017 and 2016, respectively, and $108,000 and $95,000 for the nine months ended January 31, 2017 and 2016, respectively. As of January 31, 2017 and April 30, 2016, property, plant and equipment included assets held under capital lease of $124,000. Related depreciation expense was $6,000 and $6,000, respectively, for the three months ended January 31, 2017 and 2016, and $19,000 and $19,000 for the nine months ended January 31, 2017 and 2016, respectively.

Capital Lease

In November 2014, the Company entered into a capital lease for laboratory equipment. The lease has costs of approximately $149,000 and matures on November 2019. The current monthly capital lease payment is approximately $3,000.

The following is a schedule by years of future minimum lease payments under this capital lease together with the present value of the net minimum lease payments as of January 31, 2017 (table in thousands):

For the Years Ended April 30,	Total
2017 (remaining)	$6
2018	25
2019	27
2020	16

Total minimum payments	74
Less: amount representing interest	(6)
Present value of minimum payments	68
Less: current portion	(25)
$43

The present value of minimum future obligations shown above is calculated based on an interest rate of 5%. The short-term and long-term components of the capital lease obligation are included in accrued liabilities and other non-current liabilities, respectively at January 31, 2017 and April 30, 2016.

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

Stock-based compensation in the amount of $237,000 and $567,000 was recognized for the three months ended January 31, 2017 and 2016, respectively, and $1.9 million and $2.1 million for the nine months ended January 31, 2017 and 2016, respectively. Stock-based compensation expense was recognized as follows (table in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2017	2016	2017	2016
General and administrative	$184	$488	$1,482	$1,600
Sales and marketing	7	27	194	173
Research and development	44	49	174	262
TOS cost of sales	2	2	49	28
POS cost of sales	—	1	2	27
Total stock-based compensation expense	$237	$567	$1,901	$2,090

Stock Option Grants

Black-Scholes assumptions used to calculate the fair value of options granted during the three and nine months ended January 31, 2017 and 2016 were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2017	2016	2017	2016
Expected term in years	3	2.5 - 6	3 - 6	2.5 - 6
Risk-free interest rates	0.59% - 1.90%	0.995% - 1.75%	0.59% - 1.90%	0.995% - 1.77%
Volatility	72.12% - 87.96%	82.72% - 91.98%	72.12% - 87.96%	82.72% - 92.32%
Dividend yield	—%	—%	—%	—%

The weighted average fair value of stock options granted during the three months ended January 31, 2017 and 2016 was $1.35 and $3.12, respectively. The weighted average fair value of stock options granted during the nine months ended January 31, 2017 and 2016 was $1.71 and $3.6, respectively. The Company’s stock options activity for the nine months ended January 31, 2017 was as follows:

	Non- Employees	Directors and Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2016	51,250	2,161,507	2,212,757	$5.58	6.1	$10,000
Granted	—	2,420,681	2,420,681	1.99	7.0	6,688,000
Exercised	—	—	—	—
Forfeited	—	(421,487)	(421,487)	2.03
Canceled	—	(1,793,779)	(1,793,779)	4.92
Expired	(1,250)	(108,218)	(109,468)	7.86

Outstanding, January 31, 2017	50,000	2,258,704	2,308,704	2.76	6.6	$6,201,000

Vested and expected to vest as of January 31, 2017	50,000	2,258,704	2,308,704	2.76	6.6	$6,201,000

Exercisable as of January 31, 2017	33,336	1,954,383	1,987,719	2.97	6.0	$4,672,000

Included in the forfeited balance in the table above are 203,043 options (which vest based on performance criteria) granted to each of the Company’s Chief Executive Officer and its President as of November 5, 2013 as part of their employment agreements. Performance-based options are expensed on an accelerated basis once the Company determines it is probable that the performance-based conditions will be met. It was determined the performance conditions will not be set and as such the 203,043 options have been forfeited. Additionally, included in the forfeited balance in the table above are 209,383 options which were granted to the previous CEO as part of his yearly compensation beginning in November 2016. The CEO has transitioned to Chairman of the Board of Directors as of January 31, 2017.

On July 21, 2016, the Company and certain members of its senior management team agreed to exchange existing options to purchase shares of the Company's common stock with new options. The new options have a lower exercise price for fewer shares and have the same vesting schedules and the same termination expiration dates as the existing options. The Company used the Black Scholes valuation method to determine if the modification created additional stock option expense. As a result of the option exchange, an aggregate of 1,793,781 existing options with exercise prices ranging from $4.55 to $6.96 per share were exchanged for an aggregate of 1,568,191 new options with exercise prices of $2.10 per share. Due to the modification the Company had an additional stock option expense of $414,756, $330,945 of which was recognized in the first quarter ended July 31, 2016, 38,590 which was recognized in the second quarter ended October 31, 2016, $3,289 which was recognized in the third quarter ended January 31, 2017 and $41,932 of which will be recognized over the next year and a half as the options continue to vest.

Stock Purchase Warrants

As of January 31, 2017 and April 30, 2016, the Company had warrants outstanding for the purchase of 2,109,840 shares of its common stock, all of which were exercisable. Activity related to these warrants, which expire at various dates through March 2020, is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2016	2,109,840	$5.54	3.6	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—

Outstanding, January 31, 2017	2,109,840	$5.54	2.9	$—

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

The Company issued 3,247 shares valued at $11,852 on January 24, 2017 and 3,896 shares valued at $8,688 on July 6, 2016 of common stock in relation to consulting services.

Note 5. Related Party Transactions

Related party transactions include transactions between the Company and its shareholders, management, or affiliates.  The following transactions were in the normal course of operations and were measured and recorded at the exchange amount, which is the amount of consideration established and agreed to by the parties.

Consulting Services

During the nine months ended January 31, 2017 and 2016, the Company paid a member of its Board of Directors $54,000 and $54,000, respectively, for consulting services unrelated to his duties as a board member. During the nine months ended January 31, 2017 and 2016, the Company paid an affiliate of a board member $22,000 and $8,800, respectively, for consulting services unrelated to their duties as board members. In addition, the Company issued 45,000 stock options to a member of its Board of Directors with a fair value of $94,132 for consulting services unrelated to his duties as a board member. All of the amounts paid to these related parties have been recognized and expensed in the period the services were performed. As of January 31, 2017, no amounts were due to these related parties.

Note 6. Commitments and Contingencies

Operating Leases

The Company currently leases its office facilities. Rent expenses totaled $297,000 and $216,000 for the nine months ended January 31, 2017 and 2016, respectively. The Company considers its facilities adequate for our current operational needs.

The Company leases the following facilities under non-cancelable operating lease agreements:

•
One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in November 2021. The Company recognized $64,000 of rental costs relative to this lease for each of the nine months ended January 31, 2017 and 2016, respectively.

•
855 North Wolfe Street, Suite 619, Baltimore, Maryland 21205, which consists of laboratories and office space where the Company conducts operations related to its primary service offerings.  This lease expires December 2017.  The Company recognized $78,000 and $65,000 of rental costs relative to this lease for the nine months ended January 31, 2017 and 2016, respectively.

•
450 East 29th Street, New York, New York, 10016, which is a laboratory at which we implant tumors. The Company recognized $155,000 and $87,000 of rental expense for the nine months ended January 31, 2017 and 2016, respectively. The lease expires in May 2017 and can be renewed by the Company for subsequent one year terms.

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

Note 7. Teva Agreement

On July 30, 2013, the Company entered into an agreement with Teva Pharmaceutical Industries Ltd. (“Teva”), pursuant to which the Company agreed to conduct TumorGraft studies on multiple proprietary chemical compounds provided by Teva to determine the activity or response of these compounds in potential clinical indications. Under the agreement, Teva agreed to pay an upfront payment and, under certain conditions, pay the Company various amounts upon achieving certain milestones, based on the performance of the compounds in preclinical testing and dependent upon testing the compound in clinical settings and obtaining FDA approval. In addition, Teva agreed to pay the Company royalties on any commercialized products developed under the agreement. This agreement terminated a prior collaborative agreement between Cephalon, Inc., a wholly-owned subsidiary of Teva, and the Company. Revenue recognized related to this agreement for the nine months ended January 31, 2017 and 2016, was $42,000 and $48,000, respectively. This agreement has been terminated and all work relating to the upfront payment has been completed.

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

Three months ended January 31, 2017	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$347	$3,218	$—	$3,565
Direct cost of services	(320)	(2,084)	—	(2,404)
Sales and marketing costs	(128)	(591)	—	(719)
Other operating expenses	—	(953)	(653)	(1,606)
Stock- based compensation expense (1)	—	—	(237)	(237)

Segment profit (loss)	$(101)	$(410)	$(890)	$(1,401)

Three months ended January 31, 2016	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$416	$2,136	$—	$2,552
Direct cost of services	(479)	(1,624)	—	(2,103)
Sales and marketing costs	(183)	(569)	—	(752)
Other operating expenses	—	(950)	(553)	(1,503)
Stock- based compensation expense (1)	—	—	(567)	(567)

Segment profit (loss)	$(246)	$(1,007)	$(1,120)	$(2,373)

Nine Months Ended January 31, 2017	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$1,354	$10,337	$—	$11,691
Direct cost of services	(1,165)	(5,916)	—	(7,081)
Sales and marketing costs	(397)	(1,778)	—	(2,175)
Other operating expenses	—	(3,043)	(1,911)	(4,954)
Stock- based compensation expense (1)	—	—	(1,901)	(1,901)

Segment profit (loss)	$(208)	$(400)	$(3,812)	$(4,420)

Nine Months Ended January 31, 2016	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$1,387	$6,958	$—	$8,345
Direct cost of services	(1,634)	(4,654)	—	(6,288)
Sales and marketing costs	(716)	(1,800)	—	(2,516)
Other operating expenses	—	(2,755)	(2,463)	(5,218)
Stock- based compensation expense (1)	—	—	(2,090)	(2,090)

Segment profit (loss)	$(963)	$(2,251)	$(4,553)	$(7,767)

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

On June 15, 2016, the Company closed a public offering of 2,000,000 registered shares of its common stock, par value $0.001 per share, at an offering price of $2.25 per share. In addition, the underwriter exercised a partial exercise of the over-allotment option granted to the underwriter to purchase an additional 258,749 shares of its common stock at the public offering price. The net proceeds of the offering, including the partial exercise of the over-allotment option, was $4.3 million, after deducting the underwriting discount and offering-related expenses of $742,000.

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our sales of products and services, working capital management, and proceeds from certain private and public offerings of our securities. For the nine months ended January 31, 2017, we had a net loss of $4.5 million and net operating cash outflows of $3.2 million. In addition, as of January 31, 2017, we had positive working capital of $783,000 and cash and cash equivalents on hand of $3.5 million. We have grown our revenues while undertaking significant cost reductions beginning in the fourth quarter of fiscal year 2016, which has reduced our net loss and use of cash in operations for the nine months ended January 31, 2017 compared to the same period in the prior year by $3.4 million and $2.6 million, respectively. For the three months ended January 31, 2017, our net loss and use of cash in operations was approximately $1.4 million and $684,000, respectively. We believe that our cash and cash equivalents on hand at January 31, 2017 are adequate to fund our operations through at least March 2018.

However, in order for us to continue our operations beyond March 2018, we need to continue to increase revenues and generate cost savings from operations. In addition, we may need to obtain capital from external sources. If we are unable to maintain our operating levels and cannot obtain additional financing, we may be required to reduce the scope of, or delay or eliminate, some of our research and development and other activities, which could harm our financial condition and operating results. Financing may not be available on acceptable terms or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that could restrict our ability to operate our business.

Operating Results

The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Three Months Ended January 31,
	2017	% of Revenue	2016	% of Revenue	% Change
Operating revenue:
Personalized oncology solutions	$347	9.7%	$416	16.3%	(16.6)%
Translational oncology solutions	3,218	90.3	2,136	83.7	50.7

Total operating revenue	3,565	100.0	2,552	100.0	39.7

Costs and operating expenses:
Cost of personalized oncology solutions	320	9.0	479	18.8	(33.2)
Cost of translational oncology solutions	2,086	58.5	1,627	63.8	28.2
Research and development	998	28.0	999	39.1	(0.1)
Sales and marketing	726	20.4	779	30.5	(6.8)
General and administrative	836	23.5	1,041	40.8	(19.7)

Total costs and operating expenses	4,966	139.4	4,925	193.0	0.8
Loss from operations	$(1,401)	(39.4)%	$(2,373)	(93.0)%	(41.0)%

	For the Nine Months Ended January 31,
	2017	% of Revenue	2016	% of Revenue	% Change
Operating revenue:
Personalized oncology solutions	$1,354	11.6%	$1,387	16.6%	(2.4)%
Translational oncology solutions	10,337	88.4	6,958	83.4	48.6

Total operating revenue	11,691	100.0	8,345	100.0	40.1

Costs and operating expenses:
Cost of personalized oncology solutions	1,167	10.0	1,661	19.9	(29.7)
Cost of translational oncology solutions	5,965	51.0	4,683	56.1	27.4
Research and development	3,217	27.5	3,018	36.2	6.6
Sales and marketing	2,369	20.3	2,688	32.2	(11.9)
General and administrative	3,393	29.0	4,062	48.7	(16.5)

Total costs and operating expenses	16,111	137.8	16,112	193.1	—
Loss from operations	$(4,420)	(37.8)%	$(7,767)	(93.1)%	(43.1)%

Operating Revenues

Operating revenues were $3.6 million and $2.6 million for the three months ended January 31, 2017 and 2016, respectively, an increase of $1.0 million or 39.7%. Operating revenues were $11.7 million and $8.3 million for the nine months ended January 31, 2017 and 2016, respectively, an increase of $3.4 million or 40.1%.

POS revenues were $347,000 and $416,000 for the three months ended January 31, 2017 and 2016, respectively, a decrease of $69,000, or (16.6%). POS revenues were $1.35 million and $1.39 million for the nine months ended January 31, 2017 and 2016, respectively, a decrease of $40,000 or (2.4%). The decrease is due mainly to a decrease in sequencing revenue of $63,000.

TOS revenues were $3.2 million and $2.1 million for the three months ended January 31, 2017 and 2016, respectively, an increase of $1.1 million, or 50.7%.  TOS revenues were $10.3 million and $7.0 million for the nine months ended January 31, 2017 and 2016, respectively, an increase of $3.3 million or 48.6%. The increase is due to bookings growth in prior quarters, both in number and size of the studies.

Cost of Personalized Oncology Solutions

Cost of POS for the three months ended January 31, 2017 and 2016 were $320,000 and $479,000, respectively, a decrease of $159,000, or (33.2%). Cost of POS for the nine months ended January 31, 2017 and 2016 was $1.2 million and $1.7 million, respectively, a decrease of $500,000 or (29.7%). For the three months ended January 31, 2017 and 2016, gross margins for POS were 7.8% and (15.1%), respectively. For the nine months ended January 31, 2017 and 2016, gross margins for POS were 13.8% and (19.8%), respectively. The improvement in gross margin is attributed to the increase in higher margin sequencing revenue and aggressively managing our lab costs.

Cost of Translational Oncology Solutions

Cost of TOS for the three months ended January 31, 2017 and 2016 were $2.1 million and $1.6 million, respectively, an increase of $500,000, or 28.2%. Cost of TOS for the nine months ended January 31, 2017 and 2016 was $6.0 million and $4.7 million, respectively, an increase of $1.3 million, or 27.4%. The increase in cost was due to an increase in the number of TOS studies. For the three months ended January 31, 2017 and 2016, gross margins for TOS were 35.2% and 23.8%, respectively. For the nine months ended January 31, 2017 and 2016, gross margins for TOS were 42.3% and 32.7%, respectively. Gross margins vary quarterly based on timing differences between expense and revenue recognition. The improvement in gross margin was due to higher TOS revenue leveraged off the fixed cost component of the lab and effective management of the variable lab costs.

Research and Development

Research and development expenses for both the three months ended January 31, 2017 and 2016 were $1 million. Research and development expenses for the nine months ended January 31, 2017 and 2016 was $3.2 million and $3.0 million, respectively, an increase of $200,000 or 6.6%. The increase is primarily due to an increase in salary expense. Research and development is focused on the development and expansion of our TumorGraft Technology Platform. We build our platform primarily through research collaborations and relationships with medical centers and academic institutions.

Sales and Marketing

Sales and marketing expenses for the three months ended January 31, 2017 and 2016 were $726,000 and $779,000, respectively, a decrease of $53,000, or (6.8%). Sales and marketing expenses for the nine months ended January 31, 2017 and 2016 was $2.4 million and $2.7 million, respectively, a decrease of $300,000 or (11.9%). The decrease is due to the consolidation of the sales and marketing resources of the POS and TOS division, including combining both under one commercial business leader.

General and Administrative

General and administrative expenses for the three months ended January 31, 2017 and 2016 were $836,000 and $1 million, respectively, a decrease of $164,000, or (19.7%). General and administrative expenses for the nine months ended January 31, 2017 and 2016 were $3.4 million and $4.1 million, respectively, a decrease of $700,000 or (16.5%). The decrease in both the three and nine months ended January 31, 2017 is primarily due to a decrease in stock compensation expense.

Inflation

Inflation does not have a meaningful impact on the results of our operations.

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash used in operating activities was $3.2 million and $5.9 million for the nine months ended January 31, 2017 and 2016, respectively. The reduction in cash burn is the result of revenue growth and aggressive expense management.

Cash Flows from Investing Activities

Net cash used in investing activities was $181,000 and $176,000 for the nine months ended January 31, 2017 and 2016, respectively.  These cash outflows primarily relate to the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by/(used in) financing activities was $4.3 million and ($35,000) for the nine months ended January 31, 2017 and 2016, respectively.  The cash inflows in 2016 relate to The June 2016 Public Offering discussed in Note 4 above.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our management, with the participation of our Chief Executive Officer and our Vice President, Finance, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and our Vice President, Finance, have concluded that our disclosure controls and procedures were effective as of January 31, 2017 at the reasonable assurance level in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and our Vice President, Finance, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We may not be able to meet our cash requirements beyond March 2018 without reducing the scope of our activities or obtaining additional capital from external sources, and if we are unable to do so, we may not be able to continue as a going concern.

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our sales of products and services, working capital management, and proceeds from certain private and public offerings of our securities. For the nine months ended January 31, 2017, we had a net loss of $4.5 million and net operating cash outflows of $3.2 million. In addition, as of January 31, 2017, we had positive working capital of $783,000 and cash and cash equivalents on hand of $3.5 million. We have grown our revenues while undertaking significant cost reductions beginning in the fourth quarter of fiscal year 2016, which has reduced our net loss and use of cash in operations for the nine months ended January 31, 2017 compared to the same period in the prior year by $3.4 million and $2.6 million, respectively. For the three months ended January 31, 2017, our net loss and use of cash in operations was approximately $1.4 million and $684,000, respectively. We believe that our cash and cash equivalents on hand at January 31, 2017 are adequate to fund our operations through at least March 2018.

However, in order for us to continue our operations beyond March 2018, we need to continue to increase revenues and generate cost savings from operations. In addition, we may need to obtain capital from external sources. If we are unable to maintain our operating levels and cannot obtain additional financing, we may be required to reduce the scope of, or delay or eliminate, some of our research and development and other activities, which could harm our financial condition and operating results. Financing may not be available on acceptable terms or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that could restrict our ability to operate our business.

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

CHAMPIONS ONCOLOGY, INC.
(Registrant)

Date: March 17, 2017	By:	/s/ Ronnie Morris
Ronnie Morris
Chief Executive Officer
(principal executive officer)

Date: March 17, 2017	By:	/s/ David Miller
David Miller
Vice President, Finance
(principal financial and accounting officer)