Form 10-K
period 2017-04-30
CHAMPIONS ONCOLOGY, INC.
filed 2017-07-28
CIK 771856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 31, 2016 was $17.3 million based on the closing price of the Registrant’s Common Shares as quoted on the Nasdaq Capital Market as of that date.

The number of Common Shares of the Registrant outstanding as of July 15, 2017 was 10,982,159.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Form 10-K.

INDEX TO FORM 10-K
FOR THE YEAR ENDED APRIL 30, 2017

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

TumorBank

The collection of TumorGrafts that we have built is referred to as our "TumorBank". We currently have over 900 PDX Models in our TumorBank that we believe reflect characteristics of patients who enroll in clinical trials (late stage, pretreated and metastic). We implant tumors in mice to provide pharmaceutical and biotechnology companies the opportunity to test oncology compounds on multiple tumors to test efficacy and simulate the results of human clinical trials.

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

We have performed more than 620 studies for approximately 100 different pharmaceutical and biotechnology companies over the past six years. We have a high rate of repeat business with more than 75 companies having used our platform for more than one study. Typical studies range in price from $50,000 to $250,000. We have completed approximately fifteen studies with prices above $500,000. Revenue from this business segment has grown at a cumulative annual growth rate of 42% since the current management team joined the company in fiscal 2010.

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

For the year ended April 30, 2017, revenues from our TOS products totaled approximately $13.7 million, an increase of approximately 48.7% from the previous year.

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

In addition to our core TumorGraft POS products, we offer non-core related POS products to our customers, including personalized tumor boards and gene sequencing.  Personalized tumor boards are designed to provide access to oncologists with expertise in particular tumor types.   We also provide access to gene sequencing that analyzes the genetic makeup of patient’s tumor for the purpose of identifying potentially useful drugs. We will continue to offer related personal oncology products to our customers.

We rely on the internet, word of mouth, and a small sales force to market these services to patients and physicians.

For the year ended April 30, 2017, revenues from our POS business totaled approximately $1.7 million, a decrease of approximately 12.8% from the previous year. As previously disclosed, our POS business is not the focus of our growth moving forward.

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

Research and Development

For the years ended April 30, 2017 and 2016, we spent approximately $4.3 million and $4.2 million, respectively, to develop our TumorGraft Technology Platform. We continue to expand our TumorBank through the inclusion of tumor tissue and implanted models through research collaborations and relationships with hospitals and academic institutions. In addition, we expect to grow our TumorBank through our POS business. Our research and development efforts were focused on increasing our understanding of our TumorGraft models, their clinical predictability, improving growth and tumor take rates, and other biological and molecular characteristics of the models.

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

Employees

As of July 15, 2017, we had 79 full-time employees, including 25 with doctoral or other advanced degrees.  Of our workforce, 64 employees are engaged in research and development and laboratory operations, 8 employees are engaged in sales and marketing, and 7 employees are engaged in finance and administration.  None of our employees are represented by a labor union or covered by collective bargaining agreements.  We have never experienced a work stoppage and believe our relationship with our employees is good.

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

Reverse Stock Split

On October 15, 2013, the shareholders of the Company authorized our Board of Directors to effect a reverse stock split of all outstanding shares of common stock, warrants and options. The Board of Directors subsequently approved the implementation of a reverse stock split at a ratio of one-for-twelve shares, which became effective on August 12, 2015. All share and per share data in this Annual Report, including the consolidated financial statements contained herein and the related notes thereto have been retroactively adjusted to account for the effect of the reverse stock split.

Recent Developments

On June 15, 2016, the Company closed a public offering of 2,000,000 registered shares of its common stock, par value $0.001 per share, at an offering price of $2.25 per share. In addition, the underwriter exercised a partial exercise of the over-allotment option granted to the underwriter to purchase an additional 258,749 shares at the public offering price.

The net proceeds from the offering, including the partial exercise of the over-allotment option, were approximately $4.3 million, after deducting the underwriting discount and offering-related expenses of $742,000. The Company is using the net proceeds of this offering for research and development to grow our TumorGraft platform, and the balance of the net proceeds for working capital and general corporate purposes.

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

Risks Related to Our Business

We historically incurred losses from operating activities, expect losses for the foreseeable future, may require significant capital and may never achieve profitability.

For the years ended April 30, 2017 and 2016, the Company had a net loss of approximately $6.9 million and $10.4 million, respectively.  As of April 30, 2017, the Company has an accumulated deficit of approximately $69.3 million. As of April 30, 2017, we had negative working capital of $1.6 million and cash and cash equivalents of $3.3 million. As of July 15, 2017, we had $1.0 million in cash and cash equivalents. We believe that our cash and cash equivalents on hand are adequate to fund our operations through at least August of 2018.

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

Currently, the Company derives revenue from POS products and TOS products, while pursuing efforts to further develop bioinformatics from its TumorBank and its TumorGraft Technology Platform.  In addition, we are building our sales and marketing operations to grow the sales of our TOS products.  Our POS products are not the focus of our growth moving forward. Accordingly, we expect to generate operating losses in the future until such time as we are able to generate significantly more revenue.

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

We currently utilize two laboratories in Baltimore, Maryland and New York, New York to perform the work of our tumor studies and develop and bank our TumorGraft Technology Platform models. The lab in Baltimore is where a majority of the work is performed. We will be opening a laboratory in Rockville, Maryland during the first quarter of fiscal 2018 and will start to transition our activities from the Baltimore lab to this new facility. If this facility, or, to a lesser degree, any of our other facilities, were to be significantly damaged or destroyed, we could suffer a loss of our ongoing and future drug studies, as well as our TumorBank. In addition, we lease the space for each of these laboratories from a third party. If we had a dispute with any of our landlords or otherwise could not utilize this space, it would take time to find and move to a new facility, which could negatively affect our results of operations.

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

Risks Related to Our Common Stock

If the market value of our listed securities continues to remain below $35 million, our common stock may be subject to delisting from the Nasdaq Stock Market.

On April 24, 2017, we received a notification letter from Nasdaq advising us of our failure to comply with the required minimum of $35,000,000 of market value of listed securities for continued listing on The Nasdaq Capital Market, pursuant to Nasdaq listing rule 5550(b)(2). We fell below the minimum requirement for the preceding 30 consecutive business days. Nasdaq stated in the letter that we have 180 calendar days from April 24, 2017 (or until October 23, 2017) to regain compliance. If at any time during this compliance period the market value of listed securities closes at $35 million or more for a minimum of ten consecutive business days, Nasdaq will provide us written confirmation of compliance. However, there can be no assurance that we will comply with the required minimum of $35,000,000 of market value of listed securities during such period.

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

We may issue additional shares of common stock, which will reduce shareholders’ percentage ownership and may dilute per share value. Our Certificate of Incorporation authorizes the issuance of 200,000,000 shares of common stock. As of July 15, 2017, we had 11,251,844 shares of common stock issued and 10,982,159 shares outstanding. The future issuance of all or part of the remaining authorized common stock would result in substantial dilution in the percentage of the common stock held by existing shareholders. The issuance of common stock for future services, acquisitions, or other corporate actions may have the effect of diluting the value of the shares held by existing shareholders, and might have an adverse effect on any market for our common stock.

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

As of July 15, 2017, there were warrants and options outstanding to purchase an aggregate of 4,312,988 shares of our common stock, of which 2,061,805 were vested. The exercise of a substantial number of these outstanding warrants and options could adversely affect our share price and dilute current shareholders.

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

Collectively, our officers, our directors and six significant stockholders own or exercise voting and investment control of approximately 52% of our outstanding common stock as of July 15, 2017. As a result, investors may be prevented from affecting matters involving our company, including:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases its office facilities. Rent expenses totaled $398,000 and $304,000 for the years ended April 30, 2017 and 2016, respectively. The Company considers its facilities adequate for its current operational needs.

The Company leases the following facilities under non-cancelable operating lease agreements:

•
One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters and consists of approximately 3,800 square feet of office space. The lease expires in November 2021. The Company recognized $86,000 and $85,000 of rental costs relative to this lease for fiscal 2017 and 2016, respectively.

•
855 North Wolfe Street, Suite 619, Baltimore, Maryland 21205, which consists of laboratories and office space where the Company conducts operations related to its primary service offerings.  This lease expires in December 2017. The Company will be transitioning its activities from this location to the new location in Rockville, MD. The Company recognized $105,000 and $83,000 of rental costs relative to this lease for fiscal 2017 and 2016, respectively.

•
450 East 29th Street, New York, New York, 10016, which is a laboratory at which we implant tumors. This lease expires in July 2017 and it's not anticipated to be renewed. The Company recognized $207,000 and $136,000 of rental costs relative to this lease for fiscal 2017 and 2016, respectively.

•
1330 Piccard Drive, Suite 025, Rockville, MD 20850, which consists of laboratory and office space where the Company will conduct operations related to its primary service offerings. The Company executed this lease on January 11, 2017. The operating commencement date is August 11, 2017. This lease expires in August 31, 2028. The Company did not recognize any rental costs associated with this lease for fiscal 2017.

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

The table below sets forth the high and low bid prices of our common stock, as reported on Nasdaq or the OTCQB Marketplace for the periods shown (as adjusted for the reverse stock split of our outstanding shares of common stock at a ratio of 1-for-12 that became effective on August 12, 2015):

	High	Low
Fiscal Year Ended April 30, 2017:
First quarter	$4.10	$1.96
Second quarter	2.00	1.48
Third quarter	4.75	1.57
Fourth quarter	4.57	2.65

	High	Low
Fiscal Year Ended April 30, 2016:
First quarter	$8.40	$5.28
Second quarter	7.50	4.65
Third quarter	5.46	3.50
Fourth quarter	4.10	3.40

Approximate Number of Holders of Common Stock

As of July 15, 2017, there were approximately 1,907 record holders of the Company’s common stock.

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

Recent Sales by the Company of Unregistered Securities

None.

Repurchases of Securities

None.

Use of Proceeds

We received approximately $4.3 million in net proceeds from the sale of common stock in the public offering on June 15, 2016. We are using the net proceeds of this offering for research and development to grow our TumorGraft platform, and the balance of the net proceeds of this offering for working capital and general corporate purposes. The amounts and timing of our actual expenditures will depend upon numerous factors, including market conditions, cash generated by our operations, business developments and related rate of growth. We may find it necessary or advisable to use portions of the proceeds from this offering for other purposes.

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

On June 15, 2016, the Company closed a public offering of 2,000,000 registered shares of its common stock at an offering price of $2.25 per share. In addition, the underwriter exercised a partial exercise of the over-allotment option granted to the underwriter to purchase an additional 258,749 shares at the public offering price. The net proceeds from the offering, including the partial exercise of the over-allotment option, were approximately $4.3 million, after deducting the underwriting discount and offering-related expenses of $742,000. The Company is using the net proceeds of this offering for research and development to grow our TumorGraft platform, and the balance of the net proceeds for working capital and general corporate purposes.

Results of Operations

The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Years Ended April 30,
	2017	% of Revenue	2016	% of Revenue	% Change
Operating revenue:
Personalized oncology solutions	$1,720	11.2%	$1,972	17.6%	(12.8)%
Translational oncology solutions	13,691	88.8	9,210	82.4	48.7

Total operating revenue	15,411	100.0	11,182	100.0	37.8

Costs and operating expenses:
Cost of personalized oncology solutions	1,433	9.3	2,102	18.8	(31.8)
Cost of translational oncology solutions	8,270	53.7	6,584	58.9	25.6
Research and development	4,293	27.9	4,194	37.5	2.4
Sales and marketing	3,261	21.2	3,445	30.8	(5.3)
General and administrative	4,963	32.2	5,173	46.3	(4.1)

Total costs and operating expenses	22,220	144.3	21,498	192.3	3.4

Loss from operations	$(6,809)	(44.3)%	$(10,316)	(92.3)%	(34.0)%

Operating Revenues

Operating revenues for the years ended April 30, 2017 and 2016 were $15.4 million and $11.2 million, respectively, an increase of $4.2 million, or 37.8%, driven by the increase in TOS revenue.

Personalized Oncology Solutions Revenues

POS revenues were $1.7 million and $2.0 million for the years ended April 30, 2017 and 2016, respectively, a decrease of $300,000 or 12.8%. The decrease is primarily the result of the decline in implant and drug panel revenue. The number of implants during fiscal 2017 was 74, a decrease of 47.9% over fiscal 2016. The number of patients for whom panels were completed was 42 for fiscal 2017, a decrease of 12.5% over fiscal 2016.

Translational Oncology Solutions Revenues

TOS revenues were $13.7 million and $9.2 million for the years ended April 30, 2017 and 2016, respectively, an increase of $4.5 million or 48.7%. The increase was due to increased bookings, both in the number and size of the studies, and growth of the platform.

Cost of Personalized Oncology Solutions

POS cost of sales were $1.4 million and $2.1 million for the years ended April 30, 2017 and 2016, respectively, a decrease of $700,000 or 31.8%. For the years ended April 30, 2017 and 2016, gross margins for POS were 16.7% and (6.6%), respectively. The improvement is attributed to the increase in higher margin sequencing revenue and aggressively managing our lab costs.

Cost of Translational Oncology Solutions

TOS cost of sales were $8.3 million and $6.6 million for the years ended April 30, 2017 and 2016, respectively, an increase of $1.7 million, or 25.6%. For the years ended April 30, 2017 and 2016, gross margins for TOS were 39.6% and 28.5%, respectively. The increase in TOS cost of sales was due to an increase in TOS studies. Gross margin varies based on timing differences between expense and revenue recognition; however, the improvement can be attributed to aggressively managing our costs and leveraging cost of sales against a growing revenue base.

 Research and Development

Research and development expense was $4.3 million and $4.2 million for the years ended April 30, 2017 and 2016, respectively, an increase of $100,000 or 2.4%.

Sales and Marketing

Sales and marketing expense was $3.3 million and $3.4 million for the years ended April 30, 2017 and 2016, respectively, a decrease of $100,000, or 5.3%. The decrease is due to the consolidation of sales and marketing personnel resources of the POS and TOS division.

General and Administrative

General and administrative expense was $5.0 million and $5.2 million for the years ended April 30, 2017 and 2016, respectively, a decrease of $200,000, or 4.1%. The decrease is primarily due to aggressive cost management.

Other Income/(Expense)

Other Expense was ($56,000) and ($38,000) for the years ended April 30, 2017 and 2016, respectively. The current year expense is mainly due to foreign currency transaction losses.

Inflation

Inflation does not have a meaningful impact on the results of our operations.

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our cash and cash equivalents, working capital management, proceeds from certain private placements and public offerings of our securities and sales of products and services. For the years ended April 30, 2017 and 2016, the Company had a net loss of approximately $6.9 million and $10.4 million, respectively. As of April 30, 2017, the Company had an accumulated deficit of approximately $69.3 million, negative working capital of $1.6 million and cash and cash equivalents of $3.3 million. We believe that our cash and cash equivalents on hand are adequate to fund operations through at least August 2018. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash used in operating activities was $2.8 million and $6.4 million for the years ended April 30, 2017 and 2016, respectively. The decrease of $3.6 million cash used in operations relates to an increase in revenues in conjunction with the reduction of fixed costs and effective management of variable lab costs.

Cash Flows from Investing Activities

Net cash used in investing activities was $766,000 and $322,000 for the years ended April 30, 2017 and 2016, respectively. These cash flows relate to the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was $4.3 million and ($42,000) for the years ended April 30, 2017 and 2016, respectively. The cash flows in fiscal year 2017 primarily relate to the public offering of common stock that occurred on June 15, 2016.

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

We have two reportable segments and two reporting units. The estimated fair value of each reporting unit, as calculated for the April 30, 2017 impairment test, exceeded the carrying value of the reporting unit.  Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of the acquired businesses.  Future events, including but not limited to continued declines in economic activity, loss of contracts or a significant number of customers or a rapid increase in costs or capital expenditures, could cause us to conclude that impairment indicators exist and that goodwill is impaired.  Any resulting goodwill impairment could have a material adverse impact on our financial condition and results of operations.

Accounting for Income Taxes

We use the asset and liability method to account for income taxes.  Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  In preparing the consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate.  This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, goodwill and losses for tax and accounting purposes.  These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within the consolidated balance sheet.  We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established.  To the extent a valuation allowance is established or increased in a period, we include an expense within the tax provision of the consolidated statements of operations.  As of April 30, 2017 and 2016, we have established a full valuation allowance for all deferred tax assets.

As of April 30, 2017 and 2016, we recognized a liability for uncertain tax positions on the balance sheet relative to foreign operations in the amount of $121,000 and $165,000, respectively. We do not anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.  Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. The Company has not accrued for any penalties and interest.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers”, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. As amended by ASU No. 2015-14 issued in August 2015, this ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. We do not intend to early adopt and are currently assessing the impact of this update, but preliminarily believe that its adoption will not have a material impact on our consolidated financial statements.

 In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The amendments in this update state that in connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued, when applicable). The amendments in this update are effective for the annual reporting period beginning after December 15, 2016 and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this update is not expected to have a material impact on our consolidated financial statements.

In February 2016, the FASB ASU No. 2016-02, Leases. The new standard will require most leases to be recognized on the balance sheet which will increase reported assets and liabilities. Lessor accounting remains substantially similar to current guidance. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2018, which for us is the first quarter of fiscal 2019 and mandates a modified retrospective transition method. We are currently assessing the impact of this update on our consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”. The new standard simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for financial statements that have not already been issued. We do not intend to early adopt but preliminarily believe the adoption of this update is not expected to have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments” . The new standard attempts to reduce diversity in practice in how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 provides guidance on eight specific cash flow issues. The new guidance will be effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted including adoption in an interim period. We do not intend to early adopt and we are currently assessing the impact of adoption of this update will have on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): “Simplifying the Test for Goodwill Impairment”. The update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. It affects public entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. A public entity that is a U.S. Securities and Exchange Commission ("SEC") filer should adopt the amendments in this update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. For the Company, the amendments are effective January 1, 2020. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

Consolidated balance sheets as of April 30, 2017 and 2016, consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended April 30, 2017 together with the reports of our independent registered public accounting firms, are set forth in the “F” pages in Item 15 of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our principal financial and accounting officer, have reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Form 10-K.  Based on that evaluation, our management, including our Chief Executive Officer and our principal financial and accounting officer, have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-K.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a–15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on control criteria framework of the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission published in its report entitled Internal Control – Integrated Framework (2013).  Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of April 30, 2017.

Management’s Annual Report on Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended April 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1. Financial Statements

(a)2. Financial Statement Schedules

All schedules have been omitted because they are not applicable.

(a)3. Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit No.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Appendix A to the Company’s Information Statement on Schedule 14C filed March 7, 2011)

3.1.1	Certificate of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed April 28, 2015)

3.2	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 9, 2017)

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

10.7
Form of Note Purchase Agreement, dated December 1, 2014, between the Company and each of  Joel Ackerman and Ronnie Morris (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 5, 2014)

10.8
Form of Convertible Promissory Note, dated December 1, 2014, issued to each of Joel Ackerman and Ronnie Morris in connection with the Note Purchase Agreement, dated December 1, 2014 between the Company and each of Joel Ackerman and Ronnie Morris incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 5, 2014)

10.8.1
Amendment No. 1 to Convertible Promissory Note, dated December 1, 2014 issued to Joel Ackerman in connection with the Note Purchase Agreement, dated December , 2014, between the Company and each of Joel Ackerman and Ronnie Morris (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 2, 2015)

10.8.2
Amendment No. 1 to Convertible Promissory Note, dated December 1, 2014 issued to Ronnie Morris in connection with the Note Purchase Agreement, dated December , 2014, between the Company and each of Joel Ackerman and Ronnie Morris (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 2, 2015)

10.9
Securities Purchase Agreement, dated March 24, 2011, between the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 30, 2011)

10.9.1
Amendment No. 1 to Securities Purchase Agreement, dated January 29, 2014, between the Company and each person or entities that are signatories to the Securities Purchase Agreement, dated March 24, 2011, between the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 6, 2014)

10.9.2
Amended and Restated 2011 Securities Purchase Agreement, dated March 13, 2015, between the Company and each person or entities that are signatories to the Securities Purchase Agreement, dated March 24, 2011, between the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 17, 2015)

10.10
Amended and Restated Registration Rights Agreement, dated January 28, 2013, between the Company and each person or entities that are signatories to (i) the Securities Purchase Agreement, dated March 24, 2011, between the Company and each investor identified on the signature page thereto, and (ii) the Securities Purchase Agreement, dated January 28, 2013, between the Company and each investor identified on the signature page thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed January 30, 2013)

10.11
Form of warrant issued to each person or entities that are signatories to the Securities Purchase Agreement, dated March 24, 2011, between the Company and each investor identified on the signature page thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 30, 2013)

10.11.1
Amendment No. 1 to warrants, dated March 13, 2015, between the Company and each person or entities that are signatories to the Securities Purchase Agreement, dated March 24, 2011, between the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 17, 2015)

10.12
Securities Purchase Agreement, dated January 28, 2013, between the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 30, 2013)

10.12.1
Amendment No. 1 to Securities Purchase Agreement, dated January 29, 2014, between the Company and each person or entities that are signatories to the Securities Purchase Agreement, dated January 28, 2013, between the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 6, 2014)

10.12.2
Amended and Restated 2013 Securities Purchase Agreement, dated March 13, 2015, between the Company and each person or entities that are signatories to the Securities Purchase Agreement, dated January 28, 2013, between the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 17, 2015)

10.14
Form of warrant issued to each person or entities that are signatories to the Securities Purchase Agreement, dated January 28, 2013, between the Company and each investor identified on the signature page thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 30, 2013)

10.14.1
Amendment No. 1 to warrants, dated March 13, 2015, between the Company and each person or entities that are signatories to the Securities Purchase Agreement, dated January 28, 2013, between the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed March 17, 2015)

10.15
Put Right Agreement, dated January 29, 2014, between the Company and each of Joel Ackerman and Ronnie Morris (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 6, 2014)

10.16
Securities Purchase Agreement, dated March 11, 2015, between the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2015)

10.17
Amended and Restated Registration Rights Agreement, dated March 13, 2015, between the Company and each person or entities that are signatories to (i) the Securities Purchase Agreement, dated March 24, 2011, between the Company and each investor identified on the signature page thereto, (ii) the Securities Purchase Agreement, dated January 28, 2013, between the Company and each investor identified on the signature page thereto, and (iii) the Securities Purchase Agreement, dated March 11, 2015, between the Company. And each investor identified on the signature page thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 17, 2015)

10.18
Form of Investor Warrant issued to each person or entities that are signatories to the Securities Purchase Agreement, dated March 11, 2015, between the Company and each investor identified on the signature page thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 17, 2015)

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

Item 16. Form 10-K Summary

Not Required.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPIONS ONCOLOGY, INC.

July 28, 2017	/s/ RONNIE MORRIS
Ronnie Morris
Chief Executive Officer
(principal executive officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONNIE MORRIS	Chief Executive Officer and Director	July 28, 2017
Ronnie Morris	(principal executive officer)

/s/ DAVID MILLER	Vice President, Finance	July 28, 2017
David Miller	(principal financial and accounting officer)

/s/ JOEL ACKERMAN	Director,	July 28, 2017
Joel Ackerman	Chairman of the Board of Directors

/s/ DAVID SIDRANSKY	Director	July 28, 2017
David Sidransky

/s/ ABBA D. POLIAKOFF	Director	July 28, 2017
Abba D. Poliakoff

/s/ SCOTT R. TOBIN	Director	July 28, 2017
Scott R. Tobin

/s/ DANIEL MENDELSON	Director	July 28, 2017
Daniel Mendelson

/s/ PHILIP BREITFELD	Director	July 28, 2017
Philip Breitfeld

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of
Champions Oncology, Inc.

We have audited the accompanying consolidated balance sheets of Champions Oncology, Inc. and Subsidiaries (the “Company") as of April 30, 2017 and 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended April 30, 2017. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Champions Oncology, Inc. and Subsidiaries as of April 30, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

Iselin, New Jersey
July 28, 2017

CHAMPIONS ONCOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30
(In Thousands except for shares)

	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$3,295	$2,585
Accounts receivable, net	2,274	1,312
Prepaid expenses and other current assets	300	443

Total current assets	5,869	4,340

Restricted cash	150	150
Property and equipment, net	1,216	618
Other long term assets	107	—
Goodwill	669	669

Total assets	8,011	$5,777

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,852	$1,896
Accrued liabilities	685	271
Deferred revenue	4,910	3,139

Total current liabilities	7,447	5,306

Other non-current liabilities	164	233

Total liabilities	7,611	5,539

Stockholders' equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 11,251,844 and 8,974,531 shares issued and 10,982,159 and 8,704,846 shares outstanding as of April 30, 2017 and 2016, respectively	11	9
Treasury stock, at cost, 269,685 common shares as of April 30, 2017 and 2016	(1,252)	(1,252)
Additional paid-in capital	70,991	63,947
Accumulated deficit	(69,350)	(62,466)

Total stockholders' equity	400	238

Total liabilities and stockholders' equity	8,011	$5,777

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Amounts)

	Year Ended April 30,
	2017	2016
Operating revenue:
Personalized oncology solutions	$1,720	$1,972
Translational oncology solutions	13,691	9,210

Total operating revenue	15,411	11,182

Costs and operating expenses:
Cost of personalized oncology solutions	1,433	2,102
Cost of translational oncology solutions	8,270	6,584
Research and development	4,293	4,194
Sales and marketing	3,261	3,445
General and administrative	4,963	5,173

Total costs and operating expenses	22,220	21,498

Loss from operations	(6,809)	(10,316)

Other expense:
Other expense	(56)	(38)

Total other expense	(56)	(38)

Net loss before income tax expense	(6,865)	(10,354)
Provision for income tax	19	92

Net loss	$(6,884)	$(10,446)

Net loss per common share outstanding
basic and diluted	$(0.64)	$(1.20)

Weighted average common shares outstanding basic and diluted	10,684,395	8,695,199

CHAMPIONS ONCOLOGY, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands except for shares)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, May 1, 2015	8,692,616	$9	269,685	$(1,252)	$61,322	$(52,020)	$8,059
Stock-based compensation	—	—	—	—	2,599	—	2,599
Exercise of options and warrants	—	—	—	—	(18)	—	(18)
Issuance of common stock for services	12,230	—	—	—	44	—	44
Net loss	—	—	—	—	—	(10,446)	(10,446)

Balance, April 30, 2016	8,704,846	$9	269,685	$(1,252)	$63,947	$(62,466)	$238
Stock-based compensation and modification expense	—	—	—	—	2,662	—	2,662
Issuance of common stock for services	18,564	—	—	—	44	—	44
Sale of common stock, net of issuance costs of $742	2,258,749	2	—	—	4,338	—	4,340
Net loss	—	—	—	—	—	(6,884)	(6,884)

Balance, April 30, 2017	10,982,159	$11	269,685	$(1,252)	$70,991	$(69,350)	$400

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended April 30,
	2017	2016
Operating activities:
Net loss	$(6,884)	$(10,446)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation and modification expense	2,662	2,599
Depreciation and amortization expense	168	156
Allowance for doubtful accounts	24	30
Issuance of common stock for services	44	44
Changes in operating assets and liabilities:
Accounts receivable	(986)	(282)
Prepaid expenses and other current assets	143	(97)
Restricted cash	—	13
Other long term assets	(107)	—
Accounts payable	(43)	482
Accrued liabilities	412	(102)
Other non-current liabilities	(44)	65
Deferred revenue	1,771	1,130

Net cash used in operating activities	(2,840)	(6,408)

Investing activities:
Purchase of property and equipment	(766)	(322)

Net cash used in investing activities	(766)	(322)

Financing activities:
Proceeds from June 2016 public offering, net of financing costs of $742	4,340	—
Payment of issuance costs related to 2015 private placement	—	(18)
Capital lease payments	(24)	(24)

Net cash provided by (used in) financing activities	4,316	(42)

Increase (decrease) in cash and cash equivalents	710	(6,772)
Cash and cash equivalents, beginning of year	2,585	9,357

Cash and cash equivalents, end of year	$3,295	$2,585

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

The Company has two operating subsidiaries: Champions Oncology (Israel), Limited and Champions Biotechnology U.K., Limited. For the years ended April 30, 2017 and 2016, there were no material revenues earned by these subsidiaries.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Reverse Stock Split

On October 15, 2013, the shareholders of the Company authorized our Board of Directors to effect a reverse stock split of all outstanding shares of common stock, warrants and options. The Board of Directors subsequently approved the implementation of a reverse stock split at a ratio of one-for-twelve shares, which became effective on August 12, 2015. All share and per share data in these consolidated financial statements and related notes hereto have been retroactively adjusted to account for the effect of the reverse stock split.

Liquidity

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our cash and cash equivalents, working capital management, proceeds from certain private placements and public offerings of our securities and sales of products and services. For the years ended April 30, 2017 and 2016, the Company had a net loss of approximately $6.9 million and $10.4 million, respectively. As of April 30, 2017, the Company had an accumulated deficit of approximately $69.3 million, negative working capital of $1.6 million and cash and cash equivalents of $3.3 million. We believe that our cash and cash equivalents on hand are adequate to fund operations through at least August 2018. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

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

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has no assets that are measured at fair value on a recurring basis and there were no assets or liabilities measured at fair value on a non-recurring basis during the year ended April 30, 2017.

Accounts Receivable

Accounts receivable represent amounts due under agreements with pharmaceutical and biotechnology companies for TOS and amounts due under agreements with patients for POS. At each reporting period, the Company evaluates open accounts receivable for collectability and records an allowance for potentially uncollectible accounts. For April 30, 2017 and 2016, the allowance for these accounts was $56,000 and $32,000, respectively. Accounts receivable is also comprised of certain unbilled accounts receivable for services completed under TOS that have not been billed as of the balance sheet date. As of April 30, 2017 and 2016, the Company had unbilled receivables of $1.6 million and $617,000, respectively.

Restricted Cash

As of April 30, 2017 and 2016, the Company has restricted cash of $150,000 and $150,000, respectively, which is classified as a noncurrent asset on the consolidated balance sheets. This restricted cash serves primarily as collateral for corporate credit cards to provide financial assurance that the Company will fulfill its obligations. The cash is held in custody by the issuing bank, is restricted as to withdrawal or use, and is currently invested in an interest-bearing Certificate of Deposit (“CD”). Though the CD matures in the second quarter of fiscal 2018, the cash will be reinvested into another CD to continue use of the corporate cards. The Company accounts for this CD as a non-current asset.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and Equipment

Property and equipment is recorded at cost and primarily consists of laboratory equipment, furniture and fixtures, and computer hardware and software. Assets in progress include equipment not yet placed in service for the new laboratory facility. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the various assets ranging from three to seven years. Property and equipment consisted of the following (in thousands):

	April 30,
	2017	2016
Furniture and fixtures	$74	$73
Computer equipment and software	872	715
Laboratory equipment	918	782
Assets in progress	472	—
Leasehold improvements	2	2

Total property and equipment	2,338	1,572
Less: Accumulated depreciation and amortization	(1,122)	(954)

Property and equipment, net	$1,216	$618

Depreciation and amortization expense was $168,000 and $156,000 for the years ended April 30, 2017 and 2016, respectively. Additionally, included in “Laboratory equipment” as of April 30, 2017 and 2016 is a capital lease asset of $124,000. Depreciation and amortization expense relating the capital lease was $24,045 and $24,818 for the years ended April 30, 2017 and April 30, 2016, respectively.

Capital Lease

In November 2014, the Company entered into a lease for laboratory equipment. The lease was determined to be a capital lease that has costs of approximately $149,000, at inception, through November 2019. The current monthly capital lease payment is approximately $3,000.

The following is a schedule by years of future minimum lease payments under this capital lease together with the present value of the net minimum lease payments as of April 30, 2017 (table in thousands):

For the Years Ended April 30,	2018	$25
	2019	27
	2020	16

Total minimum lease payments		68
Less: amount representing interest		(5)
Present value of minimum payments		63
Less: current portion		(25)
		$38

The present value of minimum future obligations shown above is calculated based on interest rate of 5%. The short-term and long-term components of the capital lease obligation are included in accrued liabilities and other non-current liabilities, respectively at April 30, 2017 and 2016.

Impairment of Long-Lived Assets

Impairment losses are to be recognized when the carrying amount of a long-lived asset is not recoverable or exceeds its fair value.  The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that a carrying value may not be recoverable.  The Company uses estimates of future cash flows over the remaining useful life of a long- lived asset or asset group to determine the recoverability of the asset.  These estimates only include the net cash flows directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the asset or asset group.  The

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company has not recognized any impairment losses for the Company’s long-lived assets for the years ending April 30, 2017 and 2016.

Other long term assets

Other long term assets represents amount relating to lease deposits for our Hackensack, New Jersey and Rockville, Maryland locations.

Goodwill

Goodwill represents the excess of the cost over the fair market value of the net assets acquired including identifiable assets.  Goodwill is tested annually, or more frequently if circumstances indicate potential impairment, by comparing its fair value to its carrying amount.  The determination of whether or not goodwill is impaired involves significant judgment.  Although the Company believes its goodwill is not impaired, changes in strategy or market conditions could significantly impact the judgments and may require future adjustments to the carrying value of goodwill.  The Company uses a two-step process to test for goodwill impairment.  The first step is to screen for potential impairment, while the second step measures the amount of the impairment, if any.  The first step of the goodwill impairment test compares the fair value of each reporting unit with its carrying amount, including goodwill.  If the fair value of the reporting unit exceeds its carrying value, goodwill is not impaired.  If the carrying value of the reporting unit’s net assets, including goodwill, exceeds the fair value of the reporting unit, then the Company determines the implied fair value of goodwill.  If the carrying value of goodwill exceeds its implied fair value, then an impairment of goodwill has occurred and an impairment loss would be recognized for the difference between the carrying amount and the implied fair value of goodwill as a component of operating income.  The implied fair value of goodwill is calculated by subtracting the fair value of tangible and intangible assets associated with the reporting unit from the fair value of the unit. The Company tests for goodwill impairment at the reporting unit segment level.

The Company has not recognized any impairment losses for the Company’s goodwill for the years ended April 30, 2017 and 2016.

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

Cost of Translational Oncology Solutions

Cost of TOS consists of costs related to TOS revenue.  Direct costs include mice purchases and maintenance costs for studies completed internally and charges from CROs for studies handled externally. Indirect costs include salaries for personnel directly engaged in providing TOS products. All costs of performing studies in-house are expensed as incurred. All costs of performing studies from external sources, if any, are expensed when incurred.

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

Basic and Dilutive Loss Per Common Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock plus dilutive potential common stock considered outstanding during the period. Such dilutive shares consist of incremental shares that would be issued upon exercise of the Company’s common stock purchase warrants and stock options. For the three and twelve months ended April 30, 2017 and 2016, basic and dilutive loss per share were the same, as the potentially dilutive securities did not have a dilutive effect.

	Year Ended April 30,
	2017	2016
Basic and diluted net loss per share computation
Net loss attributable to common stockholders	$(6,883,882)	$(10,445,537)
Weighted Average common shares	10,684,395	8,695,199
Basic and diluted net loss per share	$(0.64)	$(1.20)

The following table reflects the total potential stock-based instruments outstanding at April 30, 2017 and 2016 that could have an effect on the future computation of dilution per common share:

	Year Ended April 30
	2017	2016
Stock options	2,308,704	2,212,757
Warrants	2,004,284	2,109,840

Total common stock equivalents	4,312,988	4,322,597

Stock-based Payments

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements.  In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established.  The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change. As of April 30, 2017 and 2016, the Company provided a valuation allowance for all net deferred tax assets, as recovery is not more likely than not based on an insufficient history of earnings.

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

The Company reflects tax benefits only if it is more likely than not that we will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  The Company has recorded $121,000 and $165,000 of liabilities related to uncertain tax positions relative to one of its foreign operations as of April 30, 2017 and 2016, respectively.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at April 30, 2017 and 2016, and has not recognized interest and/or penalties in the statement of operations for either period. We do not anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, “Revenue from Contracts with Customers”, on revenue recognition. The new standard provides for a single five-step model to be applied to all revenue contracts with customers as well as requires additional financial statement disclosures that will enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows relating to customer contracts. Companies have an option to use either a retrospective approach or cumulative effect adjustment approach to implement the standard. As amended by ASU No. 2015-14 issued in August 2015, this ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017, with early adoption permitted. We do not intend to early adopt and are currently assessing the impact of this update, but preliminarily believe that its adoption will not have a material impact on our consolidated financial statements.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The amendments in this update state that in connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued, when applicable). The amendments in this update are effective for the annual reporting period beginning after December 15, 2016 and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this update is not expected to have a material impact on our consolidated financial statements.

In February 2016, the FASB ASU No. 2016-02, Leases. The new standard will require most leases to be recognized on the balance sheet which will increase reported assets and liabilities. Lessor accounting remains substantially similar to current guidance. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2018, which for us is the first quarter of fiscal 2019 and mandates a modified retrospective transition method. We are currently assessing the impact of this update on our consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”. The new standard simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for financial statements that have not already been issued. We do not intend to early adopt but preliminarily believe the adoption of this update is not expected to have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments” . The new standard attempts to reduce diversity in practice in how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 provides guidance on eight specific cash flow issues. The new guidance will be effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted including adoption in an interim period. We do not intend to early adopt and we are currently assessing the impact of adoption of this update will have on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): “Simplifying the Test for Goodwill Impairment”. The update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. It affects public entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. A public entity that is a U.S. Securities and Exchange Commission ("SEC") filer should adopt the amendments in this update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. For the Company, the amendments are effective January 1, 2020. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

Note 3. Teva Agreement

On July 30, 2013, the Company entered into an agreement with Teva Pharmaceutical Industries Ltd., pursuant to which the Company agreed to conduct TumorGraft studies on multiple proprietary chemical compounds provided by Teva to determine the activity or response of these compounds in potential clinical indications. Under the agreement, Teva agreed to pay an upfront payment and, under certain conditions, pay the Company various amounts upon achieving certain milestones, based on the performance of the compounds in preclinical testing and dependent upon testing the compound in clinical settings and obtaining FDA approval. In addition, Teva agreed to pay the Company royalties on any commercialized products developed under the agreement. This agreement terminated a prior collaborative agreement between Cephalon, Inc., a wholly-owned subsidiary of Teva, and the Company. For the years ended April 30, 2017 and 2016, revenue of $0 and $40,000, respectively, were recognized relating to this agreement.

Note 4. Significant Customers

For the year ended April 30, 2017, one of our customers accounted for more than 10.0% of our total revenue in the amount of $3.3 million, or 21.3%. The revenue from this customer is captured in the TOS revenue line item within the income statement.

For the year ended April 30, 2016, one of our customers accounted for more than 10.0% of our total revenue in the amount of $2.0 million, or 17.6%. The revenue from this customer was captured in the TOS revenue line item within the income statement.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of April 30, 2017, two of our customers accounted for more than 10.0% of our total accounts receivable balance in the amount of $994,095 and $256,022, or 43.7% and 11.3%, respectively.

As of April 30, 2016, two of our customers accounted for more than 10.0% of our total accounts receivable balance in the amount of $401,654 and $161,150, or 30.7% and 12.3%, respectively.

Note 5. Commitments and Contingencies

Operating Leases

The Company currently leases its office facilities. Rent expenses totaled $398,000 and $304,000 for the years ended April 30, 2017 and 2016, respectively. The Company considers its facilities adequate for our current operational needs.

The Company leases the following facilities under non-cancelable operating lease agreements:

•
One University Plaza, Suite 307, Hackensack, New Jersey 7601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in November 2021. The Company recognized $86,000 and $85,000 of rental costs relative to this lease for fiscal 2017 and 2016, respectively.

•
855 North Wolfe Street, Suite 619, Baltimore, Maryland 21205, which consists of laboratories and office space where the Company conducts operations related to its primary service offerings.  This lease expires in December 30, 2017.  The Company will be transitioning its activities from this location to the new location in Rockville, MD. The Company recognized $105,000 and $83,000 of rental costs relative to this lease for fiscal 2017 and 2016, respectively.

•
450 East 29th Street, New York, New York, 10016, which is a laboratory at which we implant tumors. This lease expires in July 2017 and it's not anticipated to be renewed. The Company recognized $207,000 and $136,000 of rental costs relative to this lease for fiscal 2017 and 2016, respectively.

•
1330 Piccard Drive, Suite 025, Rockville, MD 20850, which consists of laboratory and office space where the Company will conduct operations related to its primary service offerings. The Company executed this lease on January 11, 2017. The operating commencement date is August 11, 2017. This lease expires in August 31, 2028. The Company did not recognize any rental costs associated with this lease for fiscal 2017.

Future minimum lease payments due each fiscal year are as follows (in thousands):

2018	$177,126
2019	382,650
2020	683,256
2021	759,161
2022	729,780
Thereafter	$4,482,027
Total	$7,214,000

Included in the table above are future minimum lease payments relating to Rockville, MD lease noted above.

Legal Matters

The Company is not currently party to any legal matters to its knowledge. The Company is not aware of any other matters that would have a material impact on the Company’s financial position or results of operations.

Registration Payment Arrangements

The Company has entered into an Amended and Restated Registration Rights Agreement in connection with the March 2015 Private Placement. This Amended and Restated Registration Rights Agreement contains provisions that may call for the Company to pay penalties in certain circumstances. This registration payment arrangement primarily relates to the Company’s ability to file a registration statement within a particular time period, have a registration statement declared effective within a particular time period and to maintain the effectiveness of the registration statement for a particular time period. The Company has not accrued any liquidated damages associated with the Amended and Restated Registration Right Agreement as the Company has filed the required registration statement and anticipates continued compliance with the agreement.

Note 6. Stock-based Payments

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-based compensation in the amount of $2.7 million and $2.6 million was recognized for years ended April 30, 2017 and 2016, respectively. Included in 2017 stock-based compensation expense under “general and administrative” line item is the option modification charge of $612,534. Stock-based compensation costs were recorded as follows (in thousands):

	Year Ended April 30,
	2017	2016
General and administrative	$2,193	$2,035
Sales and marketing	201	198
Research and development	216	308
TOS cost of sales	50	31
POS cost of sales	2	27

Total stock-based compensation expense	$2,662	$2,599

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

Director Compensation Plan

On December 12, 2013, the Compensation Committee of the Board of Directors of the Company adopted changes to the Director Compensation Plan of 2010 (the “Director Plan”) effective December 1, 2013.  Under the Director Plan, independent directors of the Company are entitled to an annual award of a five-year option to purchase 8,333 shares of the Company’s common stock, and the Chairman of the Board of the Company is entitled to an annual award of a five years option to purchase 16,667 shares of the Company’s common stock.  Independent directors who serve as chairperson of a committee will also receive an annual grant of a five-year option to purchase 1,667 shares of the Company’s common stock. All options issued under the Director Plan vest quarterly at a rate of 25%. Option grants will typically be issued after the annual shareholder meeting which will generally be held in October of each year. New directors will receive a grant upon joining the Board equal to the pro-rata annual grant for the remainder of the year. Options issued under the Director Plan are issued pursuant to the 2010 Equity Plan.

Stock Option Grants

Black-Scholes assumptions used to calculate the fair value of options granted during the years ended April 30, 2017 and 2016 were as follows:

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Year Ended April 30,
	2017	2016
Expected term in years	3 - 6	2.5 - 6.0
Risk-free interest rates	0.6% - 1.9%	0.6% - 1.8%
Volatility	72% - 88%	83% - 93%
Dividend yield	—%	—%

The weighted average fair value of stock options granted during the years ending April 30, 2017 and 2016, was $1.71 and $3.54, respectively. The Company’s stock options activity and related information as of and for the years ended April 30, 2017 and 2016 is as follows:

	Non- Employees	Directors and Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2016	51,250	2,161,507	2,212,757	$5.58	6.1	$10,000
Granted	—	2,420,681	2,420,681	1.99
Exercised	—	—	—	—
Canceled	—	(1,793,779)	(1,793,779)	4.92
Forfeited	—	(421,487)	(421,487)	2.03
Expired	(1,250)	(108,218)	(109,468)	7.86

Outstanding, April 30, 2017	50,000	2,258,704	2,308,704	2.86	6.1	$1,282,000

Vested and expected to vest as of April 30, 2017	50,000	2,258,704	2,308,704		6.1	$1,282,000

Vested as of April 30, 2017	33,336	2,028,469	2,061,805	2.93	5.9	$1,101,000

	Non- Employees	Directors and Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2015	57,917	1,946,085	2,004,002	$5.74	6.7	$4,166,000
Granted	—	343,749	343,749	5.33
Exercised	—	—	—	—
Canceled	—	—	—	—
Forfeited	—	(42,515)	(42,515)	6.90
Expired	(6,667)	(85,812)	(92,479)	6.97

Outstanding, April 30, 2016	51,250	2,161,507	2,212,757	5.58	6.1	$10,000

Vested and expected to vest as of April 30, 2016	51,250	2,161,507	2,212,757		6.1	$10,000

Vested as of April 30, 2016	34,271	1,703,035	1,737,306	5.71	5.6	$9,000

Included in the forfeited balance in the fiscal 2017 table above are 203,043 options (which vest based on performance criteria) granted to each of the Company's Chief Executive Officer and its President as of November 5, 2013 as part of their employment

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

agreements. Performance-based options are expensed on an accelerated basis once the Company determines it is probable that the performance-based conditions will be met. It was determined the performance conditions will not be set and as such the 203,043 options have been forfeited. Additionally, included in the forfeited balance in the table above are 209,383 options which were granted to the previous Chief Executive Officer as part of his yearly compensation beginning in November 2016. The Chief Executive Officer has transitioned to Chairman of the Board of Directors as of January 31, 2017.

On April 24, 2017, the Board of Directors extended the expiration terms of the previous Chief Executive Officer's vested grants to its contractual life. As a result of this modification, the Company had an additional stock option expense of $612,534 which was expensed under the "General and Administrative" line item on the income statement.

On July 21, 2016, the Company and certain members of its senior management team agreed to exchange existing options to purchase shares of the Company's common stock with new options. The new options have a lower exercise price for fewer shares and have the same vesting schedules and the same termination expiration dates as the existing options. The Company used the Black Scholes valuation method to determine if the modification created additional stock option expense. As a result of the option exchange, an aggregate of 1,793,781 existing options with exercise prices ranging from $4.55 to $6.96 per share were exchanged for an aggregate of 1,568,191 new options with exercise prices of $2.10 per share. Due to the modification the Company had an additional stock option expense of $414,756 of which $39,920 related to the performance awards that have been forfeited as noted above, $373,069 of which was recognized during the current fiscal year and $1,767 of which will be recognized over the next year as the options continue to vest.

Stock Purchase Warrants

As of April 30, 2017, the Company had warrants outstanding for the purchase of 2,004,284 shares of its common stock, all of which were exercisable. Of these warrants, 1,849,285 were issued in connection with the March 2015 Private Placement. Activity related to these warrants, which expire at various dates through January 2019, is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2016	2,109,840	$5.54	3.6	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(105,556)	4.80	—	—

Outstanding, April 30, 2017	2,004,284	$5.57	2.8	$—

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2015	2,109,840	$5.54	4.6	$3,248
Granted	—	—	0	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

Outstanding, April 30, 2016	2,109,840	$5.54	3.6	$—

Note 7. Common Stock

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On June 15, 2016, the Company closed a public offering ("The June 2016 Public Offering") of 2,000,000 registered shares of its common stock at an offering price of $2.25 per share. In addition, the underwriter exercised a partial exercise of the over-allotment option granted to the underwriter to purchase an additional 258,749 shares of its common stock at the public offering price. All of the shares have been offered by the Company.

The net proceeds from The June 2016 Public Offering, including the partial exercise of the over-allotment option, was $4.3 million, after deducting the underwriting discount and offering-related expenses of $742,000. The Company is using the net proceeds of this offering for research and development to grow the TumorGraft platform, and the balance of the net proceeds for working capital and general corporate purposes.

The Company issued 3,807 shares valued at $7,500 on April 27, 2017, 7,614 shares valued at $15,000 on February 22, 2017, 3,247 shares valued at $11,852 on January 24, 2017 and 3,896 shares valued at $8,688 on July 6, 2016 of common stock in consideration for consulting services.

Note 8. Provision for Income Taxes

The components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended April 30, 2017
	Federal	State	Foreign	Total
Current	$(14)	$—	$33	$19

Total	$(14)	$—	$33	$19

	Year Ended April 30, 2016
	Federal	State	Foreign	Total
Current	$—	$—	$92	$92

Total	$—	$—	$92	$92

A reconciliation between the Company’s effective tax rate and the United States statutory tax rate for the years ended April 30, 2017 and 2016 is as follows:

	Year Ended April 30,
	2017	2016
Federal income tax at statutory rate	34.0%	34.0%
State income tax, net of federal benefit	3.9	3.1
Permanent differences	(0.2)	(0.2)
Increase in uncertain tax position	1.6	(0.6)
Other	(0.3)	(2.2)
Change in valuation allowance	(39.8)	(37.2)
Changes in tax rates	0.5	2.2

Income tax expense	(0.3)%	(0.9)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities as of April 30, 2017 and 2016 consist of the following (in thousands):

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of April 30,
	2017	2016
Accrued liabilities	$103	$21
State taxes	22	12
Stock-based compensation expense	6,503	5,528
Capitalized research and development costs	195	316
Foreign net operating loss carry-forward	214	224
Net operating loss carry-forward	14,786	12,970

Total deferred tax assets	21,823	19,071
Less: Valuation allowance	(21,779)	(19,071)

Net deferred tax asset	$44	$—

Management has evaluated the available evidence about future tax planning strategies, taxable income and other possible sources of realization of deferred tax assets and has established a full valuation allowance against its net deferred tax assets as of April 30, 2017 and 2016.  For the years ended April 30, 2017 and 2016, the Company recorded a valuation allowance of $21.8 million and $19.1 million, respectively.

As of April 30, 2017 and 2016, the Company’s estimated U.S. net operating loss carry-forwards were approximately $41 million and $36 million, respectively, which will begin expiring in 2025 for federal and 2031 for state purposes.  As of April 30, 2017 and 2016, the Company’s foreign net operating loss carry-forward was approximately $890,000 and $900,000, respectively, which have an unlimited carryforward period. A valuation allowance has been recorded against all of these losses due to continued overall losses.

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

The Company files income tax returns in various jurisdictions with varying statues of limitations.  As of April 30, 2017, the earliest tax year still subject to examination for state purposes is fiscal 2013.  The Company’s tax years for periods ending April 30, 2001 and forward are subject to examination by the United States and certain states due to the carry-forward of unutilized net operating losses.

The following table indicates the changes to the Company’s uncertain tax positions for the period and years ended April 30, 2017 and 2016 in thousands:

	Year Ended April 30,
	2017	2016
Balance, beginning of the year	$165	$100
Addition based on tax positions related to prior years	—	42
Payment made on tax positions related to prior years	(84)	—
Addition based on tax positions related to current year	40	23

Balance, end of year	$121	$165

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of April 30, 2017 the above amount of $121,000 was included in other long-term liabilities.

Note 9. Related Party Transactions

Related party transactions include transactions between the Company and its shareholders, management, or affiliates.  The following transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

Consulting Services

For both years ended April 30, 2017 and 2016, the Company paid a member of its Board of Directors $72,000 for consulting services unrelated to his duties as board member. During the years ended April 30, 2017 and 2016, the Company paid a board member’s company $0 and $8,800, respectively, for consulting services unrelated to his duties as a board member. During the year ended April 30, 2017, the Company paid a board member $48,214 and granted 45,000 options that vest annually over a three year period and have a fair value of $94,192 for consulting services unrelated to his duties as a board member. All of the amounts paid to these related parties have been recognized in expense in the period the services were performed.

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

Year Ended April 30, 2017	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$1,720	$13,691	$—	$15,411
Direct cost of services	(1,431)	(8,218)	—	(9,649)
Sales and marketing costs	(540)	(2,520)	—	(3,060)
Other operating expenses	—	(4,077)	(2,772)	(6,849)
Stock compensation expense (1)	—	—	(2,662)	(2,662)

Segment loss	$(251)	$(1,124)	$(5,434)	$(6,809)

Year Ended April 30, 2016	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$1,972	$9,210	$—	$11,182
Direct cost of services	(2,075)	(6,553)	—	(8,628)
Sales and marketing costs	(833)	(2,414)	—	(3,247)
Other operating expenses	—	(3,886)	(3,138)	(7,024)
Stock compensation expense (1)	—	—	(2,599)	(2,599)

Segment loss	$(936)	$(3,643)	$(5,737)	$(10,316)

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

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

All of the Company’s revenue is recorded in the United States and substantially all of its long-lived assets are in the United States.

Exhibit Index

Exhibit No.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Appendix A to the Company’s Information Statement on Schedule 14C filed March 7, 2011)

3.1.1	Certificate of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed April 28, 2015)

3.2	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 9, 2017)

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

10.17
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