Form 10-Q
period 2017-07-31
CHAMPIONS ONCOLOGY, INC.
filed 2017-09-14
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2017
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Non-accelerated filer ☐	(Do not check if a smaller reporting company)		Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
 The number of Common Shares of the Registrant outstanding as of September 9, 2017 was 10,985,966.

DOCUMENTS INCORPORATED BY REFERENCE - None

INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHAMPIONS ONCOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for shares)

	July 31, 2017	April 30, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$430	$3,295
Accounts receivable, net	2,667	2,274
Prepaid expenses and other current assets	360	300

Total current assets	3,457	5,869

Restricted cash	150	150
Property and equipment, net	2,084	1,216
Other Long Term Assets	107	107
Goodwill	669	669

Total assets	$6,467	$8,011

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,732	$1,852
Accrued liabilities	551	685
Deferred revenue	3,737	4,910

Total current liabilities	6,020	7,447

Other non-current liabilities	157	164

Total liabilities	6,177	7,611

Stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 11,251,844 and 11,251,844 shares issued and 10,982,159 and 10,982,159 shares outstanding as of July 31, 2017 and April 30, 2017, respectively	11	11
Treasury stock, at cost, 269,685 common shares as of July 31, 2017 and April 30, 2017	(1,252)	(1,252)
Additional paid-in capital	71,555	70,991
Accumulated deficit	(70,024)	(69,350)

Total stockholders’ equity	290	400

Total liabilities and stockholders’ equity	$6,467	$8,011

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Amounts)

	Three Months Ended July 31,
	2017	2016
Operating revenue:
Personalized oncology solutions	$439	$511
Translational oncology solutions	4,594	3,159

Total operating revenue	5,033	3,670

Costs and operating expenses:
Cost of personalized oncology solutions	387	474
Cost of translational oncology solutions	2,255	2,049
Research and development	1,118	1,211
Sales and marketing	683	925
General and administrative	1,209	1,534

Total costs and operating expenses	5,652	6,193

Loss from operations	(619)	(2,523)

Other (expense):
Other (expense)	(51)	(9)

Total other (expense)	(51)	(9)

Loss before provision for income taxes	(670)	(2,532)
Provision for income taxes	4	14

Net loss	$(674)	$(2,546)

Net loss per common share outstanding
basic and diluted	$(0.06)	$(0.26)

Weighted average common shares outstanding
basic and diluted	10,982,159	9,835,279

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Three Months Ended July 31,
	2017	2016
Operating activities:
Net loss	$(674)	$(2,546)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	564	1,129
Depreciation expense	42	45
Provision for bad debts	14	(2)
Issuance of common stock for services	—	15
Changes in operating assets and liabilities:
Accounts receivable	(407)	(314)
Prepaid expenses and other current assets	(60)	94
Accounts payable	(120)	(387)
Accrued liabilities	(134)	(51)
Other non-current liability	—	20
Deferred revenue	(1,173)	(442)

Net cash used in operating activities	(1,948)	(2,439)

Investing activities:
Purchase of property and equipment	(910)	(17)

Net cash used in investing activities	(910)	(17)

Financing activities:
Proceeds from June 2016 Public Offering, net of financing costs of $742	—	4,340
Capital lease payments	(7)	(6)

Net cash (used in)/provided by financing activities	(7)	4,334

(Decrease)/Increase in cash and cash equivalents.	(2,865)	1,878
Cash and cash equivalents, beginning of period	3,295	2,585

Cash and cash equivalents, end of period	$430	$4,463

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

The Company has two operating subsidiaries: Champions Oncology (Israel), Limited and Champions Biotechnology U.K., Limited. For the three months ended July 31, 2017 and 2016, there were no material revenues earned by these subsidiaries.

The Company’s foreign subsidiaries functional currency is the U.S. dollar. Transaction gains and losses are recognized in earnings. The Company is subject to foreign exchange rate fluctuations in connection with the Company’s international operations.

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. All significant intercompany transactions and accounts have been eliminated. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in the Company’s annual consolidated financial statements for the year ended April 30, 2017, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 30, 2017.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Liquidity

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our sales of products and services, working capital management, and proceeds from certain private and public offerings of our securities. For the three months ended July 31, 2017, we had a net loss of $674,000 and net operating cash outflows of $1.9 million. In addition, as of July 31, 2017, we had negative working capital of $2.6 million and cash and cash equivalents on hand of $430,000. The reduction of cash from year-end was mainly due to the timing of accounts receivable collections and payment of normal business expenses. Additionally, we invested $910,000 in equipment for our new lab along with approximately $100,000 in non-capitalized, non-recurring costs related to new lab set-up. These expenses are not expected to recur. Lastly, we have grown our revenues while undertaking significant cost reductions beginning in the fourth quarter of fiscal year 2016, which have helped reduce our net loss and use of cash year over year by $3.6 million each for fiscal year 2017 in conjunction with 38% revenue growth. We believe that our cash and cash equivalents on hand at July 31, 2017 are adequate to fund our operations through at least September 2018.

However, in order for us to continue our operations beyond September 2018, we need to continue to increase revenues while maintaining minor increases in expense levels. In addition, we may need to obtain capital from external sources. If we are unable to maintain our operating levels and cannot obtain additional financing, we may be required to reduce the scope of, or delay or eliminate, some of our research and development and other activities, which could harm our financial condition and operating results. Financing may not be available on acceptable terms or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that could restrict our ability to operate our business.

Earnings Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock plus dilutive potential common stock considered outstanding during the period. Such dilutive shares consist of incremental shares that would be issued upon exercise of the Company’s common stock purchase warrants and stock options. For the three months ended July 31, 2017 and 2016, basic and dilutive loss per share were the same, as the potentially dilutive securities did not have a dilutive effect.

	Three Months Ended July 31,
	2017	2016
Basic and diluted net loss per share computation:
Net loss attributable to common stockholders	$(674,157)	$(2,546,449)
Weighted Average common shares – basic	10,982,159	9,835,279
Basic and diluted net loss per share	$(0.06)	$(0.26)

The following table reflects the total potential share-based instruments outstanding at July 31, 2017 and 2016 that could have an effect on the future computation of dilution per common share:

	July 31,
	2017	2016
Stock options	2,501,806	2,154,948
Warrants	2,004,284	2,109,840

Total common stock equivalents	4,506,090	4,264,788

Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements.  In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established.  The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change. As of July 31, 2017 and April 30, 2017, the Company provided a valuation allowance for all net deferred tax assets, as recovery is not more likely than not based on an insufficient history of earnings.

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

The Company reflects tax benefits only if it is more likely than not that we will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  The Company has recorded $121,000 of liabilities related to uncertain tax positions relative to one of its foreign operations as of July 31, 2017 and April 30, 2017.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at July 31, 2017 and April 30, 2017, and has not recognized interest and/or penalties in the statement of operations for either period. We do not anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.

The income tax provision for the three months ended July 31, 2017 and 2016 was $4,000 and $14,000, respectively.

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

	July 31, 2017	April 30, 2017
	(unaudited)
Furniture and fixtures	$76	$74
Computer equipment and software	917	872
Laboratory equipment	2,112	918
Assets in progress	141	472
Leasehold improvements	2	2

Total property and equipment	3,248	2,338
Less: Accumulated depreciation	(1,164)	(1,122)

Property and equipment, net	$2,084	$1,216

Depreciation and amortization expense, excluding expense recorded under capital lease, was $36,000 and $39,000 for the three months ended July 31, 2017 and 2016, respectively. As of July 31, 2017 and April 30, 2017, property, plant and equipment included assets held under capital lease of $124,000. Related depreciation expense was $6,000 and $6,000, respectively, for the three months ended July 31, 2017 and 2016.

Capital Lease

In November 2014, the Company entered into a capital lease for laboratory equipment. The lease has costs of approximately $149,000 and matures on November 2019. The current monthly capital lease payment is approximately $3,000.

The following is a schedule by years of future minimum lease payments under this capital lease together with the present value of the net minimum lease payments as of July 31, 2017 (table in thousands):

For the Years Ended April 30,	Total
2018 (remaining)	$19
2019	27
2020	16

Total minimum payments	62
Less: amount representing interest	(4)
Present value of minimum payments	58
Less: current portion	(25)
$33

The present value of minimum future obligations shown above is calculated based on an interest rate of 5%. The short-term and long-term components of the capital lease obligation are included in accrued liabilities and other non-current liabilities, respectively at July 31, 2017 and April 30, 2017.

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

On June 30, 2017, the Board of Directors extended the expiration terms of the previous Chief Commercial Officer's vested grants to December 30, 2019. As a result of this modification, the Company had an additional stock option expense of $56,529 which was expensed under the "General and Administrative" line item on the consolidated statement of operations.

Stock-based compensation in the amount of $564,000 and $1.1 million was recognized for the three months ended July 31, 2017 and 2016, respectively. Included in 2017 stock-based compensation expense under general and administrative line item is an option modification charge of $56,529. Stock-based compensation expense was recognized as follows (table in thousands):

	Three Months Ended July 31,
	2017	2016
General and administrative	$423	$830
Sales and marketing	34	168
Research and development	80	85
TOS cost of sales	26	44
POS cost of sales	1	2
Total stock-based compensation expense	$564	$1,129

On July 31, 2017, there was $300,371 in unrecognized stock based compensation which will be recognized as expense over three years.

Stock Option Grants

Black-Scholes assumptions used to calculate the fair value of options granted during the three months ended July 31, 2017 and 2016 were as follows:

	Three Months Ended July 31,
	2017	2016
Expected term in years	6	2.6 - 6
Risk-free interest rates	1.98%	0.75% - 1.25%
Volatility	87.1%	73.2% - 95.6%
Dividend yield	—%	—%

The weighted average fair value of stock options granted during the three months ended July 31, 2017 and 2016 was $1.84 and $1.79, respectively. The Company’s stock options activity for the three months ended July 31, 2017 was as follows:

	Non- Employees	Directors and Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2017	50,000	2,258,704	2,308,704	$2.86	6.1	$1,282,000
Granted	—	194,977	194,977	2.51
Exercised	—	—	—	—
Forfeited	—	(1,875)	(1,875)	7.76
Canceled	—	—	—	—
Expired	—	—	—	—

Outstanding, July 31, 2017	50,000	2,451,806	2,501,806	2.83	6.1	$1,720,000

Vested and expected to vest as of July 31, 2017	50,000	2,451,806	2,501,806	2.83	6.1	$1,720,000

Exercisable as of July 31, 2017	33,336	2,287,095	2,320,431	2.85	6.0	$1,608,000

Stock Purchase Warrants

As of July 31, 2017 and April 30, 2017, the Company had warrants outstanding for the purchase of 2,004,284 shares of its common stock, all of which were exercisable. Activity related to these warrants, which expire at various dates through March 2020, is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2017	2,004,284	$5.57	2.8	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—

Outstanding, July 31, 2017	2,004,284	$5.57	2.5	$—

Note 4. Related Party Transactions

Related party transactions include transactions between the Company and its shareholders, management, or affiliates.  The following transactions were in the normal course of operations and were measured and recorded at the exchange amount, which is the amount of consideration established and agreed to by the parties.

Consulting Services

During the three months ended July 31, 2017 and 2016, the Company paid a member of its Board of Directors $18,000 and $18,000, respectively, for consulting services unrelated to his duties as a board member. During the three months ended July 31, 2017 and 2016, the Company paid an affiliate of a board member $25,529 and $0, respectively, for consulting services unrelated to their duties as board members. As of July 31, 2017, no amounts were due to these related parties.

Note 5. Commitments and Contingencies

Operating Leases

The Company currently leases its office facilities. Rent expenses totaled $102,000 and $99,000 for the three months ended July 31, 2017 and 2016, respectively. The Company considers its facilities adequate for our current operational needs.

The Company leases the following facilities under non-cancelable operating lease agreements:

•
One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in November 2021. The Company recognized $23,000 of rental costs relative to this lease for each of the three months ended July 31, 2017 and 2016, respectively.

•
855 North Wolfe Street, Suite 619, Baltimore, Maryland 21205, which consists of laboratories and office space where the Company conducts operations related to its primary service offerings.  This lease expires December 2017.  The Company recognized $27,000 and $26,000 of rental costs relative to this lease for the three months ended July 31, 2017 and 2016, respectively.

•
450 East 29th Street, New York, New York, 10016, which is a laboratory at which we implant tumors. The Company recognized $52,000 and $52,000 of rental expense for the three months ended July 31, 2017 and 2016, respectively. The lease expired in May 2017 and will not be renewed.

•
1330 Piccard Drive, Suite 025, Rockville, MD 20850, which consists of laboratory and office space where the Company will conduct operations related to its primary service offerings. The Company executed this lease on January 11, 2017. The operating commencement date was August 11, 2017. This lease expires in August 31, 2028. The Company did not recognize any rental costs associated with this lease for the three months ended July 31, 2017.

Legal Matters

The Company is not currently party to any legal matters to its knowledge. The Company is not aware of any other matters that would have a material impact on the Company’s financial position or results of operations.

Registration Payment Arrangements

The Company has entered into an Amended and Restated Registration Rights Agreement in connection with the March 2015 Private Placement and is discussed more fully in Note 7 in the Company’s Form 10-K for the fiscal year ended April 30, 2017. This Amended and Restated Registration Rights Agreement contains provisions that may call for the Company to pay penalties in certain circumstances. This registration payment arrangement primarily relates to the Company’s ability to file a registration statement within a particular time period, have a registration statement declared effective within a particular time period and to maintain the effectiveness of the registration statement for a particular time period. The Company has not accrued any liquidated damages associated with the Amended and Restated Registration Right Agreement as the Company has filed the required registration statement and anticipates continued compliance with the agreement.

Note 6. Segment Information

The Company operates in two reportable segments, POS and TOS. The accounting policies of the Company’s segments are the same as those described in Note 2 of the Company’s annual financial statements for the year ended April 30, 2017, as filed on Form 10-K. The Company evaluates performance of its segments based on profit or loss from operations before stock compensation expense, depreciation and amortization, interest expense, interest income, gain on sale of assets, special charges or benefits, and income taxes (“segment profit”). Management uses segment profit information for internal reporting and control purposes and considers it in making decisions regarding the allocation of capital and other resources, risk assessment, and employee compensation, among other matters. The following tables summarize, for the periods indicated, operating results by reportable segment (table in thousands):

Three months ended July 31, 2017	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$439	$4,594	$—	$5,033
Direct cost of services	(386)	(2,229)	—	(2,615)
Sales and marketing costs	(86)	(563)	—	(649)
Other operating expenses	—	(1,038)	(786)	(1,824)
Stock- based compensation expense (1)	—	—	(564)	(564)

Segment profit (loss)	$(33)	$764	$(1,350)	$(619)

Three months ended July 31, 2016	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$511	$3,159	$—	$3,670
Direct cost of services	(472)	(2,005)	—	(2,477)
Sales and marketing costs	(141)	(616)	—	(757)
Other operating expenses	—	(1,126)	(704)	(1,830)
Stock- based compensation expense (1)	—	—	(1,129)	(1,129)

Segment profit (loss)	$(102)	$(588)	$(1,833)	$(2,523)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the condensed consolidated financial statements and related notes that appear elsewhere in this report and our most recent annual report for the year ended April 30, 2017, as filed on Form 10-K.

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

Forward-looking statements speak only as of the date the statements are made. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2017, as updated in our subsequent reports filed with the SEC, including any updates found in Part II, Item 1A of this or other reports on Form 10-Q. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

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

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our sales of products and services, working capital management, and proceeds from certain private and public offerings of our securities. For the three months ended July 31, 2017, we had a net loss of $674,000 and net operating cash outflows of $1.9 million. In addition, as of July 31, 2017, we had negative working capital of $2.6 million and cash and cash equivalents on hand of $430,000. The reduction of cash from year-end was mainly due to the timing of accounts receivable collections and payment of normal business expenses. Additionally, we invested $910,000 in equipment for our new lab along with approximately over $100,000 in non-capitalized, non-recurring costs related to new lab set-up. Lastly, we have grown our revenues while undertaking significant cost reductions beginning in the fourth quarter of fiscal year 2016, which have helped reduce our net loss and use of cash year over year by $3.6 million each for fiscal year 2017 in conjunction with 38% revenue growth. We believe that our cash and cash equivalents on hand at July 31, 2017 are adequate to fund our operations through at least September 2018.

However, in order for us to continue our operations beyond September 2018, we need to continue to increase revenues while maintaining minor increases in expense levels. In addition, we may need to obtain capital from external sources. If we are unable to maintain our operating levels and cannot obtain additional financing, we may be required to reduce the scope of, or delay or eliminate, some of our research and development and other activities, which could harm our financial condition and operating results. Financing may not be available on acceptable terms or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that could restrict our ability to operate our business.

Operating Results

The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Three Months Ended July 31,
	2017	% of Revenue	2016	% of Revenue	% Change
Operating revenue:
Personalized oncology solutions	$439	8.7%	$511	13.9%	(14.1)%
Translational oncology solutions	4,594	91.3	3,159	86.1	45.4

Total operating revenue	5,033	100.0	3,670	100.0	37.1

Costs and operating expenses:
Cost of personalized oncology solutions	387	7.7	474	12.9	(18.4)
Cost of translational oncology solutions	2,255	44.8	2,049	55.8	10.1
Research and development	1,118	22.2	1,211	33.0	(7.7)
Sales and marketing	683	13.6	925	25.2	(26.2)
General and administrative	1,209	24.0	1,534	41.8	(21.2)

Total costs and operating expenses	5,652	112.3	6,193	168.7	(8.7)
Loss from operations	$(619)	(12.3)%	$(2,523)	(68.7)%	(75.5)%

Operating Revenues

Operating revenues were $5.0 million and $3.7 million for the three months ended July 31, 2017 and 2016, respectively, an increase of $1.3 million or 37.1%.

POS revenues were $439,000 and $511,000 for the three months ended July 31, 2017 and 2016, respectively, a decrease of $72,000, or (14.1%). The decrease is due mainly to a decrease in implant and drug panel revenue of $48,000 and $17,000, respectively.

TOS revenues were $4.6 million and $3.2 million for the three months ended July 31, 2017 and 2016, respectively, an increase of $1.4 million, or 45.4%. The increase is due to sustained bookings growth in prior quarters, both in number and size of the studies.

Cost of Personalized Oncology Solutions

Cost of POS for the three months ended July 31, 2017 and 2016 were $387,000 and $474,000, respectively, a decrease of $87,000, or (18.4%). For the three months ended July 31, 2017 and 2016, gross margins for POS were 11.8% and 7.2%, respectively. The improvement in gross margin is attributed to higher margin, sequencing revenue contributing a higher percentage to total POS revenue and aggressively managing our lab costs.

Cost of Translational Oncology Solutions

Cost of TOS for the three months ended July 31, 2017 and 2016 were $2.3 million and $2.0 million, respectively, an increase of $300,000, or 10.1%. The increase in cost was due to an increase in the number and size of TOS studies. For the three months ended July 31, 2017 and 2016, gross margins for TOS were 50.9% and 35.1%, respectively. Gross margins vary quarterly based on timing differences between expense and revenue recognition. The improvement in gross margin was due to higher TOS revenue leveraged off the fixed cost component of the lab and effective management of the variable lab costs.

Research and Development

Research and development expenses for both the three months ended July 31, 2017 and 2016 were $1.1 million and $1.2 million, respectively, a decrease of $100,000, or (7.7%). Research and development is focused on the development and expansion of our TumorGraft Technology Platform. We build our platform primarily through research collaborations and relationships with medical centers and academic institutions.

Sales and Marketing

Sales and marketing expenses for the three months ended July 31, 2017 and 2016 were $683,000 and $925,000, respectively, a decrease of $242,000, or (26.2%). The decrease is mainly due to a decrease in stock compensation expense.

General and Administrative

General and administrative expenses for the three months ended July 31, 2017 and 2016 were $1.2 million and $1.5 million, respectively, a decrease of $300,000, or (21.2%). The decrease in the three months ended January 31, 2017 is primarily due to a decrease in stock compensation expense.

Inflation

Inflation does not have a meaningful impact on the results of our operations.

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash used in operating activities was $1.9 million and $2.4 million for the three months ended July 31, 2017 and 2016, respectively. The reduction in cash burn is the result of revenue growth and aggressive expense management.

Cash Flows from Investing Activities

Net cash used in investing activities was $910,000 and $17,000 for the three months ended July 31, 2017 and 2016, respectively.  These cash outflows primarily relate to the purchase of property and equipment. The Company opened a new lab facility in Rockville, Maryland which required a capital investment.

Cash Flows from Financing Activities

Net cash (used in)/provided by financing activities was ($7,000) and $4.3 million for the three months ended July 31, 2017 and 2016, respectively. The net cash used in financing activities relates to our capital lease. The $4.3 million of net cash provided by financing activities relates to the public offering we completed in June 2016.

Critical Accounting Estimates and Policies

The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to apply methodologies and make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates of the Company include, among other things, accounts receivable realization, revenue recognition (replacement of licensed tumors), valuation allowance for deferred tax assets, valuation of goodwill, and stock compensation and warrant assumptions. Actual results could differ from those estimates. The Company’s critical accounting policies are summarized in the Company’s Annual Report on Form 10-K, filed with the SEC on July 28, 2017.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our management, with the participation of our Chief Executive Officer and our Vice President, Finance, have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and our Vice President, Finance, have concluded that our disclosure controls and procedures were effective as of July 31, 2017 at the reasonable assurance level in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and our Vice President, Finance, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We may not be able to meet our cash requirements beyond September 2018 without reducing the scope of our activities or obtaining additional capital from external sources, and if we are unable to do so, we may not be able to continue as a going concern.

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our sales of products and services, working capital management, and proceeds from certain private and public offerings of our securities. For the three months ended July 31, 2017, we had a net loss of $674,000 and net operating cash outflows of $1.9 million. In addition, as of July 31, 2017, we had negative working capital of $2.6 million and cash and cash equivalents on hand of $430,000. The reduction of cash from year-end was mainly due to the timing of accounts receivable collections and payment of normal business expenses. Additionally, we invested $910,000 in equipment for our new lab along with approximately $100,000 in non-capitalized, non-recurring costs related to new lab set-up. These expenses are not expected to recur. Lastly, we have grown our revenues while undertaking significant cost reductions beginning in the fourth quarter of fiscal year 2016, which have helped reduce our net loss and use of cash year over year by $3.6 million each for fiscal year 2017 in conjunction with 38% revenue growth. We believe that our cash and cash equivalents on hand at July 31, 2017 are adequate to fund our operations through at least September 2018.

However, in order for us to continue our operations beyond September 2018, we need to continue to increase revenues while maintaining minor increases in expense levels. In addition, we may need to obtain capital from external sources. If we are unable to maintain our operating levels and cannot obtain additional financing, we may be required to reduce the scope of, or delay or eliminate, some of our research and development and other activities, which could harm our financial condition and operating results. Financing may not be available on acceptable terms or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that could restrict our ability to operate our business.

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

CHAMPIONS ONCOLOGY, INC.
(Registrant)

Date: September 14, 2017	By:	/s/ Ronnie Morris
Ronnie Morris
Chief Executive Officer
(principal executive officer)

Date: September 14, 2017	By:	/s/ David Miller
David Miller
Chief Financial Officer
(principal financial and accounting officer)