Form 10-Q
period 2017-10-31
CHAMPIONS ONCOLOGY, INC.
filed 2017-12-15
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
 The number of Common Shares of the Registrant outstanding as of December 9, 2017 was 10,988,347.

DOCUMENTS INCORPORATED BY REFERENCE - None

INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2017

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHAMPIONS ONCOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for shares)

	October 31, 2017	April 30, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$660	$3,295
Accounts receivable, net	2,578	2,274
Prepaid expenses and other current assets	303	300

Total current assets	3,541	5,869

Restricted cash	150	150
Property and equipment, net	2,026	1,216
Other Long Term Assets	107	107
Goodwill	669	669

Total assets	$6,493	$8,011

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,549	$1,852
Accrued liabilities	390	685
Deferred revenue	3,879	4,910

Total current liabilities	5,818	7,447

Other non-current liabilities	302	164

Total liabilities	6,120	7,611

Stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 11,265,175 and 11,251,844 shares issued and 10,988,347 and 10,982,159 shares outstanding as of October 31, 2017 and April 30, 2017, respectively	11	11
Treasury stock, at cost, 269,685 common shares as of October 31, 2017 and April 30, 2017	(1,252)	(1,252)
Additional paid-in capital	71,732	70,991
Accumulated deficit	(70,118)	(69,350)

Total stockholders’ equity	373	400

Total liabilities and stockholders’ equity	$6,493	$8,011

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2017	2016	2017	2016
Operating revenue:
Personalized oncology solutions	$378	$497	$818	$1,007
Translational oncology solutions	4,825	3,960	9,419	7,119

Total operating revenue	5,203	4,457	10,237	8,126

Costs and operating expenses:
Cost of personalized oncology solutions	259	374	646	847
Cost of translational oncology solutions	2,394	1,829	4,648	3,879
Research and development	1,115	1,008	2,233	2,219
Sales and marketing	551	717	1,235	1,643
General and administrative	954	1,022	2,164	2,555

Total costs and operating expenses	5,273	4,950	10,926	11,143

Loss from operations	(70)	(493)	(689)	(3,017)

Other (expense):
Other (expense)	(13)	(16)	(64)	(25)

Total other (expense)	(13)	(16)	(64)	(25)

Loss before provision for income taxes	(83)	(509)	(753)	(3,042)
Provision for (Benefit from) income taxes	11	(5)	15	9

Net loss	$(94)	$(504)	$(768)	$(3,051)

Net loss per common share outstanding
basic and diluted	$(0.01)	$(0.05)	$(0.07)	$(0.32)

Weighted average common shares outstanding
basic and diluted	10,988,321	10,967,491	10,984,703	9,560,088

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Six Months Ended October 31,
	2017	2016
Operating activities:
Net loss	$(768)	$(3,051)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	711	1,664
Depreciation expense	132	87
Reversal of allowance for doubtful accounts	(41)	(2)
Issuance of common stock for services	30	15
Changes in operating assets and liabilities:
Accounts receivable	(263)	(577)
Prepaid expenses and other current assets	(3)	(3)
Accounts payable	(303)	(744)
Accrued liabilities	(295)	31
Other non-current liability	151	20
Deferred revenue	(1,031)	5

Net cash used in operating activities	(1,680)	(2,555)

Investing activities:
Purchase of property and equipment	(942)	(30)

Net cash used in investing activities	(942)	(30)

Financing activities:
Proceeds from June 2016 Public Offering, net of financing costs of $742	—	4,340
Capital lease payments	(13)	(12)

Net cash (used in)/provided by financing activities	(13)	4,328

(Decrease)/Increase in cash and cash equivalents.	(2,635)	1,743
Cash and cash equivalents, beginning of period	3,295	2,585

Cash and cash equivalents, end of period	$660	$4,328

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

The Company has two operating subsidiaries: Champions Oncology (Israel), Limited and Champions Biotechnology U.K., Limited. For the three and six months ended October 31, 2017 and 2016, there were no revenues earned by these subsidiaries.

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

Liquidity

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and strategic initiatives. In the past, we have met these cash requirements through our sales of products and services, working capital management, and proceeds from certain private and public offerings of our securities. For the six months ended October 31, 2017, we had a net loss of $768,000 and net operating cash outflows of $1.7 million. In addition, as of October 31, 2017, we had negative working capital of $2.3 million and cash and cash equivalents on hand of $660,000. The reduction of cash from year-end was mainly due to the $910,000 investment in equipment for our new lab facility along with the timing of accounts receivable collections and expense payments in the normal course of business. Additionally, we incurred approximately $100,000 of non-capitalized, non-recurring costs related to the new lab set-up. Finally, we closed on a line of credit ("LOC") agreement which provides that the Company may borrow up to $1.5 million. The Company does not plan to utilize the LOC as we believe that our cash and cash equivalents on hand at October 31, 2017 and future revenue are adequate to fund our operations through at least December 2018.

However, in order for us to continue our operations beyond December 2018, we need to continue to increase revenues while managing increases in expense levels. If we are unable to maintain our operating levels, we may need to obtain capital from external sources. If we could not obtain additional financing, we may be required to reduce the scope of, or delay or eliminate, some of our research and development and other activities, which could harm our financial condition and operating results. Financing may not be available on acceptable terms or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that could restrict our ability to operate our business.

Earnings Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock plus dilutive potential common stock considered outstanding during the period. Such dilutive shares consist of incremental shares that would be issued upon exercise of the Company’s common stock purchase warrants and stock options. For the three and six months ended October 31, 2017 and 2016, basic and dilutive loss per share were the same, as the potentially dilutive securities did not have a dilutive effect.

	Three Months Ended October 31,		Six Months Ended October 31,
	2017	2016	2017	2016
Basic and diluted net loss per share computation:
Net loss attributable to common stockholders	$(94,318)	$(504,000)	$(768,475)	$(3,051,000)
Weighted Average common shares – basic	10,988,321	10,967,491	10,984,703	9,560,088
Basic and diluted net loss per share	$(0.01)	$(0.05)	$(0.07)	$(0.32)

The following table reflects the total potential share-based instruments outstanding at October 31, 2017 and 2016 that could have an effect on the future computation of dilution per common share:

	October 31,
	2017	2016
Stock options	2,494,930	2,449,753
Warrants	2,004,284	2,109,840

Total common stock equivalents	4,499,214	4,559,593

Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements.  In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established.  The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change. As of October 31, 2017 and April 30, 2017, the Company provided a valuation allowance for all net deferred tax assets, as recovery is more likely than not based on an insufficient history of earnings.

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

The Company reflects tax benefits only if it is more likely than not that we will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  The Company has recorded $121,000 of liabilities related to uncertain tax positions relative to one of its foreign operations as of October 31, 2017 and April 30, 2017.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at October 31, 2017 and April 30, 2017, and has not recognized interest and/or penalties in the statement of operations for either period. We do not anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.

The income tax provision for the six months ended October 31, 2017 and 2016 was $15,000 and $9,000, respectively.

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

	October 31, 2017	April 30, 2017
	(unaudited)
Furniture and fixtures	$73	$74
Computer equipment and software	956	872
Laboratory equipment	2,232	918
Assets in progress	19	472
Leasehold improvements	—	2

Total property and equipment	3,280	2,338
Less: Accumulated depreciation	(1,254)	(1,122)

Property and equipment, net	$2,026	$1,216

Depreciation and amortization expense, excluding expense recorded under capital lease, was $97,000 and $34,000 for the three months ended October 31, 2017 and 2016, respectively, and $119,000 and $74,000 for the six months ended October 31, 2017 and 2016, respectively. As of October 31, 2017 and April 30, 2017, property, plant and equipment included assets held under capital lease of $124,000. Related depreciation expense was $7,000 and $6,000, respectively, for the three months ended October 31, 2017 and 2016, and $13,000 and $12,000 for the six months ended October 31, 2017 and 2016, respectively.

Capital Lease

In November 2014, the Company entered into a capital lease for laboratory equipment. The lease has costs of approximately $149,000 and matures on November 2019. The current monthly capital lease payment is approximately $3,000.

The following is a schedule by years of future minimum lease payments under this capital lease together with the present value of the net minimum lease payments as of October 31, 2017 (table in thousands):

For the Years Ended April 30,	Total
2018 (remaining)	$14
2019	28
2020	16

Total minimum payments	58
Less: amount representing interest	(3)
Present value of minimum payments	55
Less: current portion	(26)
$29

The present value of minimum future obligations shown above is calculated based on an interest rate of 5%. The short-term and long-term components of the capital lease obligation are included in accrued liabilities and other non-current liabilities, respectively at October 31, 2017 and April 30, 2017.

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

Stock-based compensation in the amount of $148,000 and $535,000 was recognized for the three months ended October 31, 2017 and 2016, respectively, and $711,000 and $1.7 million was recognized for the six months ended October 31, 2017 and 2016, respectively. Included in stock-based compensation expense for the the six months ended October 31, 2017 under general and administrative line item is an option modification charge of $56,529. Stock-based compensation expense was recognized as follows (table in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2017	2016	2017	2016
General and administrative	$96	$469	$519	$1,298
Sales and marketing	7	18	41	187
Research and development	42	45	122	130
TOS cost of sales	3	3	28	47
POS cost of sales	—	—	1	2
Total stock-based compensation expense	$148	$535	$711	$1,664

On October 31, 2017, there was $160,365 in unrecognized stock based compensation which will be recognized as expense over 2.5 years.

Stock Option Grants

Black-Scholes assumptions used to calculate the fair value of options granted during the three and six months ended October 31, 2017 and 2016 were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2017	2016	2017	2016
Expected term in years	6	6	6	2.6 - 6
Risk-free interest rates	1.98%	1.48%	1.98%	0.75% - 1.48%
Volatility	87.1%	87.32%	87.1%	73.2% - 95.6%
Dividend yield	—%	—%	—%	—%

The weighted average fair value of stock options granted during the three months ended October 31, 2017 and 2016 was $0.00 and $1.16, respectively, and $1.84 and $1.73 was recognized for the six months ended October 31, 2017 and 2016, respectively. The Company’s stock options activity for the six months ended October 31, 2017 was as follows:

	Non- Employees	Directors and Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2017	50,000	2,258,704	2,308,704	$2.86	6.1	$1,282,000
Granted	—	194,977	194,977	2.51	9.7
Exercised	—	—	—	—
Forfeited	—	(6,042)	(6,042)	7.58
Canceled	—	—	—	—
Expired	—	(2,709)	(2,709)	8.44

Outstanding, October 31, 2017	50,000	2,444,930	2,494,930	2.82	5.9	$2,512,000

Vested and expected to vest as of October 31, 2017	50,000	2,444,930	2,494,930	2.82	5.9	$2,512,000

Exercisable as of October 31, 2017	33,336	2,391,889	2,425,225	2.81	5.9	$2,484,000

Stock Purchase Warrants

As of October 31, 2017 and April 30, 2017, the Company had warrants outstanding for the purchase of 2,004,284 shares of its common stock, all of which were exercisable. Activity related to these warrants, which expire at various dates through March 2020, is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2017	2,004,284	$5.57	2.8	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—

Outstanding, October 31, 2017	2,004,284	$5.57	2.3	$—

Note 4. Related Party Transactions

Related party transactions include transactions between the Company and its shareholders, management, or affiliates.  The following transactions were in the normal course of operations and were measured and recorded at the exchange amount, which is the amount of consideration established and agreed to by the parties.

Consulting Services

During the six months ended October 31, 2017 and 2016, the Company paid a member of its Board of Directors $36,000 and $36,000, respectively, for consulting services unrelated to his duties as a board member. During the six months ended October 31, 2017 and 2016, the Company paid an affiliate of a board member $48,718 and $0, respectively, for consulting services unrelated to their duties as board members. As of October 31, 2017, no amounts were due to these related parties.

Note 5. Commitments and Contingencies

Operating Leases

The Company currently leases its office facilities. Rent expenses totaled $306,000 and $198,000 for the six months ended October 31, 2017 and 2016, respectively. The Company considers its facilities adequate for our current operational needs.

The Company leases the following facilities under non-cancelable operating lease agreements:

•
One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in November 2021. The Company recognized $45,000 and $43,000 of rental costs relative to this lease for the six months ended October 31, 2017 and 2016, respectively.

•
855 North Wolfe Street, Suite 619, Baltimore, Maryland 21205, which consists of laboratories and office space where the Company conducts operations related to its primary service offerings.  This lease expires December 2017.  The Company recognized $58,000 and $52,000 of rental costs relative to this lease for the six months ended October 31, 2017 and 2016, respectively.

•
450 East 29th Street, New York, New York, 10016, which is a laboratory facility. The Company recognized $52,000 and $103,000 of rental expense for the six months ended October 31, 2017 and 2016, respectively. The lease expired in May 2017 and was not renewed.

•
1330 Piccard Drive, Suite 025, Rockville, MD 20850, which consists of laboratory and office space where the Company will conduct operations related to its primary service offerings. The Company executed this lease on January 11, 2017. The operating commencement date was August 11, 2017. This lease expires in August 2028. The Company recognized $151,000 and nil of rental expense for the six months ended October 31, 2017 and 2016, respectively.

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

Three months ended October 31, 2017	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$378	$4,825	$—	$5,203
Direct cost of services	(259)	(2,392)	—	(2,651)
Sales and marketing costs	(85)	(459)	—	(544)
Other operating expenses	—	(1,073)	(857)	(1,930)
Stock- based compensation expense (1)	—	—	(148)	(148)

Segment profit (loss)	$34	$901	$(1,005)	$(70)

Three months ended October 31, 2016	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$497	$3,960	$—	$4,457
Direct cost of services	(374)	(1,826)	—	(2,200)
Sales and marketing costs	(128)	(571)	—	(699)
Other operating expenses	—	(964)	(552)	(1,516)
Stock- based compensation expense (1)	—	—	(535)	(535)

Segment profit (loss)	$(5)	$599	$(1,087)	$(493)

Six Months Ended October 31, 2017	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$818	$9,419	$—	$10,237
Direct cost of services	(645)	(4,620)	—	(5,265)
Sales and marketing costs	(171)	(1,023)	—	(1,194)
Other operating expenses	—	(2,111)	(1,645)	(3,756)
Stock- based compensation expense (1)	—	—	(711)	(711)

Segment profit (loss)	$2	$1,665	$(2,356)	$(689)

Six Months Ended October 31, 2016	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$1,007	$7,119	$—	$8,126
Direct cost of services	(845)	(3,832)	—	(4,677)
Sales and marketing costs	(269)	(1,187)	—	(1,456)
Other operating expenses	—	(2,090)	(1,256)	(3,346)
Stock- based compensation expense (1)	—	—	(1,664)	(1,664)

Segment profit (loss)	$(107)	$10	$(2,920)	$(3,017)

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

Note 7. Lines of Credit

On October 30, 2017, the Company entered into a line of credit agreement with a national bank which provides that the Company may borrow up to $1.5 million. Borrowings under the line bear interest payable monthly at the Wall Street Journal Prime Rate plus 1.5% to 2.0% and are secured by all assets of the Company. The balances payable under this arrangement are due on demand. As of October 31, 2017, there were no outstanding borrowings. The revolving line maturity date is October 29, 2018.

Note 8. Recent Accounting Pronouncements

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

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The amendments in this update state that in connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued, when applicable). The amendments in this update are effective for the annual reporting period beginning after December 15, 2016 and for annual periods and interim periods thereafter. Early application is permitted. The adoption of this update did not have a material impact on our consolidated financial statements.

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

In April 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”. The new standard simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted for financial statements that have not already been issued. The adoption of this update did not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”. The new standard attempts to reduce diversity in practice in how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 provides guidance on eight specific cash flow issues. The new guidance will be effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted including adoption in an interim period. We do not intend to early adopt and we are currently assessing the impact of adoption of this update will have on our consolidated financial statements.

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

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and strategic initiatives. In the past, we have met these cash requirements through our sales of products and services, working capital management, and proceeds from certain private and public offerings of our securities. For the six months ended October 31, 2017, we had a net loss of $768,000 and net operating cash outflows of $1.7 million. In addition, as of October 31, 2017, we had negative working capital of $2.3 million and cash and cash equivalents on hand of $660,000. The reduction of cash from year-end was mainly due to the $910,000 investment in equipment for our new lab facility along with the timing of accounts receivable collections and expense payments in the normal course of business. Additionally, we incurred approximately $100,000 of non-capitalized, non-recurring costs related to the new lab set-up. Finally, we closed on a line of credit ("LOC") agreement which provides that the Company may borrow up to $1.5 million. The Company does not plan to utilize the LOC as we believe that our cash and cash equivalents on hand at October 31, 2017 and future revenue are adequate to fund our operations through at least December 2018.

However, in order for us to continue our operations beyond December 2018, we need to continue to increase revenues while managing increases in expense levels. If we are unable to maintain our operating levels, we may need to obtain capital from external sources. If we could not obtain additional financing, we may be required to reduce the scope of, or delay or eliminate, some of our research and development and other activities, which could harm our financial condition and operating results. Financing may not be available on acceptable terms or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that could restrict our ability to operate our business.

Operating Results

The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Three Months Ended October 31,
	2017	% of Revenue	2016	% of Revenue	% Change
Operating revenue:
Personalized oncology solutions	$378	7.3%	$497	11.2%	(23.9)%
Translational oncology solutions	4,825	92.7	3,960	88.8	21.8%

Total operating revenue	5,203	100.0	4,457	100.0	16.7

Costs and operating expenses:
Cost of personalized oncology solutions	259	5.0	374	8.4	(30.7)
Cost of translational oncology solutions	2,394	46.0	1,829	41.0	30.9
Research and development	1,115	21.4	1,008	22.6	10.6
Sales and marketing	551	10.6	717	16.1	(23.2)
General and administrative	954	18.3	1,022	22.9	(6.7)

Total costs and operating expenses	5,273	101.3	4,950	111.0	6.5
Loss from operations	$(70)	(1.3)%	$(493)	(11.0)%	(85.8)%

	For the Six Months Ended October 31,
	2017	% of Revenue	2016	% of Revenue	% Change
Operating revenue:
Personalized oncology solutions	$818	8.0%	$1,007	12.4%	(18.8)%
Translational oncology solutions	9,419	92.0	7,119	87.6	32.3

Total operating revenue	10,237	100.0	8,126	100.0	26.0

Costs and operating expenses:
Cost of personalized oncology solutions	646	6.3	847	10.4	(23.7)
Cost of translational oncology solutions	4,648	45.4	3,879	47.7	19.8
Research and development	2,233	21.8	2,219	27.3	0.6
Sales and marketing	1,235	12.1	1,643	20.2	(24.8)
General and administrative	2,164	21.1	2,555	31.4	(15.3)

Total costs and operating expenses	10,926	106.7	11,143	137.0	(1.9)
Loss from operations	$(689)	(6.7)%	$(3,017)	(37.0)%	(77.2)%

Operating Revenues

Operating revenues were $5.2 million and $4.5 million for the three months ended October 31, 2017 and 2016, respectively, an increase of $700,000 or 16.7%. Operating revenues were $10.2 million and $8.1 million for the six months ended October 31, 2017 and 2016, respectively, an increase of $2.1 million or 26.0%

POS revenues were $378,000 and $497,000 for the three months ended October 31, 2017 and 2016, respectively, a decrease of $119,000, or (23.9%). The decrease is due mainly to a decrease in implant and drug study revenue. POS revenues were $818,000 and $1 million for the six months ended October 31, 2017 and 2016, respectively, a decrease of $182,000 or (18.8%).

TOS revenues were $4.8 million and $4.0 million for the three months ended October 31, 2017 and 2016, respectively, an increase of $800,000, or 21.8%. TOS revenues were $9.4 million and $7.1 million for the six months ended October 31, 2017 and 2016, respectively, an increase of $2.3 million, or 32.3%.

Cost of Personalized Oncology Solutions

Cost of POS for the three months ended October 31, 2017 and 2016 were $259,000 and $374,000, respectively, a decrease of $115,000, or (30.7%). Cost of POS for the six months ended October 31, 2017 and 2016 were $646,000 and $847,000, respectively, a decrease of $201,000 or (23.7%). For the three months ended October 31, 2017 and 2016, gross margins for POS were 31.5% and 24.8%, respectively. The improvement is attributed to the increase in higher margin sequencing revenue. For the six months ended October 31, 2017 and 2016, gross margins for POS were 21.0% and 15.9%, respectively.

Cost of Translational Oncology Solutions

Cost of TOS for the three months ended October 31, 2017 and 2016 were $2.4 million and $1.8 million, respectively, an increase of $600,000, or 30.9%. Cost of TOS for the six months ended October 31, 2017 and 2016 was $4.6 million and $3.9 million, respectively, an increase of $700,000, or 19.8%. For the three months ended October 31, 2017 and 2016, gross margins for TOS were 50.4% and 53.8%, respectively. The increase in TOS cost of sales was due to an increase in the number and size of TOS studies. The gross margin often fluctuates quarter to quarter, resulting from timing differences between revenue and expense recognition. For the six months ended October 31, 2017 and 2016, gross margins for TOS were 50.7% and 45.5%, respectively.

Research and Development

Research and development expenses for the three months ended October 31, 2017 and 2016 were $1.1 million and $1.0 million, respectively, an increase of $100,000, or 10.6%. Research and development expenses for both the six months ended October 31, 2017 and 2016 was $2.2 million.

Sales and Marketing

Sales and marketing expenses for the three months ended October 31, 2017 and 2016 were $551,000 and $717,000, respectively, a decrease of $166,000, or (23.2%). The decrease is mainly due to a reduction of marketing resources for the POS division. Sales and marketing expenses for the six months ended October 31, 2017 and 2016 was $1.2 million and $1.6 million, respectively, a decrease of $400,000 or (24.8%).

General and Administrative

General and administrative expenses for both the three months ended October 31, 2017 and 2016 were $1 million. General and administrative expenses for the six months ended October 31, 2017 and 2016 were $2.2 million and $2.6 million, respectively, a decrease of $400,000 or (15.3%).

Inflation

Inflation does not have a meaningful impact on the results of our operations.

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash used in operating activities was $1.7 million and $2.6 million for the six months ended October 31, 2017 and 2016, respectively. The reduction in cash burn is the result of revenue growth and aggressive expense management.

Cash Flows from Investing Activities

Net cash used in investing activities was $942,000 and $30,000 for the six months ended October 31, 2017 and 2016, respectively.  These current cash outflows were primarily due to the purchase of property and equipment relating to the Company's new lab facility in Rockville, Maryland.

Cash Flows from Financing Activities

Net cash (used in)/provided by financing activities was ($13,000) and $4.3 million for the six months ended October 31, 2017 and 2016, respectively. The net cash used in financing activities relates to our capital lease.

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

Recent Accounting Pronouncements

For detailed information regarding recently issued accounting pronouncements and the expected impact on our condensed consolidated financial statements, see Note 8, "Recent Accounting Pronouncements" in the accompanying Notes to Condensed Consolidated Financial Statements included in Item 1 of this Report on Form 10-Q.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 31, 2017 at the reasonable assurance level in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We may not be able to meet our cash requirements beyond December 2018 without reducing the scope of our activities or obtaining additional capital from external sources, and if we are unable to do so, we may not be able to continue as a going concern.

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and strategic initiatives. In the past, we have met these cash requirements through our sales of products and services, working capital management, and proceeds from certain private and public offerings of our securities. For the six months ended October 31, 2017, we had a net loss of $768,000 and net operating cash outflows of $1.7 million. In addition, as of October 31, 2017, we had negative working capital of $2.3 million and cash and cash equivalents on hand of $660,000. The reduction of cash from year-end was mainly due to the $910,000 investment in equipment for our new lab facility along with the timing of accounts receivable collections and expense payments in the normal course of business. Additionally, we incurred approximately $100,000 of non-capitalized, non-recurring costs related to the new lab set-up. Finally, we closed on a line of credit ("LOC") agreement which provides that the Company may borrow up to $1.5 million. The Company does not plan to utilize the LOC as we believe that our cash and cash equivalents on hand at October 31, 2017 and future revenue are adequate to fund our operations through at least December 2018.

However, in order for us to continue our operations beyond December 2018, we need to continue to increase revenues while managing increases in expense levels. If we are unable to maintain our operating levels, we may need to obtain capital from external sources. If we could not obtain additional financing, we may be required to reduce the scope of, or delay or eliminate, some of our research and development and other activities, which could harm our financial condition and operating results. Financing may not be available on acceptable terms or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that could restrict our ability to operate our business.

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

CHAMPIONS ONCOLOGY, INC.
(Registrant)

Date: December 15, 2017	By:	/s/ Ronnie Morris
Ronnie Morris
Chief Executive Officer
(principal executive officer)

Date: December 15, 2017	By:	/s/ David Miller
David Miller
Chief Financial Officer
(principal financial and accounting officer)