Form 10-Q
period 2018-01-31
CHAMPIONS ONCOLOGY, INC.
filed 2018-03-19
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
 The number of Common Shares of the Registrant outstanding as of March 16, 2018 was 11,000,847.

DOCUMENTS INCORPORATED BY REFERENCE - None

INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHAMPIONS ONCOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except for shares)

	January 31, 2018	April 30, 2017
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,062	$3,295
Accounts receivable, net	2,942	2,274
Prepaid expenses and other current assets	185	300

Total current assets	4,189	5,869

Restricted cash	150	150
Property and equipment, net	1,980	1,216
Other Long Term Assets	107	107
Goodwill	669	669

Total assets	$7,095	$8,011

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,961	$1,852
Accrued liabilities	365	685
Deferred revenue	3,851	4,910

Total current liabilities	6,177	7,447

Other non-current liabilities	446	164

Total liabilities	6,623	7,611

Stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 11,277,675 and 11,251,844 shares issued and 11,000,847 and 10,982,159 shares outstanding as of January 31, 2018 and April 30, 2017, respectively	11	11
Treasury stock, at cost, 269,685 common shares as of January 31, 2018 and April 30, 2017	(1,252)	(1,252)
Additional paid-in capital	71,906	70,991
Accumulated deficit	(70,193)	(69,350)

Total stockholders’ equity	472	400

Total liabilities and stockholders’ equity	$7,095	$8,011

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2018	2017	2018	2017
Operating revenue:
Personalized oncology solutions	$259	$347	$1,077	$1,354
Translational oncology solutions	4,823	3,218	14,242	10,337

Total operating revenue	5,082	3,565	15,319	11,691

Costs and operating expenses:
Cost of personalized oncology solutions	220	320	871	1,167
Cost of translational oncology solutions	2,253	2,086	6,866	5,965
Research and development	1,045	998	3,308	3,217
Sales and marketing	627	726	1,862	2,369
General and administrative	1,004	836	3,167	3,393

Total costs and operating expenses	5,149	4,966	16,074	16,111

Loss from operations	(67)	(1,401)	(755)	(4,420)

Other (expense):
Other (expense)	(7)	(8)	(71)	(33)

Total other (expense)	(7)	(8)	(71)	(33)

Loss before provision for income taxes	(74)	(1,409)	(826)	(4,453)
Provision for income taxes	2	—	18	7

Net loss	$(76)	$(1,409)	$(844)	$(4,460)

Net loss per common share outstanding
basic and diluted	$(0.01)	$(0.13)	$(0.08)	$(0.44)

Weighted average common shares outstanding
basic and diluted	10,994,434	10,967,738	10,987,797	10,130,460

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Nine Months Ended January 31,
	2018	2017
Operating activities:
Net loss	$(844)	$(4,460)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	848	1,901
Depreciation expense	253	127
Issuance of common stock for services	15	20
Changes in operating assets and liabilities:
Accounts receivable	(669)	(714)
Prepaid expenses and other current assets	115	(98)
Accounts payable	124	(572)
Accrued liabilities	(320)	55
Other non-current liability	302	20
Deferred revenue	(1,059)	483

Net cash used in operating activities	(1,235)	(3,238)

Investing activities:
Purchase of property and equipment	(1,017)	(181)

Net cash used in investing activities	(1,017)	(181)

Financing activities:
Proceeds from June 2016 Public Offering, net of financing costs of $742	—	4,340
Proceeds from exercise of options	38	—
Capital lease payments	(19)	(18)

Net cash provided by financing activities	19	4,322

(Decrease)/Increase in cash and cash equivalents.	(2,233)	903
Cash and cash equivalents, beginning of period	3,295	2,585

Cash and cash equivalents, end of period	$1,062	$3,488

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

The Company has two operating subsidiaries: Champions Oncology (Israel), Limited and Champions Biotechnology U.K., Limited. For the three and nine months ended January 31, 2018 and 2017, there were no revenues earned by these subsidiaries.

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

Liquidity

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and strategic initiatives. In the past, we have met these cash requirements through our sales of products and services, working capital management, and proceeds from certain private and public offerings of our securities. For the nine months ended January 31, 2018, we had a net loss of $844,000 and net operating cash outflows of $1.2 million. In addition, as of January 31, 2018, we had negative working capital of $2.0 million and cash and cash equivalents on hand of $1.1 million. The reduction of cash from year-end was mainly due to the $910,000 investment in equipment for our new lab facility along with the realization of deferred revenue, timing of accounts receivable collections and expense payments in the normal course of business. Additionally, we incurred approximately $100,000 of non-capitalized, non-recurring costs related to the new lab set-up. Finally, we closed on a line of credit ("LOC") agreement which provides that the Company may borrow up to $1.5 million. The Company does not plan to utilize the LOC as we believe that our cash and cash equivalents on hand at January 31, 2018 and future revenues are adequate to fund our operations through at least March 2019.

However, in order for us to continue our operations beyond March 2019, we need to continue to increase revenues while managing increases in expense levels. If we are unable to maintain our operating levels, we may need to obtain capital from external sources. If we could not obtain additional financing, we may be required to reduce the scope of, or delay or eliminate, some of our research and development and other activities, which could harm our financial condition and operating results. Financing may not be available on acceptable terms or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that could restrict our ability to operate our business.

Earnings Per Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock plus dilutive potential common stock considered outstanding during the period. Such dilutive shares consist of incremental shares that would be issued upon exercise of the Company’s common stock purchase warrants and stock options. For the three and nine months ended January 31, 2018 and 2017, basic and dilutive loss per share were the same, as the potentially dilutive securities did not have a dilutive effect.

	Three Months Ended January 31,		Nine Months Ended January 31,
	2018	2017	2018	2017
Basic and diluted net loss per share computation:
Net loss attributable to common stockholders	$(75,359)	$(1,408,904)	$(843,094)	$(4,459,773)
Weighted Average common shares – basic	10,994,434	10,967,738	10,987,797	10,130,460
Basic and diluted net loss per share	$(0.01)	$(0.13)	$(0.08)	$(0.44)

The following table reflects the total potential share-based instruments outstanding at January 31, 2018 and 2017 that could have an effect on the future computation of dilution per common share:

	January 31,
	2018	2017
Stock options	2,518,845	2,308,704
Warrants	2,004,284	2,109,840

Total common stock equivalents	4,523,129	4,418,544

Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements.  In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established.  The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change. As of January 31, 2018 and April 30, 2017, the Company provided a valuation allowance for all net deferred tax assets, as recovery is more likely than not based on an insufficient history of earnings.

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

The Company reflects tax benefits only if it is more likely than not that we will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  The Company has recorded $121,000 of liabilities related to uncertain tax positions relative to one of its foreign operations as of January 31, 2018 and April 30, 2017.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at January 31, 2018 and April 30, 2017, and has not recognized interest and/or penalties in the statement of operations for either period. We do not anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.

The income tax provision for the nine months ended January 31, 2018 and 2017 was $18,000 and $7,000, respectively.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Act”) was signed into law. Among other provisions, the Act reduced the federal statutory corporate income tax rate from 35% to 21%, limited the deduction of net operating losses generated in tax years beginning after December 31, 2017 to 80% of taxable income, provided for indefinite carryforward of net operating losses generated in tax years after 2018 and elimination of net operating loss carrybacks, changes the treatment of offshore earnings regardless of whether they are repatriated and provides for the current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations. We measure our deferred tax assets and liabilities using the enacted tax rates that we believe will apply in the years in which the temporary differences are expected to be recovered or paid.  As of January 31, 2018, we have made a reasonable estimate of the effects of the Tax Act on our existing deferred taxes and related disclosures by reducing our net federal and state deferred tax assets by $7 million for the reduction in corporate tax rate. This adjustment to our deferred tax assets is offset against the valuation allowance.

Additionally, the SEC staff has issued SAB 118, which allows the Company to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. Because the Company is still in the process of analyzing certain provisions of the Tax Act, the Company has determined that the adjustment to its deferred taxes was a provisional amount as permitted under SAB 118.

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

	January 31, 2018	April 30, 2017
	(unaudited)
Furniture and fixtures	$73	$74
Computer equipment and software	961	872
Laboratory equipment	2,255	918
Assets in progress	50	472
Leasehold improvements	—	2

Total property and equipment	3,339	2,338
Less: Accumulated depreciation	(1,359)	(1,122)

Property and equipment, net	$1,980	$1,216

Depreciation and amortization expense, excluding expense recorded under capital lease, was $98,000 and $34,000 for the three months ended January 31, 2018 and 2017, respectively, and $233,000 and $108,000 for the nine months ended January 31, 2018 and 2017, respectively. As of January 31, 2018 and April 30, 2017, property, plant and equipment included assets held under capital lease of $130,000 and $124,000, respectively. Related depreciation expense was $7,000 and $6,000, respectively, for the three months ended January 31, 2018 and 2017, and $20,000 and $19,000 for the nine months ended January 31, 2018 and 2017, respectively.

Capital Lease

In November 2014, the Company entered into a capital lease for laboratory equipment. The lease has costs of approximately $149,000 and matures on November 2019. The current monthly capital lease payment is approximately $3,000.

The following is a schedule by years of future minimum lease payments under this capital lease together with the present value of the net minimum lease payments as of January 31, 2018 (table in thousands):

For the Years Ended April 30,	Total
2018 (remaining)	$8
2019	28
2020	16

Total minimum payments	52
Less: amount representing interest	(3)
Present value of minimum payments	49
Less: current portion	(26)
$23

The present value of minimum future obligations shown above is calculated based on an interest rate of 5%. The short-term and long-term components of the capital lease obligation are included in accrued liabilities and other non-current liabilities, respectively at January 31, 2018 and April 30, 2017.

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

Stock-based compensation in the amount of $152,000 and $237,000 was recognized for the three months ended January 31, 2018 and 2017, respectively, and $863,000 and $1.9 million was recognized for the nine months ended January 31, 2018 and 2017, respectively. Included in stock-based compensation expense for the the nine months ended January 31, 2018 under general and administrative line item is an option modification charge of $56,529 and $15,000 related to the issuance of common stock as compensation for services performed. Stock-based compensation expense was recognized as follows (table in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2018	2017	2018	2017
General and administrative	$110	$184	$629	$1,482
Sales and marketing	7	7	47	194
Research and development	33	44	156	174
TOS cost of sales	2	2	30	49
POS cost of sales	—	—	1	2
Total stock-based compensation expense	$152	$237	$863	$1,901

On January 31, 2018, there was $203,420 in unrecognized stock based compensation which will be recognized as expense over 4.3 years.

Stock Option Grants

Black-Scholes assumptions used to calculate the fair value of options granted during the three and nine months ended January 31, 2018 and 2017 were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2018	2017	2018	2017
Expected term in years	3	3	3 - 6	3 - 6
Risk-free interest rates	1.98%	0.59% - 1.90%	1.77% - 1.98%	0.59% - 1.90%
Volatility	85.59%	72.12% - 87.96%	85.59% - 87.66%	72.12% - 87.96%
Dividend yield	—%	—%	—%	—%

The weighted average fair value of stock options granted during the three months ended January 31, 2018 and 2017 was $2.32 and $1.35, respectively, and $1.95 and $1.71 was recognized for the nine months ended January 31, 2018 and 2017, respectively. The Company’s stock options activity for the nine months ended January 31, 2018 was as follows:

	Non- Employees	Directors and Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2017	50,000	2,258,704	2,308,704	$2.86	6.1	$1,282,000
Granted	—	267,310	267,310	2.68
Exercised	—	(12,500)	(12,500)	3.00
Forfeited	—	(6,042)	(6,042)	7.58
Canceled	—	—	—	—
Expired	—	(38,627)	(38,627)	5.21

Outstanding, January 31, 2018	50,000	2,468,845	2,518,845	2.80	5.8	$3,921,000

Vested and expected to vest as of January 31, 2018	50,000	2,468,845	2,518,845	2.80	5.8	$3,921,000

Exercisable as of January 31, 2018	25,836	2,389,471	2,415,307	2.77	5.7	$3,847,000

Stock Purchase Warrants

As of January 31, 2018 and April 30, 2017, the Company had warrants outstanding for the purchase of 2,004,284 shares of its common stock, all of which were exercisable. Activity related to these warrants, which expire at various dates through March 2020, is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2017	2,004,284	$5.57	2.8	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—

Outstanding, January 31, 2018	2,004,284	$5.57	2.3	$—

Note 4. Related Party Transactions

Related party transactions include transactions between the Company and its shareholders, management, or affiliates.  The following transactions were in the normal course of operations and were measured and recorded at the exchange amount, which is the amount of consideration established and agreed to by the parties.

Consulting Services

During the nine months ended January 31, 2018 and 2017, the Company paid a member of its Board of Directors $54,000 and $54,000, respectively, for consulting services unrelated to his duties as a board member. During the nine months ended January 31, 2018 and 2017, the Company paid an affiliate of a board member $73,000 and $22,000, respectively, for consulting services unrelated to their duties as board members. As of January 31, 2018, no amounts were due to these related parties.

Note 5. Commitments and Contingencies

Operating Leases

The Company currently leases its office facilities. Rent expenses totaled $480,000 and $297,000 for the nine months ended January 31, 2018 and 2017, respectively. The Company considers its facilities adequate for our current operational needs.

The Company leases the following facilities under non-cancelable operating lease agreements:

•
One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in November 2021. The Company recognized $67,000 and $64,000 of rental costs relative to this lease for the nine months ended January 31, 2018 and 2017, respectively.

•
855 North Wolfe Street, Suite 619, Baltimore, Maryland 21205, which consists of laboratories and office space where the Company conducted operations related to its primary service offerings.  This lease was terminated in October 2017. The Company transitioned its activities from this location to the new location in Rockville, MD. The Company recognized $59,000 and $78,000 of rental costs relative to this lease for the nine months ended January 31, 2018 and 2017, respectively.

•
450 East 29th Street, New York, New York, 10016, which is a laboratory facility. The Company recognized $52,000 and $155,000 of rental expense for the nine months ended January 31, 2018 and 2017, respectively. The lease expired in May 2017 and was not renewed.

•
1330 Piccard Drive, Suite 025, Rockville, MD 20850, which consists of laboratory and office space where the Company conducts operations related to its primary service offerings. The Company executed this lease on January 11, 2017. The operating commencement date was August 11, 2017. This lease expires in August 2028. The Company recognized $302,000 and nil of rental expense for the nine months ended January 31, 2018 and 2017, respectively.

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

Three Months Ended January 31, 2018	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$259	$4,823	$—	$5,082
Direct cost of services	(220)	(2,251)	—	(2,471)
Sales and marketing costs	(94)	(526)	—	(620)
Other operating expenses	—	(1,013)	(893)	(1,906)
Stock- based compensation expense (1)	—	—	(152)	(152)

Segment profit (loss)	$(55)	$1,033	$(1,045)	$(67)

Three Months Ended January 31, 2017	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$347	$3,218	$—	$3,565
Direct cost of services	(320)	(2,084)	—	(2,404)
Sales and marketing costs	(128)	(591)	—	(719)
Other operating expenses	—	(953)	(653)	(1,606)
Stock- based compensation expense (1)	—	—	(237)	(237)

Segment profit (loss)	$(101)	$(410)	$(890)	$(1,401)

Nine Months Ended January 31, 2018	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$1,077	$14,242	$—	$15,319
Direct cost of services	(870)	(6,836)	—	(7,706)
Sales and marketing costs	(265)	(1,550)	—	(1,815)
Other operating expenses	—	(3,152)	(2,538)	(5,690)
Stock- based compensation expense (1)	—	—	(863)	(863)

Segment profit (loss)	$(58)	$2,704	$(3,401)	$(755)

Nine Months Ended January 31, 2017	Personalized Oncology Solutions (POS)	Translational Oncology Solutions (TOS)	Unallocated Corporate Overhead	Consolidated
Net revenue	$1,354	$10,337	$—	$11,691
Direct cost of services	(1,165)	(5,916)	—	(7,081)
Sales and marketing costs	(397)	(1,778)	—	(2,175)
Other operating expenses	—	(3,043)	(1,911)	(4,954)
Stock- based compensation expense (1)	—	—	(1,901)	(1,901)

Segment profit (loss)	$(208)	$(400)	$(3,812)	$(4,420)

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

Note 7. Lines of Credit

On October 30, 2017, the Company entered into a line of credit agreement with a national bank which provides that the Company may borrow up to $1.5 million. Borrowings under the line bear interest payable monthly at the Wall Street Journal Prime Rate plus 1.5% to 2.0% and are secured by all assets of the Company. The balances payable under this arrangement are due on demand. As of January 31, 2018, there were no outstanding borrowings. The revolving line maturity date is October 29, 2018.

Note 8. Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which supersedes nearly all existing revenue recognition guidance under GAAP. The core principle of ASU 2014-09 is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. In addition, this guidance requires new or expanded disclosures related to the judgments made by companies when following this framework and additional quantitative disclosures regarding contract balances and remaining performance obligations. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date. Early adoption of ASU 2014-09 is permitted but not before the original effective date (annual periods beginning after December 15, 2016). When effective, ASU 2014-09 prescribes either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients; or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). The Company will adopt this guidance on May 1, 2018.

The Company is currently evaluating the overall impact that ASU 2014-09 will have on the Company’s consolidated financial statements, as well as the expected timing and method of adoption. The Company has established an implementation team, including external advisers, and has commenced the review of the Company’s revenue portfolio and related contracts across its various business units and geographies. Discussions regarding changes to the Company’s current accounting policies and practices remain ongoing and preliminary conclusions are subject to change.

Upon adoption, the Company will recognize revenue from contracts with customers as each performance obligation is satisfied, either at a point in time or over a period of time, based on when control transfers to customers.

The Company plans to adopt the new revenue recognition standard under the modified retrospective transition method by recognizing the cumulative effect of applying the standard as an adjustment to the Company’s Balance Sheet. Until the Company completes testing of the new revenue recognition standard, the Company does not anticipate being able to provide the impact of the new standard on the Balance Sheets or Statements of Operations however from the initial review and assessment of a sample of contracts with customers the Company does not anticipate the new accounting pronouncement to have a material impact on the Company’s financial statements, except enhanced disclosure regarding revenue recognition, including disclosures of revenue streams, performance obligations, variable consideration and the related judgments and estimates necessary to apply the new standard.

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

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and strategic initiatives. In the past, we have met these cash requirements through our sales of products and services, working capital management, and proceeds from certain private and public offerings of our securities. For the nine months ended January 31, 2018, we had a net loss of $844,000 and net operating cash outflows of $1.2 million. In addition, as of January 31, 2018, we had negative working capital of $2.0 million and cash and cash equivalents on hand of $1.1 million. The reduction of cash from year-end was mainly due to the $910,000 investment in equipment for our new lab facility along with the realization of deferred revenue, timing of accounts receivable collections and expense payments in the normal course of business. Additionally, we incurred approximately $100,000 of non-capitalized, non-recurring costs related to the new lab set-up. Finally, we closed on a line of credit ("LOC") agreement which provides that the Company may borrow up to $1.5 million. The Company does not plan to utilize the LOC as we believe that our cash and cash equivalents on hand at January 31, 2018 and future revenue are adequate to fund our operations through at least December 2018.

However, in order for us to continue our operations beyond March 2019, we need to continue to increase revenues while managing increases in expense levels. If we are unable to maintain our operating levels, we may need to obtain capital from external sources. If we could not obtain additional financing, we may be required to reduce the scope of, or delay or eliminate, some of our research and development and other activities, which could harm our financial condition and operating results. Financing may not be available on acceptable terms or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that could restrict our ability to operate our business.

Operating Results

The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Three Months Ended January 31,
	2018	% of Revenue	2017	% of Revenue	% Change
Operating revenue:
Personalized oncology solutions	$259	5.1%	$347	9.7%	(25.4)%
Translational oncology solutions	4,823	94.9	3,218	90.3	49.9%

Total operating revenue	5,082	100.0	3,565	100.0	42.6

Costs and operating expenses:
Cost of personalized oncology solutions	220	4.3	320	9.0	(31.3)
Cost of translational oncology solutions	2,253	44.3	2,086	58.5	8.0
Research and development	1,045	20.6	998	28.0	4.7
Sales and marketing	627	12.3	726	20.4	(13.6)
General and administrative	1,004	19.8	836	23.5	20.1

Total costs and operating expenses	5,149	101.3	4,966	139.4	3.7
Loss from operations	$(67)	(1.3)%	$(1,401)	(39.4)%	(95.2)%

	For the Nine Months Ended January 31,
	2018	% of Revenue	2017	% of Revenue	% Change
Operating revenue:
Personalized oncology solutions	$1,077	7.0%	$1,354	11.6%	(20.5)%
Translational oncology solutions	14,242	93.0	10,337	88.4	37.8

Total operating revenue	15,319	100.0	11,691	100.0	31.0

Costs and operating expenses:
Cost of personalized oncology solutions	871	5.7	1,167	10.0	(25.4)
Cost of translational oncology solutions	6,866	44.8	5,965	51.0	15.1
Research and development	3,308	21.6	3,217	27.5	2.8
Sales and marketing	1,862	12.2	2,369	20.3	(21.4)
General and administrative	3,167	20.7	3,393	29.0	(6.7)

Total costs and operating expenses	16,074	104.9	16,111	137.8	(0.2)
Loss from operations	$(755)	(4.9)%	$(4,420)	(37.8)%	(82.9)%

Operating Revenues

Operating revenues were $5.1 million and $3.6 million for the three months ended January 31, 2018 and 2017, respectively, an increase of $1.5 million or 42.6%. Operating revenues were $15.3 million and $11.7 million for the nine months ended January 31, 2018 and 2017, respectively, an increase of $3.6 million or 31%.

POS revenues were $259,000 and $347,000 for the three months ended January 31, 2018 and 2017, respectively, a decrease of $88,000, or (25.4%). The decrease is due mainly to a decrease in implant and drug study revenue. POS revenues were $1 million and $1.4 million for the nine months ended January 31, 2018 and 2017, respectively, a decrease of $400,000 or (20.5%).

TOS revenues were $4.8 million and $3.2 million for the three months ended January 31, 2018 and 2017, respectively, an increase of $1.6 million, or 49.9%. TOS revenues were $14.2 million and $10.3 million for the nine months ended January 31, 2018 and 2017, respectively, an increase of $3.9 million, or 37.8%.

Cost of Personalized Oncology Solutions

Cost of POS for the three months ended January 31, 2018 and 2017 were $220,000 and $320,000, respectively, a decrease of $100,000, or (31.3%). Cost of POS for the nine months ended January 31, 2018 and 2017 were $900,000 and $1.2 million, respectively, a decrease of $300,000 or (25.4%). For the three months ended January 31, 2018 and 2017, gross margins for POS were 15.1% and 7.8%, respectively. The improvement is attributed to the increase in higher margin sequencing revenue. For the nine months ended January 31, 2018 and 2017, gross margins for POS were 19.1% and 13.8%, respectively.

Cost of Translational Oncology Solutions

Cost of TOS for the three months ended January 31, 2018 and 2017 were $2.3 million and $2.1 million, respectively, an increase of $200,000, or 8%. Cost of TOS for the nine months ended January 31, 2018 and 2017 was $6.9 million and $6 million, respectively, an increase of $900,000, or 15.1%. For the three months ended January 31, 2018 and 2017, gross margins for TOS were 53.3% and 35.2%, respectively. The increase in TOS cost of sales was due to an increase in the number and size of TOS studies. The gross margin often fluctuates quarter to quarter, resulting from timing differences between revenue and expense recognition. For the nine months ended January 31, 2018 and 2017, gross margins for TOS were 51.8% and 42.3%, respectively.

Research and Development

Research and development expenses for the three months ended January 31, 2018 and 2017 were $1.0 million. Research and development expenses for the nine months ended January 31, 2018 and 2017 were $3.3 million and $3.2 million, respectively, an increase of $100,000, or 2.8%.

Sales and Marketing

Sales and marketing expenses for the three months ended January 31, 2018 and 2017 were $627,000 and $726,000, respectively, a decrease of $99,000, or (13.6%). The decrease is mainly due to a reduction of marketing resources for the POS division. Sales and marketing expenses for the nine months ended January 31, 2018 and 2017 was $1.9 million and $2.4 million, respectively, a decrease of $500,000 or (21.4%).

General and Administrative

General and administrative expenses for the three months ended January 31, 2018 and 2017 were $1 million and $836,000, respectively, an increase of $164,000, or 20.1%. General and administrative expenses for the nine months ended January 31, 2018 and 2017 were $3.2 million and $3.4 million, respectively, a decrease of $200,000 or (6.7%).

Inflation

Inflation does not have a meaningful impact on the results of our operations.

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash used in operating activities was $1.2 million for the nine months ended January 31, 2018 compared to $3.2 million for the nine months ended January 31, 2017, respectively.

Cash Flows from Investing Activities

Net cash used in investing activities was $1 million and $181,000 for the nine months ended January 31, 2018 and 2017, respectively.  These current cash outflows were primarily due to the purchase of property and equipment relating to the Company's new lab facility in Rockville, Maryland.

Cash Flows from Financing Activities

Net cash provided by financing activities was $19,000 and $4.3 million for the nine months ended January 31, 2018 and 2017, respectively. The net cash used in financing activities relates to our capital lease and the exercise of stock options.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2018 at the reasonable assurance level in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We may not be able to meet our cash requirements beyond March 2019 without reducing the scope of our activities or obtaining additional capital from external sources, and if we are unable to do so, we may not be able to continue as a going concern.

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and strategic initiatives. In the past, we have met these cash requirements through our sales of products and services, working capital management, and proceeds from certain private and public offerings of our securities. For the nine months ended January 31, 2018, we had a net loss of $844,000 and net operating cash outflows of $1.2 million. In addition, as of January 31, 2018, we had negative working capital of $2.0 million and cash and cash equivalents on hand of $1.1million. The reduction of cash from year-end was mainly due to the $910,000 investment in equipment for our new lab facility along with the realization of deferred revenue, timing of accounts receivable collections and expense payments in the normal course of business. Additionally, we incurred approximately $100,000 of non-capitalized, non-recurring costs related to the new lab set-up. Finally, we closed on a line of credit ("LOC") agreement which provides that the Company may borrow up to $1.5 million. The Company does not plan to utilize the LOC as we believe that our cash and cash equivalents on hand at January 31, 2018 and future revenue are adequate to fund our operations through at least December 2018.

However, in order for us to continue our operations beyond March 2019, we need to continue to increase revenues while managing increases in expense levels. If we are unable to maintain our operating levels, we may need to obtain capital from external sources. If we could not obtain additional financing, we may be required to reduce the scope of, or delay or eliminate, some of our research and development and other activities, which could harm our financial condition and operating results. Financing may not be available on acceptable terms or at all, and our failure to raise capital when needed could negatively impact our growth plans and our financial condition and results of operations. Additional equity financing may be dilutive to the holders of our common stock and debt financing, if available, may involve significant cash payment obligations and covenants and/or financial ratios that could restrict our ability to operate our business.

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

CHAMPIONS ONCOLOGY, INC.
(Registrant)

Date: March 19, 2018	By:	/s/ Ronnie Morris
Ronnie Morris
Chief Executive Officer
(principal executive officer)

Date: March 19, 2018	By:	/s/ David Miller
David Miller
Chief Financial Officer
(principal financial and accounting officer)