Form 10-K
period 2018-04-30
CHAMPIONS ONCOLOGY, INC.
filed 2018-07-30
CIK 771856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2018
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

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 31, 2017 was $18.6 million based on the closing price of the Registrant’s Common Shares as quoted on the Nasdaq Capital Market as of that date.

The number of Common Shares of the Registrant outstanding as of July 13, 2018 was 11,025,609.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2018 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Form 10-K.

INDEX TO FORM 10-K
FOR THE YEAR ENDED APRIL 30, 2018

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

TumorGraft Technology Platform

Our clinical trial simulation platform consists of processes, physical tumors, and information that we use to personalize the development and use of oncology drugs.  Each tumor from individual patients that we have preserved for future implantation in mice, along with the patient data and molecular information associated with these tumors, are referred to as “TumorGrafts” or “Patient Derived XenoGrafts” or “PDX Models”. Our process technology involves the following:

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

TumorBank

The collection of TumorGrafts that we have built is referred to as our "TumorBank". We currently have approximately 1,500 PDX Models in our TumorBank that we believe reflect characteristics of patients who enroll in clinical trials (late stage, pretreated and metastic). We implant tumors in mice to provide pharmaceutical and biotechnology companies the opportunity to test oncology compounds on multiple tumors to test efficacy and simulate the results of human clinical trials.

Increasing breadth and depth of the TumorBank is an important strategic effort of the company. We invest significant research and development resources to increase the number of PDX Models in our TumorBank and add unique and different sub-types of cancer that we have not historically addressed. In addition, we are also developing an extensive database of information about the tumors in our TumorBank.  We expect that this database will include certain information about the patient (e.g. age, gender), the response of the tumors to different oncology drugs or drug combinations, mutational status of key oncogenes, and other genetic and epigenetic data about each tumor. We expect that such data could be valuable to companies seeking to develop new cancer drugs.

Based on our extensive knowledge of the industry, we believe that we are a leading provider of Patient Derived XenoGrafts and a pioneer in the use of PDX Models for use with efficacy studies, patients and clinical trial simulations. Our research and development efforts and customer sponsored platform development has contributed to the acceptance of the accuracy of PDX Models as a valuable tool in the development and use of oncology drugs.

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

We have performed studies for approximately 200 different pharmaceutical and biotechnology companies over the past seven years. We have a high rate of repeat business. Typical studies range in price from $50,000 to $250,000 with increasing number of studies in the $500,000 range. Revenue from this business has grown at a cumulative annual growth rate of 41% since the current management team joined the company in fiscal 2010.

Our sales and marketing efforts are dependent on a dedicated sales force that sells our services directly to pharmaceutical and biotechnology companies. We have a team of nine professionals dedicated to this sales and marketing effort. The team is focused on identifying and selling studies to new customers as well as increasing our revenue from existing customers. We spend significant resources in informing our current customers and reaching out to new contacts within companies that we currently serve. These efforts are aimed at moving our customers along the adoption curve for PDX-based clinical trial simulation and increasing the number of studies and the average study size of our existing customers. Our success in these efforts is demonstrated by the growing number of customers who have increased their annual spend on our services over the past three years.

For the year ended April 30, 2018, revenues from our TOS products totaled approximately $18.8 million, an increase of approximately 37.2% from the previous year.

Personalized Oncology Solutions Business

Our Personalized Oncology Solutions ("POS") business, which supports our TOS business, offers physicians and patients information to help guide the development of personalized treatment plans.  Our core products, TumorGraft implants and drug panels, utilize TumorGraft technology to empirically test the response of a patient’s tumor to multiple oncology drugs or drug combinations.  The response of the tumors in the mice is tracked over time and analyzed to determine which drug or drug combination is providing the highest level of tumor growth inhibition in the mice.  This process simulates the results of multiple, simultaneous clinical trials in which a patient might consider participating. By providing this product, we achieve an important goal of adding PDX Models to our TumorBank, and gain valuable data about the accuracy of PDX Models in predicting patient response and in building the operational capabilities to collect, implant and grow tumors from patients, physicians and hospitals around the United States and internationally. Our data, which is currently limited in nature, indicates that there may be a correlation between the response to drugs of a tumor in a mouse with the response to drugs of a tumor in a patient.

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

As previously disclosed, our POS business is not the focus of our growth moving forward. We continue to offer the POS products in support of our TOS business.

For the year ended April 30, 2018, revenues from our POS business totaled approximately $1.5 million, a decrease of approximately 15.4% from the previous year.

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

•
Increasing the scale of studies:  We have facilitated studies for over 200 pharmaceutical and biotechnology companies.  We believe there is significant opportunity to grow our revenue by increasing the size of the studies these customers run.  To accomplish this, we are developing new study designs that offer solutions to compounds that are in phase I and phase II clinical trials.  We believe that the increased budgets of these drugs, as compared to drugs in the pre-clinical stage, will enable us to sell larger studies.

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

Research and Development

For the years ended April 30, 2018 and 2017, we spent approximately $4.4 million and $4.3 million, respectively, to develop our TumorGraft Technology Platform. We continue to expand our TumorBank through the inclusion of tumor tissue and implanted models through research collaborations and relationships with hospitals and academic institutions. Our research and development efforts were focused on increasing our understanding of our TumorGraft models, their clinical predictability, improving growth and tumor take rates, and other biological and molecular characteristics of the models.

Government Regulation

The research, development, and marketing of our products, the performance of our POS testing services, and the operation of our facilities are generally subject to federal, state, local, or foreign legislation, including licensure of our laboratory located in Rockville, Maryland by the State of Maryland and compliance with federal, state, local or foreign legislation applicable to the use of live animals in scientific testing, research and education.

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

Employees

As of July 15, 2018, we had 92 full-time employees, including 25 with doctoral or other advanced degrees.  Of our workforce, 77 employees are engaged in research and development and laboratory operations, 9 employees are engaged in sales and marketing, and 6 employees are engaged in finance and administration.  None of our employees are represented by a labor union or covered by collective bargaining agreements.  We have never experienced a work stoppage and believe our relationship with our employees is good.

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

Risks Related to Our Business

We historically incurred losses from operating activities, may require significant capital and may never achieve sustained profitability.

For the years ended April 30, 2018 and 2017, the Company had a net loss of approximately $1.5 million and $6.9 million, respectively.  As of April 30, 2018, the Company has an accumulated deficit of approximately $70.8 million. As of April 30, 2018, we had negative working capital of $2.4 million and cash and cash equivalents of $856,000. We believe that our cash and cash equivalents on hand, together with continued improved cash flows from operations, are adequate to fund our operations through at least August 2019.

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

Currently, the Company derives revenue from TOS products and POS products, while pursuing efforts to further develop bioinformatics from its TumorBank and its TumorGraft Technology Platform.  In addition, we are building our sales and marketing operations to grow the sales of our TOS products.  Our POS products are not the focus of our growth moving forward.

To become sustainably profitable, we will need to generate revenues to offset our operating costs, including our research and development and general and administrative expenses. We may not achieve or, if achieved, sustain our revenue or profit objectives. Our losses may increase in the future, and, ultimately, we may have to cease operations.

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

We currently utilize one laboratory in Rockville, Maryland. We opened the lab during the first quarter of fiscal 2018 and transitioned our activities from the Baltimore lab to this new facility. If this facility was to be significantly damaged or destroyed, we could suffer a loss of our ongoing and future drug studies, as well as our TumorBank. In addition, we lease for the laboratory from a third party. If we had a dispute with our landlord or otherwise could not utilize this space, it would take time to find and move to a new facility, which could negatively affect our results of operations.

Any health crisis impacting our colony of laboratory mice could have a negative impact on our business.

Our TumorGraft operations depend on having a colony of live mice available. If this population experienced a health crisis, such as a virus or other pathogen, such crisis would affect the success of our existing TOS and POS business and future business, as we would have to rebuild the population and repeat current TumorGrafts.

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

We may issue additional shares of common stock, which will reduce shareholders’ percentage ownership and may dilute per share value. Our Certificate of Incorporation authorizes the issuance of 200,000,000 shares of common stock. As of July 13, 2018, we had 11,295,294 shares of common stock issued and 11,025,609 shares outstanding. The future issuance of all or part of the remaining authorized common stock would result in substantial dilution in the percentage of the common stock held by existing shareholders. The issuance of common stock for future services, acquisitions, or other corporate actions may have the effect of diluting the value of the shares held by existing shareholders, and might have an adverse effect on any market for our common stock.

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

We have historically supported our operations through the issuance of equity and may continue to do so in the future. Although we may not be successful in obtaining financing through equity sales on terms that are favorable to us, if at all, any such sales that do occur could result in substantial dilution to the interests of existing holders of our common stock.

Additionally, the sale of a substantial number of shares of our common stock or other equity securities to any new investors, or the anticipation of such sales, could cause the trading price of our common stock to fall.

The exercise of outstanding options and warrants may dilute current shareholders.

As of July 13, 2018, there were warrants and options outstanding to purchase an aggregate of 4,690,129 shares of our common stock, of which 2,442,099 were vested. The exercise of a substantial number of these outstanding warrants and options could adversely affect our share price and dilute current shareholders.

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

Collectively, our officers, our directors and six significant stockholders own or exercise voting and investment control of approximately 60% of our outstanding common stock as of July 13, 2018. As a result, investors may be prevented from affecting matters involving our company, including:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company leases its office facilities. Rent expenses totaled $657,000 and $398,000 for the years ended April 30, 2018 and 2017, respectively. The Company considers its facilities adequate for its current operational needs.

The Company leases the following facilities under non-cancelable operating lease agreements:

•
One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in November 2021. The Company recognized $90,000 and $86,000 of rental costs relative to this lease for fiscal 2018 and 2017, respectively.

•
855 North Wolfe Street, Suite 619, Baltimore, Maryland 21205, which consists of laboratories and office space where the Company conducts operations related to its primary service offerings.  This lease was terminated in October 2017. The Company transitioned its activities from this location to the new location in Rockville, MD. The Company recognized $59,000 and $105,000 of rental costs relative to this lease for fiscal 2018 and 2017, respectively.

•
450 East 29th Street, New York, New York, 10016, which was a laboratory facility. The Company recognized $52,000 and $207,000 of rental expense for fiscal 2018 and 2017, respectively. This lease expired in May 2017 and was not renewed.

•
1330 Piccard Drive, Suite 025, Rockville, MD 20850, which consists of laboratory and office space where the Company will conduct operations related to its primary service offerings. The Company executed this lease on January 11, 2017. The operating commencement date was August 11, 2017. This lease expires in August 2028. The Company recognized $454,000 and nil of rental expense for fiscal 2018 and 2017, respectively.

•
910 Clopper Road, Suites 260S and 280S, Gaithersburg, Maryland 20878, which consists of laboratory and office space where the Company will conduct operations related to its primary service offerings. The Company executed this lease on April 1, 2018. The operating commencement date is May 1, 2018. This lease expires in August 31, 2028. The Company recognized nil of rental expense for fiscal 2018.

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

The table below sets forth the high and low bid prices of our common stock, as reported on Nasdaq for the periods shown:

	High	Low
Fiscal Year Ended April 30, 2018:
First quarter	$2.88	$2.33
Second quarter	3.97	2.93
Third quarter	4.39	3.21
Fourth quarter	4.49	3.39

	High	Low
Fiscal Year Ended April 30, 2017:
First quarter	$4.10	$1.96
Second quarter	2.00	1.48
Third quarter	4.75	1.57
Fourth quarter	4.57	2.65

Approximate Number of Holders of Common Stock

As of July 13, 2018, there were approximately 1,900 record holders of the Company’s common stock.

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

On June 15, 2016, the Company closed a public offering of 2,000,000 registered shares of its common stock at an offering price of $2.25 per share. In addition, the underwriter exercised a partial exercise of the over-allotment option granted to the underwriter to purchase an additional 258,749 shares at the public offering price. The net proceeds from the offering, including the partial exercise of the over-allotment option, were approximately $4.3 million, after deducting the underwriting discount and offering-related expenses of $742,000. The Company used the net proceeds of this offering for research and development to grow our TumorGraft platform, and the balance of the net proceeds for working capital and general corporate purposes.

Results of Operations

The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Years Ended April 30,
	2018	% of Revenue	2017	% of Revenue	% Change
Operating revenue:
Oncology solutions	$20,241	100.0%	$15,411	100.0%	31.3%

Total operating revenue	20,241	100.0	15,411	100.0	31.3

Costs and operating expenses:
Cost of oncology solutions	10,553	52.1	9,703	63.0	8.8
Research and development	4,401	21.7	4,293	27.9	2.5
Sales and marketing	2,570	12.7	3,261	21.2	(21.2)
General and administrative	4,071	20.1	4,963	32.2	(18.0)

Total costs and operating expenses	21,595	106.6	22,220	144.3	(2.8)

Loss from operations	$(1,354)	(6.7)%	$(6,809)	(44.3)%	(80.1)%

Operating Revenues

Operating revenues for the years ended April 30, 2018 and 2017 were $20.2 million and $15.4 million, respectively, an increase of $4.8 million, or 31.3%, driven by the increase in TOS revenue of $5.1 million offset by a decrease in POS revenue of $265,000. The increase is TOS revenue is due to increased sales, both in number and size of studies, and growth of the platform.

Cost of Oncology Solutions

Cost of oncology solutions were $10.6 million and $9.7 million for the years ended April 30, 2018 and 2017, respectively, an increase of $850,000 or 8.8%. For the years ended April 30, 2018 and 2017, gross margins were 47.9% and 37.0%, respectively. The increase in cost of sales was due to an increase in the number of TOS studies. Gross margin varies based on timing differences between expense and revenue recognition; however, the improvement can be attributed to aggressively managing our costs and leveraging cost of sales against a growing revenue base.

 Research and Development

Research and development expense was $4.4 million and $4.3 million for the years ended April 30, 2018 and 2017, respectively, an increase of $108,000 or 2.5%.

Sales and Marketing

Sales and marketing expense was $2.6 million and $3.3 million for the years ended April 30, 2018 and 2017, respectively, a decrease of $692,000 or (21.2%). The decrease is mainly due to a reduction in payroll and travel expenses.

General and Administrative

General and administrative expense was $4.1 million and $5.0 million for the years ended April 30, 2018 and 2017, respectively, a decrease of $892,000, or (18.0%). The decrease is primarily due to a decrease in stock based compensation expense.

Other Income/(Expense)

Other Expense was ($88,000) and ($56,000) for the years ended April 30, 2018 and 2017, respectively. The current year expense is mainly due to foreign currency transaction losses.

Inflation

Inflation does not have a meaningful impact on the results of our operations.

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our cash and cash equivalents, working capital management, proceeds from certain private placements and public offerings of our securities and sales of products and services. For the years ended April 30, 2018 and 2017, the Company had a net loss of approximately $1.5 million and $6.9 million, respectively. As of April 30, 2018, the Company had an accumulated deficit of approximately $70.8 million, negative working capital of $2.4 million and cash and cash equivalents of $856,000. We believe that our cash and cash equivalents on hand, together with continued improved cash flows from operations, are adequate to fund operations through at least August 2019. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

On October 30, 2017, the Company entered into a line of credit agreement with a national bank which provides that the Company may borrow up to $1.5 million. Borrowings under the line bear interest payable monthly at the Wall Street Journal Prime Rate plus 1.5% to 2.0% and are secured by all assets of the Company. The balances payable under this arrangement are due on demand. As of April 30, 2018, there were no outstanding borrowings. The revolving line maturity date is October 29, 2018.

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash used in operating activities was $1.2 million and $2.8 million for the years ended April 30, 2018 and 2017, respectively. The decrease of $1.6 million cash used in operations relates to an increase in revenues in conjunction with the reduction of fixed costs and effective management of variable lab costs.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.2 million and $766,000 for the years ended April 30, 2018 and 2017, respectively. These cash flows relate to the purchase of property and equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $13,000 and $4.3 million for the years ended April 30, 2018 and 2017, respectively. The cash flows in fiscal year 2017 primarily relate to the public offering of common stock that occurred on June 15, 2016.

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

Revenue Recognition

The Company derives revenue from its TOS and POS businesses. Personalized oncology solutions assist physicians by providing information to help guide the development of personalized treatment plans for their patients using our core offerings, including testing oncology drugs and drug combinations on personalized TumorGrafts, and through other products. Translational oncology solutions offer a preclinical TumorGraft platform to pharmaceutical and biotechnology companies using proprietary TumorGraft studies, which the Company believes may be predictive of how drugs may perform in clinical settings.  The Company recognizes revenue when the following four basic criteria are met: (i) a contract has been entered into with its customers; (ii) delivery has occurred or services rendered to its customers; (iii) the fee is fixed and determinable as noted in the contract; and (iv) collectability is reasonably assured.  The Company utilizes a proportional performance revenue recognition model for its TOS business, under which it recognizes revenue as performance occurs, based on the relative outputs of the performance that have occurred up to that point in time under the respective agreement, typically the delivery of reports to its customers documenting the results of testing protocols.

When a TOS or POS arrangement involves multiple elements, the items included in the arrangement (deliverables) are evaluated to determine whether they represent separate units of accounting.  We perform this evaluation at the inception of an arrangement and as each item in the arrangement is delivered.  Generally, we account for a deliverable (or a group of deliverables) separately if: (i) the delivered item(s) has standalone value to the customer, and (ii) we have given the customer a general right of return relative to the delivered item(s) and the delivery or performance of the undelivered item(s) or service(s) is probable and substantially in our control. Revenue on multiple element arrangements is recognized using a proportional method for each separately identified element.  All revenue from contracts determined not to have separate units of accounting is recognized based on consideration of the most substantive delivery factor of all the elements in the contract or if there is no predominant deliverable upon delivery of the final element of the arrangement. Starting May 1, 2018, the Company will evaluate each contract under Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” which requires companies to use a five-step process to determine how revenue should be recognized.

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

We have one reportable segment. The Company evaluated its TOS and POS business operations and determined that the POS operations no longer qualified as a separate reportable segment primarily due to its revenue representing only 7% of total revenue. The Company assesses goodwill by business unit. The estimated fair value of each business unit, as calculated for the April 30, 2018 impairment test, exceeded the carrying value of the business unit.  Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of the acquired businesses.  Future events, including but not limited to continued declines in economic activity, loss of contracts or a significant number of customers or a rapid increase in costs or capital expenditures, could cause us to conclude that impairment indicators exist and that goodwill is impaired.  Any resulting goodwill impairment could have a material adverse impact on our financial condition and results of operations.

Accounting for Income Taxes

We use the asset and liability method to account for income taxes.  Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  In preparing the consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate.  This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, goodwill and losses for tax and accounting purposes.  These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within the consolidated balance sheet.  We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established.  To the extent a valuation allowance is established or increased in a period, we include an expense within the tax provision of the consolidated statements of operations.  As of April 30, 2018 and 2017, we have established a full valuation allowance for all deferred tax assets.

As of April 30, 2018 and 2017, we recognized a liability for uncertain tax positions on the balance sheet relative to foreign operations in the amount of $151,000 and $121,000, respectively. We do not anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.  Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. The Company has not accrued for any penalties and interest.

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

The Company has evaluated the overall impact that ASU 2014-09 will have on the Company’s consolidated financial statements, as well as the expected timing and method of adoption. The Company established an implementation team, including external advisers, and is finalizing the review of the Company’s revenue portfolio and related contracts across its various business units and geographies. Discussions regarding changes to the Company’s current accounting policies and practices remain ongoing and preliminary conclusions are subject to change.

Upon adoption, the Company will recognize revenue from contracts with customers as each performance obligation is satisfied, either at a point in time or over a period of time, based on when control transfers to customers. The adoption of this update is not expected to have a material impact on our consolidated financial statements.

The Company plans to adopt the new revenue recognition standard under the modified retrospective transition method by recognizing the cumulative effect of applying the standard as an adjustment to the Company’s Balance Sheet. The Company has been assessing the impact of  the new revenue recognition standard, and the Company does not anticipate being able to provide the full impact on the Balance Sheets or Statements of Operations until they complete the review of all of their contracts during fiscal 2019. From the initial review and assessment of a sample of contracts with customers, the Company will evaluate the measurement and timing of revenue recognition for certain of its co-clinical contracts under the new standard. The Company will also provide enhanced disclosure regarding revenue recognition, including disclosures of revenue streams, performance obligations, variable consideration and the related judgments and estimates necessary to apply the new standard.

 In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The amendments in this update state that in connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued, when applicable). The amendments in this update are effective for the annual reporting period beginning after December 15, 2016 and for annual periods and interim periods thereafter. Early application is permitted. The Company adopted this updated in fiscal 2018 and it did not have a material impact on our consolidated financial statements.

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

In April 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”. The new standard simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this standard in fiscal 2018 and, as expected, it did not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments” . The new standard attempts to reduce diversity in practice in how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 provides guidance on eight specific cash flow issues. The new guidance will be effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted including adoption in an interim period. We do not intend to early adopt and the adoption of this update is not expected to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): “Simplifying the Test for Goodwill Impairment”. The update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. It affects public entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. A public entity that is a U.S. Securities and Exchange Commission ("SEC") filer should adopt the amendments in this update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. For the Company, the amendments are effective January 1, 2020. The Company has early adopted this ASU in fiscal 2018. The adoption of this ASU did not have a material impact on our consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

Consolidated balance sheets as of April 30, 2018 and 2017, consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended April 30, 2018 together with the reports of our independent registered public accounting firms, are set forth in the “F” pages in Item 15 of this Annual Report.

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a–15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on control criteria framework of the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission published in its report entitled Internal Control – Integrated Framework (2013).  Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of April 30, 2018.

Management’s Annual Report on Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended April 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.19	Option Exchange Agreement, dated March 16, 2015, between the Company and Joel Ackerman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2015)

10.20	Option Exchange Agreement, dated March 16, 2015, between the Company and Ronnie Morris (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 20, 2015)

10.21	Option Exchange Agreement, dated March 16, 2015, between the Company and James McGorry (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 20, 2015)

10.22	Option Exchange Agreement, dated March 16, 2015, between the Company and David Miller (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 20, 2015)

14	Code of Ethics (incorporated by reference to Exhibit 14 of the April 30, 2008 Form 10-KSB)

21	List of Subsidiaries (incorporated by reference to exhibit 21 of the Company's Form 10-K filed July 28, 2017)

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certifications***

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
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

CHAMPIONS ONCOLOGY, INC.

July 30, 2018	/s/ RONNIE MORRIS
Ronnie Morris
Chief Executive Officer
(principal executive officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONNIE MORRIS	Chief Executive Officer and Director	July 30, 2018
Ronnie Morris	(principal executive officer)

/s/ DAVID MILLER	Chief Financial Officer	July 30, 2018
David Miller	(principal financial and accounting officer)

/s/ JOEL ACKERMAN	Director,	July 30, 2018
Joel Ackerman	Chairman of the Board of Directors

/s/ DAVID SIDRANSKY	Director	July 30, 2018
David Sidransky

/s/ ABBA D. POLIAKOFF	Director	July 30, 2018
Abba D. Poliakoff

/s/ SCOTT R. TOBIN	Director	July 30, 2018
Scott R. Tobin

/s/ DANIEL MENDELSON	Director	July 30, 2018
Daniel Mendelson

/s/ PHILIP BREITFELD	Director	July 30, 2018
Philip Breitfeld

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Champions Oncology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Champions Oncology, Inc. and Subsidiaries (the “Company") as of April 30, 2018 and 2017, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period April 30, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2018 and 2017, and the consolidated results of their operations and their cash flows for each of the years in the two-year period ended April 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

{Signature or /s/ EisnerAmper LLP}

We have served as the Company’s auditor since 2015.

EISNERAMPER LLP
Iselin, New Jersey
July 30, 2018

CHAMPIONS ONCOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30
(In Thousands except for shares)

	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$856	$3,295
Accounts receivable, net	3,917	2,274
Prepaid expenses and other current assets	287	300

Total current assets	5,060	5,869

Restricted cash	150	150
Property and equipment, net	2,083	1,216
Other long term assets	116	107
Goodwill	669	669

Total assets	8,078	$8,011

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,154	$1,852
Accrued liabilities	595	685
Deferred revenue	4,704	4,910

Total current liabilities	7,453	7,447

Other non-current liabilities	622	164

Total liabilities	8,075	7,611

Stockholders' equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 11,277,675 and 11,251,844 shares issued and 11,003,228 and 10,982,159 shares outstanding as of April 30, 2018 and 2017, respectively	11	11
Treasury stock, at cost, 269,685 common shares as of April 30, 2018 and 2017	(1,252)	(1,252)
Additional paid-in capital	72,070	70,991
Accumulated deficit	(70,826)	(69,350)

Total stockholders' equity	3	400

Total liabilities and stockholders' equity	8,078	$8,011

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Per Share Amounts)

	Year Ended April 30,
	2018	2017
Operating revenue:
Oncology solutions	$20,241	$15,411

Total operating revenue	20,241	15,411

Costs and operating expenses:
Cost of oncology solutions	10,553	9,703
Research and development	4,401	4,293
Sales and marketing	2,570	3,261
General and administrative	4,071	4,963

Total costs and operating expenses	21,595	22,220

Loss from operations	(1,354)	(6,809)

Other expense:
Other expense	(89)	(56)

Total other expense	(89)	(56)

Net loss before income tax expense	(1,443)	(6,865)
Provision for income tax	33	19

Net loss	$(1,476)	$(6,884)

Net loss per common share outstanding
basic and diluted	$(0.13)	$(0.64)

Weighted average common shares outstanding basic and diluted	10,991,105	10,684,395

CHAMPIONS ONCOLOGY, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(In Thousands except for shares)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, May 1, 2016	8,704,846	$9	269,685	$(1,252)	$63,947	$(62,466)	$238
Stock-based compensation	—	—	—	—	2,662	—	2,662
Sale of common stock, net of issuance costs of $742k	2,258,749	2	—	—	4,338	—	4,340
Issuance of common stock for services	18,564	—	—	—	44	—	44
Net loss	—	—	—	—	—	(6,884)	(6,884)

Balance, April 30, 2017	10,982,159	$11	269,685	$(1,252)	$70,991	$(69,350)	$400
Stock-based compensation and modification expense	—	—	—	—	1,004	—	1,004
Issuance of common stock for services	8,569	—	—	—	37	—	37
Issuance of common stock on exercise of stock options	12,500	—	—	—	38	—	38
Net loss	—	—	—	—	—	(1,476)	(1,476)

Balance, April 30, 2018	11,003,228	$11	269,685	$(1,252)	$72,070	$(70,826)	$3

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended April 30,
	2018	2017
Operating activities:
Net loss	$(1,476)	$(6,884)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation and modification expense	1,004	2,662
Depreciation and amortization expense	360	168
Deferred Rent	454	—
Deferred Compensation	7	—
Allowance for doubtful accounts	(44)	24
Issuance of common stock for services	30	44
Changes in operating assets and liabilities:
Accounts receivable	(1,600)	(986)
Prepaid expenses and other current assets	13	143
Other long term assets	(9)	(107)
Accounts payable	301	(43)
Accrued liabilities	(90)	412
Other non-current liabilities	30	(44)
Deferred revenue	(206)	1,771

Net cash used in operating activities	(1,226)	(2,840)

Investing activities:
Purchase of property and equipment	(1,229)	(766)
Gain on disposal of fixed assets	3	—

Net cash used in investing activities	(1,226)	(766)

Financing activities:
Proceeds from June 2016 public offering, net of financing costs of $742	—	4,340
Proceeds from exercise of options and warrants	38	—
Capital lease payments	(25)	(24)

Net cash provided by financing activities	13	4,316

Increase (decrease) in cash and cash equivalents	(2,439)	710
Cash and cash equivalents, beginning of year	3,295	2,585

Cash and cash equivalents, end of year	$856	$3,295

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Background

Champions Oncology, Inc. (the “Company”), is engaged in the development and sale of advanced technology solutions and products to personalize the development and use of oncology drugs. The Company’s TumorGraft Technology Platform is a novel approach to personalizing cancer care based upon the implantation of human tumors in immune-deficient mice. The Company uses this technology, in conjunction with related services, to offer solutions for two consumer groups: Translational Oncology Solutions (“TOS”) and Personalized Oncology Solutions (“POS”). The Company’s TOS business offers a technology platform to pharmaceutical and biotechnology companies using proprietary TumorGraft studies, which the Company believes may be predictive of how drugs may perform in clinical settings and POS assists physicians in developing personalized treatment options for their cancer patients through tumor specific data obtained from drug panels and related personalized oncology services.

The Company has two operating subsidiaries: Champions Oncology (Israel), Limited and Champions Biotechnology U.K., Limited. For the years ended April 30, 2018 and 2017, there were no material revenues earned by these subsidiaries.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). As of April 30, 2018, the Company determined that it operates in one reportable business segment. The Company evaluated its POS and TOS business operations and determined that the POS operations no longer qualify as a separate reportable segment primarily due to its revenue representing only 7% of total revenue.

Liquidity

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our cash and cash equivalents, working capital management, proceeds from certain private placements and public offerings of our securities and sales of products and services. For the years ended April 30, 2018 and 2017, the Company had a net loss of approximately $1.5 million and $6.9 million, respectively. As of April 30, 2018, the Company had an accumulated deficit of approximately $70.8 million, negative working capital of $2.4 million and cash and cash equivalents of $856,000. We believe that our cash and cash equivalents on hand, together with continued improved cash flows from operations, are adequate to fund operations through at least August 2019. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

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

Reclassification of Prior Year Presentation

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Certain prior year amounts related to revenue and cost of sales for our POS and TOS business operations have been reclassified for consistency with the current year presentation, reflecting one reportable segment. These reclassifications had no effect on the reported results of operations.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has no assets that are measured at fair value on a recurring basis and there were no assets or liabilities measured at fair value on a non-recurring basis during the year ended April 30, 2018.

Accounts Receivable

Accounts receivable represent amounts due under agreements with pharmaceutical and biotechnology companies for TOS and amounts due under agreements with patients for POS. At each reporting period, the Company evaluates open accounts receivable for collectability and records an allowance for potentially uncollectible accounts. For April 30, 2018 and 2017, the allowance for these accounts was $13,000 and $56,000, respectively. Accounts receivable is also comprised of certain unbilled accounts receivable for services completed under TOS that have not been billed as of the balance sheet date. As of April 30, 2018 and 2017, the Company had unbilled receivables of $2.1 million and $1.6 million, respectively.

Restricted Cash

As of April 30, 2018 and 2017, the Company has restricted cash of $150,000 and $150,000, respectively, which is classified as a non-current asset on the consolidated balance sheets. This restricted cash serves primarily as collateral for corporate credit cards to provide financial assurance that the Company will fulfill its obligations. The cash is held in custody by the issuing bank, is restricted as to withdrawal or use, and is currently invested in an interest-bearing Certificate of Deposit (“CD”). As of November 2017, the Company has switched vendors and is no longer obligated to restrict this cash. The CD matures in the second quarter of fiscal 2019 at which time the Company will not renew and will no longer account for this as restricted cash.

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

	April 30,
	2018	2017
Furniture and fixtures	$73	$74
Computer equipment and software	973	872
Laboratory equipment	2,490	918
Assets in progress	15	472
Leasehold improvements	—	2

Total property and equipment	3,551	2,338
Less: Accumulated depreciation and amortization	(1,468)	(1,122)

Property and equipment, net	$2,083	$1,216

Depreciation and amortization expense was $360,000 and $168,000 for the years ended April 30, 2018 and 2017, respectively. The company disposed of fixed assets which reduced total property and equipment and accumulated depreciation by $16,000 and $(13,000), respectively, leaving a gain on disposal of fixed asset of $3,000. Additionally, included in “Laboratory equipment” as of April 30, 2018 and 2017 is a capital lease asset of $130,000 and $124,000, respectively. Depreciation and amortization expense relating the capital lease was $26,753 and $24,045 for the years ended April 30, 2018 and 2017, respectively.

Capital Lease

In November 2014, the Company entered into a lease for laboratory equipment. The lease was determined to be a capital lease that has costs of approximately $149,000, at inception, through November 2019. The current monthly capital lease payment is approximately $3,000.

The following is a schedule by years of future minimum lease payments under this capital lease together with the present value of the net minimum lease payments as of April 30, 2018 (table in thousands):

For the Years Ended April 30,	2019	$28
	2020	16
Total minimum lease payments		44
Less: amount representing interest		(2)
Present value of minimum payments		42
Less: current portion		(26)
		$16

The present value of minimum future obligations shown above is calculated based on interest rate of 5%. The short-term and long-term components of the capital lease obligation are included in accrued liabilities and other non-current liabilities, respectively at April 30, 2018 and 2017.

Impairment of Long-Lived Assets

Impairment losses are to be recognized when the carrying amount of a long-lived asset is not recoverable or exceeds its fair value.  The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that a carrying value may not be recoverable.  The Company uses estimates of future cash flows over the remaining useful life of a long- lived asset or asset group to determine the recoverability of the asset.  These estimates only include the net cash flows directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the asset or asset group.  The

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company has not recognized any impairment losses for the Company’s long-lived assets for the years ending April 30, 2018 and 2017.

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

The Company has not recognized any impairment losses for the Company’s goodwill for the years ended April 30, 2018 and 2017.

Deferred Revenue

Deferred revenue represents payments received in advance for products to be delivered.  When products are delivered, deferred revenue is then recognized as earned.

Other Non-Current Liabilities

Other non-current liabilities represents amounts relating to deferred rent for our Rockville, Maryland laboratory facility, non-current portion of capital lease for laboratory equipment and uncertain tax positions relating to one of our foreign entities.

Revenue Recognition

The Company derives revenue from its TOS and POS businesses. Translational oncology solutions offer a preclinical TumorGraft platform to pharmaceutical and biotechnology companies using proprietary TumorGraft studies, which the Company believes may be predictive of how drugs may perform in clinical settings. Personalized oncology solutions assist physicians by providing information to help guide the development of personalized treatment plans for their patients using our core offerings, including testing oncology drugs and drug combinations on personalized TumorGrafts, and through other products. The Company recognizes revenue when the following four basic criteria are met: (i) a contract has been entered into with its customers; (ii) delivery has occurred or services rendered to its customers; (iii) the fee is fixed and determinable as noted in the contract; and (iv) collectability is reasonably assured.  The Company utilizes a proportional performance revenue recognition model for its TOS business, under which it recognizes revenue as performance occurs, based on the relative outputs of the performance that have occurred up to that point in time under the respective agreement, typically the delivery of reports to its customers documenting the results of testing protocols.

When a TOS or POS arrangement involves multiple elements, the items included in the arrangement (deliverables) are evaluated to determine whether they represent separate units of accounting.  The Company performs this evaluation at the inception of an arrangement and as each item in the arrangement is delivered.  Generally, the Company accounts for a deliverable (or a group of deliverables) separately if: (i) the delivered item(s) has standalone value to the customer, and (ii) if the Company has given the customer a general right of return relative to the delivered item(s) and the delivery or performance of the undelivered item(s) or service(s) is probable and substantially in the Company’s control.  All revenue from contracts determined not to have separate

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

units of accounting is recognized based on consideration of the most substantive delivery factor of all the elements in the contract or if there is no predominant deliverable upon delivery of the final element of the arrangement.

Cost of Oncology Solutions

Cost of oncology solutions relates to our TOS and POS business units. TOS costs consist of direct costs related to mice purchases and maintenance costs for studies completed internally and charges from CROs for studies handled externally. Indirect costs include salaries for personnel directly engaged in providing TOS products. All costs of performing studies in-house are expensed as incurred. All TOS costs of performing studies from external sources, if any, are expensed when incurred. POS consists of costs related to implantations, drug panels, tumor boards, and gene sequencing services, as well as indirect internal costs, such as salaries for personnel directly engaged in these products. Direct costs associated with implantation revenues are primarily related to mice purchases and maintenance and shipping of tumor tissue. Direct drug panel costs are primarily incurred from mice purchases and maintenance and drug purchases. Direct tumor board costs are primarily related to physicians’ honorariums and any tumor board participation costs such as travel, lodging and meals. Direct gene sequencing costs are primarily related to costs billed from the gene sequencing service provider. All POS costs are expensed as incurred.

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

Basic and Dilutive Loss Per Common Share

Basic net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss for the period by the weighted-average number of shares of common stock plus dilutive potential common stock considered outstanding during the period. Such dilutive shares consist of incremental shares that would be issued upon exercise of the Company’s common stock purchase warrants and stock options. For the twelve months ended April 30, 2018 and 2017, basic and dilutive loss per share were the same, as the potentially dilutive securities did not have a dilutive effect.

	Year Ended April 30,
	2018	2017
Basic and diluted net loss per share computation (dollars in thousands except per share amounts)
Net loss attributable to common stockholders	$(1,476)	$(6,884)
Weighted Average common shares	10,991,105	10,684,395
Basic and diluted net loss per share	$(0.13)	$(0.64)

The following table reflects the total potential stock-based instruments outstanding at April 30, 2018 and 2017 that could have an effect on the future computation of dilution per common share:

	Year Ended April 30
	2018	2017
Stock options	2,705,845	2,308,704
Warrants	2,004,284	2,004,284

Total common stock equivalents	4,710,129	4,312,988

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements.  In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established.  The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change. As of April 30, 2018 and 2017, the Company provided a valuation allowance for all net deferred tax assets, as recovery is not more likely than not based on an insufficient history of earnings.

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

The Company reflects tax benefits only if it is more likely than not that we will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  The Company has recorded $151,000 and $121,000 of liabilities related to uncertain tax positions relative to one of its foreign operations as of April 30, 2018 and 2017, respectively.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at April 30, 2018 and 2017, and has not recognized interest and/or penalties in the statement of operations for either period. We do not anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.

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

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company has evaluated the overall impact that ASU 2014-09 will have on the Company’s consolidated financial statements, as well as the expected timing and method of adoption. The Company established an implementation team, including external advisers, and is finalizing the review of the Company’s revenue portfolio and related contracts across its various business units and geographies. Discussions regarding changes to the Company’s current accounting policies and practices remain ongoing and preliminary conclusions are subject to change.

Upon adoption, the Company will recognize revenue from contracts with customers as each performance obligation is satisfied, either at a point in time or over a period of time, based on when control transfers to customers. The adoption of this update is not expected to have a material impact on our consolidated financial statements.

The Company plans to adopt the new revenue recognition standard under the modified retrospective transition method by recognizing the cumulative effect of applying the standard as an adjustment to the Company’s Balance Sheet. The Company has been assessing the impact of  the new revenue recognition standard, and the Company does not anticipate being able to provide the full impact on the Balance Sheets or Statements of Operations until they complete the review of all of their contracts during fiscal 2019. From the initial review and assessment of a sample of contracts with customers, the Company will evaluate the measurement and timing of revenue recognition for certain of its co-clinical contracts under the new standard. The Company will also provide enhanced disclosure regarding revenue recognition, including disclosures of revenue streams, performance obligations, variable consideration and the related judgments and estimates necessary to apply the new standard.

The Company plans to adopt the new revenue recognition standard under the modified retrospective transition method by recognizing the cumulative effect of applying the standard as an adjustment to the Company’s Balance Sheet. Until the Company completes testing of the new revenue recognition standard, the Company does not anticipate being able to provide the impact of the new standard on the Balance Sheet or Statements of Operations; however, from the initial review and assessment of a sample of contracts with customers, the Company does not anticipate the new accounting pronouncement to have a material impact on the Company’s financial statements, except enhanced disclosure regarding revenue recognition, including disclosures of revenue streams, performance obligations, variable consideration and the related judgments and estimates necessary to apply the new standard.

 In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. The amendments in this update state that in connection with preparing financial statements for each annual and interim reporting period, an entity’s management should evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued, when applicable). The amendments in this update are effective for the annual reporting period beginning after December 15, 2016 and for annual periods and interim periods thereafter. Early application is permitted. The Company adopted this updated in fiscal 2018 and did not have a material impact on our consolidated financial statements.

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

In April 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting”. The new standard simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU No. 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company adopted this standard in fiscal 2018 and, as expected, it did not have a material impact on our consolidated financial statements.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments” . The new standard attempts to reduce diversity in practice in how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 provides guidance on eight specific cash flow issues. The new guidance will be effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted including adoption in an interim period. We do not intend to early adopt and the adoption of this update is not expected to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): “Simplifying the Test for Goodwill Impairment”. The update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. It affects public entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. A public entity that is a U.S. Securities and Exchange Commission ("SEC") filer should adopt the amendments in this update for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. For the Company, the amendments are effective January 1, 2020. The Company has early adopted this ASU in fiscal 2018. The adoption of this ASU did not have a material impact on our consolidated financial statements.

Note 3. Significant Customers

For the year ended April 30, 2018, two of our customers accounted for more than 10.0% of our total revenue in the amount of $4.2 million and $2.6 million, or 20.6% and 12.8%. The revenue from these customers is part of the TOS business and captured in the consolidated oncology solutions revenue line item within the income statement.

For the year ended April 30, 2017, one of our customers accounted for more than 10.0% of our total revenue in the amount of $3.3 million, or 21.3%. The revenue from this customer is part of the TOS business and was captured in the consolidated oncology solutions revenue line item within the income statement.

As of April 30, 2018, two of our customers accounted for more than 10.0% of our total accounts receivable balance in the amount of $878,530 and $736,071, or 22.6% and 19.0%, respectively.

As of April 30, 2017, two of our customers accounted for more than 10.0% of our total accounts receivable balance in the amount of $994,095 and $256,022, or 43.7% and 11.3%, respectively.

Note 4. Commitments and Contingencies

Operating Leases

The Company currently leases its office and laboratory facilities under non-cancelable operating leases. Rent expenses totaled $657,000 and $398,000 for the years ended April 30, 2018 and 2017, respectively. The Company considers its facilities adequate for our current operational needs.

The Company leases the following facilities under non-cancelable operating lease agreements:

•
One University Plaza, Suite 307, Hackensack, New Jersey 7601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in November 2021. The Company recognized $90,000 and $86,000 of rental costs relative to this lease for fiscal 2018 and 2017, respectively.

•
855 North Wolfe Street, Suite 619, Baltimore, Maryland 21205, which consists of laboratories and office space where the Company conducts operations related to its primary service offerings.  This lease was terminated in October 2017.  The Company transitioned its activities from this location to the new location in Rockville, MD. The Company recognized $59,000 and $105,000 of rental costs relative to this lease for fiscal 2018 and 2017, respectively.

•
450 East 29th Street, New York, New York, 10016, which was a laboratory facility. The Company recognized $52,000 and $207,000 of rental expense for fiscal 2018 and 2017, respectively. This lease expired in May 2017 and was not renewed.

•
1330 Piccard Drive, Suite 025, Rockville, MD 20850, which consists of laboratory and office space where the Company will conduct operations related to its primary service offerings. The Company executed this lease on January 11, 2017. The operating commencement date was August 11, 2017. This lease expires in August 2028. The Company recognized $454,000 and nil of rental expense for fiscal 2018 and 2017, respectively.

•
910 Clopper Road, Suites 260S and 280S, Gaithersburg, Maryland 20878, which consists of laboratory and office space where the Company will conduct operations related to its primary service offerings. The Company executed this lease on April 1, 2018. The operating commencement date is May 1, 2018. This lease expires in August 31, 2028. The Company recognized nil of rental expense for fiscal 2018 and 2017.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum lease payments due each fiscal year are as follows (in thousands):

2019	$437,983
2020	740,249
2021	817,864
2022	790,243
2023	745,872
Thereafter	$3,798,433
Total	$7,330,644

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

Royalties

The Company contracts with third-party vendors to license tumor samples for development into PDX models and use in our TOS business. These types of arrangements have an upfront fee ranging from nil to $7,000 per tumor sample depending on the successful growth of the tumor model and ability to develop them into a sellable product. The upfront costs are expensed as incurred. In addition, under certain agreements, for a limited period of time, the Company is subject to royalty payments if the licensed tumor models are used for sale in our TOS business,  ranging from 2% to 5% of the contract price after recouping certain initiation costs. As of April 30, 2018, no royalties have been paid or incurred.

Note 5. Stock-based Payments

Stock-based compensation in the amount of $1.0 million and $2.6 million was recognized for years ended April 30, 2018 and 2017, respectively. Included in stock-based compensation expense for the twelve months ended April 30, 2018  and 2017 under "general and administrative" line item is an option modification charge of $56,529 and $612,534, respectively, and $15,000 related to the issuance of common stock as compensation for services performed. Stock-based compensation costs were recorded as follows (in thousands):

	Year Ended April 30,
	2018	2017
General and administrative	$689	$2,193
Sales and marketing	112	201
Research and development	166	216
TOS cost of sales	65	50
POS cost of sales	2	2

Total stock-based compensation expense	$1,034	$2,662

2010 Equity Incentive Plan

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Stock Option Grants

Black-Scholes assumptions used to calculate the fair value of options granted during the years ended April 30, 2018 and 2017 were as follows:

Year Ended April 30,
	2018	2017
Expected term in years	3 - 6	3 - 6
Risk-free interest rates	1.8% - 2.6%	0.6% - 1.9%
Volatility	84% - 88%	72% - 88%
Dividend yield	—%	—%

The weighted average fair value of stock options granted during the years ending April 30, 2018 and 2017, was $2.19 and $1.71, respectively. The Company’s stock options activity and related information as of and for the years ended April 30, 2018 and 2017 is as follows:

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Non- Employees	Directors and Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2017	50,000	2,258,704	2,308,704	$2.86	6.1	$1,282,000
Granted	—	455,310	455,310	3.01	9.6	$603,000
Exercised	—	(12,500)	(12,500)	3.00
Canceled	—	—	—	—
Forfeited	—	(7,042)	(7,042)	6.86
Expired	—	(38,627)	(38,627)	5.21

Outstanding, April 30, 2018	50,000	2,655,845	2,705,845	2.85	5.9	$5,265,000

Vested and expected to vest as of April 30, 2018	50,000	2,655,845	2,705,845	2.85	5.9	$5,265,000

Vested as of April 30, 2018	25,836	2,436,263	2,462,099	2.79	5.6	$5,036,000

	Non- Employees	Directors and Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2016	51,250	2,161,507	2,212,757	$5.58	6.1	$10,000
Granted	—	2,420,681	2,420,681	1.99
Exercised	—	—	—	—
Canceled	—	(1,793,779)	(1,793,779)	4.92
Forfeited	—	(421,487)	(421,487)	2.03
Expired	(1,250)	(108,218)	(109,468)	7.86

Outstanding, April 30, 2017	50,000	2,258,704	2,308,704	2.86	6.1	$1,282,000

Vested and expected to vest as of April 30, 2017	50,000	2,258,704	2,308,704		6.1	$1,282,000

Vested as of April 30, 2017	33,336	2,028,469	2,061,805	2.93	5.9	$1,101,000

On June 30, 2017, the Board of Directors extended the expiration terms of a previous employee's vested grants to November 2018. As a result of this modification, the Company had an additional stock option expense of $56,529, which was expensed under the "General and Administrative" line item on the income statement.

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

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Stock Purchase Warrants

As of April 30, 2018, the Company had warrants outstanding for the purchase of 2,004,284 shares of its common stock, all of which were exercisable. Activity related to these warrants, which expire at various dates through January 2019, is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2017	2,004,284	$5.57	2.8	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

Outstanding, April 30, 2018	2,004,284	$5.57	1.8	$—

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2016	2,109,840	$5.54	3.6	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	(105,556)	4.80	—	—

Outstanding, April 30, 2017	2,004,284	$5.57	2.8	$—

Note 6. Common Stock

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

The net proceeds from The June 2016 Public Offering, including the partial exercise of the over-allotment option, was $4.3 million, after deducting the underwriting discount and offering-related expenses of $742,000. The Company used the net proceeds of this offering for research and development to grow the TumorGraft platform, and the balance of the net proceeds for working capital and general corporate purposes.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of April 30, 2018, the Company issued a total of 8,569 shares of common stock valued at $22,500 in consideration for consulting services.

As of April 30, 2017, the Company issued a total of 18,564 share of common stock valued at $43,040 in consideration for consulting services.

Note 7. Provision for Income Taxes

The components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended April 30, 2018
	Federal	State	Foreign	Total
Current	$—	$3	$30	$33

Total	$—	$3	$30	$33

	Year Ended April 30, 2017
	Federal	State	Foreign	Total
Current	$(14)	$—	$33	$19

Total	$(14)	$—	$33	$19

A reconciliation between the Company’s effective tax rate and the United States statutory tax rate for the years ended April 30, 2018 and 2017 is as follows:

	Year Ended April 30,
	2018	2017
Federal income tax at statutory rate	29.7%	34.0%
US vs. foreign tax rate difference	0.1	—
State income tax, net of federal benefit	(0.2)	3.9
Permanent differences	(2.0)	(0.2)
Increase in uncertain tax position	(2.1)	1.6
Other	2.5	(0.3)
Change in valuation allowance	498.0	(39.8)
Changes in tax rates	(528.0)	0.5

Income tax expense	(2.0)%	(0.3)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities as of April 30, 2018 and 2017 consist of the following (in thousands):

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of April 30,
	2018	2017
Accrued liabilities	$71	$103
Depreciation and amortization	(58)	—
State taxes	1	22
Stock-based compensation expense	4,466	6,503
Capitalized research and development costs	43	195
Foreign net operating loss carry-forward	208	214
Net operating loss carry-forward	9,678	14,786

Total deferred tax assets	14,409	21,823
Less: Valuation allowance	(14,409)	(21,779)

Net deferred tax asset	$—	$44

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and significant changes to the U.S. tax code including, but not limited to, a change in the federal rate from 34% to 21%, as well as the requirement to pay a one-time transition tax (“deemed repatriation tax”) on all undistributed earnings of foreign subsidiaries. As a result of the enactment of the legislation, the Company recorded a one-time reduction to its deferred tax assets of approximately $7.6 million, which was offset by a similar reduction in the valuation allowance.   In accordance with Staff Accounting Bulletin 118 (“SAB 118”), income tax effects of the Tax Act may be refined upon obtaining, preparing, or analyzing additional information during the measurement period and such changes could be material. During the measurement period, provisional amounts may be adjusted for the effects, if any, of interpretative guidance issued after December 31, 2017, by U.S. regulatory and standard-setting bodies. While we are able to make reasonable estimates of the impact of the reduction in corporate rate and the deemed repatriation transition tax, the final impact of the Tax Act may differ from these estimates, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the I.R.S., and actions we may take. We are continuing to gather additional information to determine the final impact.

Management has evaluated the available evidence about future tax planning strategies, taxable income and other possible sources of realization of deferred tax assets and has established a full valuation allowance against its net deferred tax assets as of April 30, 2018 and 2017.  For the years ended April 30, 2018 and 2017, the Company recorded a valuation allowance of $14.4 million and $21.8 million, respectively.

As of April 30, 2018 and 2017, the Company’s estimated U.S. net operating loss carry-forwards were approximately $41 million and $41 million, respectively, which will begin expiring in 2025 for federal and 2031 for state purposes.  As of April 30, 2018 and 2017, the Company’s foreign net operating loss carry-forward was approximately $890,000 and $890,000, respectively, which have an unlimited carryforward period. A valuation allowance has been recorded against all of these losses due to continued overall losses.

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

 The Company files income tax returns in various jurisdictions with varying statues of limitations.  As of April 30, 2018, the earliest tax year still subject to examination for state purposes is fiscal 2015.  The Company’s tax years for periods ending April 30, 2002 and forward are subject to examination by the United States and certain states due to the carry-forward of unutilized net operating losses.

The following table indicates the changes to the Company’s uncertain tax positions for the period and years ended April 30, 2018 and 2017 in thousands:

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended April 30,
	2018	2017
Balance, beginning of the year	$121	$165
Addition based on tax positions related to prior years	—	—
Payment made on tax positions related to prior years	—	(84)
Addition based on tax positions related to current year	30	40

Balance, end of year	$151	$121

As of April 30, 2018 the above amount of $151,000 was included in other long-term liabilities.

Note 8. Related Party Transactions

Related party transactions include transactions between the Company and its shareholders, management, or affiliates.  The following transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

Consulting Services

For both years ended April 30, 2018 and 2017, the Company paid a member of its Board of Directors $72,000 for consulting services unrelated to his duties as board member. During the years ended April 30, 2018 and 2017, the Company paid a board member $94,933 and $48,214, respectively, and in year ended April 30 2017, granted 45,000 options that vest annually over a three year period and have a fair value of $94,192 for consulting services unrelated to his duties as a board member. All of the amounts paid to these related parties have been recognized in expense in the period the services were performed.

Note 9. Lines of Credit

On October 30, 2017, the Company entered into a line of credit agreement with a national bank which provides that the Company may borrow up to $1.5 million. Borrowings under the line bear interest payable monthly at the Wall Street Journal Prime Rate plus 1.5% to 2.0% and are secured by all assets of the Company. The balances payable under this arrangement are due on demand. As of April 30, 2018, there were no outstanding borrowings. The revolving line maturity date is October 29, 2018.

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

10.19	Option Exchange Agreement, dated March 16, 2015, between the Company and Joel Ackerman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2015)

10.20	Option Exchange Agreement, dated March 16, 2015, between the Company and Ronnie Morris (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 20, 2015)

10.21	Option Exchange Agreement, dated March 16, 2015, between the Company and James McGorry (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 20, 2015)

10.22	Option Exchange Agreement, dated March 16, 2015, between the Company and David Miller (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 20, 2015)

14	Code of Ethics (incorporated by reference to Exhibit 14 of the April 30, 2008 Form 10-KSB)

21	List of Subsidiaries (incorporated by reference to exhibit 21 of the Company's Form 10-K filed July 28, 2017)

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certifications***

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

__________________________
* Filed herewith
** Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.
*** Furnished hereto.