Form 10-Q
period 2018-07-31
CHAMPIONS ONCOLOGY, INC.
filed 2018-09-14
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2018
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

 The number of Common Shares of the Registrant outstanding as of September 7, 2018 was 11,164,442.

DOCUMENTS INCORPORATED BY REFERENCE - None

INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHAMPIONS ONCOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except for shares)

	July 31, 2018	April 30, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,016	$856
Accounts receivable, net	3,769	3,917
Prepaid expenses and other current assets	246	287

Total current assets	5,031	5,060

Restricted cash	150	150
Property and equipment, net	2,425	2,083
Other Long Term Assets	116	116
Goodwill	669	669

Total assets	$8,391	$8,078

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,119	$2,154
Accrued liabilities	366	569
Current portion of capital lease	137	26
Deferred revenue	4,263	4,704

Total current liabilities	6,885	7,453

Deferred rent	605	454
Capital lease, net of current portion	148	17
Other non-current liabilities	151	151

Total liabilities	$7,789	$8,075

Stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 11,297,675 and 11,277,675 shares issued and 11,027,990 and 11,003,228 shares outstanding as of July 31 2018 and April 30, 2018, respectively	11	11
Treasury stock, at cost, 269,685 common shares as of July 31, 2018 and April 30, 2018	(1,252)	(1,252)
Additional paid-in capital	72,187	72,070
Accumulated deficit	(70,344)	(70,826)

Total stockholders’ equity	602	3

Total liabilities and stockholders’ equity	$8,391	$8,078

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended July 31,
	2018	2017
Operating revenue:
Oncology solutions	$6,225	$5,033

Total operating revenue	6,225	5,033

Costs and operating expenses:
Cost of oncology solutions	3,083	2,642
Research and development	1,088	1,118
Sales and marketing	518	683
General and administrative	1,055	1,209

Total costs and operating expenses	5,744	5,652

Income (Loss) from operations	481	(619)

Other income (expense):
Other income (expense)	1	(51)

Total other income (expense)	1	(51)

Income (Loss) before provision for income taxes	482	(670)
Provision for income taxes	—	4

Net income (loss)	$482	$(674)

Net income (loss) per common share outstanding
basic	$0.04	$(0.06)
and diluted	$0.04	$(0.06)

Weighted average common shares outstanding
basic	11,012,281	10,982,159
and diluted	12,618,021	10,982,159

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Three Months Ended July 31,
	2018	2017
Operating activities:
Net income (loss)	$482	$(674)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation and modification expense	75	564
Issuance of common stock for services	8	—
Depreciation and amortization expense	118	42
Allowance for doubtful accounts	—	14
Deferred Rent	151	—
Changes in operating assets and liabilities:
Accounts receivable	148	(407)
Prepaid expenses and other current assets	41	(60)
Accounts payable	(43)	(120)
Accrued liabilities	(203)	(134)
Deferred revenue	(441)	(1,173)

Net cash provided by (used in) operating activities	336	(1,948)

Investing activities:
Purchase of property and equipment	(211)	(910)

Net cash used in investing activities	(211)	(910)

Financing activities:
Proceeds from exercise of options	42	—
Capital lease payments	(7)	(7)

Net cash provided by (used in) financing activities	35	(7)

Increase/(Decrease) in cash, cash equivalents, and restricted cash.	160	(2,865)
Cash, cash equivalents, and restricted cash at beginning of period	1,006	3,445

Cash, cash equivalents, and restricted cash at end of period	$1,166	$580

Non-cash investing activities:
Purchase equipment under capital lease	249	—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization, Use of Estimates and Basis of Presentation

Champions Oncology, Inc. (the “Company”) is engaged in an end-to-end range of research and development technology solutions and services to improve the development and use of oncology drugs. The Company’s TumorGraft Technology Platform is a novel approach to personalizing cancer care based upon the implantation of human tumors in immune-deficient mice. The Company uses this technology, in conjunction with related services, to offer solutions for two consumer groups: Translational Oncology Solutions (“TOS”) and Personalized Oncology Solutions (“POS”) . The Company’s TOS business offers a technology platform to pharmaceutical and biotechnology companies using proprietary TumorGraft studies, which the Company believes may be predictive of how drugs may perform in clinical settings. POS assists physicians in developing personalized treatment options for their cancer patients through tumor specific data obtained from drug panels and related personalized oncology services.

The Company has two operating subsidiaries: Champions Oncology (Israel), Limited and Champions Biotechnology U.K., Limited. For the three months ended July 31, 2018 and 2017, there were no revenues earned by these subsidiaries.

The Company’s foreign subsidiaries functional currency is the U.S. dollar. Transaction gains and losses are recognized in earnings. The Company is subject to foreign exchange rate fluctuations in connection with the Company’s international operations.

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. All significant intercompany transactions and accounts have been eliminated. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in the Company’s annual consolidated financial statements for the year ended April 30, 2018, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 30, 2018.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash, Cash Equivalents and Restricted Cash

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents. At July 31, 2018 and April 30, 2018, cash equivalents were nil. Restricted cash as of July 31, 2018 and April 30, 2018 was $150,000 and $150,000, respectively, which is classified as a non-current asset on the consolidated balance sheets. This restricted cash serves primarily as collateral for corporate credit cards to provide financial assurance that the Company will fulfill its obligations. The cash is held in custody by the issuing bank, is restricted as to withdrawal or use, and is currently invested in an interest-bearing Certificate of Deposit (“CD”). As of November 2017, the Company has switched vendors and is no longer obligated to restrict this cash. The CD matures in October 2018, the second quarter of fiscal 2019, at which time the Company will not renew and will no longer account for this as restricted cash.

Cash, cash equivalents, and restricted cash consists of the following (table in thousands):

	July 31, 2018	April 30, 2018
	(unaudited)
Cash	$1,016	$856
Cash Equivalents	—	—
Cash and cash equivalents	1,016	856

Restricted cash	150	150
Total cash, cash equivalents, and restricted cash shown in the statement of cash flows	$1,166	$1,006

Liquidity

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our cash and cash equivalents, working capital management, proceeds from certain private placements and public offerings of our securities and sales of products and services. For the three months ended July 31, 2018, the Company had net income of approximately $482,000. As of July 31, 2018, the Company has an accumulated deficit of approximately $70.3 million, negative working capital of $1.9 million and cash and cash equivalents of $1 million. We believe that our cash and cash equivalents on hand, together with continued improved cash flows from operations, are adequate to fund operations through at least September 2019. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

Earnings Per Share

Basic net income or loss per share is computed by dividing the net income or loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing the net income loss for the period by the weighted-average number of shares of common stock plus dilutive potential common stock considered outstanding during the period. Such dilutive shares consist of incremental shares that would be issued upon exercise of the Company’s common stock purchase warrants and stock options.

	Three Months Ended July 31,
	2018	2017
Basic and diluted net loss per share computation (dollars in thousands except per share amounts):
Net income (loss) attributable to common stockholders	$482	$(674)
Weighted Average common shares – basic	11,012,281	10,982,159
Basic net income (loss) per share	$0.04	$(0.06)

Diluted income (loss) per share computation:
Net income (loss) attributable to common stockholders	$482	$(674)
Income (Loss) available to common stockholders	$482	$(674)

Weighted Average common shares	11,012,281	10,982,159
Incremental shares from assumed exercise of warrants and stock options	1,605,740	—
Adjusted weighted average share – diluted	12,618,021	10,982,159

Diluted net income (loss) per share	$0.04	$(0.06)

The following table reflects the total potential share-based instruments outstanding at July 31, 2018 and 2017 that could have an effect on the future computation of dilution per common share:

	July 31,
	2018	2017
Stock options	2,687,095	2,501,806
Warrants	2,004,284	2,004,284

Total common stock equivalents	4,691,379	4,506,090

Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements.  In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. Our ability to utilize net operating losses (“NOL”) carryforwards to offset our future taxable income taxes would be limited if we have undergone or were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code (the “IRC”). The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change. As of July 31, 2018 and April 30, 2018, the Company provided a valuation allowance for all net deferred tax assets, as recovery is not more likely than not based on an insufficient history of earnings.

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

The Company reflects tax benefits only if it is more likely than not that we will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  The Company has recorded $151,000 of liabilities related to uncertain tax positions relative to one of its foreign operations as of July 31, 2018 and April 30, 2018.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at July 31, 2018 and April 30, 2018, and has not recognized interest and/or penalties in the statement of operations for either period. We do not anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.

The income tax provision for the three months ended July 31, 2018 and 2017 was nil and $4,000, respectively.

Note 2. Significant Accounting Policies Update

Significant accounting policies are detailed in "Note 2: Significant Accounting Policies" of the Annual Report on Form 10-K for the year ended April 30, 2018. Significant changes to the Company's accounting policies as a result of adopting ASC 606 - Revenue from Contracts with Customers and all the related amendments ( "new revenue standard" or "ASC 606") are discussed below:

Revenue Recognition

All revenue is generated from contracts with customers. The Company's arrangements are service type contracts that mainly have a duration of less than a year. The Company recognizes revenue when control of these services is transferred to the customer in an amount, referred to as the transaction price, that reflects the consideration to which the Company is expected to be entitled in exchange for those services. The Company determines revenue recognition utilizing the following five steps: (1) identification of the contract with a customer, (2) identification of the performance obligations in the contract (promised goods or services that are distinct), (3) determination of the transaction price, (4) allocation of the transaction price to the performance obligations, and (5) recognition of revenue when, or as, the Company transfers control of the product or service for each performance obligation.

The Company records revenues net of any tax assessments by governmental authorities, such as value added taxes, that are imposed on and concurrent with specific revenue generating transactions.

Pharmacology Study, POS Services and Other Services

The Company generally enters into contracts with customers to provide oncology services with payments based on fixed-fee arrangements. At contract inception, the Company assesses the services promised in the contracts with customers to identify the performance obligations in the arrangement. The Company's fixed-fee arrangements for oncology services are considered a single performance obligation because the Company provides a highly-integrated service.

The Company recognizes revenue over time using a progress-based input method since there is no single output measure that would fairly depict the transfer of control over the life of the performance obligation. Revenue is recognized for the single performance obligation over time due to the Company's right to payment for work performed to date and the performance does not create an asset with an alternative use. The Company recognizes revenue as portions of the overall performance obligation are completed as this best depicts the progress of the performance obligation,

Variable Consideration

In some cases, contracts provide for variable consideration that is contingent upon the occurrence of uncertain future events, such as the success of the initial performance obligation. Variable consideration is estimated at the expected value or at the most likely amount depending on the type of consideration. Estimated amounts are included in the transaction price to the extent it is probable that a significant reversal of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved. The estimate of variable consideration and determination of whether to include estimated amounts in the transaction price are based largely on an assessment of its anticipated performance and all information (historical, current and forecasted) that is reasonably available to the Company.

Trade Receivables, Unbilled Services and Deferred Revenue

In general, billings and payments are established by contractual provisions including predetermined payment schedules, which may or may not correspond to the timing of the transfer of control of the Company's services under the contract. In general, the Company's intention in its invoicing (payment terms) is to maintain cash neutrality over the life of the contract. Upfront payments, when they occur, are intended to cover certain expenses the Company incurs at the beginning of the contract. Neither the Company nor its customers view such upfront payments and contracted payment schedules as a means of financing. Unbilled services primarily arise from timing of payment terms and when an input method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer.

Deferred Revenue consists of unearned payments received in excess of revenue recognized. As the contracted services are subsequently performed and the associated revenue is recognized, the unearned income balance is reduced by the amount of the revenue recognized during the period. Unearned income is classified as a current liability on the condensed consolidated balance sheet as the Company expects to recognize the associated revenue in less than one year.

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

	July 31, 2018	April 30, 2018
	(unaudited)
Furniture and fixtures	$74	$73
Computer equipment and software	1,001	973
Laboratory equipment	2,878	2,490
Assets in progress	58	15

Total property and equipment	4,011	3,551
Less: Accumulated depreciation	(1,586)	(1,468)

Property and equipment, net	$2,425	$2,083

Depreciation and amortization expense, excluding expense recorded under capital lease, was $111,000 and $36,000 for the three months ended July 31, 2018 and 2017, respectively. As of July 31, 2018 and April 30, 2018, property, plant and equipment included assets held under capital lease of $379,000 and $130,000, respectively. Related depreciation expense was $7,000 and $6,000, respectively, for the three months ended July 31, 2018 and 2017.

Capital Lease

In November 2014, the Company entered into a capital lease for laboratory equipment. The lease has costs of approximately $149,000 and matures on November 2019. The current monthly capital lease payment is approximately $3,000.

In July 2018, the Company entered into a second capital lease for laboratory equipment. The lease has costs of approximately $283,000 and matures in July 2020. The current monthly capital lease payment is approximately $11,000.

The following is a schedule by years of future minimum lease payments under both capital leases together with the present value of the net minimum lease payments as of July 31, 2018 (table in thousands):

For the Years Ended April 30,	Total
2019 (remaining)	$109
2020	143
2021	33

Total minimum payments	285
Less: amount representing interest	(19)
Present value of minimum payments	266
Less: current portion	(137)
$129

The present value of minimum future obligations shown above is calculated based on an interest rate of 5% for the November 2014 lease and 7% for the July 2018 lease. The short-term and long-term components of the capital lease obligation are included in accrued liabilities and other non-current liabilities, respectively at July 31, 2018 and April 30, 2018.

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

Stock-based compensation in the amount of $83,000 and $564,000 was recognized for the three months ended July 31, 2018 and 2017, respectively. Included in 2017 stock-based compensation under general and administrative line item is an option modificat ion charge of $56,529. Included in 2018 stock-based compensation under general and administrative line item is $7,500 issuance of common stock as compensation for services performed. Stock-based compensation expense was recognized as follows (table in thousands):

	Three Months Ended July 31,
	2018	2017
General and administrative	$60	$423
Sales and marketing	7	34
Research and development	4	80
Cost of oncology solutions	12	27
Total stock-based compensation expense	$83	$564

On July 31, 2018, there was $432,422 in unrecognized stock based compensation which will be recognized as expense over 3.8 years.

Stock Option Grants

Black-Scholes assumptions used to calculate the fair value of options granted during the three months ended July 31, 2018 and 2017 were as follows:

	Three Months Ended July 31,
	2018	2017
Expected term in years	6	6
Risk-free interest rates	2.82%	1.98%
Volatility	84.4%	87.1%
Dividend yield	—%	—%

The weighted average fair value of stock options granted during the three months ended July 31, 2018 and 2017 was $5.18 and $1.79, respectively. The Company’s stock options activity for the three months ended July 31, 2018 was as follows:

	Non- Employees	Directors and Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2018	50,000	2,655,845	2,705,845	$2.85	5.9	$5,265,000
Granted	—	1,250	1,250	7.17	9.9	1,000
Exercised	—	(20,000)	(20,000)	2.10
Forfeited	—	—	—	—
Canceled	—	—	—	—
Expired	—	—	—	—

Outstanding, July 31, 2018	50,000	2,637,095	2,687,095	2.85	5.8	$14,401,000

Vested and expected to vest as of July 31, 2018	50,000	2,637,095	2,687,095	2.69	5.8	$14,401,000

Exercisable as of July 31, 2018	25,836	2,454,721	2,480,557	2.63	5.5	$13,473,000

Stock Purchase Warrants

As of July 31, 2018 and April 30, 2018, the Company had warrants outstanding for the purchase of 2,004,284 shares of its common stock, all of which were exercisable. Activity related to these warrants, which expire at various dates through March 2020, is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2018	2,004,284	$5.57	1.8	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—

Outstanding, July 31, 2018	2,004,284	$5.57	1.6	$—

Note 5. Related Party Transactions

Related party transactions include transactions between the Company and its shareholders, management, or affiliates.  The following transactions were in the normal course of operations and were measured and recorded at the exchange amount, which is the amount of consideration established and agreed to by the parties.

Consulting Services

During the three months ended July 31, 2018 and 2017, the Company paid a member of its Board of Directors $18,000 and $18,000, respectively, for consulting services unrelated to his duties as a board member. During the three months ended July 31, 2018 and 2017, the Company paid an affiliate of a board member $20,686 and $22,529, respectively, for consulting services unrelated to their duties as board members. As of July 31, 2018, no amounts were due to these related parties.

Note 6. Commitments and Contingencies

Operating Leases

The Company currently leases its office facilities. Rent expenses totaled $188,000 and $102,000 for the three months ended July 31, 2018 and 2017, respectively. The Company considers its facilities adequate for our current operational needs.

The Company leases the following facilities under non-cancelable operating lease agreements:

•
One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in November 2021. The Company recognized $23,000 and $23,000 of rental costs relative to this lease for the three months ended July 31, 2018 and 2017, respectively.

•
855 North Wolfe Street, Suite 619, Baltimore, Maryland 21205, which consists of laboratories and office space where the Company conducted operations related to its primary service offerings.  This lease was terminated in October 2017. The Company transitioned its activities from this location to the new location in Rockville, MD. The Company recognized nil and $27,000 of rental costs relative to this lease for the three months ended July 31, 2018 and 2017, respectively.

•
450 East 29th Street, New York, New York, 10016, which was a laboratory facility. The Company recognized nil and $52,000 of rental expense for the three months ended July 31, 2018 and 2017, respectively. The lease expired in May 2017 and was not renewed.

•
1330 Piccard Drive, Suite 025, Rockville, MD 20850, which consists of laboratory and office space where the Company conducts operations related to its primary service offerings. The Company executed this lease on January 11, 2017. The operating commencement date was August 11, 2017. This lease expires in August 2028. The Company recognized $151,000 and nil of rental expense for the three months ended July 31, 2018 and 2017, respectively.

•
910 Clopper Road, Suites 260S and 280S, Gaithersburg, Maryland 20878, which consists of laboratory and office space where the Company will conduct operations related to its primary service offerings. The Company executed this lease on April 1, 2018. The operating commencement date was May 1, 2018. This lease expires in August 2028. The Company recognized $14,000 and nil of rental expense for three months ended July 31, 2018 and 2017, respectively.

Legal Matters

The Company is not currently party to any legal matters to its knowledge. The Company is not aware of any other matters that would have a material impact on the Company’s financial position or results of operations.

Note 7. Lines of Credit

On October 30, 2017, the Company entered into a line of credit agreement with a national bank which provides that the Company may borrow up to $1.5 million. Borrowings under the line bear interest payable monthly at the Wall Street Journal Prime Rate plus 1.5% to 2.0% and are secured by all assets of the Company. The balances payable under this arrangement are due on demand. As of July 31, 2018, there were no outstanding borrowings. The revolving line maturity date is October 29, 2018.

Note 8. Recent Accounting Pronouncements

Accounting Pronouncements Being Evaluated

In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting". This ASU expands the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Under the new guidance, the existing employee guidance will apply to nonemployee sharebased transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. The new accounting guidance will be effective for the Company on May 1, 2019. Early adoption is permitted. The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard will require most leases to be recognized on the balance sheet which will increase reported assets and liabilities. Lessor accounting remains substantially similar to current guidance. The new standard is effective for annual and interim periods in fiscal years beginning after December 15, 2018, which for us is the first quarter of fiscal 2019 and mandates a modified retrospective transition method. We are currently assessing the impact of this update on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

On November 17, 2016, the FASB issued ASU No. 2016-18, Restricted Cash (a consensus of the FASB Emerging Issues Task Force) ("ASU 2016-18"), which addresses classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 requires an entity's reconciliation of the beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include in cash and cash equivalents amounts generally described as restricted cash and restricted cash equivalents. ASU 2016-18 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. The Company adopted ASU 2016-18 on May 1, 2018. See "Note 1. Organization, Use of Estimates and Basis of Presentation" for additional disclosure.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments” . The new standard attempts to reduce diversity in practice in how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 provides guidance on eight specific cash flow issues. The new guidance will be effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company adopted this update on May 1, 2018 and as expected did not have a material impact on our consolidated financial statements.

In May 2014, the FASB and the International Accounting Standards Board issued a converged standard on the recognition of revenue from contracts with customers ("ASU 2014-09"). The objective of the new standard is to establish a single comprehensive revenue recognition model that is designed to create greater comparability of financial statements across industries and jurisdictions. Under the new standard, companies will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The Company adopted ASU 2014-09 on May 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption and by recognizing the cumulative effect of applying the standard as an adjustment to the Company’s Balance Sheet. The adoption of this update did not have a material impact on our consolidated financial statements. See "Note 9. Revenue from Contracts with Customers" for more information.

Note 9. Revenue from Contracts with Customers

Oncology Services Revenue

The Company adopted ASC 606 on May 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for the three months ended July 31, 2018 reflect the application of ASC 606, while the reported results for the three months ended July 31, 2017 were prepared under ASC 605 - Revenue Recognition and other authoritative guidance in effect for this period. In accordance with ASC 606, revenue is now recognized when, or as, a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services.

A performance obligation is a promise (or a combination of promises) in a contract to transfer distinct goods or services to a customer and is the unit of accounting under ASC 606 for the purposes of revenue recognition. A contract's transaction price is allocated to each separate performance obligation based upon the standalone selling price and is recognized as revenue, when, or as, the performance obligation is satisfied. The majority of the Company's contracts have a single performance obligation because the promise to transfer individual services is not separately identifiable from other promises in the contracts, and therefore, is not distinct.

The majority of the Company's revenue arrangements are service contracts that are complete within a year or less. There are a few contracts that range in duration between 1 and 3 years. Substantially all of the Company's performance obligations, and associated revenue, are transferred to the customer over time. Most of the Company's contracts can be terminated by the customer without cause. In the event of termination, the Company's contracts provide that the customer pay the Company for services rendered through the termination date. The Company generally receives compensation based on a predetermine invoicing schedule relating to specific milestones for that contract. In addition, in certain instances a customer contract may include forms of variable consideration such as performance increases or other provisions that can increase or decrease the transaction price. This variable consideration is generally awarded upon achievement of certain performance metrics. For the purposes of revenue recognition, variable consideration is assessed on a contract-by-contract basis and the amount to be recorded is estimated based on the assessment of the Company's anticipated performance and consideration of all information that is reasonably available. Variable consideration is recognized as revenue if and when it is deemed probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved in the future.

Amendments to contracts are common. The Company evaluates each amendment which meets the criteria of a contract modification under ASC 606. Each modification is further evaluated to determine whether the contract modification should be accounted for as a separate contract or as a continuation of the original agreement. Under ASC 606-10-25-12: “An entity shall account for a contract modification as a separate contract if both of the following conditions are present:

a)	The scope of the contract increases because of the addition of promised goods or services that are distinct (in accordance with paragraphs 606-10-25-18 through 25-22);

b)
The price of the contract increases by an amount of consideration that reflects the entity’s standalone selling prices of the additional promised goods or services and any appropriate adjustments to that price to reflect the circumstances of the particular contract. For example, an entity may adjust the standalone selling price of an additional good or service for a discount that the customer receives, because it is not necessary for the entity to incur the selling-related costs that it would incur when selling a similar good or service to a new customer.”

The Company accounts for amendments as a separate contract as they meet the criteria under ASC 606-10-25-12.

The following tables represents disaggregated revenue for the three months ended July 31, 2018 and 2017:

	Three Months Ended July 31,
	2018	2017
Pharmacology services	$5,777	$4,480
Personalized oncology services	359	439
Other	89	114
Total Oncology services revenue	$6,225	$5,033

Contract Balances

Contract assets include unbilled amounts typically resulting from revenue recognized in excess of the amounts billed to the customer for which the right to payment is subject to factors other than the passage of time. These amounts may not exceed their net realizable value. Contract assets are generally classified as current. Contract liabilities consist of customer payments received in advance of performance and billings in excess of revenue recognized, net of revenue recognized from the balance at the beginning of the period. Contract assets and liabilities are presented on the balance sheet on a net contract-by-contract basis at the end of each reporting period.

Capitalized Costs

The Company capitalizes certain costs associated with commissions and bonuses paid to its employees because these costs are incurred in obtaining contracts that have a term greater than one year. The Company amortizes these costs in a manner that is consistent with the pattern of revenue recognition relating to each of these contracts. The Company expenses obtainment costs for contracts that have a term of one year or less.

Note 10. Accounts Receivable, Unbilled Services and Deferred Revenue

Accounts receivable and unbilled services were as follows (in thousands):

	July 31, 2018	April 30, 2018
	(unaudited)
Accounts receivable	$1,153	$1,827
Unbilled services	2,629	2,103
Total accounts receivable and unbilled services	3,782	3,930
Less allowance for doubtful accounts	(13)	(13)
Total accounts receivable, net	$3,769	$3,917

Deferred Revenue were as follows (in thousands):

	July 31, 2018	April 30, 2018
	(unaudited)
Deferred revenue	$4,263	$4,704

Deferred revenue is shown under the current liability section on the Company's balance sheet.

Note 11. Subsequent Events

On August 23, 2018 and August 27, 2018 the following transaction occurred:

•	114,583 warrants were exercised at an exercise price per warrant of $5.76,

•	8,594 warrants were exercised at an exercise price per warrant of $5.76.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the condensed consolidated financial statements and related notes that appear elsewhere in this report and our most recent annual report for the year ended April 30, 2018, as filed on Form 10-K.

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

Forward-looking statements speak only as of the date the statements are made. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2018, as updated in our subsequent reports filed with the SEC, including any updates found in Part II, Item 1A of this or other reports on Form 10-Q. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

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

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through cash and cash equivalents, working capital management, proceeds from certain private placements and public offerings of our securities and sales of products and services. For the three months ended July 31, 2018, the Company had net income of approximately $482,000. As of July 31, 2018, the Company has an accumulated deficit of approximately $70.3 million, negative working capital of $1.9 million and cash and cash equivalents of $1 million. We believe that our cash and cash equivalents on hand, together with continued improved cash flows from operations, are adequate to fund operations through at least September 2019. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

Operating Results

The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Three Months Ended July 31,
	2018	% of Revenue	2017	% of Revenue	% Change
Operating revenue:
Oncology solutions	6,225	100.0	5,033	100.0	23.7%

Total operating revenue	6,225	100.0	5,033	100.0	23.7

Costs and operating expenses:
Cost of oncology solutions	3,083	49.5	2,642	52.5	16.7
Research and development	1,088	17.5	1,118	22.2	(2.7)
Sales and marketing	518	8.3	683	13.6	(24.2)
General and administrative	1,055	16.9	1,209	24.0	(12.7)

Total costs and operating expenses	5,744	92.3	5,652	112.3	1.6
Income (Loss) from operations	$481	7.7%	$(619)	(12.4)%	(177.7)%

Operating Revenues

Operating revenues were $6.2 million and $5.0 million for the three months ended July 31, 2018 and 2017, respectively, an increase of $1.2 million or 23.7%. The increase is TOS revenue is due to increased sales, both in number and size of studies, and growth of the platform.

Cost of Oncology Solutions

Cost of oncology solutions for the three months ended July 31, 2018 and 2017 were $3.0 million and $2.6 million, respectively, an increase of $441,000 or 16.7%. For the three months ended July 31, 2018 and 2017, gross margins were 50.5% and 47.5%, respectively. The increase in cost of sales was due to an increase in TOS study volume. Gross margin varies based on timing differences between expense and revenue recognition; however, the improvement can be attributed to leveraging the fixed cost component of cost of sales against a growing revenue base.

 Research and Development

Research and development expenses for the three months ended July 31, 2018 and 2017 were $1.0 million and $1.1 million, respectively, a decrease of $30,000 or (2.7%).

Sales and Marketing

Sales and marketing expenses for the three months ended July 31, 2018 and 2017 were $518,000 and $683,000, respectively, a decrease of $165,000, or (24.2%). The decrease is mainly due to a reduction in payroll expenses.

General and Administrative

General and administrative expenses for the three months ended July 31, 2018 and 2017 were $1.1 million and $1.2 million, respectively, a decrease of $154,000, or (12.7)%. The decrease is primarily due to a decrease in stock based compensation expense.

Inflation

Inflation does not have a meaningful impact on the results of our operations.

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash provided by operating activities was $336,000 for the three months ended July 31, 2018 compared to net cash used in operating activities of $1.9 million for the three months ended July 31, 2017, respectively. The improvement in cash flow is the result of revenue growth.

Cash Flows from Investing Activities

Net cash used in investing activities was $211,000 and $910,000 for the three months ended July 31, 2018 and 2017, respectively.  The current capital investment is the result of continued expansion of the Company’s product and service offerings. The prior year cash outflows was due to the purchase of property and equipment relating to the Company's new lab facility in Rockville, Maryland.

Cash Flows from Financing Activities

Net cash provided by financing activities was $35,000 compared to the net cash used in financing activities of $7,000 for the three months ended July 31, 2018 and 2017, respectively. The net cash used in financing activities relates to our capital lease and the exercise of stock options.

Critical Accounting Estimates and Policies

The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to apply methodologies and make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates of the Company include, among other things, accounts receivable realization, revenue recognition (replacement of licensed tumors), valuation allowance for deferred tax assets, valuation of goodwill, and stock compensation and warrant assumptions. Actual results could differ from those estimates. The Company’s critical accounting policies are summarized in the Company’s Annual Report on Form 10-K, filed with the SEC on July 30, 2018.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2018 at the reasonable assurance level in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We may not be able to meet our cash requirements beyond September 2019 without continued improved cash flows from operations, reducing the scope of our activities or obtaining additional capital from external sources, and if we are unable to do so, we may not be able to continue as a going concern.

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our cash and cash equivalents, working capital management, proceeds from certain private placements and public offerings of our securities and sales of products and services. For the three months ended July 31, 2018, the Company had a net income of approximately $482,000. As of July 31, 2018, the Company has an accumulated deficit of approximately $70.3 million, negative working capital of $1.9 million and cash and cash equivalents of $1 million. We believe that our cash and cash equivalents on hand, together with continued improved cash flows from operations, are adequate to fund operations through at least September 2019. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

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

CHAMPIONS ONCOLOGY, INC.
(Registrant)

Date: September 14, 2018	By:	/s/ Ronnie Morris
Ronnie Morris
Chief Executive Officer
(principal executive officer)

Date: September 14, 2018	By:	/s/ David Miller
David Miller
Chief Financial Officer
(principal financial and accounting officer)