Form 10-Q
period 2018-10-31
CHAMPIONS ONCOLOGY, INC.
filed 2018-12-17
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2018
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
 The number of Common Shares of the Registrant outstanding as of December 12, 2018 was 11,474,805.

DOCUMENTS INCORPORATED BY REFERENCE - None

INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2018

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHAMPIONS ONCOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	October 31, 2018	April 30, 2018
	(unaudited)
ASSETS
Current assets:
Cash	$1,956	$856
Accounts receivable, net	4,703	3,917
Prepaid expenses and other current assets	262	287

Total current assets	6,921	5,060

Restricted cash	—	150
Property and equipment, net	2,535	2,083
Other long term assets	114	116
Goodwill	669	669

Total assets	$10,239	$8,078

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,021	$2,154
Accrued liabilities	341	569
Current portion of capital lease	142	26
Deferred revenue	4,828	4,704

Total current liabilities	7,332	7,453

Deferred rent	669	454
Capital lease, net of current portion	95	17
Other non-current liabilities	151	151

Total liabilities	$8,247	$8,075

Stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 11,474,805 and 11,277,675 shares issued and 11,474,805 and 11,003,228 shares outstanding as of October 31 2018 and April 30, 2018, respectively	11	11
Treasury stock, at cost, nil and 269,685 common shares as of October 31, 2018 and April 30, 2018	—	(1,252)
Additional paid-in capital	72,057	72,070
Accumulated deficit	(70,076)	(70,826)

Total stockholders’ equity	1,992	3

Total liabilities and stockholders’ equity	$10,239	$8,078

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017
Operating revenue:
Total operating revenue	$6,693	$5,203	$12,919	$10,237

Costs and operating expenses:
Cost of oncology solutions	3,451	2,653	6,533	5,294
Research and development	1,193	1,115	2,282	2,233
Sales and marketing	740	551	1,259	1,235
General and administrative	1,034	954	2,088	2,164

Total costs and operating expenses	6,418	5,273	12,162	10,926

Income (loss) from operations	275	(70)	757	(689)

Other expense:
Other expense	(7)	(13)	(6)	(64)

Total other expense	(7)	(13)	(6)	(64)

Income (loss) before provision for income taxes	268	(83)	751	(753)
Provision for income taxes	1	11	1	15

Net income (loss)	$267	$(94)	$750	$(768)

Net income (loss) per common share outstanding
basic	$0.02	$(0.01)	$0.07	$(0.07)
and diluted	$0.02	$(0.01)	$0.06	$(0.07)

Weighted average common shares outstanding
basic	11,278,312	10,988,321	11,135,358	10,984,703
and diluted	14,037,090	10,988,321	13,491,502	10,984,703

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in Thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, May 1, 2018	11,003,228	$11	269,685	$(1,252)	$72,070	$(70,826)	$3
Stock-based compensation	—	—	—	—	75	—	75
Issuance of common stock for services	4,762	—	—	—	—	—	—
Issuance of common stock on exercise of stock options	20,000	—	—	—	42	—	42
Net income	—	—	—	—	—	483	483

Balance, July 31, 2018	11,027,990	$11	269,685	$(1,252)	$72,187	$(70,343)	$603
Stock-based compensation and modification expense	—	—	—	—	88	—	88
Issuance of common stock on exercise of stock options and warrants	446,815	—	(269,685)	1,252	(218)	—	1,034
Net income	—	—	—	—	—	267	267

Balance, October 31, 2018	11,474,805	$11	—	$—	$72,057	$(70,076)	$1,992

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Six Months Ended October 31,
	2018	2017
Operating activities:
Net income (loss)	$750	$(768)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation and modification expense	163	711
Issuance of common stock for services	8	30
Depreciation and amortization expense	269	132
Allowance for doubtful accounts	—	(41)
Deferred rent	216	151
Changes in operating assets and liabilities:
Accounts receivable	(786)	(263)
Prepaid expenses and other current assets	25	(3)
Accounts payable	(141)	(303)
Accrued liabilities	(228)	(295)
Deferred revenue	124	(1,031)

Net cash provided by (used in) operating activities	400	(1,680)

Investing activities:
Purchase of property and equipment	(486)	(942)

Net cash used in investing activities	(486)	(942)

Financing activities:
Proceeds from exercise of options	1,076	—
Capital lease payments	(40)	(13)

Net cash provided by (used in) financing activities	1,036	(13)

Increase/(decrease) in cash and restricted cash	950	(2,635)
Cash and restricted cash at beginning of period	1,006	3,295

Cash and restricted cash at end of period	$1,956	$660

Non-cash investing activities:
Purchase equipment under capital lease	235	—

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

The Company has two operating subsidiaries: Champions Oncology (Israel), Limited and Champions Biotechnology U.K., Limited. For the three and six months ended October 31, 2018 and 2017, there were no revenues earned by these subsidiaries.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The Company has reclassified prior year amounts to conform to the current year presentation.

Cash, Cash Equivalents and Restricted Cash

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents. At October 31, 2018 and April 30, 2018, cash equivalents were nil. Restricted cash as of October 31, 2018 and April 30, 2018 was nil and $150,000, respectively, which is classified as a non-current asset on the consolidated balance sheets. This restricted cash served primarily as collateral for corporate credit cards to provide financial assurance that the Company will fulfill its obligations. The cash was held in custody by the issuing bank, was restricted as to withdrawal or use, and was invested in an interest-bearing Certificate of Deposit (“CD”). The CD matured in October 2018 and the issuing bank determined it was not necessary for the Company to renew. As a result, the $150,000 is currently included in cash on the Company's October 31, 2018 Condensed Consolidated Balance Sheet.

Cash and restricted cash consists of the following (table in thousands):

	October 31, 2018	April 30, 2018
	(unaudited)
Cash	$1,956	$856
Restricted cash	—	150
Total cash and restricted cash shown in the statement of cash flows	$1,956	$1,006

Liquidity

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our cash, working capital management, proceeds from certain private placements and public offerings of our securities and sales of products and services. For the six months ended October 31, 2018, the Company had net income of approximately $750,000 and cash flows from operations of $400,000. As of October 31, 2018, the Company had an accumulated deficit of approximately $70.1 million, negative working capital of $411,000 and cash of $2.0 million. We believe that our cash on hand, together with continued improved cash flows from operations, are adequate to fund operations through at least December 2019. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017
Basic and diluted net loss per share computation (dollars in thousands):
Net income (loss) attributable to common stockholders	$267	$(94)	$750	$(768)
Weighted Average common shares – basic	11,278,312	10,988,321	11,135,358	10,984,703
Basic net income (loss) per share	$0.02	$(0.01)	$0.07	$(0.07)

Diluted income (loss) per share computation:
Net income (loss) attributable to common stockholders	$267	$(94)	$750	$(768)
Income (loss) available to common stockholders	$267	$(94)	$750	$(768)

Weighted Average common shares	11,278,312	10,988,321	11,135,358	10,984,703
Incremental shares from assumed exercise of warrants and stock options	2,758,778	—	2,356,144	—
Adjusted weighted average share – diluted	14,037,090	10,988,321	13,491,502	10,984,703

Diluted net income (loss) per share	$0.02	$(0.01)	$0.06	$(0.07)

The following table reflects the total potential share-based instruments outstanding at October 31, 2018 and 2017 that could have an effect on the future computation of dilution per common share:

	October 31,
	2018	2017
Stock options	2,466,877	2,494,930
Warrants	1,878,219	2,004,284

Total common stock equivalents	4,345,096	4,499,214

Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements.  In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. Our ability to utilize net operating losses (“NOL”) carryforwards to offset our future taxable income taxes would be limited if we have undergone or were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code (the “IRC”). The Company is currently in the process of a Section 382 study and believes there are adequate NOL's available to offset any net income generated during the fiscal year ending April 30, 2019. The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change. As of October 31, 2018 and April 30, 2018, the Company provided a valuation allowance for all net deferred tax assets, as recovery is not more likely than not based on an insufficient history of earnings.

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

The Company reflects tax benefits only if it is more likely than not that we will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  The Company has recorded $151,000 of liabilities related to uncertain tax positions relative to one of its foreign operations as of October 31, 2018 and April 30, 2018.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at October 31, 2018 and April 30, 2018, and has not recognized interest and/or penalties in the statement of operations for either period. We do not anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.

The income tax provision for the six months ended October 31, 2018 and 2017 was $1,000 and $15,000, respectively.

Note 2. Significant Accounting Policies Update

Significant accounting policies are detailed in "Note 2: Significant Accounting Policies" of the Annual Report on Form 10-K for the year ended April 30, 2018. Significant changes to the Company's accounting policies as a result of adopting ASC 606 - Revenue from Contracts with Customers and all the related amendments (“New Revenue Standard” or “ASC 606”) are discussed below:

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

The Company recognizes revenue over time using a progress-based input method since there is no single output measure that would fairly depict the transfer of control over the life of the performance obligation. Revenue is recognized for the single performance obligation over time due to the Company's right to payment for work performed to date and the performance does not create an asset with an alternative use. The Company recognizes revenue as portions of the overall performance obligation are completed as this best depicts the progress of the performance obligation.

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

Deferred revenue consists of unearned payments received in excess of revenue recognized. As the contracted services are subsequently performed and the associated revenue is recognized, the deferred revenue balance is reduced by the amount of the revenue recognized during the period. Deferred revenue is classified as a current liability on the condensed consolidated balance sheet as the Company expects to recognize the associated revenue in less than one year.

Note 3. Accounts Receivable, Unbilled Services and Deferred Revenue

Accounts receivable and unbilled services were as follows (in thousands):

	October 31, 2018	April 30, 2018
	(unaudited)
Accounts receivable	$3,112	$1,827
Unbilled services	1,604	2,103
Total accounts receivable and unbilled services	4,716	3,930
Less allowance for doubtful accounts	(13)	(13)
Total accounts receivable, net	$4,703	$3,917

Deferred revenue was as follows (in thousands):

	October 31, 2018	April 30, 2018
	(unaudited)
Deferred revenue	$4,828	$4,704

Deferred revenue is shown as a current liability on the Company's balance sheet.

Note 4. Revenue from Contracts with Customers

Oncology Services Revenue

The Company adopted ASC 606 on May 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for the three months ended October 31, 2018 reflect the application of ASC 606, while the reported results for the three months ended October 31, 2017 were prepared under ASC 605 - Revenue Recognition and other authoritative guidance in effect for this period. In accordance with ASC 606, revenue is now recognized when, or as, a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services.

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

The majority of the Company's revenue arrangements are service contracts that are complete within a year or less. There are a few contracts that range in duration between 1 and 3 years. Substantially all of the Company's performance obligations, and associated revenue, are transferred to the customer over time. Most of the Company's contracts can be terminated by the customer without cause. In the event of termination, the Company's contracts provide that the customer pay the Company for services rendered through the termination date. The Company generally receives compensation based on a predetermined invoicing schedule relating to specific milestones for that contract. In addition, in certain instances a customer contract may include forms of variable consideration such as performance increases or other provisions that can increase or decrease the transaction price. This variable consideration is generally awarded upon achievement of certain performance metrics. For the purposes of revenue recognition, variable consideration is assessed on a contract-by-contract basis and the amount to be recorded is estimated based on the assessment of the Company's anticipated performance and consideration of all information that is reasonably available. Variable consideration is recognized as revenue if and when it is deemed probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved in the future.

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

The Company accounts for amendments as a separate contract as they meet the criteria under ASC 606-10-25-12.

The following tables represents disaggregated revenue for the three and six months ended October 31, 2018 and 2017:

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017
Pharmacology services	$6,236	$4,673	$12,013	$9,154
Personalized oncology services	249	378	609	818
Other	208	152	297	265
Total Oncology services revenue	$6,693	$5,203	$12,919	$10,237

Contract Balances

Contract assets include unbilled amounts typically resulting from revenue recognized in excess of the amounts billed to the customer for which the right to payment is subject to factors other than the passage of time. These amounts may not exceed their net realizable value. Contract assets are classified as current. Contract liabilities consist of customer payments received in advance of performance and billings in excess of revenue recognized, net of revenue recognized from the balance at the beginning of the period. Contract assets and liabilities are presented on the balance sheet on a net contract-by-contract basis at the end of each reporting period.

Note 5. Property and Equipment

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

	October 31, 2018	April 30, 2018
	(unaudited)
Furniture and fixtures	$74	$73
Computer equipment and software	1,020	973
Laboratory equipment	3,153	2,490
Assets in progress	25	15

Total property and equipment	4,272	3,551
Less: Accumulated depreciation	(1,737)	(1,468)

Property and equipment, net	$2,535	$2,083

Depreciation and amortization expense, excluding expense recorded under capital lease, was $115,000 and $83,000 for the three months ended October 31, 2018 and 2017, respectively, and $226,000 and $119,000 for the six months ended October 31, 2018 and 2017. As of October 31, 2018 and April 30, 2018, property, plant and equipment included assets held under capital lease of $366,000 and $130,000, respectively. Related depreciation expense was $36,000 and $7,000, respectively, for the three months ended October 31, 2018 and 2017, and $43,000 and $13,000 for the six months ended October 31, 2018 and 2017.

Capital Lease

In November 2014, the Company entered into a capital lease for laboratory equipment. The lease has costs of approximately $149,000 and matures in November 2019. The current monthly capital lease payment is approximately $3,000.

In July 2018, the Company entered into a second capital lease for laboratory equipment. The lease has costs of approximately $266,000 and matures in July 2020. The current monthly capital lease payment is approximately $11,000.

The following is a schedule by years of future minimum lease payments under both capital leases together with the present value of the net minimum lease payments as of October 31, 2018 (table in thousands):

For the Years Ended April 30,	Total
2019 (remaining)	$77
2020	142
2021	32

Total minimum payments	251
Less: amount representing interest	(14)
Present value of minimum payments	237
Less: current portion	(142)
$95

The present value of minimum future obligations shown above is calculated based on an interest rate of 5% for the November 2014 lease and 7% for the July 2018 lease. The short-term and long-term components of the capital lease obligation are included in accrued liabilities and other non-current liabilities, respectively at October 31, 2018 and April 30, 2018.

Note 6. Share-Based Payments

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

Stock-based compensation in the amount of $88,000 and $148,000 was recognized for the three months ended October 31, 2018 and 2017, respectively. The decrease in 2018 is due to a $56,529 option modification charge that was included in 2017 stock-based compensation under general and administrative expenses. Stock-based compensation in the amount of $171,000 and $741,000 was recognized for the six months ended October 31, 2018 and 2017, respectively. Included in 2018 stock-based compensation expense for the six months ended October 31, 2018 and 2017 under general and administrative line item is $7,500 and $30,000 issuance of common stock as compensation for services performed, respectively. Stock-based compensation expense was recognized as follows (table in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017
General and administrative	$23	$96	$83	$549
Sales and marketing	40	7	47	41
Research and development	5	42	9	122
Cost of oncology solutions	20	3	32	29
Total stock-based compensation expense	$88	$148	$171	$741

On October 31, 2018, there was $1,244,698 in unrecognized stock based compensation which will be recognized as expense over 4.5 years.

Stock Option Grants

Black-Scholes assumptions used to calculate the fair value of options granted during the three and six months ended October 31, 2018 and 2017 were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2018	2017	2018	2017
Expected term in years	6	—	6	6
Risk-free interest rates	2.78%	—%	2.78% - 2.82%	1.98%
Volatility	83.88%	—%	83.88% - 84.35%	87.10%
Dividend yield	—%	—%	—%	—%

The weighted average fair value of stock options granted during the three months ended October 31, 2018 and 2017 was $6.17 and $0.00, respectively, and $6.16 and $1.84 was recognized for the six months ended October 31, 2018. The Company’s stock options activity for the six months ended October 31, 2018 was as follows:

	Non- Employees	Directors and Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2018	50,000	2,655,845	2,705,845	$2.85	5.9	$5,265,000
Granted	—	141,957	141,957	8.55	9.8
Exercised	—	(380,925)	(380,925)	2.16	4.8	2,782,000
Forfeited	—	—	—	—
Canceled	—	—	—	—
Expired	—	—	—	—

Outstanding, October 31, 2018	50,000	2,416,877	2,466,877	3.28	5.9	$22,630,000

Vested and expected to vest as of October 31, 2018	50,000	2,416,877	2,466,877	3.11	5.9	$22,630,000

Exercisable as of October 31, 2018	25,836	2,110,961	2,136,797	2.71	5.4	$20,410,000

Stock Purchase Warrants

As of October 31, 2018 and April 30, 2018, the Company had warrants outstanding for the purchase of 1,878,219 and 2,004,284, respectively, shares of its common stock, all of which were exercisable. Activity related to these warrants, which expire at various dates through March 2020, is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2018	2,004,284	$5.57	1.8	$—
Granted	—	—	—	—
Exercised	(126,065)	5.74	—	—
Expired	—	—	—	—

Outstanding, October 31, 2018	1,878,219	$5.56	1.27	$—

Note 7. Related Party Transactions

Related party transactions include transactions between the Company and its shareholders, management, or affiliates.  The following transactions were in the normal course of operations and were measured and recorded at the exchange amount, which is the amount of consideration established and agreed to by the parties.

Consulting Services

During each of the six months ended October 31, 2018 and 2017, the Company paid a member of its Board of Directors $36,000, for consulting services unrelated to his duties as a board member. During the six months ended October 31, 2018 and 2017, the Company paid an affiliate of a board member $37,261 and $48,718, respectively, for consulting services unrelated to their duties as board members. As of October 31, 2018, no amounts were due to these related parties.

Note 8. Commitments and Contingencies

Operating Leases

The Company currently leases its office facilities. Rent expenses totaled $375,000 and $306,000 for the six months ended October 31, 2018 and 2017, respectively. The Company considers its facilities adequate for our current operational needs.

The Company leases the following facilities under non-cancelable operating lease agreements:

•
One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in November 2021. The Company recognized $45,000 and $45,000 of rental costs relative to this lease for the six months ended October 31, 2018 and 2017, respectively.

•
855 North Wolfe Street, Suite 619, Baltimore, Maryland 21205, which consists of laboratories and office space where the Company conducted operations related to its primary service offerings.  This lease was terminated in October 2017. The Company transitioned its activities from this location to 1330 Piccard Drive, Suite 025, Rockville, MD. The Company recognized nil and $58,000 of rental costs relative to this lease for the six months ended October 31, 2018 and 2017, respectively.

•
450 East 29th Street, New York, New York, 10016, which was a laboratory facility. The Company recognized nil and $52,000 of rental expense for the six months ended October 31, 2018 and 2017, respectively. The lease expired in May 2017 and was not renewed.

•
1330 Piccard Drive, Suite 025, Rockville, MD 20850, which consists of laboratory and office space where the Company conducts operations related to its primary service offerings. The Company executed this lease on January 11, 2017. The operating commencement date was August 11, 2017. This lease expires in August 2028. The Company recognized $302,000 and $151,000 of rental expense for the six months ended October 31, 2018 and 2017, respectively.

•
910 Clopper Road, Suites 260S and 280S, Gaithersburg, Maryland 20878, which consists of laboratory and office space where the Company conducts operations related to its primary service offerings. The Company executed this lease on April 1, 2018. The operating commencement date was May 1, 2018. This lease expires in August 2028. The Company recognized $28,000 and nil of rental expense for six months ended October 31, 2018 and 2017, respectively. The Company will transition its activities from this location to the New Location, as defined below, and will terminate this lease seven days after the commencement date of the New Location.

•
1405 Research Boulevard, Suites 125, Rockville, Maryland 20850 (“New Location”), which consists of laboratory and office space where the Company will conduct operations related to its primary service offerings. The Company executed this lease on November 1, 2018. The operating commencement date is January 15, 2019. This lease expires in January 2024. The Company recognized nil of rental expense for fiscal 2018 and 2017.

Future minimum lease payments due each fiscal year as follows (in thousands):

2019 (remaining)	$327
2020	940
2021	1,024
2022	1,002
2023	964
Thereafter	4,087
$8,344

Legal Matters

The Company is not currently party to any legal matters to its knowledge. The Company is not aware of any other matters that would have a material impact on the Company’s financial position or results of operations.

Note 9. Lines of Credit

On October 30, 2017, the Company entered into a line of credit agreement with a national bank which provides that the Company may borrow up to $1.5 million. The revolving line maturity date was October 29, 2018 and the line of credit was not renewed. The Company believes that such line of credit is not currently necessary to fund the Company's working capital needs.

Note 10. Recent Accounting Pronouncements

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases". The new standard will require most leases to be recognized on the balance sheet which will increase reported assets and liabilities and significant disclosure requirements. Lessor accounting remains substantially similar to current guidance. The new accounting guidance will be effective for the Company on May 1, 2019 and mandates a modified retrospective transition method. We are currently assessing the impact of this update on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

In August 2018, the Securities and Exchange Commission issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to the Company’s financial reporting is the inclusion of the annual disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods.  The Company has adopted this new rule beginning with its financial reporting for the quarter ended October 31, 2018.

On November 17, 2016, the FASB issued ASU No. 2016-18, "Restricted Cash (a consensus of the FASB Emerging Issues Task Force)" ("ASU 2016-18"), which addresses classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 requires an entity's reconciliation of the beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include in cash and cash equivalents amounts generally described as restricted cash and restricted cash equivalents. ASU 2016-18 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. The Company adopted ASU 2016-18 on May 1, 2018. See "Note 1. Organization, Use of Estimates and Basis of Presentation" for additional disclosure.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”. The new standard attempts to reduce diversity in practice in how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 provides guidance on eight specific cash flow issues. The new guidance will be effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company adopted this update on May 1, 2018 and did not have a material impact on our consolidated financial statements.

In May 2014, the FASB and the International Accounting Standards Board issued a converged standard on the recognition of revenue from contracts with customers ("ASU 2014-09"). The objective of the new standard is to establish a single comprehensive revenue recognition model that is designed to create greater comparability of financial statements across industries and jurisdictions. Under the new standard, companies will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The Company adopted ASU 2014-09 on May 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption and by recognizing the cumulative effect of applying the standard as an adjustment to the Company’s Balance Sheet. The adoption of this update did not have a material measurement impact on our consolidated financial statements. See "Note 9. Revenue from Contracts with Customers" for more information.

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

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through cash, working capital management, proceeds from certain private placements and public offerings of our securities and sales of products and services. For the six months ended October 31, 2018, the Company had net income of approximately $750,000 and cash flows from operations of $400,000. As of October 31, 2018, the Company had an accumulated deficit of approximately $70.1 million, negative working capital of $411,000 and cash of $2.0 million. We believe that our cash on hand, together with continued improved cash flows from operations, are adequate to fund operations through at least December 2019. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

Operating Results

The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Three Months Ended October 31,
	2018	% of Revenue	2017	% of Revenue	% Change
Operating revenue:
Total operating revenue	$6,693	100.0%	$5,203	100.0%	28.6%

Costs and operating expenses:
Cost of oncology solutions	3,451	51.7	2,653	51.0	30.1
Research and development	1,193	17.8	1,115	21.4	7.0
Sales and marketing	740	11.1	551	10.6	34.3
General and administrative	1,034	15.4	954	18.3	8.4

Total costs and operating expenses	6,418	96.0	5,273	101.3	21.7
Income (loss) from operations	$275	4.0%	$(70)	(1.3)%	(492.9)%

	For the Six Months Ended October 31,
	2018	% of Revenue	2017	% of Revenue	% Change
Operating revenue:
Total operating revenue	$12,919	100.0%	$10,237	100.0%	26.2%

Costs and operating expenses:
Cost of oncology solutions	6,533	50.6	5,294	51.7	23.4
Research and development	2,282	17.7	2,233	21.8	2.2
Sales and marketing	1,259	9.7	1,235	12.1	1.9
General and administrative	2,088	16.2	2,164	21.1	(3.5)

Total costs and operating expenses	12,162	94.2	10,926	106.7	11.3
Income (loss) from operations	$757	5.8%	$(689)	(6.7)%	(209.9)%

Operating Revenues

Operating revenues were $6.7 million and $5.2 million for the three months ended October 31, 2018 and 2017, respectively, an increase of $1.5 million or 28.6%. The increase is TOS revenue is due to increased sales, both in number and size of studies, expanding our customer base, and growth of the platform. Operating revenues were $12.9 million and $10.2 million for the six months ended October 31, 2018 and 2017, respectively, an increase of $2.7 million or 26.2%.

Cost of Oncology Solutions

Cost of oncology solutions for the three months ended October 31, 2018 and 2017 were $3.5 million and $2.7 million, respectively, an increase of $798,000 or 30.1%.  For the three months ended October 31, 2018 and 2017, gross margins were 48.4% and 49.0%, respectively. Cost of oncology solutions for the six months ended October 31, 2018 and 2017 were $6.5 million and $5.3 million, respectively, an increase of $1.2 million or 23.4%.  For the six months ended October 31, 2018 and 2017, gross margins were 49.4% and 48.3%, respectively. The increase in cost of sales during the three and six month periods were mainly due to an increase in TOS study volume. Gross margin varies based on timing differences between expense and revenue recognition.

 Research and Development

Research and development expenses for the three months ended October 31, 2018 and 2017 were $1.2 million and $1.1 million, respectively, an increase of $78,000 or 7.0%. Research and development expenses for the six months ended October 31, 2018 and 2017 were $2.3 million and $2.2 million, respectively, an increase of $49,000 or 2.2%.

Sales and Marketing

Sales and marketing expenses for the three months ended October 31, 2018 and 2017 were $740,000 and $551,000, respectively, an increase of $189,000, or 34.3%. The increase is mainly due to an increase in salary expense.  Sales and marketing expenses for the six months ended October 31, 2018 and 2017 was $1.3 million and $1.2 million, respectively, an increase of $24,000 or 1.9%.

General and Administrative

General and administrative expenses for the three months ended October 31, 2018 and 2017 were $1.0 million and $954,000, respectively, an increase of approximately $80,000, or 8.4%. The increase was mainly due to an increase in recruiting costs. General and administrative expenses for the six months ended October 31, 2018 and 2017 were $2.1 million and $2.2 million, respectively, a decrease of approximately $76,000 or (3.5)%. The decrease was mainly due to a decrease in stock-based compensation expense.

Inflation

Inflation does not have a meaningful impact on the results of our operations.

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash provided by operating activities was $400,000 for the six months ended October 31, 2018 compared to net cash used in operating activities of $1.7 million for the six months ended October 31, 2017, respectively. The improvement in cash flow is primarily the result of the increased net income associated with revenue growth.

Cash Flows from Investing Activities

Net cash used in investing activities was $486,000 and $942,000 for the six months ended October 31, 2018 and 2017, respectively.  The current capital investment is the result of continued expansion of the Company’s product and service offerings. The prior year cash outflows was due to the purchase of property and equipment relating to the Company's new lab facility in Rockville, Maryland.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.0 million compared to the net cash used in financing activities of $13,000 for the six months ended October 31, 2018 and 2017, respectively. The increase in net cash provided by financing activities relates primarily to the exercise of stock options.

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

Recent Accounting Pronouncements

For detailed information regarding recently issued accounting pronouncements and the expected impact on our condensed consolidated financial statements, see Note 10, "Recent Accounting Pronouncements" in the accompanying Notes to Condensed Consolidated Financial Statements included in Item 1 of this Report on Form 10-Q.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of October 31, 2018 at the reasonable assurance level in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We may not be able to meet our cash requirements beyond December 2019 without continued improved cash flows from operations, reducing the scope of our activities or obtaining additional capital from external sources, and if we are unable to do so, we may not be able to continue as a going concern.

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our cash, working capital management, proceeds from certain private placements and public offerings of our securities and sales of products and services. For the six months ended October 31, 2018, the Company had a net income of approximately $750,000 and cash flows from operations of $400,000. As of October 31, 2018, the Company had an accumulated deficit of approximately $70.1 million, negative working capital of $411,000 and cash of $2.0 million. We believe that our cash on hand, together with continued improved cash flows from operations, are adequate to fund operations through at least December 2019. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

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

CHAMPIONS ONCOLOGY, INC.
(Registrant)

Date: December 17, 2018	By:	/s/ Ronnie Morris
Ronnie Morris
Chief Executive Officer
(principal executive officer)

Date: December 17, 2018	By:	/s/ David Miller
David Miller
Chief Financial Officer
(principal financial and accounting officer)