Form 10-Q
period 2019-01-31
CHAMPIONS ONCOLOGY, INC.
filed 2019-03-18
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2019
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
 The number of Common Shares of the Registrant outstanding as of March 14, 2019 was 11,615,272.

DOCUMENTS INCORPORATED BY REFERENCE - None

INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHAMPIONS ONCOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	January 31, 2019	April 30, 2018
	(unaudited)
ASSETS
Current assets:
Cash	$3,310	$856
Accounts receivable, net	3,919	3,917
Prepaid expenses and other current assets	298	287

Total current assets	7,527	5,060

Restricted cash	—	150
Property and equipment, net	2,578	2,083
Other long term assets	137	116
Goodwill	669	669

Total assets	$10,911	$8,078

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,116	$2,154
Accrued liabilities	641	569
Current portion of capital lease	224	26
Deferred revenue	4,723	4,704

Total current liabilities	7,704	7,453

Deferred rent	733	454
Capital lease, net of current portion	—	17
Other non-current liabilities	151	151

Total liabilities	$8,588	$8,075

Stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 11,612,700 and 11,277,675 shares issued and 11,612,700 and 11,003,228 shares outstanding as of January 31, 2019 and April 30, 2018, respectively	12	11
Treasury stock, at cost, nil and 269,685 common shares as of January 31, 2019 and April 30, 2018, respectively	—	(1,252)
Additional paid-in capital	72,756	72,070
Accumulated deficit	(70,445)	(70,826)

Total stockholders’ equity	2,323	3

Total liabilities and stockholders’ equity	$10,911	$8,078

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018

Oncology services revenue	$6,430	$5,082	$19,348	$15,319

Costs and operating expenses:
Cost of oncology services	3,429	2,473	9,963	7,737
Research and development	1,269	1,045	3,550	3,308
Sales and marketing	879	627	2,138	1,862
General and administrative	1,223	1,004	3,311	3,167

Total costs and operating expenses	6,800	5,149	18,962	16,074

Income (loss) from operations	(370)	(67)	386	(755)

Other expense:
Other (income) expense	(1)	7	5	71

Total other (income) expense	(1)	7	5	71

Income (loss) before provision for income taxes	(369)	(74)	381	(826)
Provision for income taxes	—	2	—	18

Net income (loss)	$(369)	$(76)	$381	$(844)

Net income (loss) per common share outstanding
basic	$(0.03)	$(0.01)	$0.03	$(0.08)
and diluted	$(0.03)	$(0.01)	$0.03	$(0.08)

Weighted average common shares outstanding
basic	11,508,180	10,994,434	11,257,314	10,987,797
and diluted	11,508,180	10,994,434	13,909,063	10,987,797

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in Thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, May 1, 2018	11,003,228	$11	269,685	$(1,252)	$72,070	$(70,826)	$3
Stock-based compensation	—	—	—	—	75	—	75
Issuance of common stock for services	4,762	—	—	—	—	—	—
Issuance of common stock on exercise of stock options	20,000	—	—	—	42	—	42
Net income	—	—	—	—	—	483	483

Balance, July 31, 2018 (unaudited)	11,027,990	11	269,685	(1,252)	72,187	(70,343)	603
Stock-based compensation	—	—	—	—	88	—	88
Issuance of common stock on exercise of stock options and warrants	446,815	—	(269,685)	1,252	(218)	—	1,034
Net income	—	—	—	—	—	267	267

Balance, October 31, 2018 (unaudited)	11,474,805	11	—	—	72,057	(70,076)	1,992

Stock-based compensation	—	—	—	—	335	—	335
Issuance of common stock on exercise of stock options and warrants	137,895	1	—	—	364	—	365
Net loss	—	—	—	—	—	(369)	(369)

Balance, January 31, 2019 (unaudited)	11,612,700	$12	—	$—	$72,756	$(70,445)	$2,323

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Nine Months Ended January 31,
	2019	2018
Operating activities:
Net income (loss)	$381	$(844)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation and modification expense	498	848
Issuance of common stock for services	8	15
Depreciation and amortization expense	433	253
Provision for doubtful accounts	53	—
Deferred rent	279	302
Changes in operating assets and liabilities:
Accounts receivable	(55)	(669)
Prepaid expenses and other current assets	(11)	115
Other long term assets	(21)	—
Accounts payable	(46)	124
Accrued liabilities	72	(320)
Deferred revenue	19	(1,059)

Net cash provided by (used in) operating activities	1,610	(1,235)

Investing activities:
Purchase of property and equipment	(693)	(1,017)

Net cash used in investing activities	(693)	(1,017)

Financing activities:
Proceeds from exercise of options and warrants	1,440	38
Capital lease payments	(53)	(19)

Net cash provided by financing activities	1,387	19

Increase/(decrease) in cash and restricted cash	2,304	(2,233)
Cash and restricted cash at beginning of period	1,006	3,295

Cash and restricted cash at end of period	$3,310	$1,062

Non-cash investing activities:
Purchase equipment under capital lease	235	—

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

The Company has two operating subsidiaries: Champions Oncology (Israel), Limited and Champions Biotechnology U.K., Limited. For the three and nine months ended January 31, 2019 and 2018, there were no revenues earned by these subsidiaries.

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

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation. These reclassifications have no effect on previously reported net income.

Note 2. Significant Accounting Policies

Significant accounting policies are detailed in "Note 2: Significant Accounting Policies" of the Annual Report on Form 10-K for the year ended April 30, 2018. Significant changes to the Company's accounting policies as a result of adopting ASC 606 - Revenue from Contracts with Customers and all the related amendments (“New Revenue Standard” or “ASC 606”) have been included below:

Cash, Cash Equivalents and Restricted Cash

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents. Restricted cash as of January 31, 2019 and April 30, 2018 was nil and $150,000, respectively, which is classified as a non-current asset on the consolidated balance sheets. This restricted cash served primarily as collateral for corporate credit cards to provide financial assurance that the Company will fulfill its obligations. The cash was held in custody by the issuing bank, was restricted as to withdrawal or use, and was invested in an interest-bearing Certificate of Deposit (“CD”). The CD matured in October 2018 and the issuing bank determined it was not necessary for the Company to renew. As a result, the $150,000 was reclassified to cash on the Company's January 31, 2019 Condensed Consolidated Balance Sheet.

Cash and restricted cash consists of the following (table in thousands):

	January 31, 2019	April 30, 2018
	(unaudited)
Cash	$3,310	$856
Restricted cash	—	150
Total cash and restricted cash shown in the statement of cash flows	$3,310	$1,006

Liquidity

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our cash, working capital management, proceeds from certain private placements and public offerings of our securities and sales of products and services. For the nine months ended January 31, 2019, the Company had net income of approximately $381,000 and cash flows from operations of $1.6 million. As of January 31, 2019, the Company had an accumulated deficit of approximately $70.4 million, negative working capital of $177,000 and cash of $3.3 million. We believe that our cash on hand, together with continued improved cash flows from operations, are adequate to fund operations through at least March 2020. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018
Basic and diluted net loss per share computation (dollars in thousands):
Net income (loss) attributable to common stockholders	$(369)	$(76)	$381	$(844)
Weighted Average common shares – basic	11,508,180	10,994,434	11,257,314	10,987,797
Basic net income (loss) per share	$(0.03)	$(0.01)	$0.03	$(0.08)

Diluted income (loss) per share computation:
Net income (loss) attributable to common stockholders	$(369)	$(76)	$381	$(844)
Income (loss) available to common stockholders	$(369)	$(76)	$381	$(844)

Weighted Average common shares	11,508,180	10,994,434	11,257,314	10,987,797
Incremental shares from assumed exercise of warrants and stock options	—	—	2,651,749	—
Adjusted weighted average share – diluted	11,508,180	10,994,434	13,909,063	10,987,797

Diluted net income (loss) per share	$(0.03)	$(0.01)	$0.03	$(0.08)

The following table reflects the total potential share-based instruments outstanding at January 31, 2019 and 2018 that could have an effect on the future computation of dilution per common share:

	January 31,
	2019	2018
Stock options	2,490,168	2,518,845
Warrants	1,671,440	2,004,284

Total common stock equivalents	4,161,608	4,523,129

Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements.  In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. Our ability to utilize net operating losses (“NOL”) carryforwards to offset our future taxable income taxes would be limited if we have undergone or were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code (the “IRC”). The Company performed a Section 382 study and concluded that there are adequate NOL's available to offset any net income generated during the fiscal year ending April 30, 2019. The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change. As of January 31, 2019 and April 30, 2018, the Company provided a valuation allowance for all net deferred tax assets, as recovery is not more likely than not based on an insufficient history of earnings.

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

The Company reflects tax benefits only if it is more likely than not that we will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  The Company has recorded $151,000 of liabilities related to uncertain tax positions relative to one of its foreign operations as of January 31, 2019 and April 30, 2018.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at January 31, 2019 and April 30, 2018, and has not recognized interest and/or penalties in the statement of operations for either period. We do not anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.

The income tax provision for the nine months ended January 31, 2019 and 2018 was $0 and $18,000, respectively.

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

Accounting Pronouncements Being Evaluated

In August 2018, the FASB issued ASU 2018-15, which amends ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software, to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement ("CCA") that is a service contract. This update aligns the accounting for costs incurred to implement a CCA that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The update is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted, including adoption in any interim period. We are currently assessing the impact of this update on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses". This update requires immediate recognition of management’s estimates of current expected credit losses ("CECL"). Under the prior model, losses were recognized only as they were incurred. The new model is applicable to all financial instruments that are not accounted for at fair value through net income. The standard is effective for fiscal years beginning after December 15, 2019 for public entities. Early adoption is permitted. We are currently assessing the impact of this update on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases".  The Company is in the process of finalizing its evaluation of current leases and quantifying the impact to its balance sheet. The Company expects that the adoption of the standard will have a material impact on its consolidated balance sheet for the recognition of certain operating leases as right-of-use assets and lease liabilities. The Company does not expect the adoption of this standard to have a material impact on its consolidated statements of operations or cash flows. The Company will adopt the new accounting standard using the modified retrospective transition option on adoption on May 1, 2019.

Recently Adopted Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting". This ASU expands the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Under the new guidance, the existing employee guidance will apply to nonemployee sharebased transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. The new accounting guidance will be effective for the Company on May 1, 2019. The Company has adopted this new rule beginning with its financial reporting for the quarter ended January 31, 2019. The adoption had no material impact on our consolidated financial statements.

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

On November 17, 2016, the FASB issued ASU No. 2016-18, "Restricted Cash (a consensus of the FASB Emerging Issues Task Force)" ("ASU 2016-18"), which addresses classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 requires an entity's reconciliation of the beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include in cash and cash equivalents amounts generally described as restricted cash and restricted cash equivalents. ASU 2016-18 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. The Company adopted ASU 2016-18 on May 1, 2018. See "Note 2. Summary of Significant Accounting Policies" for additional disclosure.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”. The new standard attempts to reduce diversity in practice in how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 provides guidance on eight specific cash flow issues. The new guidance was effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company adopted this update on May 1, 2018 and did not have a material impact on our consolidated financial statements.

In May 2014, the FASB and the International Accounting Standards Board issued a converged standard on the recognition of revenue from contracts with customers ("ASU 2014-09"). The objective of the new standard is to establish a single comprehensive revenue recognition model that is designed to create greater comparability of financial statements across industries and jurisdictions. Under the new standard, companies will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The Company adopted ASU 2014-09 on May 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption and by recognizing the cumulative effect of applying the standard as an adjustment to the Company’s Balance Sheet. The adoption of this update did not have a material measurement impact on our consolidated financial statements. See "Note 4. Revenue from Contracts with Customers" for more information.

Note 3. Accounts Receivable, Unbilled Services and Deferred Revenue

Accounts receivable and unbilled services were as follows (in thousands):

	January 31, 2019	April 30, 2018
	(unaudited)
Accounts receivable	$2,367	$1,827
Unbilled services	1,565	2,103
Total accounts receivable and unbilled services	3,932	3,930
Less allowance for doubtful accounts	(13)	(13)
Total accounts receivable, net	$3,919	$3,917

Deferred revenue was as follows (in thousands):

	January 31, 2019	April 30, 2018
	(unaudited)
Deferred revenue	$4,723	$4,704

Deferred revenue is shown as a current liability on the Company's balance sheet.

Note 4. Revenue from Contracts with Customers

Oncology Services Revenue

The Company adopted ASC 606 on May 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for the three and nine months ended January 31, 2019 reflect the application of ASC 606, while the reported results for the three and nine months ended January 31, 2018 were prepared under ASC 605 - Revenue Recognition and other authoritative guidance in effect for this period. In accordance with ASC 606, revenue is now recognized when, or as, a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services.

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

The Company accounts for amendments as a separate contract as they meet the criteria under ASC 606-10-25-12.

The following tables represents disaggregated revenue for the three and nine months ended January 31, 2019 and 2018:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018
Pharmacology services	$5,988	$4,447	$18,037	$13,600
Personalized oncology services	416	259	1,024	1,077
Other	26	376	287	642
Total oncology services revenue	$6,430	$5,082	$19,348	$15,319

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

	January 31, 2019	April 30, 2018
	(unaudited)
Furniture and fixtures	$127	$73
Computer equipment and software	1,086	973
Laboratory equipment	3,241	2,490
Assets in progress	25	15

Total property and equipment	4,479	3,551
Less: Accumulated depreciation	(1,901)	(1,468)

Property and equipment, net	$2,578	$2,083

Depreciation and amortization expense, excluding expense recorded under capital lease, was $127,000 and $98,000 for the three months ended January 31, 2019 and 2018, respectively, and $353,000 and $233,000 for the nine months ended January 31, 2019 and 2018 respectively. As of January 31, 2019 and April 30, 2018, property, plant and equipment included assets held under capital lease of $366,000 and $130,000, respectively. Related depreciation expense was $37,000 and $7,000 for the three months ended January 31, 2019 and 2018, respectively, and $80,000 and $20,000 for the nine months ended January 31, 2019 and 2018, respectively.

Capital Lease

In November 2014, the Company entered into a capital lease for laboratory equipment. The lease has costs of approximately $149,000 and matures in November 2019. The current monthly capital lease payment is approximately $3,000.

In July 2018, the Company entered into a second capital lease for laboratory equipment. The lease has costs of approximately $266,000 with a monthly payment of approximately $11,000. Although the lease was originally due to mature in July 2020, the Company decided to pay the outstanding balance on February 1, 2019. As a result, the entire outstanding balance is included as a current liability on the January 31, 2019 balance sheet.

The following is a schedule by years of future minimum lease payments under both capital leases with the present value of the net minimum lease payments as of January 31, 2019 (table in thousands):

For the Years Ended April 30,	Total
2019 (remaining)	$218
2020	16

Total minimum payments	234
Less: amount representing interest	(10)
Present value of minimum payments	224
Less: current portion	(224)
$—

The present value of minimum future obligations shown above is calculated based on an interest rate of 5% for the November 2014 lease and 7% for the July 2018 lease. The short-term and long-term components of the capital lease obligation are included in accrued liabilities and other non-current liabilities, respectively at January 31, 2019 and April 30, 2018.

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

Stock-based compensation in the amount of $335,000 and $152,000 was recognized for the three months ended January 31, 2019 and 2018, respectively. The increase in 2019 is due to the increased expense associated with stock options granted during the period. Stock-based compensation in the amount of $498,000 and $848,000 was recognized for the nine months ended January 31, 2019 and 2018, respectively. Included in stock-based compensation expense for the nine months ended January 31, 2018 under general and administrative line item is an option modification charge of $57,000. Stock-based compensation expense was recognized as follows (table in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018
General and administrative	$251	$110	$326	$614
Sales and marketing	53	7	100	47
Research and development	4	33	13	156
Cost of oncology services	27	2	59	31
Total stock-based compensation expense	$335	$152	$498	$848

On January 31, 2019, there was $970,000 in unrecognized stock based compensation which will be recognized as expense over 4.3 years.

Stock Option Grants

Black-Scholes assumptions used to calculate the fair value of options granted during the three and nine months ended January 31, 2019 and 2018 were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2019	2018	2019	2018
Expected term in years	3-6	3	3-6	3-6
Risk-free interest rates	2.57% - 3.00%	1.98%	2.57% - 3.00%	1.77%-1.98%
Volatility	64.55%-84.91%	85.59%	64.55%-84.91%	85.59%-87.66%
Dividend yield	—%	—%	—%	—%

The weighted average fair value of stock options granted during the three months ended January 31, 2019 and 2018 was $5.76 and $2.32, respectively, and $6.03 and $1.95 for the nine months ended January 31, 2019 and 2018, respectively. The Company’s stock options activity for the nine months ended January 31, 2019 was as follows:

	Non- Employees	Directors and Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2018	50,000	2,655,845	2,705,845	$2.85	5.9	$5,265,000
Granted	—	206,790	206,790	9.86	8.1	—
Exercised	—	(357,242)	(357,242)	2.18	4.7	2,782,000
Forfeited	—	(8,375)	(8,375)	—
Canceled	—	(40,183)	(40,183)	2.10		370,626
Expired	—	(16,667)	(16,667)	—

Outstanding, January 31, 2019	50,000	2,440,168	2,490,168	3.45	5.6	$22,036,000

Vested and expected to vest as of January 31, 2019	50,000	2,440,168	2,490,168	3.45	5.6	$22,036,000

Exercisable as of January 31, 2019	25,836	2,109,252	2,135,088	2.89	5.1	$20,087,000

Canceled shares represents a cashless payment for the net settlement of options exercised during the period. These shares were withheld by Champions Oncology, Inc. at the request of the option holder for payment of the exercise price based on the market price of Champions Oncology, Inc. common stock on the date of exercise and immediately canceled.

Stock Purchase Warrants

As of January 31, 2019 and April 30, 2018, the Company had warrants outstanding for the purchase of 1,671,440 and 2,004,284, respectively, shares of its common stock, all of which were exercisable. Activity related to these warrants, which expire at various dates through March 2020, is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2018	2,004,284	$5.57	1.8	$—
Granted	—	—	—	—
Exercised	(247,468)	5.16	—	668,195
Canceled	(85,376)	4.80	—	628,128
Expired	—	—	—	—

Outstanding, January 31, 2019	1,671,440	$5.58	1.1	$12,044,000

Canceled shares represents a cashless payment for the net settlement of warrants exercised during the period. These shares underlying the warrants were withheld by Champions Oncology, Inc. at the request of the warrant holder for payment of the exercise price based on the market price of Champions Oncology, Inc. common stock on the date of exercise and immediately canceled.

Note 7. Related Party Transactions

Related party transactions include transactions between the Company and its shareholders, management, or affiliates.  The following transactions were in the normal course of operations and were measured and recorded at the exchange amount, which is the amount of consideration established and agreed to by the parties.

Consulting Services

During each of the nine month periods ended January 31, 2019 and 2018, the Company paid a member of its Board of Directors $54,000, for consulting services unrelated to his duties as a board member. During the nine months ended January 31, 2019 and 2018, the Company paid an affiliate of a board member $54,000 and $73,000, respectively, for consulting services unrelated to his duty as a board member. As of January 31, 2019, no amounts were due to these related parties.

Note 8. Commitments and Contingencies

Operating Leases

The Company currently leases its office facilities. Rent expenses totaled $583,000 and $480,000 for the nine months ended January 31, 2019 and 2018, respectively. The Company considers its facilities adequate for our current operational needs.

The Company leases the following facilities under non-cancelable operating lease agreements:

•
One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in November 2021. The Company recognized $68,000 and $67,000 of rental costs relative to this lease for the nine months ended January 31, 2019 and 2018, respectively.

•
855 North Wolfe Street, Suite 619, Baltimore, Maryland 21205, which consists of laboratories and office space where the Company conducted operations related to its primary service offerings.  This lease was terminated in October 2017. The Company transitioned its activities from this location to 1330 Piccard Drive, Suite 025, Rockville, MD. The Company recognized nil and $59,000 of rental costs relative to this lease for the nine months ended January 31, 2019 and 2018, respectively.

•
450 East 29th Street, New York, New York, 10016, which was a laboratory facility. The Company recognized nil and $52,000 of rental expense for the nine months ended January 31, 2019 and 2018, respectively. The lease expired in May 2017 and was not renewed.

•
1330 Piccard Drive, Suite 025, Rockville, MD 20850, which consists of laboratory and office space where the Company conducts operations related to its primary service offerings. The Company executed this lease on January 11, 2017. The operating commencement date was August 11, 2017. This lease expires in August 2028. The Company recognized $453,000 and $302,000 of rental expense for the nine months ended January 31, 2019 and 2018, respectively.

•
910 Clopper Road, Suites 260S and 280S, Gaithersburg, Maryland 20878, which consists of laboratory and office space where the Company conducts operations related to its primary service offerings. The Company executed this lease on April 1, 2018. The operating commencement date was May 1, 2018. This lease expires in August 2028. The Company recognized $41,000 and nil of rental expense for nine months ended January 31, 2019 and 2018, respectively. The Company transitioned its activities from this location to the New Location, as defined below, and terminated this lease seven days after the commencement date of the New Location.

•
1405 Research Boulevard, Suites 125, Rockville, Maryland 20850 (“New Location”), which consists of laboratory and office space where the Company conducts operations related to its primary service offerings. The Company executed this lease on November 1, 2018. The operating commencement date was January 17, 2019. This lease expires in January 2024. The Company recognized $21,000 and nil of rental expense for the nine months ended January 31, 2019 and 2018, respectively.

Future minimum lease payments due each fiscal year as follows (in thousands):

2019 (remaining)	$155
2020	1,077
2021	1,161
2022	1,139
2023	1,102
Thereafter	4,225
$8,859

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

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through cash, working capital management, proceeds from certain private placements and public offerings of our securities and sales of products and services. For the nine months ended January 31, 2019, the Company had net income of approximately $381,000 and cash flows from operations of $1.6 million. As of January 31, 2019, the Company had an accumulated deficit of approximately $70.4 million, negative working capital of $177,000 and cash of $3.3 million. We believe that our cash on hand, together with continued improved cash flows from operations, are adequate to fund operations through at least March 2020. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

Operating Results

The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Three Months Ended January 31,
	2019	% of Revenue	2018	% of Revenue	% Change

Oncology services revenue	$6,430	100.0%	$5,082	100.0%	26.5%

Costs and operating expenses:
Cost of oncology services	3,429	53.4	2,473	48.6	38.7
Research and development	1,269	19.7	1,045	20.6	21.4
Sales and marketing	879	13.7	627	12.3	40.2
General and administrative	1,223	19.0	1,004	19.8	21.8

Total costs and operating expenses	6,800	105.9	5,149	101.3	32.1
Loss from operations	$(370)	(5.9)%	$(67)	(1.3)%	(452.2)%

	For the For the Nine Months Ended January 31,
	2019	% of Revenue	2018	% of Revenue	% Change

Oncology services revenue	$19,348	100.0%	$15,319	100.0%	26.3%

Costs and operating expenses:
Cost of oncology services	9,963	51.5	7,737	50.5	28.8
Research and development	3,550	18.3	3,308	21.6	7.3
Sales and marketing	2,138	11.1	1,862	12.2	14.8
General and administrative	3,311	17.2	3,167	20.7	4.5

Total costs and operating expenses	18,962	98.1	16,074	105.0	18.0
Income (loss) from operations	$386	1.9%	$(755)	(5.0)%	151.1%

Oncology Services Revenue

Oncology services revenue was $6.4 million and $5.1 million for the three months ended January 31, 2019 and 2018, respectively, an increase of $1.3 million or 26.5%. Oncology services revenue was $19.3 million and $15.3 million for the nine months ended January 31, 2019 and 2018, respectively, an increase of $4.0 million or 26.3%. The increase in revenue for both the three month and nine month periods is due to increased sales, both in number and size of studies, expanding our customer base, and growth of the platform.

Cost of Oncology Services

Cost of oncology services for the three months ended January 31, 2019 and 2018 were $3.4 million and $2.5 million, respectively, an increase of $956,000 or 38.7%.  For the three months ended January 31, 2019 and 2018, gross margins were 46.7% and 51.3%, respectively. Cost of oncology services for the nine months ended January 31, 2019 and 2018 were $10.0 million and $7.7 million, respectively, an increase of $2.2 million or 28.8%.  For the nine months ended January 31, 2019 and 2018, gross margins were 48.5% and 49.5%, respectively. The increase in cost of oncology services for both the three and nine month periods was mainly due to an increase in salary and mice costs resulting from the increase in study volume. Gross margin varies based on timing differences between expense and revenue recognition and was impacted by the increase in cost ahead of revenue related to the increase in number of studies performed.

 Research and Development

Research and development expenses for the three months ended January 31, 2019 and 2018 were $1.3 million and $1.0 million, respectively, an increase of $224,000 or 21.4%. Research and development expenses for the nine months ended January 31, 2019 and 2018 were $3.6 million and $3.3 million, respectively, an increase of $242,000 or 7.3%. The increase for both the three and nine month periods is due to lab costs and salaries related to new product development costs.

Sales and Marketing

Sales and marketing expenses for the three months ended January 31, 2019 and 2018 were $879,000 and $627,000, respectively, an increase of $252,000, or 40.2%. Sales and marketing expenses for the nine months ended January 31, 2019 and 2018 was $2.1 million and $1.9 million, respectively, an increase of $276,000 or 14.8%. The increase for both the three and nine month periods is mainly due to commissions paid to the business development team on bookings.

General and Administrative

General and administrative expenses for the three months ended January 31, 2019 and 2018 were $1.2 million and $1.0 million, respectively, an increase of approximately $219,000, or 21.8%. The increase for the three month period was mainly due to an increase in stock-based compensation and salary expenses. General and administrative expenses for the nine months ended January 31, 2019 and 2018 were $3.3 million and $3.2 million, respectively, an increase of approximately $144,000 or 4.5%. The increase for the nine month period was mainly due to an increase in recruiting and salary expenses.

Inflation

Inflation does not have a meaningful impact on the results of our operations.

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash provided by operating activities was $1.6 million for the nine months ended January 31, 2019 compared to net cash used in operating activities of $1.2 million for the nine months ended January 31, 2018, respectively. The improvement in cash flow is primarily the result of the increase in net income compared to the same period from prior year, along with the timing of ordinary business fluctuations in current operating accounts.

Cash Flows from Investing Activities

Net cash used in investing activities was $693,000 and $1.0 million for the nine months ended January 31, 2019 and 2018, respectively.  The current capital investment is the result of continued expansion of the Company’s product and service offerings. The prior year cash outflows was due to the purchase of property and equipment relating to the Company's new lab facility in Rockville, Maryland.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.4 million and $19,000 for the nine months ended January 31, 2019 and 2018, respectively. The increase in net cash provided by financing activities relates primarily to the exercise of stock options.

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

Recent Accounting Pronouncements

For detailed information regarding recently issued accounting pronouncements and the expected impact on our condensed consolidated financial statements, see Note 2, "Significant Accounting Policies" in the accompanying Notes to Condensed Consolidated Financial Statements included in Item 1 of this Report on Form 10-Q.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our Chief Executive

Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of January 31, 2019 at the reasonable assurance level in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We may not be able to meet our cash requirements beyond March 2020 without continued improved cash flows from operations, reducing the scope of our activities or obtaining additional capital from external sources, and if we are unable to do so, we may not be able to continue as a going concern.

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our cash, working capital management, proceeds from certain private placements and public offerings of our securities and sales of products and services. For the nine months ended January 31, 2019, the Company had a net income of approximately $381,000 and cash flows from operations of $1.6 million. As of January 31, 2019, the Company had an accumulated deficit of approximately $70.4 million, negative working capital of $177,000 and cash of $3.3 million. We believe that our cash on hand, together with continued improved cash flows from operations, are adequate to fund operations through at least March 2020. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

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

CHAMPIONS ONCOLOGY, INC.
(Registrant)

Date: March 18, 2019	By:	/s/ Ronnie Morris
Ronnie Morris
Chief Executive Officer
(principal executive officer)

Date: March 18, 2019	By:	/s/ David Miller
David Miller
Chief Financial Officer
(principal financial and accounting officer)