Form 10-K
period 2019-04-30
CHAMPIONS ONCOLOGY, INC.
filed 2019-07-29
CIK 771856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2019
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

Registrant’s telephone number, including area code:
(201) 808-8400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	CSBR	Nasdaq Capital Market

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

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 31, 2018 was $72.5 million based on the closing price of the Registrant’s common stock as quoted on the Nasdaq Capital Market as of that date.

The number of shares of common stock of the Registrant outstanding as of July 15, 2019 was 11,619,538.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Form 10-K.

INDEX TO FORM 10-K
FOR THE YEAR ENDED APRIL 30, 2019

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

Increasing breadth and depth of the TumorBank is an important strategic effort of the company. We invest significant research and development resources to increase the number of PDX Models in our TumorBank and add unique and different sub-types of cancer that we have not historically addressed. In addition, we have developed a proprietary data tool containing comprehensive information derived from our clinical studies. This database includes certain information about the patient (e.g. age, gender), the response of the tumors to different oncology drugs or drug combinations, mutational status of key oncogenes, and other genetic and epigenetic data about each tumor. This data may be used by pharmaceutical companies seeking to develop new cancer drugs.

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

Our Strategy

Our strategy is to use TumorGrafts as a platform technology to drive multiple synergistic revenue streams. We continue to build this platform with investments in research and development. Our goal is to populate our TumorBank and its related database with tumors and information we receive from patients, research collaborations and validation studies. The tumors and information in the TumorBank are then available for work with pharmaceutical company customers. In addition, we are looking for additional opportunities to monetize the data we are gathering about the tumors to develop proprietary biomarkers and signatures of response that can predict the resistance or sensitivity of individual patients to oncology drugs.

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

We have performed studies for approximately 300 different pharmaceutical and biotechnology companies over the past eight years. We have a high rate of repeat business. Typical studies are in the $100,000 price range, with an increasing number of studies in the $250,000 to $500,000 range. Revenue from this business has grown at a cumulative annual growth rate of 32% since 2015.

Our sales and marketing efforts are dependent on a dedicated sales force that sells our services directly to pharmaceutical and biotechnology companies. We have a team of 14 professionals dedicated to this sales and marketing effort. The team is focused on identifying and selling studies to new customers as well as increasing our revenue from existing customers. We spend significant resources in informing our current customers and reaching out to new contacts within companies that we currently serve. These efforts are aimed at moving our customers along the adoption curve for PDX-based clinical trial simulation and increasing the number of studies and the average study size of our existing customers. Our success in these efforts is demonstrated by the growing number of customers who have increased their annual spend on our services over the past three years.

For the year ended April 30, 2019, revenues from our TOS products totaled approximately $25.8 million, an increase of approximately 37.3% from the previous year.

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

In addition to our core TumorGraft POS products, we offer non-core related POS products to our customers, including personalized tumor boards and gene sequencing.  Personalized tumor boards are designed to provide access to oncologists with expertise in particular tumor types.   We also provide access to gene sequencing that analyzes the genetic makeup of a patient’s tumor for the purpose of identifying potentially useful drugs.

As previously disclosed, our POS business is not the focus of our growth moving forward. We continue to offer the POS products in support of our TOS business.

For the year ended April 30, 2019, revenues from our POS business totaled approximately $1.3 million, a decrease of approximately 12.2% from the previous year.

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

•
Increasing the scale of studies:  We have facilitated studies for over 300 pharmaceutical and biotechnology companies.  We believe there is significant opportunity to grow our revenue by increasing the size of the studies these customers run.  To accomplish this, we are developing new study designs that offer solutions to compounds that are in phase I and phase II clinical trials.  We believe that the increased budgets of these drugs, as compared to drugs in the pre-clinical stage, will enable us to sell larger studies.

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

Research and Development

For the years ended April 30, 2019 and 2018, we spent approximately $4.8 million and $4.4 million, respectively, to develop our TumorGraft Technology Platform. We continue to expand our TumorBank through the inclusion of tumor tissue and implanted models through research collaborations and relationships with hospitals and academic institutions. Our research and development efforts were focused on increasing our understanding of our TumorGraft models, their clinical predictability, improving growth and tumor take rates, and other biological and molecular characteristics of the models. Additionally, during fiscal year 2019 we invested resources for the development of new product offerings.

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

Employees

As of July 15, 2019, we had 115 full-time employees, including 53 with doctoral or other advanced degrees.  Of our workforce, 93 employees are engaged in research and development and laboratory operations, 14 employees are engaged in sales and marketing, and 8 employees are engaged in finance and administration.  None of our employees are represented by a labor union or covered by collective bargaining agreements.  We have never experienced a work stoppage and believe our relationship with our employees is good.

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

For the years ended April 30, 2019 and 2018, the Company had net income of approximately $128,000 and a net loss of approximately $1.5 million, respectively.  As of April 30, 2019, the Company has an accumulated deficit of approximately $70.7 million. As of April 30, 2019, we had a working capital deficit of $103,000 and cash and cash equivalents of $3.2 million. We believe that our cash and cash equivalents on hand, together with continued improved cash flows from operations, are adequate to fund our operations through at least August 2020.

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

We currently utilize two laboratories in Rockville, Maryland. We moved into one of the labs in August, 2017 and the other in January, 2019. If either facility was to be significantly damaged or destroyed, we could suffer a loss of our ongoing and future drug studies, as well as our TumorBank. In addition, we lease the laboratories from a third party. If we had a dispute with our landlord or otherwise could not utilize these spaces, it would take time to find and move to a new facility, which could negatively affect our results of operations.

Any health crisis impacting our colony of laboratory mice could have a negative impact on our business.

Our TumorGraft operations depend on having a colony of live mice available. If this population experienced a health crisis, such as a virus or other pathogen, such crisis would affect the success of our existing and future TOS business, as we would have to rebuild the population and repeat current TumorGrafts.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, referred to as the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We believe that our 2016 public offering, taken together with our private placements and other transactions that have occurred over the past three years, we may have triggered an “ownership change” limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards to offset U.S. federal taxable income may be subject to limitations, which potentially could result in increased future tax liability to us.

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

We may issue additional shares of common stock, which will reduce shareholders’ percentage ownership and may dilute per share value. Our certificate of incorporation authorizes the issuance of 200,000,000 shares of common stock. As of July 15, 2019, we had 11,619,538 shares of common stock issued and outstanding. The future issuance of all or part of the remaining authorized common stock would result in substantial dilution in the percentage of the common stock held by existing shareholders. The issuance of common stock for future services, acquisitions, or other corporate actions may have the effect of diluting the value of the shares held by existing shareholders, and might have an adverse effect on any market for our common stock.

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

As of July 15, 2019, there were warrants and options outstanding to purchase an aggregate of 4,095,066 shares of our common stock, of which 2,151,107 were vested. The exercise of a substantial number of these outstanding warrants and options could adversely affect our share price and dilute current shareholders.

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

The Delaware General Corporation Law contains provisions that may have the effect of making it more difficult or delaying attempts by others to obtain control of us, even when these attempts may be in the best interests of our stockholders. We also are subject to the anti-takeover provisions of the Delaware General Corporation Law, which prohibit us from engaging in a “business combination” with an “interested stockholder” unless the business combination is approved in a prescribed manner and prohibit the voting of shares held by persons acquiring certain numbers of shares without obtaining requisite approval. The statutes have the effect of making it more difficult to effect a change in control of a Delaware company.

Our management and three significant stockholders collectively own a substantial majority of our common stock.

Collectively, our officers, our directors and three significant stockholders own or exercise voting and investment control of approximately 49% of our outstanding common stock as of July 15, 2019. As a result, investors may be prevented from affecting matters involving our company, including:

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company currently leases its office and laboratory facilities under non-cancelable operating leases. Rent expenses totaled $822,000 and $657,000 for the years ended April 30, 2019 and 2018, respectively. The Company considers its facilities adequate for its current operational needs.

The Company leases the following facilities:

•
One University Plaza, Suite 307, Hackensack, New Jersey 7601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in November 2021. The Company recognized $91,000 and $90,000 of rental costs relative to this lease for fiscal 2019 and 2018, respectively.

•
855 North Wolfe Street, Suite 619, Baltimore, Maryland 21205, which consists of laboratories and office space where the Company conducts operations related to its primary service offerings.  This lease was terminated in October 2017.  The Company transitioned its activities from this location to 1330 Piccard Drive, Suite 025, Rockville, MD. The Company recognized nil and $59,000 of rental costs relative to the 855 North Wolfe Street location for fiscal 2019 and 2018, respectively.

•
450 East 29[t]h Street, New York, New York, 10016, which was a laboratory facility. The Company recognized nil and $52,000 of rental expense for fiscal 2019 and 2018, respectively. This lease expired in May 2017 and was not renewed.

•
1330 Piccard Drive, Suite 025, Rockville, MD 20850, consists of laboratory and office space where the Company conducts operations related to its primary service offerings. The Company executed this lease on January 11, 2017. The operating commencement date was August 11, 2017. This lease expires in August 2028. The Company recognized $604,000 and $454,000 of rental expense for fiscal 2019 and 2018, respectively.

•
910 Clopper Road, Suites 260S and 280S, Gaithersburg, Maryland 20878, which consisted of laboratory and office space where the Company conducted operations related to its primary service offerings. The Company executed this lease on April 1, 2018. The operating commencement date was May 1, 2018. The Company transitioned its activities from this location to the New Location, as defined below, and terminated this lease seven days after the commencement date of the New Location. The Company recognized $41,000 and nil of rental expense for fiscal 2019 and 2018, respectively.

•
1405 Research Boulevard, Suite 125, Rockville, Maryland 20850 (“New Location”), which consists of laboratory and office space where the Company conducts operations related to its primary service offerings. The Company executed this lease on November 1, 2018. The operating commencement date was January 17, 2019. This lease expires in January 2024. The Company recognized $86,000 and nil of rental expense for fiscal 2019 and 2018, respectively.

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

The table below sets forth the high and low bid prices of our common stock, as reported on Nasdaq for the periods shown:

	High	Low
Fiscal Year Ended April 30, 2019:
First quarter	$9.18	$3.97
Second quarter	17.47	7.50
Third quarter	15.11	7.29
Fourth quarter	11.62	7.51

	High	Low
Fiscal Year Ended April 30, 2018:
First quarter	$2.88	$2.33
Second quarter	3.97	2.93
Third quarter	4.39	3.21
Fourth quarter	4.49	3.39

Approximate Number of Holders of Common Stock

As of July 15, 2019 there were approximately 1,900 record holders of the Company’s common stock.

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

Results of Operations

The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Years Ended April 30,
	2019	% of Revenue	2018	% of Revenue	% Change

Oncology services revenue	$27,067	100.0%	$20,241	100.0%	33.7%

Costs and operating expenses:
Cost of oncology services	14,265	52.7	10,553	52.1	35.2
Research and development	4,798	17.7	4,401	21.7	9.0
Sales and marketing	3,056	11.3	2,570	12.7	18.9
General and administrative	4,678	17.3	4,071	20.1	14.9

Total costs and operating expenses	26,797	99.0	21,595	106.7	24.1

Income (loss) from operations	$270	1.0%	$(1,354)	(6.7)%	(119.9)%

Oncology Services Revenue

Oncology services revenue for the years ended April 30, 2019 and 2018 were $27.1 million and $20.2 million, respectively, an increase of $6.8 million, or 33.7%. The increase in TOS revenue is due to increased sales, both in number and size of studies, an increase in demand for our services, the growth of the platform, and expansion of our product line.

Cost of Oncology Services

Cost of oncology services were $14.3 million and $10.6 million for the years ended April 30, 2019 and 2018, respectively, an increase of $3.7 million or 35.2%. For the years ended April 30, 2019 and 2018, gross margins were 47.3% and 47.9%, respectively. The increase in cost of oncology services was mainly due to an increase in salary and mice costs resulting from the increase in study volume and $900,000 for repeat studies. Gross margin varies based on timing differences between expense and revenue recognition and was impacted by the increase in cost ahead of revenue related to the increase in number of studies performed. In addition, gross margin was impacted by the cost of repeating studies.

 Research and Development

Research and development expense was $4.8 million and $4.4 million for the years ended April 30, 2019 and 2018, respectively, an increase of $397,000 or 9.0%. The increase is due to lab and salary costs related to new product development.

Sales and Marketing

Sales and marketing expense was $3.1 million and $2.6 million for the years ended April 30, 2019 and 2018, respectively, an increase of $486,000 or 18.9%. The increase is due to commissions paid to the business development team on bookings, and salaries resulting from the expansion of our sales force.

General and Administrative

General and administrative expense was $4.7 million and $4.1 million for the years ended April 30, 2019 and 2018, respectively, an increase of $607,000, or 14.9%. The increase was mainly due to an increase in recruiting, and salary expenses.

Other Expense

Other Expense was $39,000 and $89,000 for the years ended April 30, 2019 and 2018, respectively. The current year expense is mainly due to foreign currency transaction losses.

Inflation

Inflation does not have a meaningful impact on the results of our operations.

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our cash on hand, working capital management, proceeds from certain private placements and public offerings of our securities and sales of products and services. For the years ended April 30, 2019 and 2018, the Company had net income of approximately $128,000 and a net loss of $1.5 million, respectively. As of April 30, 2019, the Company had an accumulated deficit of approximately $70.7 million, negative working capital of $103,000 and cash and cash equivalents of $3.2 million. We believe that our cash and cash equivalents on hand, together with continued improved cash flows from operations, are adequate to fund operations through at least August 2020. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

On October 30, 2017, the Company entered into a line of credit agreement with a national bank which provides that the Company may borrow up to $1.5 million. The revolving line maturity date was October 29, 2018 and the line of credit was not renewed. The Company believes that such line of credit was no longer necessary to fund the Company's working capital needs.

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash provided by (used in) operating activities was $1.9 million and ($1.2) million for the years ended April 30, 2019 and 2018, respectively. The increase of $3.1 million relates to our revenue growth and increase in bookings, along with the timing of ordinary business operating activities.

Cash Flows from Investing Activities

Net cash used in investing activities was $834,000 and $1.2 million for the years ended April 30, 2019 and 2018, respectively. These cash flows were primarily for the purchase of lab equipment. The Company moved into its current vivarium facility during fiscal year 2018. The decrease in cash used in investing activities is the result of the initial investment made to outfit the lab in the prior year.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.2 million and $13,000 for the years ended April 30, 2019 and 2018, respectively. The cash flows in fiscal year 2019 was primarily due to exercises of stock options and warrants.

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

Revenue Recognition

The Company adopted ASC 606 on May 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for the twelve months ended April 30, 2019 reflect the application of ASC 606, while the reported results for the twelve months ended April 30, 2018 were prepared under ASC 605 - Revenue Recognition and other authoritative guidance in effect for that period. In accordance with ASC 606, revenue is now recognized when, or as, a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services.

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

The majority of the Company's revenue arrangements are service contracts that are completed within a year or less. There are a few contracts that range in duration between 1 and 3 years. Substantially all of the Company's performance obligations, and associated revenue, are transferred to the customer over time. Most of the Company's contracts can be terminated by the customer without cause. In the event of termination, the Company's contracts provide that the customer pay the Company for services rendered through the termination date. The Company generally receives compensation based on a predetermined invoicing schedule relating to specific milestones for that contract. In addition, in certain instances a customer contract may include forms of variable consideration such as performance increases or other provisions that can increase or decrease the transaction price. This variable consideration is generally awarded upon achievement of certain performance metrics. For the purposes of revenue recognition, variable consideration is assessed on a contract-by-contract basis and the amount to be recorded is estimated based on the assessment of the Company's anticipated performance and consideration of all information that is reasonably available. Variable consideration is recognized as revenue if and when it is deemed probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved in the future.

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

Stock-Based Payments

We typically recognize expense for stock-based payments based on the fair value of awards on the date of grant.  We use the Black-Scholes option pricing model to estimate fair value.  The option pricing model requires us to estimate certain key assumptions such as expected life, volatility, risk free interest rates, and dividend yield to determine the fair value of stock-based awards.  These assumptions are based on historical information and management judgment.  We expense stock-based payments over the period that the awards are expected to vest. In the event of forfeitures, compensation expense is adjusted.  We report cash flows resulting from tax deductions in excess of the compensation cost recognized from those options (excess tax benefits) as financing cash flows when the cash tax benefit is received.

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

We have one reportable segment. The Company evaluated its TOS and POS business operations and determined that the POS operations no longer qualified as a separate reportable segment primarily due to its revenue representing approximately 5% of total revenue. The Company assesses goodwill by business unit. The estimated fair value of each business unit, as calculated for the April 30, 2019 impairment test, exceeded the carrying value of the business unit.  Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of the acquired businesses.  Future events, including but not limited to continued declines in economic activity, loss of contracts or a significant number of customers or a rapid increase in costs or capital expenditures, could cause us to conclude that impairment indicators exist and that goodwill is impaired.  Any resulting goodwill impairment could have a material adverse impact on our financial condition and results of operations.

Accounting for Income Taxes

We use the asset and liability method to account for income taxes.  Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  In preparing the consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate.  This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, goodwill and losses for tax and accounting purposes.  These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within the consolidated balance sheet.  We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established.  To the extent a valuation allowance is established or increased in a period, we include an expense within the tax provision of the consolidated statements of operations.  As of April 30, 2019 and 2018, we have established a full valuation allowance for all deferred tax assets.

As of April 30, 2019 and 2018, we recognized a liability for uncertain tax positions on the balance sheet relative to foreign operations in the amount of $151,000. We do not anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.  Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. The Company has not accrued for any penalties and interest during the year ended April 30, 2019.

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

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses". This update requires immediate recognition of management’s estimates of current expected credit losses ("CECL"). Under the prior model, losses were recognized only as they were incurred. The new model is applicable to all financial instruments that are not accounted for at fair value through net income. The standard is currently effective for fiscal years beginning after December 15, 2019 for public entities. Early adoption is permitted. We are currently assessing the impact of this update on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, "Leases".  The Company will adopt the new accounting standard using the modified retrospective transition option on adoption on May 1, 2019. While we are continuing to assess all impacts of the standard, we anticipate this standard will have a material impact to our consolidated balance sheet. Upon adoption, we expect to record additional lease liabilities of approximately $4.1 million attributable to our operating leases based on the present value of the remaining minimum lease payments with an increase to right-of-use assets of approximately $3.2 million. The Company does not expect the adoption of this standard to have a material impact on its consolidated statements of operations or cash flows.

Recently Adopted Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting". This ASU expands the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Under the new guidance, the existing employee guidance will apply to nonemployee sharebased transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. The new accounting guidance was effective for the Company on May 1, 2019. The Company early adopted ASU 2018-07 beginning with its financial reporting for the quarter ended January 31, 2019. The adoption did not have a material impact on our consolidated financial statements.

On November 17, 2016, the FASB issued ASU No. 2016-18, "Restricted Cash (a consensus of the FASB Emerging Issues Task Force)" ("ASU 2016-18"), which addresses classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 requires an entity's reconciliation of the beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include in cash and cash equivalents amounts generally described as restricted cash and restricted cash equivalents. ASU 2016-18 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. The Company adopted ASU 2016-18 on May 1, 2018. Adoption did not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”. The new standard attempts to reduce diversity in practice in how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 provides guidance on eight specific cash flow issues. The new guidance was effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company adopted this update on May 1, 2018 and it did not have a material impact on our consolidated financial statements.

In May 2014, the FASB and the International Accounting Standards Board issued a converged standard on the recognition of revenue from contracts with customers ("ASU 2014-09"). The objective of the new standard is to establish a single comprehensive revenue recognition model that is designed to create greater comparability of financial statements across industries and jurisdictions. Under the new standard, companies will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The Company adopted ASU 2014-09 on May 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption and by recognizing the cumulative effect of applying the standard as an adjustment to the Company’s Balance Sheet. The adoption of ASU 2014-09 did not have a material measurement impact on our consolidated financial statements. See "Note 5. Revenue from Contracts with Customers" for more information.

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

Item 8. Financial Statements and Supplementary Data

Consolidated balance sheets as of April 30, 2019 and 2018, consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended April 30, 2019 together with the reports of our independent registered public accounting firm, are set forth in the “F” pages referenced in Item 15 of this Annual Report.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Form 10-K.  Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Form 10-K.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a–15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on control criteria framework of the Committee of Sponsoring Organizations, or COSO, of the Treadway Commission published in its report entitled Internal Control – Integrated Framework (2013).  Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of April 30, 2019.

Management’s Annual Report on Changes in Internal Controls

There were no changes in our internal controls over financial reporting during the quarter ended April 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1
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

10.3	Offer letter dated June 3, 2013 between the Company and David Miller (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 3, 2013)

10.4	2010 Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Information Statement on Schedule 14C filed March 7, 2011)

10.5
Form of Note Purchase Agreement, dated December 1, 2014, between the Company and each of  Joel Ackerman and Ronnie Morris (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 5, 2014)

10.6
Form of Convertible Promissory Note, dated December 1, 2014, issued to each of Joel Ackerman and Ronnie Morris in connection with the Note Purchase Agreement, dated December 1, 2014 between the Company and each of Joel Ackerman and Ronnie Morris incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 5, 2014)

10.7
Amendment No. 1 to Convertible Promissory Note, dated December 1, 2014 issued to Joel Ackerman in connection with the Note Purchase Agreement, dated December , 2014, between the Company and each of Joel Ackerman and Ronnie Morris (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 2, 2015)

10.8
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

10.14
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

10.19	Option Exchange Agreement, dated March 16, 2015, between the Company and Joel Ackerman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2015)

10.20	Option Exchange Agreement, dated March 16, 2015, between the Company and Ronnie Morris (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 20, 2015)

10.21	Option Exchange Agreement, dated March 16, 2015, between the Company and David Miller (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 20, 2015)

14	Code of Ethics (incorporated by reference to Exhibit 14 of the April 30, 2008 Form 10-KSB)

21	List of Subsidiaries (incorporated by reference to Exhibit 21 of the Company's Form 10-K filed July 28, 2017)

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certifications***

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
___________________________
* Filed herewith

*** Furnished hereto.

Item 16. Form 10-K Summary

Not Required.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPIONS ONCOLOGY, INC.

July 29, 2019	/s/ RONNIE MORRIS
Ronnie Morris
Chief Executive Officer
(principal executive officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONNIE MORRIS	Chief Executive Officer and Director	July 29, 2019
Ronnie Morris	(principal executive officer)

/s/ DAVID MILLER	Chief Financial Officer	July 29, 2019
David Miller	(principal financial and accounting officer)

/s/ JOEL ACKERMAN	Director,	July 29, 2019
Joel Ackerman	Chairman of the Board of Directors

/s/ DAVID SIDRANSKY	Director	July 29, 2019
David Sidransky

/s/ ABBA D. POLIAKOFF	Director	July 29, 2019
Abba D. Poliakoff

/s/ SCOTT R. TOBIN	Director	July 29, 2019
Scott R. Tobin

/s/ DANIEL MENDELSON	Director	July 29, 2019
Daniel Mendelson

/s/ PHILIP BREITFELD	Director	July 29, 2019
Philip Breitfeld

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Champions Oncology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Champions Oncology, Inc. and Subsidiaries (the “Company") as of April 30, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2015.

EISNERAMPER LLP
Iselin, New Jersey
July 29, 2019

CHAMPIONS ONCOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30
(In Thousands except for shares)

	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$3,237	$856
Accounts receivable, net	4,377	3,917
Prepaid expenses and other current assets	308	287

Total current assets	7,922	5,060

Restricted cash	—	150
Property and equipment, net	2,546	2,083
Other long term assets	128	116
Goodwill	669	669

Total assets	$11,265	$8,078

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,807	$2,154
Accrued liabilities	1,180	569
Current portion of capital lease	16	26
Deferred revenue	4,022	4,704

Total current liabilities	8,025	7,453

Deferred rent	851	454
Capital lease, net of current portion	—	17
Other non-current liabilities	151	151

Total liabilities	$9,027	$8,075

Stockholders' equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 11,619,538 and 11,277,675 shares issued and 11,619,538 and 11,003,228 shares outstanding as of April 30, 2019 and April 30, 2018, respectively	12	11
Treasury stock, at cost, nil and 269,685 common shares as of April 30, 2019 and April 30, 2018, respectively	—	(1,252)
Additional paid-in capital	72,924	72,070
Accumulated deficit	(70,698)	(70,826)

Total stockholders' equity	2,238	3

Total liabilities and stockholders' equity	$11,265	8,078

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Share and Per Share Amounts)

	Year Ended April 30,
	2019	2018
Oncology services revenue	$27,067	$20,241

Costs and operating expenses:
Cost of oncology services	14,265	10,553
Research and development	4,798	4,401
Sales and marketing	3,056	2,570
General and administrative	4,678	4,071

Total costs and operating expenses	26,797	21,595

Income (loss) from operations	270	(1,354)

Other expense:
Other expense	(39)	(89)

Total other expense	(39)	(89)

Income (loss) before income tax expense	231	(1,443)
Provision for income tax	103	33

Net income (loss)	$128	$(1,476)

Net income (loss) per common share outstanding
basic	$0.01	$(0.13)
and diluted	$0.01	$(0.13)

Weighted average common shares outstanding
basic	11,340,184	10,991,105
and diluted	14,096,117	10,991,105

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands except for shares)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, May 1, 2017	10,982,159	$11	269,685	$(1,252)	$70,991	$(69,350)	$400
Stock-based compensation and modification expense	—	—	—	—	1,004	—	1,004
Issuance of common stock for services	8,569	—	—	—	37	—	37
Issuance of common stock on exercise of stock options	12,500	—	—	—	38	—	38
Net loss	—	—	—	—	—	(1,476)	(1,476)

Balance, April 30, 2018	11,003,228	$11	269,685	$(1,252)	$72,070	$(70,826)	$3
Stock-based compensation	—	—	—	—	636	—	636
Issuance of common stock for services	5,462	—	—	—	6	—	6
Issuance of common stock on exercise of stock options and warrants	610,848	1	(269,685)	1,252	212	—	1,465
Net income	—	—	—	—	—	128	128

Balance, April 30, 2019	11,619,538	$12	—	$—	$72,924	$(70,698)	$2,238

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended April 30,
	2019	2018
Operating activities:
Net income (loss)	$128	$(1,476)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation and modification expense	636	1,004
Depreciation and amortization expense	606	360
Deferred rent	397	454
Deferred compensation	—	7
Provision for (recovery of) doubtful accounts	71	(44)
Issuance of common stock for services	6	30
Changes in operating assets and liabilities:
Accounts receivable	(531)	(1,600)
Prepaid expenses and other current assets	(21)	13
Other long term assets	(12)	(9)
Accounts payable	653	301
Accrued liabilities	611	(90)
Other non-current liability	—	30
Deferred revenue	(682)	(206)

Net cash provided by (used in) operating activities	1,862	(1,226)

Investing activities:
Purchase of property and equipment	(834)	(1,229)
Gain on disposal of fixed assets	—	3

Net cash used in investing activities	(834)	(1,226)

Financing activities:
Proceeds from exercise of options and warrants	1,465	38
Capital lease payments	(262)	(25)

Net cash provided by financing activities	1,203	13

Increase/(decrease) in cash and restricted cash	2,231	(2,439)
Cash and restricted cash, beginning of year	1,006	3,445

Cash and restricted cash, end of year	$3,237	$1,006

Non-cash investing and financing activities:
Purchase equipment under capital lease	235	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Background

Champions Oncology, Inc. (the “Company”), is engaged in an end-to-end range of research and development technology solutions and services to improve the development and use of oncology drugs. The Company’s TumorGraft Technology Platform is a novel approach to personalizing cancer care based upon the implantation of human tumors in immune-deficient mice. The Company uses this technology, in conjunction with related services, to offer solutions for two consumer groups: Translational Oncology Solutions (“TOS”) and Personalized Oncology Solutions (“POS”). The Company’s TOS business offers a technology platform to pharmaceutical and biotechnology companies using proprietary TumorGraft studies, which the Company believes may be predictive of how drugs may perform in clinical settings. POS assists physicians in developing personalized treatment options for their cancer patients through tumor specific data obtained from drug panels and related personalized oncology services.

The Company has two operating subsidiaries: Champions Oncology (Israel), Limited and Champions Biotechnology U.K., Limited. For the years ended April 30, 2019 and 2018, there were no revenues earned by these subsidiaries.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company operates in one reportable business segment.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

Foreign Currency

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

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash, Cash Equivalents and Restricted Cash

The Company considers only those investments which are highly liquid, readily convertible to cash, and that mature within three months from date of purchase to be cash equivalents. Restricted cash as of April 30, 2019 and 2018 was nil and $150,000, respectively, which is classified as a non-current asset on the consolidated balance sheets. This restricted cash served primarily as collateral for corporate credit cards to provide financial assurance that the Company will fulfill its obligations. The cash was held in custody by the issuing bank, was restricted as to withdrawal or use, and was invested in an interest-bearing Certificate of Deposit (“CD”). The CD matured in October 2018 and the issuing bank determined it was not necessary for the Company to renew. As a result, the $150,000 was reclassified to cash on the Company's April 30, 2019 Consolidated Balance Sheet.

Cash and restricted cash consists of the following (table in thousands):

	April 30, 2019	April 30, 2018

Cash	$3,237	$856
Restricted cash	—	150
Total cash and restricted cash	$3,237	$1,006

Liquidity

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our cash on hand, working capital management, proceeds from certain private placements and public offerings of our securities and sales of products and services. For the year ended April 30, 2019, the Company had net income of approximately $128,000. As of April 30, 2019, the Company had an accumulated deficit of approximately $70.6 million, negative working capital of $103,000 and cash and cash equivalents of $3.2 million. We believe that our cash on hand, together with continued improved cash flows from operations, are adequate to fund operations through at least August 2020. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

On October 30, 2017, the Company entered into a line of credit agreement with a national bank which provides that the Company may borrow up to $1.5 million. The revolving line maturity date was October 29, 2018 and the line of credit was not renewed. The Company believes that such line of credit was no longer necessary to fund the Company's working capital needs.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has no assets that are measured at fair value on a recurring basis and there were no assets or liabilities measured at fair value on a non-recurring basis during the year ended April 30, 2019.

Property and Equipment

Property and equipment is recorded at cost and primarily consists of laboratory equipment, furniture and fixtures, and computer hardware and software. Assets in progress include equipment not yet placed in service. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the various assets ranging from three to seven years.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capital Lease

In November 2014, the Company entered into a lease for laboratory equipment. The lease was determined to be a capital lease that has costs of approximately $149,000, at inception, through November 2019. The current monthly capital lease payment is approximately $3,000. The future minimum lease payments remaining under this capital lease is $16,000, which will be paid during fiscal year 2020. The present value of minimum future obligations is calculated based on interest rate of 5%. The short-term and long-term components of the capital lease obligation are included in accrued liabilities and other non-current liabilities, respectively at April 30, 2019 and 2018.

 In July 2018, the Company entered into a second capital lease for laboratory equipment. The lease had total costs of approximately $266,000, inclusive of interest and taxes, with a monthly payment of approximately $11,000. Although the lease was originally due to mature in July 2020, the Company decided to pay the outstanding balance on February 1, 2019. As a result, the outstanding balance is nil as of April 30, 2019.

Impairment of Long-Lived Assets

Impairment losses are to be recognized when the carrying amount of a long-lived asset is not recoverable or exceeds its fair value.  The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that a carrying value may not be recoverable.  The Company uses estimates of future cash flows over the remaining useful life of a long- lived asset or asset group to determine the recoverability of the asset.  These estimates only include the net cash flows directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the asset or asset group.  The Company has not recognized any impairment losses for the Company’s long-lived assets for the years ending April 30, 2019 and 2018.

Other long term assets

Other long term assets represents amounts relating to lease deposits for our Hackensack, New Jersey and Rockville, Maryland locations.

Goodwill

Goodwill represents the excess of the cost over the fair market value of the net assets acquired including identifiable assets. Goodwill is tested annually for impairment of value and whenever events or changes in circumstances indicate the carrying amount of the asset may be impaired. A significant amount of judgment is involved in determining if an indicator of impairment has occurred. Such indicators may include deterioration in general economic conditions, adverse changes in the markets in which an entity operates, increases in input costs that have negative effects on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others. The fair value that could be realized in an actual transaction may differ from that used to evaluate the impairment of goodwill. The Company tests for goodwill impairment at the reporting unit level.

In testing goodwill for impairment, the Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If the Company elects to perform a qualitative assessment and determine that an impairment is more likely than not, it is then required to perform a quantitative impairment test, otherwise no further analysis is required. The Company also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test.

Under the qualitative assessment, various events and circumstances that would affect the estimated fair value of a reporting unit are identified (similar to impairment indicators above). Furthermore, management considers the results of the most recent two-step quantitative impairment test completed for a reporting unit and compares the weighted average cost of capital between the current and prior years for each reporting unit.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under the quantitative impairment test, the evaluation involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. Fair value is typically estimated using a discounted cash flow analysis, which requires the Company to estimate the future cash flows anticipated to be generated by the reporting unit being tested for impairment as well as to select a risk-adjusted discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, the Company considers historical results adjusted to reflect current and anticipated operating conditions. The Company estimates cash flows for the reporting unit over a discrete period (typically four or five years) and the terminal period (considering expected long term growth rates and trends). Estimating future cash flows requires significant judgment by management in such areas as future economic conditions, industry-specific conditions, product pricing, and necessary capital expenditures. The use of different assumptions or estimates for future cash flows or significant changes in risk-adjusted discount rates due to changes in market conditions could produce substantially different estimates of the fair value of the reporting unit.

The Company has not recognized any impairment losses for the Company’s goodwill for the years ended April 30, 2019 and 2018.

Deferred Revenue

Deferred revenue represents payments received in advance for products to be delivered.  When products are delivered, deferred revenue is then recognized as earned.

Other Non-Current Liabilities

Other non-current liabilities represents amounts relating to deferred rent for our Rockville, Maryland laboratory facilities and uncertain tax positions relating to one of our foreign entities.

Cost of Oncology Services

Cost of oncology services relates to our TOS and POS business units. TOS costs consist of direct costs related to mice purchases and maintenance costs for studies completed internally and charges from Contract Research Organization's for studies handled externally. Indirect costs include salaries for personnel directly engaged in providing TOS products. All costs of performing studies in-house are expensed as incurred. All TOS costs of performing studies from external sources, if any, are expensed when incurred. POS consists of costs related to implantations, drug panels, tumor boards, and gene sequencing services, as well as indirect internal costs, such as salaries for personnel directly engaged in these products. Direct costs associated with implantation revenues are primarily related to mice purchases and maintenance and shipping of tumor tissue. Direct drug panel costs are primarily incurred from mice purchases and maintenance and drug purchases. Direct tumor board costs are primarily related to physicians’ honorariums and any tumor board participation costs such as travel, lodging and meals. Direct gene sequencing costs are primarily related to costs billed from the gene sequencing service provider. All POS costs are expensed as incurred.

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

Sales and Marketing

Sales and marketing expenses represent costs incurred to promote the Company’s products offered, including salaries, benefits and related costs of our sales and marketing personnel, and represent costs of advertising and other selling and marketing expenses. All sales and marketing costs, including advertising costs, are expensed as incurred.

Earnings Per Share

Basic net income or loss per share is computed by dividing the net income or loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted-average number of shares of common stock plus dilutive potential common stock considered outstanding during the period. Such dilutive shares consist of incremental shares that would be issued upon exercise of the Company’s common stock purchase warrants and stock options.

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

The Company expenses stock-based payments over the period that the awards are expected to vest.  In the event of forfeitures, compensation expense is adjusted.  The Company expenses modification charges in the period of modification and, if required, over the remaining period the awards are expected to vest. The Company will report cash flows resulting from tax deductions in excess of the compensation cost recognized from those options (excess tax benefits) as financing cash flows, if they should arise.

Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements.  In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established.  The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change. As of April 30, 2019 and 2018, the Company provided a valuation allowance for all net deferred tax assets, as recovery is not more likely than not based on an insufficient history of earnings.

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

The Company reflects tax benefits only if it is more likely than not that we will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  As of April 30, 2019 and 2018 the Company has recorded $151,000 of liabilities related to uncertain tax positions relative to one of its foreign operations.
The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no material accrual for interest or penalties on the Company’s balance sheets at April 30, 2019 and 2018, and has not recognized any material interest and/or penalties in the statement of operations for either period. We do not anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.

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

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases".  The Company will adopt the new accounting standard using the modified retrospective transition option on adoption on May 1, 2019. While we are continuing to assess all impacts of the standard, we anticipate this standard will have a material impact to our consolidated balance sheet. Upon adoption, we expect to record additional lease liabilities of approximately $4.1 million attributable to our operating leases based on the present value of the remaining minimum lease payments with an increase to right-of-use assets of approximately $3.2 million. The Company does not expect the adoption of this standard to have a material impact on its consolidated statements of operations or cash flows.

Recently Adopted Accounting Pronouncements

In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting". This ASU expands the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Under the new guidance, the existing employee guidance will apply to nonemployee sharebased transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. The new accounting guidance will be effective for the Company on May 1, 2019. The Company early adopted ASU 2018-07 beginning with its financial reporting for the quarter ended January 31, 2019. The adoption did not have a material impact on our consolidated financial statements.

On November 17, 2016, the FASB issued ASU No. 2016-18, "Restricted Cash (a consensus of the FASB Emerging Issues Task Force)" ("ASU 2016-18"), which addresses classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 requires an entity's reconciliation of the beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include in cash and cash equivalents amounts generally described as restricted cash and restricted cash equivalents. ASU 2016-18 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. The Company adopted ASU 2016-18 on May 1, 2018 and did not have a material impact on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”. The new standard attempts to reduce diversity in practice in how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 provides guidance on eight specific cash flow issues. The new guidance was effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company adopted ASU 2016-15 on May 1, 2018 and it did not have a material impact on our consolidated financial statements.

In May 2014, the FASB and the International Accounting Standards Board issued a converged standard on the recognition of revenue from contracts with customers ("ASU 2014-09"). The objective of the new standard is to establish a single comprehensive revenue recognition model that is designed to create greater comparability of financial statements across industries and jurisdictions. Under the new standard, companies will recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The Company adopted ASU 2014-09 on May 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption and by recognizing the cumulative effect of applying the standard as an adjustment to the Company’s Balance Sheet. The adoption of ASU 2014-09 did not have a material impact on our consolidated financial statements. See "Note 5. Revenue from Contracts with Customers" for more information.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Accounts Receivable, Unbilled Services and Deferred Revenue

Accounts receivable and unbilled services were as follows (in thousands):

	April 30, 2019	April 30, 2018

Accounts receivable	$1,982	$1,837
Unbilled services	2,417	2,093
Total accounts receivable and unbilled services	4,399	3,930
Less allowance for doubtful accounts	(22)	(13)
Total accounts receivable, net	$4,377	$3,917

Deferred revenue was as follows (in thousands):

	April 30, 2019	April 30, 2018

Deferred revenue	$4,022	$4,704

Deferred revenue is shown as a current liability on the Company's balance sheet.

Note 4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	April 30,
	2019	2018
Furniture and fixtures	$142	$73
Computer equipment and software	1,104	973
Laboratory equipment	3,358	2,490
Assets in progress	16	15

Total property and equipment	4,620	3,551
Less: Accumulated depreciation and amortization	(2,074)	(1,468)

Property and equipment, net	$2,546	$2,083

Depreciation and amortization expense was $606,000 and $360,000 for the years ended April 30, 2019 and 2018, respectively. For the year ended April 30, 2018 the company disposed of fixed assets which reduced total property and equipment and accumulated depreciation by $16,000, respectively, leaving a gain on disposal of fixed asset of $3,000. Additionally, included in “Laboratory equipment” as of April 30, 2019 and 2018 are assets originally purchased under a capital lease of $366,000 and $130,000, respectively. Depreciation and amortization expense relating to these assets was approximately $116,000 and $27,000 for the years ended April 30, 2019 and 2018, respectively.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Revenue from Contracts with Customers

Oncology Services Revenue

The Company adopted ASC 606 on May 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for the twelve months ended April 30, 2019 reflect the application of ASC 606, while the reported results for the twelve months ended April 30, 2018 were prepared under ASC 605 - Revenue Recognition and other authoritative guidance in effect for that period. In accordance with ASC 606, revenue is now recognized when, or as, a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services.

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

The majority of the Company's revenue arrangements are service contracts that are completed within a year or less. There are a few contracts that range in duration between 1 and 3 years. Substantially all of the Company's performance obligations, and associated revenue, are transferred to the customer over time. Most of the Company's contracts can be terminated by the customer without cause. In the event of termination, the Company's contracts provide that the customer pay the Company for services rendered through the termination date. The Company generally receives compensation based on a predetermined invoicing schedule relating to specific milestones for that contract. In addition, in certain instances a customer contract may include forms of variable consideration such as performance increases or other provisions that can increase or decrease the transaction price. This variable consideration is generally awarded upon achievement of certain performance metrics. For the purposes of revenue recognition, variable consideration is assessed on a contract-by-contract basis and the amount to be recorded is estimated based on the assessment of the Company's anticipated performance and consideration of all information that is reasonably available. Variable consideration is recognized as revenue if and when it is deemed probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved in the future.

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

Other TOS revenue represents services provided to the pharmaceutical and biotechnology companies. The Company does not consider these services part of their core product offerings.

The following table represents disaggregated revenue for the twelve months ended April 30, 2019 and 2018:

	Year Ended April 30,
	2019	2018
Pharmacology services	$25,484	$18,026
Personalized oncology services	1,277	1,455
Other TOS revenue	306	760
Total oncology services revenue	$27,067	$20,241

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Note 6. Significant Customers

For the year ended April 30, 2019, one of our customers accounted for more than 10.0% of our total revenue in the amount of $2.9 million or 10.7%. The revenue from this customer is part of the TOS business and captured in the consolidated oncology services revenue line item within the income statement.

For the year ended April 30, 2018, two of our customers accounted for more than 10.0% of our total revenue in the amount of $4.2 million and $2.6 million, or 20.6% and 12.8%. The revenue from this customer is part of the TOS business and was captured in the consolidated oncology services revenue line item within the income statement.

As of April 30, 2019, none of our customers accounted for more than 10.0% of our total accounts receivable balance.

As of April 30, 2018, two of our customers accounted for more than 10.0% of our total accounts receivable balance in the amount of $878,530 and $736,071, or 22.6% and 19.0%, respectively.

Note 7. Commitments and Contingencies

Operating Leases

The Company currently leases certain office equipment and its office and laboratory facilities under non-cancelable operating leases. Rent expenses under the office and laboratory facilities totaled $822,000 and $657,000 for the years ended April 30, 2019 and 2018, respectively. The Company considers its facilities adequate for its current operational needs.

The Company leases the following facilities:

•
One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in November 2021. The Company recognized $91,000 and $90,000 of rental costs relative to this lease for fiscal 2019 and 2018, respectively.

•
855 North Wolfe Street, Suite 619, Baltimore, Maryland 21205, which consists of laboratories and office space where the Company conducts operations related to its primary service offerings.  This lease was terminated in October 2017.  The Company transitioned its activities from this location to 1330 Piccard Drive, Suite 025, Rockville, MD. The Company recognized nil and $59,000 of rental costs relative to the 855 North Wolfe Street location for fiscal 2019 and 2018, respectively.

•
450 East 29th Street, New York, New York, 10016, which was a laboratory facility. The Company recognized nil and $52,000 of rental expense for fiscal 2019 and 2018, respectively. This lease expired in May 2017 and was not renewed.

•
1330 Piccard Drive, Suite 025, Rockville, MD 20850, consists of laboratory and office space where the Company conducts operations related to its primary service offerings. The Company executed this lease on January 11, 2017. The operating commencement date was August 11, 2017. This lease expires in August 2028. The Company recognized $604,000 and $454,000 of rental expense for fiscal 2019 and 2018, respectively.

•
910 Clopper Road, Suites 260S and 280S, Gaithersburg, Maryland 20878, which consisted of laboratory and office space where the Company conducted operations related to its primary service offerings. The Company executed this lease on April 1, 2018. The operating commencement date was May 1, 2018. The Company transitioned its activities from this location to the New Location, as defined below, and terminated this lease seven days after the commencement date of the New Location. The Company recognized $41,000 and nil of rental expense for fiscal 2019 and 2018, respectively.

•
1405 Research Boulevard, Suite 125, Rockville, Maryland 20850 (“New Location”), which consists of laboratory and office space where the Company conducts operations related to its primary service offerings. The Company executed this lease on November 1, 2018. The operating commencement date was January 17, 2019. This lease expires in January 2024. The Company recognized $86,000 and nil of rental expense for fiscal 2019 and 2018, respectively.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Future minimum lease payments due each fiscal year are as follows (in thousands):

2020	$1,388
2021	1,471
2022	1,445
2023	1,404
2024	1,419
Thereafter	4,400
Total	$11,527

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

Royalties

The Company contracts with third-party vendors to license tumor samples for development into PDX models and use in our TOS business. These types of arrangements have an upfront fee ranging from nil to $7,000 per tumor sample depending on the successful growth of the tumor model and ability to develop them into a sellable product. The upfront costs are expensed as incurred. In addition, under certain agreements, for a limited period of time, the Company is subject to royalty payments if the licensed tumor models are used for sale in our TOS business, ranging from 2% to 5% of the contract price after recouping certain initiation costs. As of April 30, 2019, no royalties have been paid or incurred.

Note 8. Stock-based Payments

Stock-based compensation in the amount of $649,000 and $1.0 million was recognized for years ended April 30, 2019 and 2018, respectively. Included in stock-based compensation expense for the twelve months ended April 30, 2019 and April 30, 2018 under "general and administrative" line item is $13,000 and $15,000, respectively related to the issuance of common stock as compensation for services performed. Additionally, for the twelve months ended April 30, 2018 under "general and administrative" line item is an option modification charge of $56,529.  Stock-based compensation costs were recorded as follows (in thousands):

	Year Ended April 30,
	2019	2018
General and administrative	$458	$689
Sales and marketing	91	112
Research and development	14	166
TOS cost of sales	86	65
POS cost of sales	—	2

Total stock-based compensation expense	$649	$1,034

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

For stock-based payments to non-employee consultants under both the 2010 and 2008 Equity Plan, the fair value of the stock-based consideration issued is used to measure the transaction, as management believes this to be a more reliable measure of fair value than the services received.  The fair value of the award is expensed over the period service is provided to the Company; however, it is ultimately measured at the price of the Company’s common stock or the fair value of stock options using the Black-Scholes valuation model on the date that the commitment for performance by the non-employee consultant has been reached or performance is complete, which is generally the vesting date of the award.

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

Stock Option Grants

Black-Scholes assumptions used to calculate the fair value of options granted during the years ended April 30, 2019 and 2018 were as follows:

Year Ended April 30,
	2019	2018
Expected term in years	3 - 6	3 - 6
Risk-free interest rates	2.6% - 3.0%	1.8% - 2.6%
Volatility	65% - 85%	84% - 88%
Dividend yield	—%	—%

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted average fair value of stock options granted during the years ending April 30, 2019 and 2018, was $6.03 and $2.19, respectively. The Company’s stock options activity and related information as of and for the years ended April 30, 2019 and 2018 is as follows:

	Non- Employees	Directors and Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2018	50,000	2,655,845	2,705,845	$2.85	5.9	$5,265,000
Granted	—	206,790	206,790	9.86	7.9	$77,000
Exercised	—	(363,383)	(363,383)	2.22
Canceled	—	(49,766)	(49,766)	3.20
Forfeited	—	(9,750)	(9,750)	3.50
Expired	—	(66,110)	(66,110)	15.10

Outstanding, April 30, 2019	50,000	2,373,626	2,423,626	3.19	5.3	$14,557,000

Vested and expected to vest as of April 30, 2019	50,000	2,373,626	2,423,626	3.19	5.3	$14,557,000

Vested as of April 30, 2019	18,335	2,115,585	2,133,920	2.70	4.9	$13,785,000

	Non- Employees	Directors and Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2017	50,000	2,258,704	2,308,704	$2.86	6.1	$1,282,000
Granted	—	455,310	455,310	3.01	9.6	603,000
Exercised	—	(12,500)	(12,500)	3.00
Canceled	—	—	—	—
Forfeited	—	(7,042)	(7,042)	6.86
Expired	—	(38,627)	(38,627)	5.21

Outstanding, April 30, 2018	50,000	2,655,845	2,705,845	2.85	5.9	$5,265,000

Vested and expected to vest as of April 30, 2018	50,000	2,655,845	2,705,845	2.85	5.9	$5,265,000

Vested as of April 30, 2018	25,836	2,436,263	2,462,099	2.79	5.6	$5,036,000

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

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock Purchase Warrants

As of April 30, 2019, the Company had warrants outstanding for the purchase of 1,671,440 shares of its common stock, all of which were exercisable. Activity related to these warrants, which expire in March 2020, is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2018	2,004,284	$5.57	1.8	$—
Granted	—	—	—	—
Exercised	(247,468)	5.28	—	905,000
Forfeited	(85,376)	4.80	—	388,000
Expired	—	—	—	—

Outstanding, April 30, 2019	1,671,440	$6.20	0.9	$5,730,000

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2017	2,004,284	$5.57	2.8	$—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

Outstanding, April 30, 2018	2,004,284	$5.57	1.8	$—

Note 9. Common Stock

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

For the year ended April 30, 2019, the Company issued a total of 5,462 shares of common stock valued at $20,600 in consideration for consulting services, approximately $14,600 of which was accrued for at April 30, 2018.

For the year ended April 30, 2018, the Company issued a total of 8,569 shares of common stock valued at $22,500 in consideration for consulting services.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Provision for Income Taxes

The components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended April 30, 2019
	Federal	State	Foreign	Total
Current	$—	$2	$101	$103

Total	$—	$2	$101	$103

	Year Ended April 30, 2018
	Federal	State	Foreign	Total
Current	$—	$3	$30	$33

Total	$—	$3	$30	$33

A reconciliation between the Company’s effective tax rate and the United States statutory tax rate for the years ended April 30, 2019 and 2018 is as follows:

	Year Ended April 30,
	2019	2018
Federal income tax at statutory rate	21.0%	29.7%
US vs. foreign tax rate difference	1.1	0.1
State income tax, net of federal benefit	0.9	(0.2)
Permanent differences	(25.4)	0.5
Increase in uncertain tax position	—	(2.1)
Other	—	—
Change in valuation allowance	41.0	498.0
Changes in tax rates	6.1	(528.4)

Income tax expense	44.7%	(2.4)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities as of April 30, 2019 and 2018 consist of the following (in thousands):

	As of April 30,
	2019	2018
Accrued liabilities	$385	$71
Depreciation and amortization	(99)	(58)
State taxes	—	1
Stock-based compensation expense	4,207	4,466
Capitalized research and development costs	—	43
Foreign net operating loss carry-forward	—	208
Net operating loss carry-forward	10,460	9,678

Total deferred tax assets	14,953	14,409
Less: Valuation allowance	(14,953)	(14,409)

Net deferred tax asset	$—	$—

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Management has evaluated the available evidence about future tax planning strategies, taxable income and other possible sources of realization of deferred tax assets and has established a full valuation allowance against its net deferred tax assets as of April 30, 2019 and 2018.  For the years ended April 30, 2019 and 2018, the Company recorded a valuation allowance of $15.0 million and $14.4 million, respectively.

As of April 30, 2019 and 2018, the Company’s estimated U.S. net operating loss carry-forwards were approximately $43 million and $41 million, respectively. Net operating losses generated prior to May 1, 2018 have a 20 year carryforward and will begin expiring in 2025 for federal and 2031 for state purposes. Losses generated in the fiscal year ended April 30, 2019 can be carried forward indefinitely.  As of April 30, 2019 and 2018, the Company’s foreign net operating loss carry-forward was approximately $0 and $890,000, respectively, which have an unlimited carryforward period. A valuation allowance has been recorded against all of these loss carryforwards.

Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating losses that may be utilized in future years. During the fiscal year ended April 30, 2013, approximately $12 million of the Company’s net operating losses became subject to limitation under Internal Revenue Code Section 382 in connection with an ownership change on January 28, 2013. As a result of the ownership change, the Company’s annual limitation is approximately $432,000.

 The Company files income tax returns in various jurisdictions with varying statutes of limitations.  As of April 30, 2019, the earliest tax year still subject to examination for state purposes is fiscal 2016.  The Company’s tax years for periods ending April 30, 2002 and forward are subject to examination by the United States and certain states due to the carry-forward of unutilized net operating losses.

The following table indicates the changes to the Company’s uncertain tax positions for the period and years ended April 30, 2019 and 2018 in thousands:

	Year Ended April 30,
	2019	2018
Balance, beginning of the year	$151	$121
Addition based on tax positions related to prior years	—	—
Payment made on tax positions related to prior years	—	—
Addition based on tax positions related to current year	—	30

Balance, end of year	$151	$151

As of April 30, 2019 the above amount of $151,000 was included in other long-term liabilities.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Earnings Per Share

A reconciliation of net income (loss) and number of shares used in computing basic and diluted earnings (loss) per share was as follows:

	Year Ended April 30,
	2019	2018
Basic and diluted net loss per share computation (dollars in thousands):
Net income (loss) attributable to common stockholders	$128	$(1,476)
Weighted Average common shares - basic	11,340,184	10,991,105
Basic net income (loss) per share	$0.01	$(0.13)

Diluted income (loss) per share computation
Net income (loss) attributable to common stockholders	$128	$(1,476)
Income (loss) available to common stockholders	$128	$(1,476)

Weighted Average common shares	11,340,184	10,991,105
Incremental shares from assumed exercise of warrants and stock options	2,755,933	—
Adjusted weighted average share – diluted	14,096,117	10,991,105

Diluted net income (loss) per share	$0.01	$(0.13)

The following table reflects the total potential stock-based instruments outstanding at April 30, 2019 and 2018 that could have an effect on the future computation of dilution per common share:

	Year Ended April 30
	2019	2018
Stock options	2,423,626	2,705,845
Warrants	1,671,440	2,004,284

Total common stock equivalents	4,095,066	4,710,129

Note 12. Related Party Transactions

Related party transactions include transactions between the Company and its shareholders, management, or affiliates.  The following transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

Consulting Services

For both years ended April 30, 2019 and 2018, the Company paid a member of its Board of Directors $72,000 for consulting services unrelated to his duties as a board member. During the years ended April 30, 2019 and 2018, the Company paid another board member $73,000 and $95,000, respectively, for consulting services unrelated to his duties as a board member. All of the amounts paid to these related parties have been recognized in expense in the period the services were performed.

Note 13. Line of Credit

On October 30, 2017, the Company entered into a line of credit agreement with a national bank which provided that the Company may borrow up to $1.5 million. The revolving line maturity date was October 29, 2018 and the line of credit was not renewed. The Company believes that such line of credit was no longer necessary to fund the Company's working capital needs.

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

10.1
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

10.3	Offer letter dated June 3, 2013 between the Company and David Miller (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 3, 2013)

10.4	2010 Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Information Statement on Schedule 14C filed March 7, 2011)

10.5
Form of Note Purchase Agreement, dated December 1, 2014, between the Company and each of  Joel Ackerman and Ronnie Morris (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 5, 2014)

10.6
Form of Convertible Promissory Note, dated December 1, 2014, issued to each of Joel Ackerman and Ronnie Morris in connection with the Note Purchase Agreement, dated December 1, 2014 between the Company and each of Joel Ackerman and Ronnie Morris incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 5, 2014)

10.7
Amendment No. 1 to Convertible Promissory Note, dated December 1, 2014 issued to Joel Ackerman in connection with the Note Purchase Agreement, dated December , 2014, between the Company and each of Joel Ackerman and Ronnie Morris (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 2, 2015)

10.8
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

10.14
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

10.19	Option Exchange Agreement, dated March 16, 2015, between the Company and Joel Ackerman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2015)

10.20	Option Exchange Agreement, dated March 16, 2015, between the Company and Ronnie Morris (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 20, 2015)

10.21	Option Exchange Agreement, dated March 16, 2015, between the Company and David Miller (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 20, 2015)

14	Code of Ethics (incorporated by reference to Exhibit 14 of the April 30, 2008 Form 10-KSB)

21	List of Subsidiaries (incorporated by reference to Exhibit 21 of the Company's Form 10-K filed July 28, 2017)

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certifications***

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

__________________________
* Filed herewith

*** Furnished hereto.