Form 10-Q
period 2019-07-31
CHAMPIONS ONCOLOGY, INC.
filed 2019-09-16
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2019
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
None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
 The number of Common Shares of the Registrant outstanding as of September 11, 2019 was 11,619,538.

DOCUMENTS INCORPORATED BY REFERENCE - None

INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHAMPIONS ONCOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	July 31, 2019	April 30, 2019
	(unaudited)
ASSETS
Current assets:
Cash	$2,202	$3,237
Accounts receivable, net	3,891	4,377
Prepaid expenses and other current assets	256	308

Total current assets	6,349	7,922

Operating lease right-of-use assets, net	3,103	—
Property and equipment, net	3,113	2,546
Other long term assets	128	128
Goodwill	669	669

Total assets	$13,362	$11,265

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,725	$2,807
Accrued liabilities	770	1,180
Current portion of finance lease	9	16
Current portion of operating lease liabilities	457	—
Deferred revenue	3,969	4,022

Total current liabilities	7,930	8,025

Deferred rent	—	851
Non-current operating lease liabilities	3,553	—
Other non-current liabilities	151	151

Total liabilities	$11,634	$9,027

Stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 11,619,538 and 11,619,538 shares issued and outstanding as of July 31, 2019 and April 30, 2019, respectively	12	12
Additional paid-in capital	73,055	72,924
Accumulated deficit	(71,339)	(70,698)

Total stockholders’ equity	1,728	2,238

Total liabilities and stockholders’ equity	$13,362	$11,265

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended July 31,
	2019	2018

Oncology services revenue	$6,737	$6,225

Costs and operating expenses:
Cost of oncology services	3,752	3,083
Research and development	1,303	1,088
Sales and marketing	870	518
General and administrative	1,426	1,055

Total costs and operating expenses	7,351	5,744

(Loss) income from operations	(614)	481

Other expense (income):
Other expense (income)	12	(1)

Total other expense (income)	12	(1)

(Loss) income before provision for income taxes	(626)	482
Provision for income taxes	15	—

Net (loss) income	$(641)	$482

Net (loss) income per common share outstanding
basic	$(0.06)	$0.04
and diluted	$(0.06)	$0.04

Weighted average common shares outstanding
basic	11,619,538	11,012,281
and diluted	11,619,538	12,618,021

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in Thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance April 30, 2019	11,619,538	$12	—	$—	$72,924	$(70,698)	$2,238
Stock-based compensation	—	—	—	—	131	$—	$131
Net loss	—	—	—	—	—	(641)	(641)
Balance July 31, 2019	11,619,538	$12	—	$—	$73,055	$(71,339)	$1,728

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance April 30, 2018	11,003,228	$11	269,685	$(1,252)	$72,070	$(70,826)	$3
Stock-based compensation	—	—	—	—	75	—	75
Issuance of common stock for services	4,762	—	—	—	—	—	—
Issuance of common stock on exercise of stock options	20,000	—	—	—	42	—	42
Net income	—	—	—	—	—	482	482
Balance July 31, 2018	11,027,990	$11	269,685	$(1,252)	$72,187	$(70,344)	$602

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Three Months Ended July 31,
	2019	2018
Operating activities:
Net (loss) income	$(641)	$482

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation	131	75
Issuance of common stock for services	—	8
Depreciation and amortization expense	182	118
Operating lease right-of use assets	98	—
Provision for doubtful accounts	6	—
Deferred rent	—	151
Changes in operating assets and liabilities:
Accounts receivable	480	148
Prepaid expenses and other current assets	52	41
Accounts payable	(82)	(43)
Accrued liabilities	(410)	(203)
Operating lease liabilities	(42)	—
Deferred revenue	(53)	(441)

Net cash (used in) provided by operating activities	(279)	336

Investing activities:
Purchase of property and equipment	(749)	(211)

Net cash used in investing activities	(749)	(211)

Financing activities:
Proceeds from exercise of options and warrants	—	42
Finance lease payments	(7)	(7)

Net cash (used in) provided by financing activities	(7)	35

Increase/(decrease) in cash	(1,035)	160
Cash at beginning of period	3,237	1,006

Cash at end of period	$2,202	$1,166

Non-cash investing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	3,205	—
Purchase equipment under finance lease	—	249

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

The Company has two operating subsidiaries: Champions Oncology (Israel), Limited and Champions Biotechnology U.K., Limited. For the three months ended July 31, 2019 and 2018, there were no revenues earned by these subsidiaries.

The Company’s foreign subsidiaries functional currency is the U.S. dollar. Transaction gains and losses are recognized in earnings. The Company is subject to foreign exchange rate fluctuations in connection with the Company’s international operations.

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. All significant intercompany transactions and accounts have been eliminated. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in the Company’s annual consolidated financial statements for the year ended April 30, 2019, as filed on Form 10-K, except effective May 1, 2019, the Company accounts for its leases under Accounting Standards Codification (“ASC”) Topic 842, Leases. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 30, 2019. The results of operations for the interim periods are not necessarily indicative of the results of operations for a full fiscal year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note 2. Significant Accounting Policies

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash, and with original maturities of three months or less to be cash equivalents. As of July 31, 2019 and April 30, 2019 the Company had no cash equivalents.

Liquidity

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our cash, working capital management, proceeds from certain private placements and public offerings of our securities and sales of products and services. For the three months ended July 31, 2019, the Company had net loss of approximately $641,000 and net cash used in operations of $279,000. As of July 31, 2019, the Company had an accumulated deficit of approximately $71.3 million, a working capital deficit of $1.6 million and cash of $2.2 million. We believe that our cash on hand, together with expected positive cash flows from operations for fiscal year 2020, are adequate to fund operations through at least November 2020. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

Leases

Effective May 1, 2019, the Company accounts for its leases under Accounting Standards Codification (“ASC”) Topic 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. As the Company's leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. The Company continues to account for leases in the prior period financial statements in accordance with ASC Topic 840.

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

	Three Months Ended July 31,
	2019	2018
Basic and diluted net (loss) income per share computation (dollars in thousands):
Net (loss) income attributable to common stockholders	$(641)	$482
Weighted Average common shares – basic	11,619,538	11,012,281
Basic net (loss) income per share	$(0.06)	$0.04

Diluted (loss) income per share computation:
Net (loss) income attributable to common stockholders	$(641)	$482
(Loss) income available to common stockholders	$(641)	$482

Weighted Average common shares	11,619,538	11,012,281
Incremental shares from assumed exercise of warrants and stock options	—	1,605,740
Adjusted weighted average share – diluted	11,619,538	12,618,021

Diluted net (loss) income per share	$(0.06)	$0.04

The following table reflects the total potential share-based instruments outstanding at July 31, 2019 and 2018 that could have an effect on the future computation of dilution per common share, had their effect not been anti-dilutive:

	July 31,
	2019	2018
Stock options	2,374,875	2,687,095
Warrants	1,669,773	2,004,284

Total common stock equivalents	4,044,648	4,691,379

Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements.  In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. Our ability to utilize net operating losses (“NOL”) carryforwards to offset our future taxable income taxes would be limited if we have undergone or were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code (the “IRC”). The Company performed a Section 382 study and concluded that there are adequate NOL's available to offset any net income generated during the fiscal year ending April 30, 2020. The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change. As of July 31, 2019 and April 30, 2019, the Company provided a valuation allowance for all net deferred tax assets, as recovery is not more likely than not based on an insufficient history of earnings.

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

The Company reflects tax benefits only if it is more likely than not that the Company will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  The Company recorded $151,000 of liabilities related to uncertain tax positions relative to one of its foreign operations as of July 31, 2019 and April 30, 2019.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at July 31, 2019 and April 30, 2019, and has not recognized interest and/or penalties in the statement of operations for either period. We do not anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.

The provision for income taxes for the three months ended July 31, 2019 and 2018 was $15,000 and nil, respectively.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, "Leases", (Topic 842), which required the Company to recognize lease assets and lease liabilities (related to leases previously classified as operating under previous U.S. GAAP) on its consolidated balance sheet for all leases in excess of one year in duration. The ASU was effective for the Company on May 1, 2019. The Company elected to adopt the ASU 2016-02 using the modified retrospective method and, therefore, have not recast comparative periods presented in its unaudited consolidated financial statements. As permitted under ASU 2016-02, the Company elected to account for the non-lease components together with the lease components as a single lease component. The Company recorded an operating lease right-of-use ("ROU") asset of $3.2 million, net of deferred rent of $900,000 and an operating lease liability of $4.1 million as of May 1, 2019. See Note 8 of this Form 10-Q for additional information and required disclosures. Under Topic 842, the Company determined if an arrangement is a lease at inception. ROU assets and liabilities are recognized at commencement date based on the present value of remaining lease payments of $4.1 million over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As the Company's leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

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

Note 3. Accounts Receivable, Unbilled Services and Deferred Revenue

Accounts receivable and unbilled services were as follows (in thousands):

	July 31, 2019	April 30, 2019
	(unaudited)
Accounts receivable	$1,972	$1,982
Unbilled services	1,947	2,417
Total accounts receivable and unbilled services	3,919	4,399
Less allowance for doubtful accounts	(28)	(22)
Total accounts receivable, net	$3,891	$4,377

Deferred revenue was as follows (in thousands):

	July 31, 2019	April 30, 2019
	(unaudited)
Deferred revenue	$3,969	$4,022

Deferred revenue is shown as a current liability on the Company's balance sheet.

Note 4. Revenue from Contracts with Customers

Oncology Services Revenue

The Company adopted Accounting Standards Codification (ASC) 606, Revenue Recognition - Revenue from Customers ("ASC 606") on May 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for both the three months ended July 31, 2019 and July 31, 2018 reflect the application of ASC 606. In accordance with ASC 606, revenue is now recognized when, or as, a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services.

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

The following tables represents disaggregated revenue for the three months ended July 31, 2019 and 2018:

	Three Months Ended July 31,
	2019	2018
Pharmacology services	$6,530	$5,777
Personalized oncology services	180	359
Other	27	89
Total oncology services revenue	$6,737	$6,225

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

Note 5. Property and Equipment

Property and equipment is recorded at cost and primarily consists of laboratory equipment, furniture and fixtures, and computer equipment and software. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the various assets ranging from three to seven years. Property and equipment consisted of the following (table in thousands):

	July 31, 2019	April 30, 2019
	(unaudited)
Furniture and fixtures	$178	$142
Computer equipment and software	1,117	1,104
Laboratory equipment	3,455	3,358
Assets in progress	619	16

Total property and equipment	5,369	4,620
Less: Accumulated depreciation	(2,256)	(2,074)

Property and equipment, net	$3,113	$2,546

Depreciation and amortization expense, excluding expense recorded under the finance lease, was $145,000 and $111,000 for the three months ended July 31, 2019 and 2018, respectively. As of July 31, 2019 and April 30, 2019, property, plant and equipment included assets held under the finance lease of $366,000. Related depreciation expense was $37,000 and $7,000 for the three months ended July 31, 2019 and 2018, respectively.

Finance Lease

In November 2014, the Company entered into a finance lease for laboratory equipment. The lease has costs of approximately $149,000, at inception, through November 2019. The current monthly finance lease payment is approximately $3,000. The future minimum lease payments remaining under this finance lease is $9,000, which will be paid during fiscal year 2020. The present value of minimum future obligations is calculated based on interest rate of 5%.

In July 2018, the Company entered into a second finance lease for laboratory equipment. The lease had total costs of approximately $283,000, inclusive of interest and taxes, with a monthly payment of approximately $11,000. Although the lease was originally due to mature in July 2020, the Company decided to pay the outstanding balance on February 1, 2019. As a result, the entire outstanding balance is nil as of July 31, 2019.

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

Stock-based compensation in the amount of $131,000 and $83,000 was recognized for the three months ended July 31, 2019 and 2018, respectively. Included in 2018 stock-based compensation under general and administrative line item is $7,500 issuance of common stock as compensation for services performed. Stock-based compensation expense was recognized as follows (table in thousands):

	Three Months Ended July 31,
	2019	2018
General and administrative	$132	$60
Sales and marketing	22	7
Research and development	3	4
Cost of oncology services	(26)	12
Total stock-based compensation expense	$131	$83

Stock Option Grants

Black-Scholes assumptions used to calculate the fair value of options granted during the three months ended July 31, 2019 and 2018 were as follows:

	Three Months Ended July 31,
	2019	2018
Expected term in years	—	6
Risk-free interest rates	—%	2.82%
Volatility	—%	84.40%
Dividend yield	—%	—%

The weighted average fair value of stock options granted during the three months ended July 31, 2018 was $5.18. There was no stock options granted during the three months ended July 31, 2019. The Company’s stock options activity for the three months ended July 31, 2019 was as follows:

	Non- Employees	Directors and Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2019	50,000	2,373,626	2,423,626	$3.19	5.3	$14,557,000
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	—	(40,000)	(40,000)	8.20
Canceled	—	(2,083)	(2,083)	11.50		—
Expired	(6,668)	—	(6,668)	12.24

Outstanding, July 31, 2019	43,332	2,331,543	2,374,875	3.08	4.9	$8,836,000

Vested and expected to vest as of July 31, 2019	43,332	2,331,543	2,374,875	3.08	4.9	$8,836,000

Exercisable as of July 31, 2019	17,501	2,125,730	2,143,231	2.74	4.5	$8,469,000

Stock Purchase Warrants

As of July 31, 2019 and April 30, 2019, the Company had warrants outstanding for the purchase of 1,669,773 and 1,671,440, respectively, shares of its common stock, all of which were exercisable. Activity related to these warrants, which expire at various dates through March 2020, is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2019	1,671,440	$6.20	0.9	$5,730,000
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	—	—	—	—
Expired	(1,667)	4.80	—	—

Outstanding, July 31, 2019	1,669,773	$5.66	0.6	$1,355,000

Note 7. Related Party Transactions

Related party transactions include transactions between the Company and its shareholders, management, or affiliates.  The following transactions were in the normal course of operations and were measured and recorded at the exchange amount, which is the amount of consideration established and agreed to by the parties.

Consulting Services

During both three months ended July 31, 2019 and 2018, the Company paid an affiliate of a board member $18,000 for consulting services unrelated to his duty as a board member. During the three months ended July 31, 2019 and 2018, the Company paid an affiliate of a board member $15,161 and $20,686, respectively, for consulting services unrelated to their duties as board members. As of July 31, 2019, $3,000 was due to these related parties.

Note 8. Commitments and Contingencies

Operating Leases

Effective May 1, 2019, the Company adopted the new accounting standard (“ASC”) 842, using the modified retrospective transition option. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the consolidated balance sheet as both an operating lease ROU asset and operating lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term. Variable lease expenses, if any, are recorded when incurred. The Company has elected to apply the short-term lease exemption practical expedient for each class of underlying assets and excludes short-term leases having initial terms of 12 months or less. The Company recognizes rent expense on a straight-line basis over the lease term for these short-term leases. The Company has determined that no material embedded leases exist. As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments, which was 7.25% . The weighted average remaining lease term and the weighted average discount rate at the adoption date were 7.68 years and 7.25%, respectively.

The Company currently leases certain office equipment and its office and laboratory facilities under non-cancelable operating leases. Rent expense for operating leases is recognized on a straight-line basis over the lease term from the lease commencement date through the scheduled expiration date. Rent expenses under the office and laboratory facilities totaled $239,000 and $188,000 for the three months ended July 31, 2019 and 2018, respectively. The Company considers its facilities adequate for its current operational needs.

The Company leases the following facilities:

•
One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in November 2021. The Company recognized $24,000 and $23,000 of rental costs relative to this lease for the three months ended July 31, 2019 and 2018, respectively.

•
1330 Piccard Drive, Suite 025, Rockville, MD 20850, which consists of laboratory and office space where the Company conducts operations related to its primary service offerings. The Company executed this lease on January 11, 2017. The operating commencement date was August 11, 2017. This lease expires in August 2028. The Company recognized $151,000 and $151,000 of rental expense for the three months ended July 31, 2019 and 2018, respectively.

•
910 Clopper Road, Suites 260S and 280S, Gaithersburg, Maryland 20878, which consists of laboratory and office space where the Company conducted operations related to its primary service offerings. The Company executed this lease on April 1, 2018. The operating commencement date was May 1, 2018. The Company transitioned its activities from this location to the New Location, as defined below, and terminated this lease seven days after the commencement date of the New Location. The Company recognized nil and $14,000 of rental expense for three months ended July 31, 2019 and 2018, respectively.

•
1405 Research Boulevard, Suites 125, Rockville, Maryland 20850 (“New Location”), which consists of laboratory and office space where the Company conducts operations related to its primary service offerings. The Company executed this lease on November 1, 2018. The operating commencement date was January 17, 2019. This lease expires in January 2024. The Company recognized $64,000 and nil of rental expense for the three months ended July 31, 2019 and 2018, respectively.

Future minimum lease payments due each fiscal year as follows (in thousands):

2020 (remaining)	$1,041
2021	1,471
2022	1,445
2023	1,404
2024	1,419
Thereafter	4,400
Total	$11,180

Legal Matters

The Company is not currently party to any legal matters to its knowledge. The Company is not aware of any other matters that would have a material impact on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the condensed consolidated financial statements and related notes that appear elsewhere in this report and our most recent annual report for the year ended April 30, 2019, as filed on Form 10-K.

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

Forward-looking statements speak only as of the date the statements are made. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2019, as updated in our subsequent reports filed with the SEC, including any updates found in Part II, Item 1A of this or other reports on Form 10-Q, if any. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

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

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through cash, working capital management, proceeds from certain private placements and public offerings of our securities and sales of products and services. For the three months ended July 31, 2019, the Company had net loss of approximately $641,000 and net cash used in operations of $279,000. As of July 31, 2019, the Company had an accumulated deficit of approximately $71.3 million, a working capital deficit of $1.6 million and cash of $2.2 million. We believe that our cash on hand, together with expected positive cash flows from operations for fiscal year 2020, are adequate to fund operations through at least November 2020. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

Operating Results

The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Three Months Ended July 31,
	2019	% of Revenue	2018	% of Revenue	% Change

Oncology services revenue	$6,737	100.0%	$6,225	100.0%	8.2%

Costs and operating expenses:
Cost of oncology services	3,752	55.7	3,083	49.5	21.7
Research and development	1,303	19.3	1,088	17.5	19.8
Sales and marketing	870	12.9	518	8.3	68.0
General and administrative	1,426	21.2	1,055	16.9	35.2

Total costs and operating expenses	7,351	109.1	5,744	92.2	28.0
Loss from operations	$(614)	(9.1)%	$481	7.7%	227.7%

Oncology Services Revenue

Oncology services revenue was $6.7 million and $6.2 million for the three months ended July 31, 2019 and 2018, respectively, an increase of $512,000 or 8.2%. The increase in revenue for the three month period is due to increased sales, both in number and size of studies, expanding our customer base, and growth of the platform.

Cost of Oncology Services

Cost of oncology services for the three months ended July 31, 2019 and 2018 were $3.8 million and $3.1 million, respectively, an increase of $669,000 or 21.7%.  For the three months ended July 31, 2019 and 2018, gross margins were 44.3% and 50.5%, respectively. The increase in cost of oncology services for the three month period was mainly due to an increase in salary, mice costs, and lab supplies resulting from the increase in study volume. Gross margin varies based on timing differences between expense and revenue recognition and was impacted by the increase in cost ahead of revenue related to the increase in number of studies performed.

 Research and Development

Research and development expenses for the three months ended July 31, 2019 and 2018 were $1.3 million and $1.1 million, respectively, an increase of $215,000 or 19.8%. The increase is due to increased lab costs and salaries related to new product development costs.

Sales and Marketing

Sales and marketing expenses for the three months ended July 31, 2019 and 2018 were $870,000 and $518,000, respectively, an increase of $352,000, or 68.0%. The increase for the three month period is mainly due to the accrual of commissions and expansions of the sales force.

General and Administrative

General and administrative expenses for the three months ended July 31, 2019 and 2018 were $1.4 million and $1.1 million, respectively, an increase of approximately $371,000, or 35.2%. The increase for the three month period was mainly due to an increase in stock-based compensation, depreciation and salary expenses.

Inflation

Inflation does not have a meaningful impact on the results of our operations.

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash used in operating activities was $279,000 for the three months ended July 31, 2019 compared to net cash provided by operating activities of $336,000 for the three months ended July 31, 2018, respectively. The decrease in cash flow is primarily the result of the net loss compared to the net income for the same period last year, along with the timing of ordinary business fluctuations in current operating accounts.

Cash Flows from Investing Activities

Net cash used in investing activities was $749,000 and $211,000 for the three months ended July 31, 2019 and 2018, respectively.  The increase in net cash used in investing activities is the result of lab equipment purchased for the Company's new product and service offerings.

Cash Flows from Financing Activities

Net cash used in financing activities was $7,000 for the three months ended July 31, 2019 compared to the net cash provided by financing activities of $35,000 for the three months ended July 31, 2018, respectively.

Critical Accounting Estimates and Policies

The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to apply methodologies and make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates of the Company include, among other things, accounts receivable realization, revenue recognition (replacement of licensed tumors), valuation allowance for deferred tax assets, valuation of goodwill, and stock compensation and warrant assumptions. Actual results could differ from those estimates. The Company’s critical accounting policies are summarized in the Company’s Annual Report on Form 10-K, filed with the SEC on July 29, 2019.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of July 31, 2019 at the reasonable assurance level in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item; however, the discussion of our business and operations should be read together with the Risk Factors set forth in our Annual Report on Form 10K filed with the Securities and Exchange Commission on July 29, 2019. Such risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flow, strategies or prospects in a material and adverse manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Exhibit
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1**	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
* filed herewith
** furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPIONS ONCOLOGY, INC.
(Registrant)

Date: September 16, 2019	By:	/s/ Ronnie Morris
Ronnie Morris
Chief Executive Officer
(principal executive officer)

Date: September 16, 2019	By:	/s/ David Miller
David Miller
Chief Financial Officer
(principal financial and accounting officer)