Form 10-Q
period 2019-10-31
CHAMPIONS ONCOLOGY, INC.
filed 2019-12-16
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2019
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
 The number of Common Shares of the Registrant outstanding as of December 6, 2019 was 11,620,163.

DOCUMENTS INCORPORATED BY REFERENCE - None

INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2019

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHAMPIONS ONCOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	October 31, 2019	April 30, 2019
	(unaudited)
ASSETS
Current assets:
Cash	$2,784	$3,237
Accounts receivable, net	3,918	4,377
Prepaid expenses and other current assets	363	308

Total current assets	7,065	7,922

Operating lease right-of-use assets, net	3,004	—
Property and equipment, net	3,081	2,546
Other long term assets	128	128
Goodwill	669	669

Total assets	$13,947	$11,265

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,787	$2,807
Accrued liabilities	841	1,180
Current portion of finance lease	2	16
Current portion of operating lease liabilities	477	—
Deferred revenue	4,146	4,022

Total current liabilities	8,253	8,025

Deferred rent	—	851
Non-current operating lease liabilities	3,429	—
Other non-current liabilities	151	151

Total liabilities	$11,833	$9,027

Stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 11,620,163 and 11,619,538 shares issued and outstanding as of October 31, 2019 and April 30, 2019, respectively	12	12
Additional paid-in capital	73,134	72,924
Accumulated deficit	(71,032)	(70,698)

Total stockholders’ equity	2,114	2,238

Total liabilities and stockholders’ equity	$13,947	$11,265

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018

Oncology services revenue	$7,625	$6,693	$14,362	$12,919

Costs and operating expenses:
Cost of oncology services	3,881	3,451	7,633	6,533
Research and development	1,341	1,193	2,644	2,282
Sales and marketing	977	740	1,847	1,259
General and administrative	1,135	1,034	2,561	2,088

Total costs and operating expenses	7,334	6,418	14,685	12,162

Income (loss) from operations	291	275	(323)	757

Other income (expense):
Other income (expense)	27	(7)	15	(6)

Income (loss) before provision for income taxes	318	268	(308)	751
Provision for income taxes	11	1	26	1

Net income (loss)	$307	$267	$(334)	$750

Net income (loss) per common share outstanding
basic	$0.03	$0.02	$(0.03)	$0.07
and diluted	$0.02	$0.02	$(0.03)	$0.06

Weighted average common shares outstanding
basic	11,619,686	11,278,312	11,619,569	11,135,358
and diluted	12,964,792	14,037,090	11,619,569	13,491,502

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in Thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance May 1, 2019	11,619,538	12	—	$—	$72,924	$(70,698)	$2,238
Stock-based compensation	—	—	—	—	131	$—	$131
Net loss	—	—	—	—	—	(641)	(641)
Balance July 31, 2019	11,619,538	12	—	$—	$73,055	$(71,339)	$1,728
Stock-based compensation	—	—	—	—	77	$—	$77
Issuance of common stock on exercise of stock options	625	—	—	—	2	$—	$2
Net income	—	—	—	—	—	307	307
Balance October 31, 2019	11,620,163	12	—	—	73,134	(71,032)	2,114

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance May 1, 2018	11,003,228	11	269,685	$(1,252)	$72,070	$(70,826)	$3
Stock-based compensation	—	—	—	—	75	—	75
Issuance of common stock for services	4,762	—	—	—	—	—	—
Issuance of common stock on exercise of stock options	20,000	—	—	—	42	—	42
Net income	—	—	—	—	—	483	483
Balance July 31, 2018	11,027,990	11	269,685	$(1,252)	$72,187	$(70,343)	$603
Stock-based compensation	—	—	—	—	88	—	88
Issuance of common stock on exercise of stock options and warrants	446,815	—	(269,685)	1,252	(218)	—	1,034
Net income	—	—	—	—	—	267	267
Balance October 31, 2018	11,474,805	11	—	—	72,057	(70,076)	1,992

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Six Months Ended October 31,
	2019	2018
Operating activities:
Net (loss) income	$(334)	$750

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	208	163
Issuance of common stock for services	—	8
Depreciation and amortization expense	360	269
Gain on disposal of equipment	(52)	—
Operating lease right-of use assets	198	—
Provision for doubtful accounts	34	—
Deferred rent	—	216
Changes in operating assets and liabilities:
Accounts receivable	425	(786)
Prepaid expenses and other current assets	(55)	25
Accounts payable	(341)	(141)
Accrued liabilities	(339)	(228)
Operating lease liabilities	(147)	—
Deferred revenue	124	124

Net cash provided by operating activities	81	400

Investing activities:
Purchase of property and equipment	(522)	(486)

Net cash used in investing activities	(522)	(486)

Financing activities:
Proceeds from exercise of options and warrants	2	1,076
Finance lease payments	(14)	(40)

Net cash (used in) provided by financing activities	(12)	1,036

(Decrease)/increase in cash	(453)	950
Cash at beginning of period	3,237	1,006

Cash at end of period	$2,784	$1,956

Non-cash investing activities:
Purchase equipment under finance lease	—	235
Purchase of equipment	160	—
Unpaid portion of property and equipment purchase	321	—

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

The Company has two operating subsidiaries: Champions Oncology (Israel), Limited and Champions Biotechnology U.K., Limited. For the three and six months ended October 31, 2019 and 2018, there were no revenues earned by these subsidiaries.

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

Note 2. Significant Accounting Policies

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash, and with original maturities of three months or less to be cash equivalents. As of October 31, 2019 and April 30, 2019 the Company had no cash equivalents.

Liquidity

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our cash, working capital management, proceeds from certain private placements and public offerings of our securities and sales of products and services. For the six months ended October 31, 2019, the Company had a net loss of approximately $334,000 and cash flow from operations of $81,000. For the three months ended October 31, 2019, the Company had net income of $307,000 and cash flow from operations of $360,000. As of October 31, 2019, the Company had an accumulated deficit of approximately $71.0 million, a working capital deficit of $1.2 million and cash of $2.8 million. We believe that our cash on hand, together with expected positive cash flows from operations for fiscal year 2020, are adequate to fund operations through at least 12 months from the filing of this 10-Q. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

Leases

Effective May 1, 2019, the Company accounts for its leases under ASC Topic 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. As the Company's leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. The Company continues to account for leases in the prior period financial statements in accordance with ASC Topic 840.

Earnings Per Share

Basic net income or loss per share is computed by dividing the net income or loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing the net income or loss for the period by the weighted-average number of shares of common stock plus dilutive potential common stock considered outstanding during the period. Such dilutive shares consist of incremental shares that would be issued upon exercise of the Company’s common stock purchase warrants and stock options.

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
Basic and diluted net (loss) income per share computation (dollars in thousands):
Net income (loss) attributable to common stockholders	$307	$267	$(334)	$750
Weighted Average common shares – basic	11,619,686	11,278,312	11,619,569	11,135,358
Basic net income (loss) per share	$0.03	$0.02	$(0.03)	$0.07

Diluted income (loss) per share computation:
Net income (loss) attributable to common stockholders	$307	$267	$(334)	$750
Income (loss) available to common stockholders	$307	$267	$(334)	$750

Weighted Average common shares	11,619,686	11,278,312	11,619,569	11,135,358
Incremental shares from assumed exercise of warrants and stock options	1,345,106	2,758,778	—	2,356,144
Adjusted weighted average share – diluted	12,964,792	14,037,090	11,619,569	13,491,502

Diluted net income (loss) per share	$0.02	$0.02	$(0.03)	$0.06

The following table reflects the total potential share-based instruments outstanding at October 31, 2019 and 2018 that could have an effect on the future computation of dilution per common share, had their effect not been anti-dilutive:

	October 31,
	2019	2018
Stock options	2,453,874	2,466,877
Warrants	1,669,773	1,878,219

Total common stock equivalents	4,123,647	4,345,096

Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements.  In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. Our ability to utilize net operating losses (“NOL”) carryforwards to offset our future taxable income would be limited if we have undergone or were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code (the “IRC”). The Company performed a Section 382 study and concluded that there are adequate NOL's available to offset any net income generated during the fiscal year ending April 30, 2020. The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change. As of October 31, 2019 and April 30, 2019, the Company provided a valuation allowance for all net deferred tax assets, as recovery is not more likely than not based on an insufficient history of earnings.

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

The Company reflects tax benefits only if it is more likely than not that the Company will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  The Company recorded $151,000 of liabilities related to uncertain tax positions relative to one of its foreign operations as of October 31, 2019 and April 30, 2019.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at October 31, 2019 and April 30, 2019, and has not recognized interest and/or penalties in the statement of operations for either period. We do not anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.

The provision for the income taxes for the three months ended October 31, 2019 and 2018 was $11,000 and $1,000. The provision for income taxes for the six months ended October 31, 2019 and 2018 was $26,000 and $1,000, respectively.

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

Accounting Pronouncements Being Evaluated

In August 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-15, which amends ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software, to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement ("CCA") that is a service contract. This update aligns the accounting for costs incurred to implement a CCA that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The update is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted, including adoption in any interim period. We are currently assessing the impact of this update on our consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, "Leases", (Topic 842), which required the Company to recognize lease assets and lease liabilities (related to leases previously classified as operating under previous U.S. GAAP) on its consolidated balance sheet for all leases in excess of one year in duration. The ASU was effective for the Company on May 1, 2019. The Company elected to adopt ASU 2016-02 using the modified retrospective method and, therefore, have not recast comparative periods presented in its unaudited consolidated financial statements. As permitted under ASU 2016-02, the Company elected to account for the non-lease components together with the lease components as a single lease component. The Company recorded an operating lease right-of-use ("ROU") asset of $3.2 million, net of deferred rent of $900,000 and an operating lease liability of $4.1 million as of May 1, 2019. See Note 8 of this Form 10-Q for additional information and required disclosures. Under Topic 842, the Company determined if an arrangement is a lease at inception. ROU assets and liabilities are recognized at commencement date based on the present value of remaining lease payments of $4.1 million over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As the Company's leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting". This ASU expands the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Under the new guidance, the existing employee guidance will apply to nonemployee share based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. The new accounting guidance was effective for the Company on May 1, 2019. The Company has adopted this new rule beginning with its financial reporting for the quarter ended January 31, 2019. The adoption had no material impact on our consolidated financial statements.

Note 3. Accounts Receivable, Unbilled Services and Deferred Revenue

Accounts receivable and unbilled services were as follows (in thousands):

	October 31, 2019	April 30, 2019
	(unaudited)
Accounts receivable	$2,298	$1,982
Unbilled services	1,676	2,417
Total accounts receivable and unbilled services	3,974	4,399
Less allowance for doubtful accounts	(56)	(22)
Total accounts receivable, net	$3,918	$4,377

Deferred revenue was as follows (in thousands):

	October 31, 2019	April 30, 2019
	(unaudited)
Deferred revenue	$4,146	$4,022

Deferred revenue is shown as a current liability on the Company's balance sheet.

Note 4. Revenue from Contracts with Customers

Oncology Services Revenue

The Company adopted ASC 606, Revenue Recognition - Revenue from Customers ("ASC 606") on May 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for both the three months ended October 31, 2019 and 2018 reflect the application of ASC 606. In accordance with ASC 606, revenue is now recognized when, or as, a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services.

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

The Company accounts for amendments as a separate contract if they meet the criteria under ASC 606-10-25-12.

Other TOS revenue represents services provided to the pharmaceutical and biotechnology companies. The Company does not consider these services part of their core product offerings.

The following tables represents disaggregated revenue for the three and six months ended October 31, 2019 and 2018:

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
Pharmacology services	$7,358	$6,236	$13,888	$12,013
Personalized oncology services	232	249	412	609
Other	35	208	62	297
Total oncology services revenue	$7,625	$6,693	$14,362	$12,919

Contract Balances

Contract assets include unbilled amounts typically resulting from revenue recognized in excess of the amounts billed to the customer for which the right to payment is subject to factors other than the passage of time. These amounts may not exceed their net realizable value. Contract assets are classified as current. Contract liabilities consist of customer payments received in advance of performance and billings in excess of revenue recognized, net of revenue recognized from the balance at the beginning of the period. Contract assets and liabilities are presented on the balance sheet on a net contract-by-contract basis at the end of each reporting period. There were no material contract assets or liabilities recorded on the condensed consolidated balance sheet as of October 31, 2019 and April 30, 2019.

Note 5. Property and Equipment

Property and equipment is recorded at cost and primarily consists of laboratory equipment, furniture and fixtures, and computer equipment and software. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the various assets ranging from three to seven years. Property and equipment consisted of the following (table in thousands):

	October 31, 2019	April 30, 2019
	(unaudited)
Furniture and fixtures	$180	$142
Computer equipment and software	1,174	1,104
Laboratory equipment	4,034	3,358
Assets in progress	—	16

Total property and equipment	5,388	4,620
Less: Accumulated depreciation	(2,307)	(2,074)

Property and equipment, net	$3,081	$2,546

Depreciation and amortization expense, excluding expense recorded under the finance lease, was $162,000 and $115,000 for the three months ended October 31, 2019 and 2018, respectively, and $307,000 and $226,000 for the six months ended October 31, 2019 and 2018. As of October 31, 2019 and April 30, 2019, property, plant and equipment included assets held under the finance lease of $366,000 and $130,000, respectively. Related depreciation expense was $16,000 and $36,000 for the three months ended October 31, 2019 and 2018, and $53,000 and $43,000 for the six months ended October 31, 2019 and 2018. During the quarter the Company traded in and disposed of $235,000 leased asset that was included in the laboratory equipment category. The accumulated depreciation written off during the disposal related to that asset was $127,000.

Finance Lease

In November 2014, the Company entered into a finance lease for laboratory equipment. The lease has costs of approximately $149,000, at inception, through November 2019. The current monthly finance lease payment is approximately $3,000. The future minimum lease payments remaining under this finance lease is $2,000, which will be paid during fiscal year 2020. The present value of minimum future obligations is calculated based on interest rate of 5%.

In July 2018, the Company entered into a second finance lease for laboratory equipment. The lease had total costs of approximately $266,000, inclusive of interest and taxes, with a monthly payment of approximately $11,000. Although the lease was originally due to mature in July 2020, the Company decided to pay the outstanding balance on February 1, 2019. As a result, the entire outstanding balance is nil as of October 31, 2019. During the quarter, the Company traded in this asset and received a $160,000 reduction in the purchase price of two newly acquired assets. The net book value of the asset traded in at the time of trade in was $108,000, which resulted in the gain on the disposal of the asset of $52,000, which is included in the other income (expense) line in the Company's statement of operations. The net book value of the asset is nil at October 31, 2019.

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

Stock-based compensation in the amount of $77,000 and $88,000 was recognized for the three months ended October 31, 2019 and 2018, respectively. Stock-based compensation in the amount of $208,000 and $171,000 was recognized for the six months ended October 31, 2019 and 2018, respectively. Included in 2018 stock-based compensation expense for the six months October 31, 2018 under general and administrative line item is $7,500 issuance of common stock as compensation for services performed. During the six months ended October 31, 2019 there were 40,000 unvested options that were forfeited at employee's termination date, which resulted in a negative expense of $37,000 included in the cost of oncology services. Stock-based compensation expense was recognized as follows (table in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
General and administrative	$39	$23	$171	$83
Sales and marketing	27	40	49	47
Research and development	2	5	5	9
Cost of oncology services	9	20	(17)	32
Total stock-based compensation expense	$77	$88	$208	$171

Stock Option Grants

Black-Scholes assumptions used to calculate the fair value of options granted during the three and six months ended October 31, 2019 and 2018 were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2019	2018	2019	2018
Expected term in years	6	6	6	6
Risk-free interest rates	1.57%	2.78%	1.57	2.78%-2.82%
Volatility	71.11%	83.88%	71.11%	83.88%-84.35%
Dividend yield	—%	—%	—%	—%

The weighted average fair value of stock options granted during the three months ended October 31, 2019 and 2018 was $3.32 and $6.17, respectively, and $3.32 and $6.16 was recognized for the six months ended October 31, 2019 and 2018, respectively.

The Company’s stock options activity for the six months ended October 31, 2019 was as follows:

	Directors and Employees	Non- Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2019	2,373,626	50,000	2,423,626	$3.19	5.3	$14,557,000
Granted	154,000	—	154,000	5.23
Exercised	(625)	—	(625)	5.81
Forfeited	(41,875)	—	(41,875)	7.99
Canceled	(4,583)	—	(4,583)	11.90
Expired	(70,001)	(6,668)	(76,669)	8.04

Outstanding, October 31, 2019	2,410,542	43,332	2,453,874	3.07	5.1	$6,216,000

Vested and expected to vest as of October 31, 2019	2,410,542	43,332	2,453,874	3.07	5.1	$6,216,000

Exercisable as of October 31, 2019	2,068,437	17,501	2,085,938	2.64	4.4	$6,004,000

Stock Purchase Warrants

As of October 31, 2019 and April 30, 2019, the Company had warrants outstanding for the purchase of 1,669,773 and 1,671,440, respectively, shares of its common stock, all of which were exercisable. Activity related to these warrants, which expire at various dates through March 2020, is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2019	1,671,440	$6.20	0.9	$5,730,000
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	—	—	—	—
Expired	(1,667)	4.80	—	—

Outstanding, October 31, 2019	1,669,773	$5.66	0.4	$76,000

Note 7. Related Party Transactions

Related party transactions include transactions between the Company and its shareholders, management, or affiliates.  The following transactions were in the normal course of operations and were measured and recorded at the exchange amount, which is the amount of consideration established and agreed to by the parties.

Consulting Services

During both six months ended October 31, 2019 and 2018, the Company paid an affiliate of a board member $36,000 for consulting services unrelated to his duty as a board member. During both three months ended October 31, 2019 and 2018, the Company paid an affiliate of a board member $18,000 for consulting services unrelated to his duty as a board member. During the six months ended October 31, 2019 and 2018, the Company paid an affiliate of another board member $29,250 and $37,261, respectively, for consulting services unrelated to their duties as board members. During the three months ended October 31, 2019 and 2018, the Company paid an affiliate of another board member $14,089 and $16,575. As of October 31, 2019, $15,311 was due to these related parties.

Note 8. Commitments and Contingencies

Operating Leases

In connection with the Company's adoption of ASC 842, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the consolidated balance sheet as both an operating lease ROU asset and operating lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term. Variable lease expenses, if any, are recorded when incurred. The Company has elected to apply the short-term lease exemption practical expedient for each class of underlying assets and excludes short-term leases having initial terms of 12 months or less. The Company recognizes rent expense on a straight-line basis over the lease term for these short-term leases. The Company has determined that no material embedded leases exist. As the Company’s leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments, which was 7.25%. The weighted average remaining lease term and the weighted average discount rate at the adoption date were 7.68 years and 7.25%, respectively.

The Company currently leases certain office equipment and its office and laboratory facilities under non-cancelable operating leases. Rent expense for operating leases is recognized on a straight-line basis over the lease term from the lease commencement date through the scheduled expiration date. Rent expenses under the office and laboratory facilities totaled $477,000 and $375,000 for the six months ended October 31, 2019 and 2018, respectively. The Company considers its facilities adequate for its current operational needs.

The Company leases the following facilities:

•
One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in November 2021. The Company recognized $47,000 and $45,000 of rental costs relative to this lease for the six months ended October 31, 2019 and 2018, respectively.

•
1330 Piccard Drive, Suite 025, Rockville, MD 20850, which consists of laboratory and office space where the Company conducts operations related to its primary service offerings. The Company executed this lease on January 11, 2017. The operating commencement date was August 11, 2017. This lease expires in August 2028. The Company recognized $302,000 of rental expense for the six months ended October 31, 2019 and 2018, respectively.

•
910 Clopper Road, Suites 260S and 280S, Gaithersburg, Maryland 20878, which consists of laboratory and office space where the Company conducted operations related to its primary service offerings. The Company executed this lease on April 1, 2018. The operating commencement date was May 1, 2018. The Company transitioned its activities from this location to the New Location, as defined below, and terminated this lease seven days after the commencement date of the New Location. The Company recognized nil and $28,000 of rental expense for six months ended October 31, 2019 and 2018, respectively.

•
1405 Research Boulevard, Suites 125, Rockville, Maryland 20850 (“New Location”), which consists of laboratory and office space where the Company conducts operations related to its primary service offerings. The Company executed this lease on November 1, 2018. The operating commencement date was January 17, 2019. This lease expires in January 2024. The Company recognized $128,000 and nil of rental expense for the six months ended October 31, 2019 and 2018, respectively.

Future minimum lease payments due each fiscal year as follows (in thousands):

2020 (remaining)	$694
2021	1,471
2022	1,445
2023	1,404
2024	1,419
Thereafter	4,400
Total	$10,833

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

Overview and Recent Developments

We are engaged in the development and sale of advanced technology solutions and products utilized in the development and use of oncology drugs.  Utilizing our TumorGraft Technology Platform (the "Platform"), a comprehensive Bank of unique, well chracterized PDX models, we provide select services to pharmaceutical and biotechnology companies seeking personalized approaches to drug development. By performing studies to predict the efficacy of oncology drugs, our Platform facilitates drug discovery with lower costs and increased speed of drug development as well as increased adoption of existing drugs.

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

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through cash, working capital management, proceeds from certain private placements and public offerings of our securities and sales of products and services. For the six months ended October 31, 2019, the Company had net loss of approximately $334,000 and cash flow from operations of $81,000. For the three months ended October 31, 2019, the Company had net income of $307,000 and cash flow from operations of $360,000. As of October 31, 2019, the Company had an accumulated deficit of approximately $71.0 million, a working capital deficit of $1.2 million and cash of $2.8 million. We believe that our cash on hand, together with expected positive cash flows from operations for fiscal year 2020, are adequate to fund operations through at least 12 months from the filing of this 10-Q. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

Operating Results

The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Three Months Ended October 31,
	2019	% of Revenue	2018	% of Revenue	% Change

Oncology services revenue	$7,625	100.0%	$6,693	100.0%	13.9%

Costs and operating expenses:
Cost of oncology services	3,881	50.9	3,451	51.7	12.5
Research and development	1,341	17.6	1,193	17.8	12.4
Sales and marketing	977	12.8	740	11.1	32.0
General and administrative	1,135	14.9	1,034	15.4	9.8

Total costs and operating expenses	7,334	96.2	6,418	96.0	14.3
Loss from operations	$291	3.8%	$275	4.0%	5.8%

	For the Six Months Ended October 31,
	2019	% of Revenue	2018	% of Revenue	% Change

Oncology services revenue	$14,362	100.0%	$12,919	100.0%	11.2%

Costs and operating expenses:
Cost of oncology services	7,633	53.1	6,533	50.6	16.8
Research and development	2,644	18.4	2,282	17.7	15.9
Sales and marketing	1,847	12.9	1,259	9.7	46.7
General and administrative	2,561	17.8	2,088	16.2	22.7

Total costs and operating expenses	14,685	102.2	12,162	94.2	20.7
Income (loss) from operations	$(323)	(2.2)%	$757	5.8%	(142.7)%

Oncology Services Revenue

Oncology services revenue was $7.6 million and $6.7 million for the three months ended October 31, 2019 and 2018, respectively, an increase of $932,000 or 13.9%. Operating revenues were $14.4 million and $12.9 million for the six months ended October 31, 2019 and 2018, respectively, an increase of $1.4 million or 11.2%.The increase in revenue for both the three and six month periods is due to increased sales, both in number and size of studies, and expanding our customer base. Additionally, we’ve introduced product enhancements, creating more complex study designs, and providing our Pharma customers the ability for more extensive testing.

Cost of Oncology Services

Cost of oncology services for the three months ended October 31, 2019 and 2018 were $3.9 million and $3.5 million, respectively, an increase of $430,000 or 12.5%.  For the three months ended October 31, 2019 and 2018, gross margins were 49.1% and 48.4%, respectively. The increase in cost of oncology services for the three month period was mainly due to an increase in salary and lab supply expenses. The increase is generally in line with expectations based on the increase in revenue and study volume. Cost of oncology solutions for the six months ended October 31, 2019 and 2018 were $7.6 million and $6.5 million, respectively, an increase of $1.1 million or 16.8%.  For the six months ended October 31, 2019 and 2018, gross margins were 46.9% and 49.4%, respectively. The increase in cost of oncology services for the six month period was mainly due to an increase in salary, mice, and lab supply expenses. Gross margin varies based on timing differences between expense and revenue recognition and was impacted by the increase in costs on growing study volume in advance of revenue recognition.

 Research and Development

Research and development expenses for the three months ended October 31, 2019 and 2018 were $1.3 million and $1.2 million, respectively, an increase of $148,000 or 12.4%. Research and development expenses for the six months ended October 31, 2019 and 2018 were $2.6 million and $2.3 million, respectively, an increase of $362,000 or 15.9%. The increase for both the three month and six month periods is due to increased salary and lab supply expenses related to new product development and platform testing.

Sales and Marketing

Sales and marketing expenses for the three months ended October 31, 2019 and 2018 were $977,000 and $740,000, respectively, an increase of $237,000, or 32.0%. Sales and marketing expenses for the six months ended October 31, 2019 and 2018 was $1.8 million and $1.3 million, respectively, an increase of $588,000 or 46.7%. The increase for both the three month and six periods is mainly due to the annualized quarterly accrual of commissions and expansion of the sales force.

General and Administrative

General and administrative expenses for the three months ended October 31, 2019 and 2018 were $1.1 million and $1.0 million, respectively, an increase of approximately $101,000, or 9.8%. The increase for the three month period was mainly due to an increase in salary, stock based compensation and depreciations expenses offset by a reduction in recruiting costs. General and administrative expenses for the six months ended October 31, 2019 and 2018 were $2.6 million and $2.1 million, respectively, an increase of approximately $473,000 or 22.7%. The increase for the six month period was mainly due to an increase in salary, professional fees, and stock based compensation and depreciation expenses offset by a reduction in recruiting costs.

Inflation

Inflation does not have a meaningful impact on the results of our operations.

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash provided by operating activities was $81,000 for the six months ended October 31, 2019 compared to net cash provided by operating activities of $400,000 for the six months ended October 31, 2018, respectively. The reduction in cash provided by operating activities during the current period was due to the operating loss in the first quarter ended July 31, 2019.

Cash Flows from Investing Activities

Net cash used in investing activities was $522,000 and $486,000 for the six months ended October 31, 2019 and 2018, respectively. The increase in the net cash used in investing activities is the result of lab equipment purchased for the Company's new product and service offerings.

Cash Flows from Financing Activities

Net cash used in financing activities was $12,000 for the six months ended October 31, 2019 compared to the net cash provided by financing activities of $1.0 million for the six months ended October 31, 2018, respectively. The reduction in net cash from financing activities is due to a decrease in option and warrant exercises during the current period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of October 31, 2019 at the reasonable assurance level in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

CHAMPIONS ONCOLOGY, INC.
(Registrant)

Date: December 16, 2019	By:	/s/ Ronnie Morris
Ronnie Morris
Chief Executive Officer
(principal executive officer)

Date: December 16, 2019	By:	/s/ David Miller
David Miller
Chief Financial Officer
(principal financial and accounting officer)