Form 10-Q
period 2020-01-31
CHAMPIONS ONCOLOGY, INC.
filed 2020-03-16
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2020
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
 The number of Common Shares of the Registrant outstanding as of March 6, 2020 was 11,887,649.

DOCUMENTS INCORPORATED BY REFERENCE - None

INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHAMPIONS ONCOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	January 31, 2020	April 30, 2019
	(unaudited)
ASSETS
Current assets:
Cash	$3,282	$3,237
Accounts receivable, net	4,493	4,377
Prepaid expenses and other current assets	355	308

Total current assets	8,130	7,922

Operating lease right-of-use assets, net	2,902	—
Property and equipment, net	3,246	2,546
Other long-term assets	128	128
Goodwill	669	669

Total assets	$15,075	$11,265

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,215	$2,807
Accrued liabilities	978	1,180
Current portion of finance lease	177	16
Current portion of operating lease liabilities	490	—
Deferred revenue	4,586	4,022

Total current liabilities	8,446	8,025

Deferred rent	—	851
Non-current operating lease liabilities	3,301	—
Other non-current liabilities	151	151

Total liabilities	$11,898	$9,027

Stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 11,823,274 and 11,619,538 shares issued and outstanding as of January 31, 2020 and April 30, 2019, respectively	12	12
Additional paid-in capital	73,790	72,924
Accumulated deficit	(70,625)	(70,698)

Total stockholders’ equity	3,177	2,238

Total liabilities and stockholders’ equity	$15,075	$11,265

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019

Oncology services revenue	$9,012	$6,430	$23,375	$19,348

Costs and operating expenses:
Cost of oncology services	4,325	3,429	11,958	9,963
Research and development	1,391	1,269	4,035	3,550
Sales and marketing	1,307	879	3,155	2,138
General and administrative	1,556	1,223	4,118	3,311

Total costs and operating expenses	8,579	6,800	23,266	18,962

Income (loss) from operations	433	(370)	109	386

Other income (expense):
Other income (expense)	(14)	1	1	(5)

Income (loss) before provision for income taxes	419	(369)	110	381
Provision for income taxes	12	—	38	—

Net income (loss)	$407	$(369)	$72	$381

Net income (loss) per common share outstanding
basic	$0.03	$(0.03)	$0.01	$0.03
and diluted	$0.03	$(0.03)	$0.01	$0.03

Weighted average common shares outstanding
basic	11,752,619	11,508,180	11,653,115	11,257,314
and diluted	13,673,672	11,508,180	13,440,861	13,909,063

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in Thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance May 1, 2019	11,619,538	12	—	$—	$72,924		$(70,698)	$2,238
Stock-based compensation	—	—	—	—	131		$—	$131
Net loss	—	—	—	—	—		(641)	(641)
Balance July 31, 2019	11,619,538	12	—	$—	$73,055		$(71,339)	$1,728
Stock-based compensation	—	—	—	—	77		$—	$77
Issuance of common stock on exercise of stock options	625	—	—	—	2		$—	$2
Net income	—	—	—	—	—		307	307
Balance October 31, 2019	11,620,163	12	—	—	73,134		(71,032)	2,114
Stock-based compensation	—	—	—	—	229		—	229
Issuance of common stock on exercise of stock options	203,111	—	—	—	427	—	—	427
Net income	—	—	—	—	—		407	407
Balance January 31, 2020	11,823,274	12	—	—	73,790		(70,625)	3,177

	Common Stock		Treasury Stock		Additional Paid-in Capital		Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance May 1, 2018	11,003,228	11	269,685	$(1,252)	$72,070		$(70,826)	$3
Stock-based compensation	—	—	—	—	75		—	75
Issuance of common stock for services	4,762	—	—	—	—		—	—
Issuance of common stock on exercise of stock options	20,000	—	—	—	42		—	42
Net income	—	—	—	—	—		483	483
Balance July 31, 2018	11,027,990	11	269,685	$(1,252)	$72,187		$(70,343)	$603
Stock-based compensation	—	—	—	—	88		—	88
Issuance of common stock on exercise of stock options and warrants	446,815	—	(269,685)	1,252	(218)		—	1,034
Net income	—	—	—	—	—		267	267
Balance October 31, 2018	11,474,805	11	—	—	72,057		(70,076)	1,992

Stock-based compensation	—	—	—	—	335		—	335
Issuance of common stock on exercise of stock options and warrants	137,895	1	—	—	364		—	365
Net loss	—	—	—	—	—		(369)	(369)
Balance January 31, 2019	11,612,700	12	—	—	72,756		(70,445)	2,323

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Nine Months Ended January 31,
	2020	2019
Operating activities:
Net income	$72	$381

Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	437	498
Issuance of common stock for services	—	8
Depreciation and amortization expense	579	433
Gain on disposal of equipment	(52)	—
Operating lease right-of use assets	299	—
Provision for doubtful accounts	218	53
Deferred rent	—	279
Changes in operating assets and liabilities:
Accounts receivable	(334)	(55)
Prepaid expenses and other current assets	(47)	(11)
Other long term assets	—	(21)
Accounts payable	(913)	(46)
Accrued liabilities	(202)	72
Operating lease liabilities	(261)	—
Deferred revenue	564	19

Net cash provided by operating activities	360	1,610

Investing activities:
Purchase of property and equipment	(693)	(693)

Net cash used in investing activities	(693)	(693)

Financing activities:
Proceeds from exercise of options and warrants	429	1,440
Finance lease payments	(51)	(53)

Net cash provided by financing activities	378	1,387

Increase in cash	45	2,304
Cash at beginning of period	3,237	1,006

Cash at end of period	$3,282	$3,310

Non-cash investing activities:
Purchase equipment under finance lease	$212	$235
Credit received on purchase of equipment	$160	$—
Unpaid portion of property and equipment purchase	$321	$—

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

The Company has two operating subsidiaries: Champions Oncology (Israel), Limited and Champions Biotechnology U.K., Limited. For the three and nine months ended January 31, 2020 and 2019, there were no revenues earned by these subsidiaries.

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

Note 2. Significant Accounting Policies

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash, and with original maturities of three months or less to be cash equivalents. As of January 31, 2020 and April 30, 2019 the Company had no cash equivalents.

Liquidity

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our cash, working capital management, proceeds from certain private placements and public offerings of our securities, and sales of products and services. For the nine months ended January 31, 2020, the Company had net income of approximately $72,000 and cash flow from operations of $360,000. As of January 31, 2020, the Company had an accumulated deficit of approximately $70.6 million, a working capital deficit of $0.3 million and cash of $3.3 million. We believe that our cash on hand, together with expected net positive cash flows from operations for fiscal year 2020, are adequate to fund operations through at least 12 months from the filing of this 10-Q. However, should our revenue expectations not materialize, we believe we have cost reduction strategies that could be implemented without disrupting the business or restructuring the Company. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
Basic and diluted net (loss) income per share computation (dollars in thousands):
Net income (loss) attributable to common stockholders	$407	$(369)	$72	$381
Weighted Average common shares – basic	11,752,619	11,508,180	11,653,115	11,257,314
Basic net income (loss) per share	$0.03	$(0.03)	$0.01	$0.03

Diluted income (loss) per share computation:
Net income (loss) attributable to common stockholders	$407	$(369)	$72	$381
Income (loss) available to common stockholders	$407	$(369)	$72	$381

Weighted Average common shares	11,752,619	11,508,180	11,653,115	11,257,314
Incremental shares from assumed exercise of warrants and stock options	1,921,053	—	1,787,746	2,651,749
Adjusted weighted average share – diluted	13,673,672	11,508,180	13,440,861	13,909,063

Diluted net income (loss) per share	$0.03	$(0.03)	$0.01	$0.03

The following table reflects the total potential share-based instruments outstanding at January 31, 2020 and 2019 that could have an effect on the future computation of dilution per common share, had their effect not been anti-dilutive:

	January 31,
	2020	2019
Stock options	2,366,598	2,490,168
Warrants	1,669,773	1,671,440

Total common stock equivalents	4,036,371	4,161,608

Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements.  In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. Our ability to utilize net operating losses (“NOL”) carryforwards to offset our future taxable income would be limited if we have undergone or were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code (the “IRC”). The Company performed a Section 382 study and concluded that there are adequate NOL's available to offset any net income generated during the fiscal year ending April 30, 2020. The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change. As of January 31, 2020 and April 30, 2019, the Company provided a valuation allowance for all net deferred tax assets, as recovery is not more likely than not based on an insufficient history of earnings.

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

The Company reflects tax benefits only if it is more likely than not that the Company will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  The Company recorded $151,000 of liabilities related to uncertain tax positions relative to one of its foreign operations as of January 31, 2020 and April 30, 2019.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at January 31, 2020 and April 30, 2019, and has not recognized interest and/or penalties in the statement of operations for either period. We do not anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.

The provision for the income taxes for the three months ended January 31, 2020 and 2019 was $12,000 and $0. The provision for income taxes for the nine months ended January 31, 2020 and 2019 was $38,000 and $0, respectively.

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

Trade Receivables, Unbilled Services and Deferred Revenue

In general, billings and payments are established by contractual provisions including predetermined payment schedules, which may or may not correspond to the timing of the transfer of control of the Company's services under the contract. In general, the Company's intention in its invoicing (payment terms) is to maintain cash neutrality over the life of the contract. Upfront payments, when they occur, are intended to cover certain expenses the Company incurs at the beginning of the contract. Neither the Company nor its customers view such upfront payments and contracted payment schedules as a means of financing. Unbilled services primarily arise from the timing of payment terms and when an input method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer.

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

Note 3. Accounts Receivable, Unbilled Services and Deferred Revenue

Accounts receivable and unbilled services were as follows (in thousands):

	January 31, 2020	April 30, 2019
Accounts receivable	$3,073	$1,982
Unbilled services	1,650	2,417
Total accounts receivable and unbilled services	4,723	4,399
Less allowance for doubtful accounts	(230)	(22)
Total accounts receivable, net	$4,493	$4,377

Deferred revenue was as follows (in thousands):

	January 31, 2020	April 30, 2019
Deferred revenue	$4,586	$4,022

Deferred revenue is shown as a current liability on the Company's condensed consolidated balance sheet.

Note 4. Revenue from Contracts with Customers

Oncology Services Revenue

The Company adopted ASC 606, Revenue Recognition - Revenue from Customers ("ASC 606") on May 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for both the three months ended January 31, 2020 and 2019 reflect the application of ASC 606. In accordance with ASC 606, revenue is now recognized when, or as, a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services.

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

The following tables represents disaggregated revenue for the three and nine months ended January 31, 2020 and 2019:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
Pharmacology services	$8,843	$5,988	$22,732	$18,037
Personalized oncology services	169	416	581	1,024
Other	—	26	62	287
Total oncology services revenue	$9,012	$6,430	$23,375	$19,348

Contract Balances

Contract assets include unbilled amounts typically resulting from revenue recognized in excess of the amounts billed to the customer for which the right to payment is subject to factors other than the passage of time. These amounts may not exceed their net realizable value. Contract assets are classified as current. Contract liabilities consist of customer payments received in advance of performance and billings in excess of revenue recognized, net of revenue recognized from the balance at the beginning of the period. Contract assets and liabilities are presented on the balance sheet on a net contract-by-contract basis at the end of each reporting period. There were no material contract assets or liabilities recorded on the condensed consolidated balance sheets as of January 31, 2020 and April 30, 2019.

Note 5. Property and Equipment

Property and equipment is recorded at cost and primarily consists of laboratory equipment, furniture and fixtures, and computer equipment and software. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the various assets ranging from three to seven years. Property and equipment consisted of the following (table in thousands):

	January 31, 2020	April 30, 2019
Furniture and fixtures	$181	$142
Computer equipment and software	1,194	1,104
Laboratory equipment	4,397	3,358
Assets in progress	—	16

Total property and equipment	5,772	4,620
Less: Accumulated depreciation	(2,526)	(2,074)

Property and equipment, net	$3,246	$2,546

Depreciation and amortization expense, excluding expense recorded under the finance lease, was $184,000 and $127,000 for the three months ended January 31, 2020 and 2019, respectively, and $491,000 and $353,000 for the nine months ended January 31, 2020 and 2019.

As of January 31, 2020 and April 30, 2019, property, plant and equipment included gross assets held under finance leases of $343,000 and $366,000, respectively. Related depreciation expense was $35,000 and $37,000 for the three months ended January 31, 2020 and 2019, and $88,000 and $80,000 for the nine months ended January 31, 2020 and 2019. During the nine months ended January 31, 2020, specifically during the quarter ended October 31, 2019, the Company traded in and disposed of a $235,000 leased asset that was previously included in the laboratory equipment category. At the time of disposal, the accumulated depreciation related to that asset was written off in the amount of $127,000 (see also paragraph below). As of January 31, 2020, the remaining leased asset included in the laboratory equipment category was fully depreciated resulting in a net balance of nil.

Finance Lease

In November 2014, the Company entered into a finance lease for laboratory equipment. The lease had costs of approximately $149,000, at inception, through November 2019. The final lease payment under this finance lease of $2,000 was paid during the three months ended January 31, 2020.

In July 2018, the Company entered into a second finance lease for laboratory equipment. The lease had total costs of approximately $266,000, inclusive of interest and taxes, with a monthly payment of approximately $11,000. Although the lease was originally due to mature in July 2020, the Company decided to pay the outstanding balance on February 1, 2019. As a result, the entire outstanding balance was nil as of October 31, 2019. During the quarter ended October 31, 2019, the Company traded in this asset and received a $160,000 reduction in the purchase price of two newly acquired assets. The net book value of the asset traded in at the time of trade in was $108,000, which resulted in the gain on the disposal of the asset of $52,000, which is included in the other income (expense) line in the Company's consolidated statement of operations for the nine months ended January 31, 2020. The net book value of the asset was nil at October 31, 2019.

In December 2019, the Company entered into a finance lease for laboratory equipment. The lease has costs of approximately $231,000, at inception, through November 2020. This lease expires December 2020. The current monthly finance lease payment is approximately $19,000. The future minimum lease payments remaining under this finance lease are $193,000. The present value of minimum future obligations is calculated based on interest rate of 4.75%. Depreciation and amortization expense related to this finance lease was $35,400 for the three and nine months ended January 31, 2020.

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

Stock-based compensation in the amount of $229,000 and $335,000 was recognized for the three months ended January 31, 2019 and 2019, respectively. Stock-based compensation in the amount of $437,000 and $498,000 was recognized for the nine months ended January 31, 2020 and 2019, respectively. Included in 2019 stock-based compensation expense for the nine months January 31, 2019 under general and administrative line item is $7,500 for the issuance of common stock as compensation for services performed. Stock-based compensation expense was recognized as follows (table in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
General and administrative	$110	$251	$281	$326
Sales and marketing	95	53	144	100
Research and development	4	4	9	13
Cost of oncology services	20	27	3	59
Total stock-based compensation expense	$229	$335	$437	$498

Stock Option Grants

Black-Scholes assumptions used to calculate the fair value of options granted during the three and nine months ended January 31, 2020 and 2019 were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2020	2019	2020	2019
Expected term in years	3-6	3-6	3-6	3-6
Risk-free interest rates	1.57%-1.80%	2.57%-3.00%	1.57%-1.80%	2.57%-3.00%
Volatility	69.14%-70.99%	64.55%-84.91%	69.14%-71.11%	64.55%-84.91%
Dividend yield	—%	—%	—%	—%

The weighted average fair value of stock options granted during the three months ended January 31, 2020 and 2019 was $2.56 and $5.76, respectively, and $3.09 and $6.03 for the nine months ended January 31, 2020 and 2019, respectively.

The Company’s stock options activity for the nine months ended January 31, 2020 was as follows:

	Directors and Employees	Non- Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2019	2,373,626	50,000	2,423,626	$3.19	5.3	$14,557,000
Granted	219,833	—	219,833	5.29
Exercised	(203,736)	—	(203,736)	2.10
Forfeited	(41,875)	—	(41,875)	7.99
Canceled	(4,583)	—	(4,583)	11.90
Expired	(70,001)	(6,668)	(76,669)	8.04

Outstanding, January 31, 2020	2,273,264	43,332	2,316,596	3.22	5.21	$10,594,000

Vested and expected to vest as of January 31, 2020	2,273,264	43,332	2,316,596	3.22	5.21	$10,594,000

Exercisable as of January 31, 2020	1,896,534	17,501	1,914,035	2.72	4.53	$9,695,000

Stock Purchase Warrants

As of January 31, 2020 and April 30, 2019, the Company had warrants outstanding for the purchase of 1,669,773 and 1,671,440, respectively, shares of its common stock, all of which were exercisable. Activity related to these warrants, which expire at various dates through March 2020, is summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2019	1,671,440	$6.20	0.9	$5,730,000
Granted	—	—	—	—
Exercised	—	—	—	—
Canceled	—	—	—	—
Expired	(1,667)	4.80	—	—

Outstanding, January 31, 2020	1,669,773	$5.66	0.1	$3,225,000

Note 7. Related Party Transactions

Related party transactions include transactions between the Company and its shareholders, management, or affiliates.  The following transactions were in the normal course of operations and were measured and recorded at the exchange amount, which is the amount of consideration established and agreed to by the parties.

Consulting Services

During the nine months ended January 31, 2020 and 2019, the Company paid an affiliate of a board member $54,000 for consulting services unrelated to his duty as a board member. During the three months ended January 31, 2020 and 2019, the Company paid this same affiliate of a board member $18,000 for consulting services unrelated to his duty as a board member. During the nine months ended January 31, 2020 and 2019, the Company paid an affiliate of another board member $39,100 and $53,500, respectively, for consulting services unrelated to their duties as a board member. During the three months ended January 31, 2020 and 2019, the Company paid this same affiliate $9,850 and $16,300 for the same services. As of January 31, 2020, $8,300 was due to these related parties.

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

The Company currently leases certain office equipment and its office and laboratory facilities under non-cancelable operating leases. Rent expense for operating leases is recognized on a straight-line basis over the lease term from the lease commencement date through the scheduled expiration date. Rent expenses under the office and laboratory facilities totaled $717,000 and $583,000 for the nine months ended January 31, 2020 and 2019, respectively. The Company considers its facilities adequate for its current operational needs.

The Company leases the following facilities:

•
One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in November 2021. The Company recognized $71,000 and $68,000 of rental costs relative to this lease for the nine months ended January 31, 2020 and 2019, respectively.

•
1330 Piccard Drive, Suite 025, Rockville, MD 20850, which consists of laboratory and office space where the Company conducts operations related to its primary service offerings. The Company executed this lease on January 11, 2017. The operating commencement date was August 11, 2017. This lease expires in August 2028. The Company recognized $454,000 of rental expense for both the nine months ended January 31, 2020 and 2019.

•
910 Clopper Road, Suites 260S and 280S, Gaithersburg, Maryland 20878, which consists of laboratory and office space where the Company conducted operations related to its primary service offerings. The Company executed this lease on April 1, 2018. The operating commencement date was May 1, 2018. The Company transitioned its activities from this location to the New Location, as defined below, and terminated this lease seven days after the commencement date of the New Location. The Company recognized nil and $41,000 of rental expense for the nine months ended January 31, 2020 and 2019, respectively.

•
1405 Research Boulevard, Suites 125, Rockville, Maryland 20850 (“New Location”), which consists of laboratory and office space where the Company conducts operations related to its primary service offerings. The Company executed this lease on November 1, 2018. The operating commencement date was January 17, 2019. This lease expires in January 2024. The Company recognized $193,000 and $21,000 of rental expense for the nine months ended January 31, 2020 and 2019, respectively.

Future minimum lease payments due each fiscal year as follows (in thousands):

2020 (remaining)	$347
2021	1,471
2022	1,445
2023	1,404
2024	1,419
Thereafter	4,400
Total	$10,486

The following disclosure as of April 30, 2019 continues to be stated in accordance with ASC 840. Future minimum lease payments for operating and capital leases at April 30, 2019 were as follows:

2020	$1,338
2021	1,471
2022	1,445
2023	1,404
2024	1,419
Thereafter	4,400
Total	$11,477

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

Forward-looking statements should not be read as a guarantee of future performance or results and will not necessarily be accurate indications of the times at, or by, which such performance or results will be achieved. Forward-looking statements are based on information available at the time those statements are made or management’s good faith belief as of that time with respect to future events, and are subject to risks and uncertainties that could cause actual performance or results to differ materially from those expressed in or suggested by the forward-looking statements.

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

In December 2019, a novel strain of coronavirus was first identified in Wuhan, Hubei Province, China. Any outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on our business operations. These could include disruptions or restrictions on our ability to travel, pursue partnerships and other business transactions, receive shipments of biologic materials, as well as be impacted by the temporary closure of the facilities of suppliers. We are actively monitoring the coronavirus outbreak and its potential impact on our supply chain and operations. While we do not expect that the virus will have a material adverse effect on our business or financial results at this time, we are unable to accurately predict the impact that the coronavirus will have due to various uncertainties, including the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and actions that may be taken by governmental authorities.

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through cash, working capital management, proceeds from certain private placements and public offerings of our securities, and sales of products and services. For the nine months ended January 31, 2020, the Company had net income of approximately $72,000 and cash flow from operations of $360,000. As of January 31, 2020, the Company had an accumulated deficit of approximately $70.6 million, a working capital deficit of $0.3 million and cash of $3.3 million. We believe that our cash on hand, together with expected positive cash flows from operations for fiscal year 2020, are adequate to fund operations through at least 12 months from the filing of this 10-Q. However, should our revenue expectations not materialize, we believe we have cost reduction strategies that could be implemented without disrupting the business or restructuring the Company. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

Operating Results

The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Three Months Ended January 31,
	2020	% of Revenue	2019	% of Revenue	% Change

Oncology services revenue	$9,012	100.0%	$6,430	100.0%	40.2%

Costs and operating expenses:
Cost of oncology services	4,325	48.0	3,429	53.4	26.1
Research and development	1,391	15.4	1,269	19.7	9.6
Sales and marketing	1,307	14.5	879	13.7	48.7
General and administrative	1,556	17.3	1,223	19.0	27.2

Total costs and operating expenses	8,579	95.2	6,800	105.8	26.2
Income (loss) from operations	$433	4.8%	$(370)	(5.9)%	217.0%

	For the Nine Months Ended January 31,
	2020	% of Revenue	2019	% of Revenue	% Change

Oncology services revenue	$23,375	100.0%	$19,348	100.0%	20.8%

Costs and operating expenses:
Cost of oncology services	11,958	51.2	9,963	51.5	20.0
Research and development	4,035	17.3	3,550	18.3	13.7
Sales and marketing	3,155	13.5	2,138	11.1	47.6
General and administrative	4,118	17.6	3,311	17.1	24.4

Total costs and operating expenses	23,266	99.5	18,962	98.0	22.7
Income (loss) from operations	$109	0.5%	$386	2.0%	(71.8)%

Oncology Services Revenue

Oncology services revenue was $9.0 million and $6.4 million for the three months ended January 31, 2020 and 2019, respectively, an increase of $2.6 million or 40.2%. Operating revenues were $23.4 million and $19.3 million for the nine months ended January 31, 2020 and 2019, respectively, an increase of $4.0 million or 20.8%. The increase in revenue for both the three and nine month periods is due to increased sales, both in number and size of studies, and continuing to expand our customer base. Additionally, customers are seeking more complex study designs and end point analysis testing, leading to larger contracts, which contributed to revenue growth.

Cost of Oncology Services

Cost of oncology services for the three months ended January 31, 2020 and 2019 were $4.3 million and $3.4 million, respectively, an increase of $900,000 or 26.1%.  For the three months ended January 31, 2020 and 2019, gross margins were 52.0% and 46.7%, respectively. The increase in cost of oncology services for the three-month period was mainly due to an increase in compensation and supply expenses. The overall expense increase is generally in line with the expected contribution based on the growth in revenue and study volume. Cost of oncology solutions for the nine months ended January 31, 2020 and 2019 were $12.0 million and $10.0 million, respectively, an increase of $2.0 million or 20.0%.  For the nine months ended January 31, 2020 and 2019, gross margins were 48.8% and 48.5%, respectively. Gross margin varies based on timing differences between expense and revenue recognition and was impacted by the increase in costs on growing study volume in advance of revenue recognition. The increase in cost of oncology services for the nine-month period was mainly due to an increase in compensation and supply expenses related to the growth in revenue and study volume.

 Research and Development

Research and development expenses for the three months ended January 31, 2020 and 2019 were $1.4 million and $1.3 million, respectively. Research and development expenses for the nine months ended January 31, 2020 and 2019 were $4.0 million and $3.6 million, respectively, an increase of $485,000 or 13.7%. The increase for both the three and nine-month periods is due to increased compensation and lab supply expense as we continued to invest in research and development to offer new PDx models, ex-vivo assays and to expand our endpoint analysis testing.

Sales and Marketing

Sales and marketing expenses for the three months ended January 31, 2020 and 2019 were $1.3 million and $0.9 million, respectively, an increase of $0.4 million, or 48.7%. Sales and marketing expenses for the nine months ended January 31, 2020 and 2019 were $3.2 million and $2.1 million, respectively, an increase of $1.0 million or 47.6%. The increase for both the three and nine-month periods is mainly due to compensation expense driven by the continued expansion of our sales force and commissions earned.

General and Administrative

General and administrative expenses for the three months ended January 31, 2020 and 2019 were $1.6 million and $1.2 million, respectively, an increase of approximately $400,000, or 27.2%. The increase for the three-month period was mainly due to an increase in compensation and depreciation expenses as well as a non-recurring bad debt write-off. General and administrative expenses for the nine months ended January 31, 2020 and 2019 were $4.1 million and $3.3 million, respectively, an increase of approximately $807,000 or 24.4%. The increase for the nine-month period was mainly due to an increase in compensation, professional fees, and depreciation expenses offset by a reduction in recruiting costs.

Inflation

Inflation does not have a meaningful impact on the results of our operations.

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash provided by operating activities was $360,000 for the nine months ended January 31, 2020 compared to net cash provided by operating activities of $1.6 million for the nine months ended January 31, 2019, respectively. The reduction in cash provided by operating activities during the current period was primarily due to the operating loss in the first quarter ended July 31, 2019, and, a net decrease in working capital items due to timing differences in the ordinary course of business, including an increase in net accounts receivable of $334,000 and a decrease in accounts payable of approximately $913,000.

Cash Flows from Investing Activities

Net cash used in investing activities was $0.7 million and $0.7 million for the nine months ended January 31, 2020 and 2019, respectively. Cash used in investing activities was for the purchase of lab equipment required for the Company's new product and service offerings.

Cash Flows from Financing Activities

Net cash provided by financing activities was $378,000 for the nine months ended January 31, 2020 compared to the net cash provided by financing activities of $1.4 million for the nine months ended January 31, 2019, respectively. The reduction in net cash from financing activities is due to a decrease in option and warrant exercises during the current period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of January 31, 2020 at the reasonable assurance level in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

CHAMPIONS ONCOLOGY, INC.
(Registrant)

Date: March 16, 2020	By:	/s/ Ronnie Morris
Ronnie Morris
Chief Executive Officer
(principal executive officer)

Date: March 16, 2020	By:	/s/ David Miller
David Miller
Chief Financial Officer
(principal financial and accounting officer)