Form 10-K
period 2020-04-30
CHAMPIONS ONCOLOGY, INC.
filed 2020-07-28
CIK 771856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2020
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant has filed a report on the attestation to its management’s effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b) by the registered public accounting firm that prepared or issued its audit report.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 31, 2019 was $31.0 million based on the closing price of the Registrant’s common stock as quoted on the Nasdaq Capital Market as of that date.

The number of shares of common stock of the Registrant outstanding as of July 17, 2020 was 12,726,728.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2020 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Form 10-K.

INDEX TO FORM 10-K
FOR THE YEAR ENDED APRIL 30, 2019

As used in this Annual Report on Form 10-K (the "Annual Report"), “Champions Oncology, Inc.,” “Champions,” the “Company,” “we,” “ours,” and “us” refer to Champions Oncology, Inc. and its subsidiaries, except where the context otherwise requires or as otherwise indicated.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") that inherently involve risk and uncertainties.  Forward-looking statements may be identified by the words “project,” “believe,” “anticipate,” “plan,” “expect,” “estimate,” “intend,” “should,” “would,” “could,” “will,” “may,” “likely” or similar expressions. Forward-looking statements in this Annual Report include statements about our business strategies and products development activities, including the anticipated benefits and risks associated with those strategies as well as statements about the sufficiency of our capital resources.  One should not place undue reliance on these forward-looking statements.  We cannot guarantee that we will achieve the plans, intentions or expectations expressed or implied in our forward-looking statement.  There are a number of important factors that could cause actual results, levels of activity, performance or events to differ materially from those expressed or implied in the forward-looking statements we make.  These important factors are described under “Risk Factors” set forth below.  In addition, any forward-looking statements we make in this Annual Report speak only as of the date of this document, and we do not intend to update any such forward-looking statements to reflect events or circumstances that occur after that date, except as required by law.  As a result of these and other factors, our stock price may fluctuate dramatically.

PART I

Item 1. Business

Overview

We are engaged in the development and sale of advanced technology solutions and products utilized in the development and use of oncology drugs.  Utilizing our TumorGraft Technology Platform (the "Platform"), a comprehensive bank of unique, well-characterized “Patient Derived XenoGrafts” or “PDX Models”, we provide select services to pharmaceutical and biotechnology companies seeking personalized approaches to drug development. By performing studies to predict the efficacy of oncology drugs, our Platform facilitates drug discovery with lower costs and increased speed of drug development as well as increased adoption of existing drugs. The current oncology drug development paradigm is challenging for the pharmaceutical and biotechnology industry. We believe that on average, the clinical trial process in oncology currently:

•	costs more than $1.2 billion;

•	takes approximately 8 years to complete;

•	has a 93% failure rate; and

•	results in approved compounds that cost more than $11,000 per month.

Our platform provides a novel approach to simulating the results of human clinical trials used in developing oncology drugs. It can cost up to $100,000 per patient in oncology clinical trials and the typical cost for each phase of development per year increases from approximately $3 million in the pre-clinical setting to approximately $150 million in phase III clinical trials. Simulating trials before executing them provides benefits to both pharmaceutical companies and patients. Pharmaceutical companies can lower the risk of spending resources on drugs that do not show significant anti-cancer activities and increase the chance that the clinical development path they pursue will be focused on an appropriate patient population and a successful combination with other drugs.

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

Our Strategy

Our strategy is to use TumorGrafts as a platform technology to drive multiple synergistic revenue streams. We continue to build this platform with investments in research and development. Our goal is to populate our TumorBank and its related database with tumors and information we receive from patients, research collaborations and validation studies. The tumors and information in the TumorBank are then available for work with pharmaceutical company customers. In addition, we are currently working on a platform to monetize the data we are gathering about the tumors to develop proprietary biomarkers and signatures of response that can predict the resistance or sensitivity of individual patients to oncology drugs.

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

We have performed studies for approximately 500 different pharmaceutical and biotechnology companies over the past eight years. We have a high rate of repeat business. Typical studies are in the $100,000 price range, with an increasing number of studies in the $250,000 to $500,000 range. Revenue from this business has grown at a cumulative annual growth rate of 32% since 2015.

Our sales and marketing efforts are dependent on a dedicated sales force that sells our services directly to pharmaceutical and biotechnology companies. We have a team of 27 professionals dedicated to this sales and marketing effort. The team is focused on identifying and selling studies to new customers as well as increasing our revenue from existing customers. We spend significant resources in informing our current customers and reaching out to new contacts within companies that we currently serve. These efforts are aimed at moving our customers along the adoption curve for PDX-based clinical trial simulation and increasing the number of studies and the average study size of our existing customers. Our success in these efforts is demonstrated by the growing number of customers who have increased their annual spend on our services over the past three years.

For the year ended April 30, 2020, revenues from our TOS products totaled approximately $31.3 million, an increase of approximately 21.5% from the previous year.

Personalized Oncology Solutions Business

Our Personalized Oncology Solutions ("POS") business, offers physicians and patients information to help guide the development of personalized treatment plans.  Our core products, TumorGraft implants and drug panels, utilize TumorGraft technology to empirically test the response of a patient’s tumor to multiple oncology drugs or drug combinations.  The response of the tumors in the mice is tracked over time and analyzed to determine which drug or drug combination is providing the highest level of tumor growth inhibition in the mice.  By providing this product over the years, we achieved an important goal of adding PDX Models to our TumorBank, and gained valuable genomic data, both of which supports our TOS business.

As previously disclosed, however, our POS business is not the focus of our growth moving forward. We will continue to phase out our POS offerings.

For the year ended April 30, 2020, revenues from our POS business totaled approximately $790,000, a decrease of approximately 38.1% from the previous year.

Our Growth and Expansion Strategy

Our strategy is to continue to use TumorGrafts as a platform technology to drive multiple synergistic revenue streams.
Our current strategy for growth has multiple components:

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

•
Increasing the scale of studies:  We have facilitated studies for over 500 pharmaceutical and biotechnology companies.  We believe there is significant opportunity to grow our revenue by increasing the size of the studies these customers run.  To accomplish this, we are developing new study designs that offer solutions to compounds that are in phase I and phase II clinical trials.  We believe that the increased budgets of these drugs, as compared to drugs in the pre-clinical stage, will enable us to sell larger studies.

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

Research and Development

For the years ended April 30, 2020 and 2019, we spent approximately $5.9 million and $4.8 million, respectively, to develop our TumorGraft Technology Platform. We continue to expand our TumorBank through the inclusion of tumor tissue and implanted models through research collaborations and relationships with hospitals and academic institutions. Our research and development efforts were focused on increasing our understanding of our TumorGraft models, their clinical predictability, improving growth and tumor take rates, and other biological and molecular characteristics of the models. Additionally, during fiscal year 2020 we invested resources for the development of new product offerings.

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

Employees

As of July 15, 2020, we had 143 full-time employees, including 44 with doctoral or other advanced degrees.  Of our workforce, 105 employees are engaged in research and development and laboratory operations, 27 employees are engaged in sales and marketing, and 11 employees are engaged in finance and administration.  None of our employees are represented by a labor union or covered by collective bargaining agreements.  We have never experienced a work stoppage and believe our relationship with our employees is good.

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

Available Information

Our internet website address is www.championsoncology.com.  Information on our website is not part of this Annual Report. Through our website, we make available, free of charge, access to all reports filed with the United States Securities and Exchange Commission, or SEC, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our Proxy Statements on Schedules 14A and amendments to those reports, as filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  Copies of any materials we file with, or furnish to, the SEC can also be obtained free of charge through the SEC’s website at http://www.sec.gov or at the SEC’s Public Reference Room at 100 F Street, N.E., Room 1580, Washington, DC 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

For the years ended April 30, 2020 and 2019, the Company had a net loss of approximately $2.0 million and net income of approximately $128,000, respectively.  As of April 30, 2020, the Company has an accumulated deficit of approximately $72.7 million. As of April 30, 2020, we had working capital of $1.4 million and cash of $8.3 million. We believe that our cash on hand, together with continued improved cash flows from operations, are adequate to fund our operations through at least August 2021.

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

Currently, the Company derives revenue from TOS products and POS products, while pursuing efforts to further develop bioinformatics from its TumorBank and its TumorGraft Technology Platform.  In addition, we are building our sales and marketing operations to further grow the sales of our TOS products.  Our POS products have not been the focus of our growth since fiscal 2016.

To become sustainably profitable, we will need to generate revenues to offset our operating costs, including our research and development and general and administrative expenses. We may not achieve or, if achieved, sustain our revenue or profit objectives. If our losses increase in the future and we are unable to obtain sufficient capital either from operations or externals sources, ultimately, we may have to cease operations.

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

On July 31, 2014 the FDA notified Congress of the FDA’s intent to issue a draft oversight framework for LDTs based on risk to patients rather than whether they were made by a conventional manufacturer or a single laboratory. This draft oversight framework includes pre-market review for higher-risk LDTs, like those used to guide treatment decisions, including the many companion diagnostics that have entered the market as LDTs. In addition, under the draft framework, the FDA would continue to exercise enforcement discretion for low-risk LDTs and LDTs for rare diseases, among others. The framework would be phased in over many years. In January 2017, FDA summarized comments it had received on the 2014 draft guidance in a discussion paper which noted that it would not be issuing a final guidance on oversight of LDTs for the time being. Final guidance on the framework has not since been issued by FDA although various legislative approaches to regulation over LDTs remain in discussion. If this framework or one similar to it is implemented, these initiatives may lead to an increased regulatory burden on our Company, which may result in a requirement for FDA review and clearance or approval of our POS services. Any increased regulatory burdens would probably result in an increase in the cost of our POS services and could keep us from selling POS services until such time as any required FDA clearance or approval is obtained. If our POS services become subject to FDA’s approval and oversight as medical devices, the additional regulatory burdens may be significant, and may require the addition of experienced medical device quality, regulatory and compliance personnel to assume these burdens. Any POS services that we provide in other countries may be similarly subject to regulation by foreign regulatory agencies, which would also increase our costs. These matters could hurt our business and our financial results of business.

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

We may issue additional shares of common stock, which will reduce shareholders’ percentage ownership and may dilute per share value. Our certificate of incorporation authorizes the issuance of 200,000,000 shares of common stock. As of July 17, 2020, we had 12,726,728 shares of common stock issued and outstanding. The future issuance of all or part of the remaining authorized common stock would result in substantial dilution in the percentage of the common stock held by existing shareholders. The issuance of common stock for future services, acquisitions, or other corporate actions may have the effect of diluting the value of the shares held by existing shareholders, and might have an adverse effect on any market for our common stock.

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

Collectively, our officers, our directors and three significant stockholders own or exercise voting and investment control of approximately 53% of our outstanding common stock as of July 17, 2020. As a result, investors may be prevented from affecting matters involving our company, including:

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

A pandemic, epidemic, or outbreak of an infectious disease in the United States or elsewhere may adversely affect our business.

In December 2019, a novel strain of coronavirus, COVID-19, was first identified in Wuhan, China. This virus continues to spread globally and, as of July 2020, has spread to over 200 countries, including the United States. The spread of COVID-19 from China to other countries has resulted in the World Health Organization declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. Employers are also required to increase, as much as possible, the capacity and arrangement for employees to work remotely. In addition, on March 11, 2020, the President of the United States issued a proclamation to restrict travel to the United States from foreign nationals who have recently been in certain European and Latin American countries. Although, to date, these restrictions have not impacted our operations, the effect on our business, from the spread of COVID-19 and the actions implemented by the governments of the United States and elsewhere across the globe, may worsen over time.

 Any outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on our business operations. These could include disruptions or restrictions on our ability to travel, pursue partnerships and other business transactions, receive shipments of biologic materials, as well as be impacted by the temporary closure of the facilities of suppliers. The spread of an infectious disease, including COVID-19, may also result in the inability of our suppliers to deliver supplies to us on a timely basis. In addition, health professionals may reduce staffing and reduce or postpone meetings with clients in response to the spread of an infectious disease. Though we have not yet experienced such events, if they would occur, they could result in a period of business disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. However, as of the date of this Annual Report on Form 10-K, we have not experienced a material adverse effect on our business nor the need for reduction in our work force; and, currently, we do not expect any material impact on our long-term activity. The extent to which COVID-19 impacts our business will depend on future developments which are highly uncertain and cannot be predicted, including, but not limited to, new information which may emerge concerning the increased severity of COVID-19, the actions to contain COVID-19, or treat its impact.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company currently leases its office and laboratory facilities under non-cancelable operating leases. Rent expense for operating leases is recognized on a straight-line basis over the lease term from the lease commencement date through the scheduled expiration date. Rent expenses totaled $955,000 and $822,000 for the years ended April 30, 2020 and 2019, respectively. The Company considers its facilities adequate for its current operational needs.

The Company leases the following facilities:

•
One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in November 2021. The Company recognized $94,000 and $91,000 of rental costs relative to this lease for fiscal 2020 and 2019, respectively.

•
1330 Piccard Drive, Suite 025, Rockville, MD 20850, which consists of laboratory and office space where the Company conducts operations related to its primary service offerings. The Company executed this lease on January 11, 2017. The operating commencement date was August 11, 2017. This lease expires in August 2028. The Company recognized $604,000 of rental expense for both fiscal 2020 and 2019. On March 30, 2020, the Company executed the first amendment to this lease to expand the existing premises at 1330 Piccard Drive, Suite 025 ("Expansion Premises") to Suites 050 and 104. This amendment also extended the current lease term by six months. The Expansion Premises operating lease commencement date was June 1, 2020 and the lease expires February 28, 2029. In accordance with ASC 842, "Leases", the Company evaluated the first amendment and also performed a reassessment of the existing lease to determine the impact of the six-month term extension. The Company did not recognize rental expense under this amendment during fiscal 2020 as the Expansion Premises operating lease commencement date is during fiscal 2021. Upon the Expansion Premises operating lease commencement date, the Company will recognize an operating ROU asset and related operating lease liability of $3.8 million, each, respectively. The Company will also recognize an operating ROU asset and related operating lease liability of approximately $118,000 and $125,000, respectively, related to the extension of the current lease, as well as interest and amortization expense of $7,000.

•
910 Clopper Road, Suites 260S and 280S, Gaithersburg, Maryland 20878, which consisted of laboratory and office space where the Company conducted operations related to its primary service offerings. The Company executed this lease on April 1, 2018. The operating commencement date was May 1, 2018. The Company transitioned its activities from this location to the New Location, as defined below, and terminated this lease seven days after the commencement date of the New Location. The Company recognized $0 and $41,000 of rental expense for fiscal 2020 and 2019, respectively.

•
1405 Research Boulevard, Suite 125, Rockville, Maryland 20850 (“New Location”), which consists of laboratory and office space where the Company conducts operations related to its primary service offerings. The Company executed this lease on November 1, 2018. The operating commencement date was January 17, 2019. This lease expires in April 2024. The Company recognized $257,000 and $86,000 of rental expense for fiscal 2020 and 2019, respectively. The Company terminated this lease on June 30, 2020 and transition its activities from this location to the Expansion Premises, as defined above, during the first quarter of fiscal 2021. Upon lease termination, the Company will recognize a decrease in the related operating ROU asset and operating lease liability of approximately $850,000 and 926,000, respectively, as well as a gain on lease termination of $76,000.

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

The table below sets forth the high and low bid prices of our common stock, as reported on Nasdaq for the periods shown:

	High	Low
Fiscal Year Ended April 30, 2020:
First quarter	$10.44	$6.40
Second quarter	7.41	5.01
Third quarter	8.80	4.98
Fourth quarter	8.49	4.02

	High	Low
Fiscal Year Ended April 30, 2019:
First quarter	$9.18	$3.97
Second quarter	17.47	7.50
Third quarter	15.11	7.29
Fourth quarter	11.62	7.51

Approximate Number of Holders of Common Stock

As of July 17, 2020 there were approximately 1,900 record holders of the Company’s common stock.

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

Our Platform provides a novel approach to simulating the results of human clinical trials used in developing oncology drugs. We believe it costs more than $100,000 per patient in oncology clinical trials and the typical cost for each phase of development per year increases from approximately $3 million in the pre-clinical setting to approximately $150 million in phase III clinical trials. Simulating trials before executing them provides benefits to both pharmaceutical companies and patients. Pharmaceutical companies can lower the risk of spending resources on drugs that do not show significant anti-cancer activities and increase the chance that the clinical development path they pursue will be focused on an appropriate patient population and a successful combination with other drugs.

We plan to continue our efforts to expand our TumorGraft Technology Platform in order to expand our TOS program. We have previously disclosed that our POS program would not be the focus of our growth moving forward and this plan remains unchanged.

Results of Operations

The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Years Ended April 30,
	2020	% of Revenue	2019	% of Revenue	% Change

Oncology services revenue	$32,123	100.0%	$27,067	100.0%	18.7%

Costs and operating expenses:
Cost of oncology services	16,882	52.6	14,265	52.7	18.3
Research and development	5,853	18.2	4,798	17.7	22.0
Sales and marketing	4,242	13.2	3,056	11.3	38.8
General and administrative	6,614	20.6	4,678	17.3	41.4
Goodwill Impairment	335	1.0	—	—	100.0

Total costs and operating expenses	33,926	105.6	26,797	99.0	26.6

Income (loss) from operations	$(1,803)	(5.6)%	$270	1.0%	(767.8)%

Oncology Services Revenue

Oncology services revenue for the years ended April 30, 2020 and 2019 were $32.1 million and $27.1 million, respectively, an increase of $5.1 million, or 18.7%. The increase in revenue is due to increased sales, both in number and size of studies, an increase in demand for our services, the growth of the platform, and expansion of our product line. Additionally, customers are seeking more complex study designs and end point analysis testing, leading to larger contracts, which contributed to revenue growth.

Cost of Oncology Services

Cost of oncology services were $16.9 million and $14.3 million for the years ended April 30, 2020 and 2019, respectively, an increase of $2.6 million or 18.3%. For the years ended April 30, 2020 and 2019, gross margins were 47.4% and 47.3%, respectively. The increase in cost of oncology services was mainly due to an increase in compensation, supply, and outsourced lab service expenses. With the exception of outsourced lab services, the overall expense increase is generally in line with the expected contribution based on the growth in revenue, study volume, and expansion into new services. Gross margin varies based on timing differences between expense and revenue recognition and was impacted by the increase in costs ahead of revenue related to the increase in number of studies performed. Additionally, the cost of outsourced lab services magnifies this effect.

 Research and Development

Research and development expense was $5.9 million and $4.8 million for the years ended April 30, 2020 and 2019, respectively, an increase of $1.1 million or 22.0%. The increase is due to increased compensation and mice and lab supply expenses as we replenished the models in our Bank and continued to develop new service capabilities and endpoint analysis testing.

Sales and Marketing

Sales and marketing expense was $4.2 million and $3.1 million for the years ended April 30, 2020 and 2019, respectively, an increase of $1.2 million or 38.8%. The increase is mainly due to compensation expense driven by the continued expansion of our sales force and commissions earned on increased sales.

General and Administrative

General and administrative expense was $6.6 million and $4.7 million for the years ended April 30, 2020 and 2019, respectively, an increase of $1.9 million, or 41.4%. The increase was mainly due to an increase in compensation expense which included a bonus awarded to the CEO.

Goodwill Impairment

We recognized an impairment on goodwill of approximately $335,000 for the year ended April 30, 2020. This charge was attributable to the Company's POS business operations. As disclosed in prior fiscal years, the POS business ceased to be the focus of our growth strategy moving forward. As a result of our annual evaluation of goodwill impairment, the Company determined that the recording of the impairment charge was warranted.

Other Expense

Other Expense was $42,000 and $39,000 for the years ended April 30, 2020 and 2019, respectively. The current year expense is mainly due to foreign currency transaction losses and foreign fees offset by a gain on disposal of equipment.

Inflation

Inflation does not have a meaningful impact on the results of our operations.

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our cash on hand, working capital management, proceeds from certain private placements and public offerings of our securities and sales of products and services. For the years ended April 30, 2020 and 2019, the Company had a net loss of approximately $2.0 million and net income of $128,000, respectively. As of April 30, 2020, the Company had an accumulated deficit of approximately $72.7 million, working capital of $1.4 million and cash of $8.3 million. We believe that our cash on hand, together with continued improved cash flows from operations, are adequate to fund operations through at least August 2021. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash provided by operating activities was $2.9 million and $1.9 million for the years ended April 30, 2020 and 2019, respectively. The increase in cash provided of $1.0 million relates to our revenue growth and increase in bookings, along with the timing of ordinary business operating activities.

Cash Flows from Investing Activities

Net cash used in investing activities was $2.2 million and $834,000 for the years ended April 30, 2020 and 2019, respectively. These cash flows were used for the purchase and finance leasing of lab equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $4.4 million and $1.2 million for the years ended April 30, 2020 and 2019, respectively. The increase in cash flows provided in fiscal year 2020 was due to exercises of stock options and warrants.

Critical Accounting Policies

The following discussion of critical accounting policies identifies the accounting policies that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. It is not intended to be a comprehensive list of all of our significant accounting policies, which are more fully described in Note 2 of the notes to the consolidated financial statements included in this document. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which the selection of an available alternative policy would not produce a materially different result.

General

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States or GAAP.  The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. Significant estimates of the Company include, among other things, accounts receivable realization, revenue recognition (replacement of licensed tumors), valuation allowance for deferred tax assets, valuation of goodwill, and stock-based compensation and warrant assumptions.  We base our estimates on historical experience, our observance of trends in particular areas and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources.  Actual amounts could differ significantly from amounts previously estimated.

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-19, Revenue from Contracts with Customers (Topic 606) which was added to the FASB's Accounting Standards Codification (ASC) as ASC 606. The Company adopted ASC 606 on May 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for the twelve months ended April 30, 2020 and April 30, 2019 reflect the application of ASC 606. In accordance with ASC 606, revenue is now recognized when, or as, a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services.

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

The Company accounts for amendments as a separate contract when they meet the criteria under ASC 606-10-25-12.

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

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company evaluates the carrying value of goodwill annually in connection with the annual budgeting and forecast process and also between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill was allocated to below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors, market conditions, or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating goodwill for impairment, we may first perform an assessment qualitatively whether it is more likely than not that a reporting unit’s carrying amount exceeds its fair value, referred to as a “step zero” approach. Subsequently (if necessary after step zero), an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying value. Under FASB's ASU 2014-02, Topic 350, "Intangibles—Goodwill and Other" goodwill impairment is measured as the excess of the carrying amount of the reporting unit over its fair value.

The impairment evaluation test involves comparing the current fair value of each business unit to its carrying value, including goodwill. Fair value is typically estimated using a discounted cash flow analysis, which requires the Company to estimate the future cash flows anticipated to be generated by the business unit being tested for impairment as well as to select a risk-adjusted discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, the Company considers historical results adjusted to reflect current and anticipated operating conditions. The Company estimates cash flows for the business unit over a discrete period (typically four or five years) and the terminal period (considering expected long term growth rates and trends). Estimating future cash flows requires significant judgment by management in such areas as future economic conditions, industry-specific conditions, product pricing, and necessary capital expenditures. The use of different assumptions or estimates for future cash flows or significant changes in risk-adjusted discount rates due to changes in market conditions could produce substantially different estimates of the fair value of the business unit.

We have one reportable segment. The Company evaluated its TOS and POS business operations (or business units) and determined that the POS operations no longer qualified as a separate reportable segment primarily due to its revenue representing approximately 2.5% of total revenue. The Company assesses goodwill by business unit, which are also reporting units. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of the acquired businesses.  Future events, including but not limited to continued declines in economic activity, loss of contracts or a significant number of customers, or a rapid increase in costs or capital expenditures, could cause us to conclude that impairment indicators exist and that goodwill is impaired.  As a result of its annual assessment, which included an estimation of the future cash flows of the POS operations as described above, the Company determined that, under a discounted cash flow model, the fair value of the POS business/reporting unit was below its carrying amount as of April 30, 2020. The Company recognized goodwill impairment for the quarter and year ended April 30, 2020 of $335,000. As of April 30, 2020 and 2019, goodwill was $335,000 and $670,000, respectively.

Accounting for Income Taxes

We use the asset and liability method to account for income taxes.  Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  In preparing the consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate.  This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, goodwill and losses for tax and accounting purposes.  These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within the consolidated balance sheet.  We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established.  To the extent a valuation allowance is established or increased in a period, we include an expense within the tax provision of the consolidated statements of operations.  As of April 30, 2020 and 2019, we have established a full valuation allowance for all deferred tax assets.

As of April 30, 2020 and 2019, we recognized a liability for uncertain tax positions on the balance sheet relative to foreign operations in the amount of $178,000 and $151,000, respectively. We do not anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.  Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. The Company has accrued $27,000 for penalties and interest during the year ended April 30, 2020.

Accounting Pronouncements Being Evaluated

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses". This update requires immediate recognition of management’s estimates of current expected credit losses ("CECL"). Under the prior model, losses were recognized only as they were incurred. The new model is applicable to all financial instruments that are not accounted for at fair value through net income. The standard is effective for fiscal years beginning after December 15, 2022 for public entities qualifying as smaller reporting companies. Early adoption is permitted. We are currently assessing the impact of this update on our consolidated financial statements and do not expect a material impact on our consolidated financial statements.

    In August 2018, the FASB issued ASU 2018-15, which amends ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software, to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement ("CCA") that is a service contract. This update aligns the accounting for costs incurred to implement a CCA that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The update is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted, including adoption in any interim period. We are currently assessing the impact of this update on our consolidated financial statements and do not expect a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (ASC 820) — Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes certain disclosures, modifies certain disclosures and adds additional disclosures. ASU 2018-13 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. We are currently assessing the potential impact of the amendments in this ASU on our consolidated financial statements and do not expect a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (ASC 740) — Simplifying the Accounting for Income Taxes. ASU 2019-12 which modifies ASC 740 to simplify the accounting for income taxes. The ASU removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2020. We are currently assessing the potential impact of this ASU on our consolidated financial statements and do not expect a material impact on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

    In February 2016, the FASB issued ASU No. 2016-02, "Leases", (Topic 842), which required the Company to recognize lease assets and lease liabilities (related to leases previously classified as operating under previous U.S. GAAP) on its consolidated balance sheet for all leases in excess of one year in duration. The ASU was effective for the Company on May 1, 2019. The Company elected to adopt ASU 2016-02 using the modified retrospective method and, therefore, have not recast comparative periods presented in its unaudited consolidated financial statements. As permitted under ASU 2016-02, the Company elected to account for the non-lease components together with the lease components as a single lease component. The Company recorded an operating lease right-of-use ("ROU") asset of $3.2 million, net of deferred rent of $900,000 and an operating lease liability of $4.1 million as of May 1, 2019. Refer to "Note 13. Leases" for additional information.

    In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”. The new standard attempts to reduce diversity in practice in how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 provides guidance on eight specific cash flow issues.
The new guidance was effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company adopted ASU 2016-15 on May 1, 2018 and it did not have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, "Restricted Cash (a consensus of the FASB Emerging Issues Task Force)" ("ASU 2016-18"), which addresses classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 requires an entity's reconciliation of the beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include in cash and cash equivalents amounts generally described as restricted cash and restricted cash equivalents. ASU 2016-18 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. The Company adopted ASU 2016-18 on May 1, 2018 and did not have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other” (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). This new standard simplifies how an entity is required to test goodwill for impairment by eliminating a step from the goodwill impairment test. ASU 2017-04 allows for prospective application and is effective for fiscal years beginning after December 15, 2019, and interim periods therein with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted this guidance on May 1, 2019 and it did not have an impact on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting". This ASU expands the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Under the new guidance, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. The new accounting guidance was effective for the Company on May 1, 2019. The Company early adopted ASU 2018-07 beginning with its financial reporting for the quarter ended January 31, 2019. The adoption did not have a material impact on the Company's consolidated financial statements.

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

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements required pursuant to this item are included in Item 15 of this annual report and are presented beginning on page F-1

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act , our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have reviewed and evaluated our disclosure controls and procedures (as defined in the Securities Exchange Act Rule 13a-15(e)) as of April 30, 2020. Based on that evaluation, these officers have concluded that, as of April 30, 2020, our disclosure controls and procedures were effective to achieve their stated purpose.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules, regulations, and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding disclosure.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the objectives of our disclosure control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a–15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on control criteria framework, Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations, or COSO.  Based on our evaluation, management concluded that our internal control over financial reporting was effective as of April 30, 2020.

Management’s Report on Changes in Internal Controls

In connection with the evaluation required by Exchange Act Rule 13a-15(d), our management, including our Chief Executive Officer and Chief Financial Officer, concluded that there were no changes in our internal control over financial reporting during the quarter ended April 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our 2020 Proxy Statement and such information is incorporated herein by this reference.

Item 11. Executive Compensation

The information required by this item will be contained in our 2020 Proxy Statement and such information is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our 2020 Proxy Statement and such information is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our 2020 Proxy Statement and such information is incorporated herein by this reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be contained in our 2020 Proxy Statement and such information is incorporated herein by this reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)1. Financial Statements

(a)2. Financial Statement Schedules

All schedules have been omitted because they are not applicable.

(a)3. Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit No.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Appendix A to the Company’s Information Statement on Schedule 14C filed March 7, 2011)

3.1.1	Certificate of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed April 28, 2015)

3.2	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 9, 2017)

4.1	Description of Registered Securities *

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

10.19	Option Exchange Agreement, dated March 16, 2015, between the Company and Joel Ackerman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2015)

10.20	Option Exchange Agreement, dated March 16, 2015, between the Company and Ronnie Morris (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 20, 2015)

10.21	Option Exchange Agreement, dated March 16, 2015, between the Company and David Miller (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 20, 2015)

14	Code of Ethics (incorporated by reference to Exhibit 14 of the April 30, 2008 Form 10-KSB)

21	List of Subsidiaries (incorporated by reference to Exhibit 21 of the Company's Form 10-K filed July 28, 2017)

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certifications**

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
___________________________
* Filed herewith

** Furnished hereto.

Item 16. Form 10-K Summary

Not Required.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPIONS ONCOLOGY, INC.

July 28, 2020	/s/ RONNIE MORRIS
Ronnie Morris
Chief Executive Officer
(principal executive officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONNIE MORRIS	Chief Executive Officer and Director	July 28, 2020
Ronnie Morris	(principal executive officer)

/s/ DAVID MILLER	Chief Financial Officer	July 28, 2020
David Miller	(principal financial and accounting officer)

/s/ JOEL ACKERMAN	Director,	July 28, 2020
Joel Ackerman	Chairman of the Board of Directors

/s/ DAVID SIDRANSKY	Director	July 28, 2020
David Sidransky

/s/ ABBA D. POLIAKOFF	Director	July 28, 2020
Abba D. Poliakoff

/s/ SCOTT R. TOBIN	Director	July 28, 2020
Scott R. Tobin

/s/ DANIEL MENDELSON	Director	July 28, 2020
Daniel Mendelson

/s/ PHILIP BREITFELD	Director	July 28, 2020
Philip Breitfeld

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Champions Oncology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Champions Oncology, Inc. and Subsidiaries (the “Company") as of April 30, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2020 and 2019, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for leases in fiscal year 2020 due to the adoption of Accounting Standards Codification Topic 842, Leases.

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

EISNERAMPER LLP
Iselin, New Jersey
July 28, 2020

CHAMPIONS ONCOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30
(In Thousands except for shares)

	2020	2019
ASSETS
Current assets:
Cash	$8,342	$3,237
Accounts receivable, net	4,770	4,377
Prepaid expenses and other current assets	385	308

Total current assets	13,497	7,922

Operating lease right-of-use assets, net	2,798	—
Property and equipment, net	3,993	2,546
Other long term assets	128	128
Goodwill	335	669

Total assets	$20,751	$11,265

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,140	$2,807
Accrued liabilities	2,502	1,180
Current portion of operating lease liabilities	$503	$—
Current portion of finance lease	125	16
Deferred revenue	5,815	4,022

Total current liabilities	12,085	8,025

Deferred rent	—	851
Non-current portion operating lease liabilities	3,170	—
Other non-current liabilities	178	151

Total liabilities	$15,433	$9,027

Stockholders' equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 12,726,728 and 11,619,538 shares issued and 12,726,728 and 11,619,538 shares outstanding as of April 30, 2020 and April 30, 2019, respectively	13	12
Additional paid-in capital	77,978	72,924
Accumulated deficit	(72,673)	(70,698)

Total stockholders' equity	5,318	2,238

Total liabilities and stockholders' equity	$20,751	11,265

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Share and Per Share Amounts)

	Year Ended April 30,
	2020	2019
Oncology services revenue	$32,123	$27,067

Costs and operating expenses:
Cost of oncology services	16,882	14,265
Research and development	5,853	4,798
Sales and marketing	4,242	3,056
General and administrative	6,614	4,678
Goodwill Impairment	335	—

Total costs and operating expenses	33,926	26,797

Income (loss) from operations	(1,803)	270

Other expense:
Other expense	(42)	(39)

Income (loss) before income tax expense	(1,845)	231
Provision for income tax	130	103

Net income (loss)	$(1,975)	$128

Net income (loss) per common share outstanding
basic	$(0.17)	$0.01
and diluted	$(0.17)	$0.01

Weighted average common shares outstanding
basic	11,843,463	11,340,184
and diluted	11,843,463	14,096,117

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands except for shares)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, April 30, 2018	11,003,228	$11	269,685	$(1,252)	$72,070	$(70,826)	$3
Stock-based compensation and modification expense	—	—	—	—	636	—	636
Issuance of common stock for services	5,462	—	—	—	6	—	6
Issuance of common stock on exercise of stock options and warrants	610,848	1	(269,685)	1,252	212	—	1,465
Net Income	—	—	—	—	—	128	128

Balance, April 30, 2019	11,619,538	$12	—	$—	$72,924	$(70,698)	$2,238
Stock-based compensation	—	—	—	—	600	—	600
Issuance of common stock on exercise of stock options and warrants	1,107,190	1	—	—	4,454	—	4,455
Net loss	—	—	—	—	—	(1,975)	(1,975)

Balance, April 30, 2020	12,726,728	$13	—	$—	$77,978	$(72,673)	$5,318

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended April 30,
	2020	2019
Operating activities:
Net income (loss)	$(1,975)	$128

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	600	636
Depreciation and amortization expense	825	606
Gain on disposal of equipment	(52)	—
Operating lease right-of-use assets	403	—
Deferred rent	—	397
Goodwill impairment	335	—
Allowance for doubtful accounts	277	71
Issuance of common stock for services	—	6
Changes in operating assets and liabilities:
Accounts receivable	(670)	(531)
Prepaid expenses and other current assets	(77)	(21)
Other long term assets	—	(12)
Accounts payable	333	653
Accrued liabilities	1,322	611
Operating lease liabilities	(235)	—
Other non-current liability	27	—
Deferred revenue	1,792	(682)

Net cash provided by operating activities	2,905	1,862

Investing activities:
Purchase of property and equipment	(2,220)	(834)

Net cash used in investing activities	(2,220)	(834)

Financing activities:
Proceeds from exercise of options and warrants	4,455	1,465
Finance lease payments	(35)	(262)

Net cash provided by financing activities	4,420	1,203

Increase in cash	5,105	2,231
Cash, beginning of year	3,237	1,006

Cash, end of year	$8,342	$3,237

Non-cash investing and financing activities:
Purchased equipment under finance lease	212	235
Right-of-use assets obtained in exchange for operating lease liabilities	3,201	—
Credit received on purchase of equipment	160	—

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

The Company has two operating subsidiaries: Champions Oncology (Israel), Limited and Champions Biotechnology U.K., Limited. For the years ended April 30, 2020 and 2019, there were no revenues earned by these subsidiaries.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, among other things, accounts receivable realization, revenue recognition (replacement of licensed tumors), valuation allowance for deferred tax assets, valuation of goodwill, and stock-based compensation and warrant assumptions.  We base our estimates on historical experience, our observance of trends in particular areas and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources.  Actual amounts could differ significantly from amounts previously estimated.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash, and with original maturities of three months or less to be cash equivalents. As of April 30, 2020 and 2019 the Company had cash balances of $8.3 million and $3.2 million, respectively, and no cash equivalents.

Liquidity

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our cash on hand, working capital management, proceeds from certain private placements and public offerings of our securities, and sales of products and services. For the year ended April 30, 2020, the Company had a net loss of approximately $2.0 million, an accumulated deficit of approximately $72.7 million, working capital of $1.4 million and cash and cash equivalents of $8.3 million. We believe that our cash on hand, together with continued improved cash flows from operations, are adequate to fund operations through at least August 2021. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

Fair Value

The carrying value of cash, accounts receivable, prepaid expenses, deposits and other receivables, accounts payable, and accrued liabilities approximate their fair value based on the liquidity or the short-term maturities of these instruments. The fair value hierarchy promulgated by GAAP consists of three levels:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has no assets that are measured at fair value on a recurring basis and there were no assets or liabilities measured at fair value on a non-recurring basis during the years ended April 30, 2020 and 2019.

Property and Equipment

Property and equipment is recorded at cost and primarily consists of laboratory equipment, furniture and fixtures, and computer hardware and software. Assets in progress include equipment or software not yet placed in service. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the various assets ranging from three to nine years.

Leases

Effective May 1, 2019, the Company accounts for its leases under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 842, Leases ("ASC 842"). Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. As the Company's leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term. The Company continues to account for leases in the prior period financial statements in accordance with ASC Topic 840.

Impairment of Long-Lived Assets

Impairment losses are to be recognized when the carrying amount of a long-lived asset is not recoverable or exceeds its fair value.  The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that a carrying value may not be recoverable.  The Company uses estimates of future cash flows over the remaining useful life of a long- lived asset or asset group to determine the recoverability of the asset.  These estimates only include the net cash flows directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the asset or asset group.  The

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company has not recognized any impairment losses for the Company’s long-lived assets for the years ending April 30, 2020 and 2019.

Other long term assets

Other long term assets represents amounts relating to lease deposits for our Hackensack, New Jersey and Rockville, Maryland locations.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company evaluates the carrying value of goodwill annually in connection with the annual budgeting and forecast process and also between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill was allocated to below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors, market conditions, or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating goodwill for impairment, we may first perform an assessment qualitatively whether it is more likely than not that a reporting unit’s carrying amount exceeds its fair value, referred to as a “step zero” approach. Subsequently (if necessary after step zero), an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying value. Under FASB's Accounting Standards Update ("ASU") 2014-02, Topic 350, "Intangibles—Goodwill and Other" goodwill impairment is measured as the excess of the carrying amount of the reporting unit over its fair value.

The impairment evaluation test involves comparing the current fair value of each business unit to its carrying value, including goodwill. Fair value is typically estimated using a discounted cash flow analysis, which requires the Company to estimate the future cash flows anticipated to be generated by the business unit being tested for impairment as well as to select a risk-adjusted discount rate to measure the present value of the anticipated cash flows. When determining future cash flow estimates, the Company considers historical results adjusted to reflect current and anticipated operating conditions. The Company estimates cash flows for the business unit over a discrete period (typically four or five years) and the terminal period (considering expected long term growth rates and trends). Estimating future cash flows requires significant judgment by management in such areas as future economic conditions, industry-specific conditions, product pricing, and necessary capital expenditures. The use of different assumptions or estimates for future cash flows or significant changes in risk-adjusted discount rates due to changes in market conditions could produce substantially different estimates of the fair value of the business unit.

We have one reportable segment. The Company evaluated its TOS and POS business operations (or business units) and determined that the POS operations no longer qualified as a separate reportable segment primarily due to its revenue representing approximately 2.5% of total revenue. The Company assesses goodwill by business unit, which are also reporting units. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of the acquired businesses.  Future events, including but not limited to continued declines in economic activity, loss of contracts or a significant number of customers, or a rapid increase in costs or capital expenditures, could cause us to conclude that impairment indicators exist and that goodwill is impaired.  As a result of its annual assessment, which included an estimation of the future cash flows of the POS operations as described above, the Company determined that, under a discounted cash flow model, the fair value of the POS business/reporting unit was below its carrying amount as of April 30, 2020. The Company recognized goodwill impairment for the quarter and year ended April 30, 2020 of $335,000. As of April 30, 2020 and 2019, goodwill was $335,000 and $670,000, respectively.

Deferred Revenue

Deferred revenue represents payments received in advance for products to be delivered.  When products are delivered, deferred revenue is then recognized as earned.

Other Non-Current Liabilities

Other non-current liabilities represent amounts for uncertain tax positions relating to one of our foreign entities.

Cost of Oncology Services

Cost of oncology services relates to our TOS and POS business units. TOS costs consist of direct costs related to mice purchases and maintenance costs for studies completed internally and charges from Contract Research Organization's for studies handled externally. Indirect costs include salaries for personnel directly engaged in providing TOS products. All costs of performing studies

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in-house are expensed as incurred. All TOS costs of performing studies from external sources, are expensed when incurred. POS consists of costs related to implantations, drug panels, tumor boards, and gene sequencing services, as well as indirect internal costs, such as salaries for personnel directly engaged in these products. Direct costs associated with implantation revenues are primarily related to mice purchases and maintenance and shipping of tumor tissue. Direct drug panel costs are primarily incurred from mice purchases and maintenance and drug purchases. Direct tumor board costs are primarily related to physicians’ honorariums and any tumor board participation costs such as travel, lodging and meals. Direct gene sequencing costs are primarily related to costs billed from the gene sequencing service provider. All POS costs are expensed as incurred.

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

Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements.  In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established.  The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change. As of April 30, 2020 and 2019, the Company provided a valuation allowance for all net deferred tax assets, as recovery is not more likely than not based on an insufficient history of earnings.

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

The Company reflects tax benefits only if it is more likely than not that we will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  As of April 30, 2020 and 2019 the Company has recorded $178,000 and $151,000, respectively, of liabilities related to uncertain tax positions relative to one of its foreign operations.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company accrued $27,000 and $0, for interest and penalties on the Company’s statement of operations for the years ended April 30, 2020 and 2019, respectively. The Company does not anticipate any significant unrecognized tax benefits to be recorded during the next 12 months.  For the year ended April 30, 2020 and 2019, the Company recognized a provision for income taxes of $130,000 and $103,000, respectively, related to state and foreign taxes.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-19, Revenue from Contracts with Customers (Topic 606) which was added to the FASB's Accounting Standards Codification as ASC 606. The objective of the standard is to establish a single comprehensive revenue recognition model that is designed to create greater comparability of financial statements across industries and jurisdictions. Under new standard, companies recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the company expects to be entitled in exchange for those goods or services. The Company adopted ASU 2014-09 on May 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption and by recognizing the cumulative effect of applying the standard as an adjustment to the Company’s Balance Sheet.

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

Incremental Costs of Obtaining a Contract (Sales Commissions)

Under ASC 606, the costs of obtaining a contract can be expensed immediately, rather than capitalized and amortized, if the amortization period is one year or shorter. Sales commissions for the Company represent contract costs with a term of one year or less. Therefore, under ASC 606, the Company elected the practical expedient to expense these costs as incurred.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Accounting Pronouncements Being Evaluated

In June 2016, the Financial Accounting Standards Board (FASB) FASB issued Accounting Standards Update (ASU) No. 2016-13, "Financial Instruments - Credit Losses". This update requires immediate recognition of management’s estimates of current expected credit losses ("CECL"). Under the prior model, losses were recognized only as they were incurred. The new model is applicable to all financial instruments that are not accounted for at fair value through net income. The standard is effective for fiscal years beginning after December 15, 2022 for public entities qualifying as smaller reporting companies. Early adoption is permitted. We are currently assessing the impact of this update on our consolidated financial statements and do not expect a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, which amends ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software, to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement ("CCA") that is a service contract. This update aligns the accounting for costs incurred to implement a CCA that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The update is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption of the amendments in this update is permitted, including adoption in any interim period. We are currently assessing the impact of this update on our consolidated financial statements and do not expect a material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (ASC 820) — Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes certain disclosures, modifies certain disclosures and adds additional disclosures. ASU 2018-13 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. We are currently assessing the potential impact of the amendments in this ASU on our consolidated financial statements and do not expect a material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (ASC 740) — Simplifying the Accounting for Income Taxes. ASU 2019-12 which modifies ASC 740 to simplify the accounting for income taxes. The ASU removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2020. We are currently assessing the potential impact of this ASU on our consolidated financial statements and do not expect a material impact on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2016, the FASB issued ASU No. 2016-02, "Leases", (Topic 842), which required the Company to recognize lease assets and lease liabilities (related to leases previously classified as operating under previous U.S. GAAP) on its consolidated balance sheet for all leases in excess of one year in duration. The ASU was effective for the Company on May 1, 2019. The Company elected to adopt ASU 2016-02 using the modified retrospective method and, therefore, have not recast comparative periods presented in its unaudited consolidated financial statements. As permitted under ASU 2016-02, the Company elected to account for the non-lease components together with the lease components as a single lease component. The Company recorded an operating lease right-of-use ("ROU") asset of $3.2 million, net of deferred rent of $900,000 and an operating lease liability of $4.1 million as of May 1, 2019. Refer to "Note 13. Leases" for additional information.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments”. The new standard attempts to reduce diversity in practice in how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 provides guidance on eight specific cash flow issues. The new guidance was effective for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company adopted ASU 2016-15 on May 1, 2018 and it did not have a material impact on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, "Restricted Cash (a consensus of the FASB Emerging Issues Task Force)" ("ASU 2016-18"), which addresses classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 requires an entity's reconciliation of the beginning-of-period and end-of-period total amounts shown on the statement of cash flows to include in cash and cash equivalents amounts generally described as restricted cash and restricted cash equivalents. ASU 2016-18 is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2017. The Company adopted ASU 2016-18 on May 1, 2018 and did not have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other” (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). This new standard simplifies how an entity is required to test goodwill for impairment by eliminating a step from the goodwill impairment test. ASU 2017-04 allows for prospective application and is effective for fiscal years beginning after December 15, 2019, and interim periods therein with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted this guidance on May 1, 2019 and it did not have an impact on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting". This ASU expands the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Under the new guidance, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. The new accounting guidance was effective for the Company on May 1, 2019. The Company early adopted ASU 2018-07 beginning with its financial reporting for the quarter ended January 31, 2019. The adoption did not have a material impact on the Company's consolidated financial statements.

Note 3. Accounts Receivable, Unbilled Services and Deferred Revenue

Accounts receivable and unbilled services were as follows (in thousands):

	April 30, 2020	April 30, 2019

Accounts receivable	$2,655	$1,982
Unbilled services	2,404	2,417
Total accounts receivable and unbilled services	5,059	4,399
Less: allowance for doubtful accounts	(289)	(22)
Total accounts receivable, net	$4,770	$4,377

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred revenue was as follows (in thousands):

	April 30, 2020	April 30, 2019

Deferred revenue	$5,815	$4,022

Deferred revenue is shown as a current liability on the Company's balance sheet.

Note 4. Property and Equipment

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and equipment consisted of the following (in thousands):

	April 30,
	2020	2019
Furniture and fixtures	$181	$142
Computer equipment and software	1,551	1,104
Laboratory equipment	4,475	3,358
Assets in progress	554	16
Leasehold improvements	4	—

Total property and equipment	6,765	4,620
Less: Accumulated depreciation and amortization	(2,772)	(2,074)

Property and equipment, net	$3,993	$2,546

Depreciation and amortization expense was $825,000 and $606,000 for the years ended April 30, 2020 and 2019, respectively. Depreciation and amortization expense, excluding expense recorded under finance leases, was $683,000 and $490,000 for the twelve months ended April 30, 2020 and 2019.

As of April 30, 2020 and 2019, property, plant and equipment included gross assets held under finance leases of $343,000 and $366,000, respectively. Related depreciation expense for these assets was $142,000 and $116,000 for the years ended April 30, 2020 and 2019. As of April 30, 2020, assets in progress includes approximately $300,000 of capitalized software development costs.

During the year ended April 30, 2020, specifically during the quarter ended October 31, 2019, the Company traded in and disposed of a $235,000 leased asset that was previously included in the laboratory equipment category. At the time of disposal, the accumulated depreciation related to that asset was written off in the amount of $127,000 (see also paragraph below). As of January 31, 2020, the remaining leased asset included in the laboratory equipment category was fully depreciated resulting in a net balance of nil.

Finance Lease

In November 2014, the Company entered into a finance lease for laboratory equipment. The lease had costs of approximately $149,000, at inception, through November 2019. The final lease payment under this finance lease of $2,000 was paid during the three months ended January 31, 2020.

In July 2018, the Company entered into a second finance lease for laboratory equipment. The lease had total costs of approximately $266,000, inclusive of interest and taxes, with a monthly payment of approximately $11,000. Although the lease was originally due to mature in July 2020, the Company decided to pay the outstanding balance on February 1, 2019. During the quarter ended October 31, 2019, the Company traded in this asset and received a $160,000 reduction in the purchase price of two newly acquired assets. The net book value of the asset traded in at the time of trade in was $108,000, which resulted in the gain on the disposal of the asset of $52,000, which is included as an offset in the other expense line within the Company's consolidated statement of operations for the year ended April 30, 2020.

In December 2019, the Company entered into a finance lease for laboratory equipment. The lease had costs of approximately $231,000, at inception, through November 2020. This lease expires December 2020. The current monthly finance lease payment is approximately $19,000. The future minimum lease payments remaining under this finance lease at April 30, 2020 are $135,000. The present value of minimum future obligations is calculated based on interest rate of 4.75%. Depreciation and amortization expense related to this finance lease was $88,500 for the year ended April 30, 2020.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5. Revenue from Contracts with Customers

Oncology Services Revenue

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-19, Revenue from Contracts with Customers (Topic 606) which was added to the FASB's Accounting Standards Codification as ASC 606. The Company adopted ASC 606 on May 1, 2018 using the modified retrospective method for all contracts not completed as of the date of adoption. The reported results for the twelve months ended April 30, 2020 and 2019 reflect the application of ASC 606. In accordance with ASC 606, revenue is now recognized when, or as, a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services.

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

The following table represents disaggregated revenue for the twelve months ended April 30, 2020 and 2019:

	Year Ended April 30,
	2020	2019
Pharmacology services	$31,262	$25,484
Personalized oncology services	790	1,277
Other TOS revenue	71	306
Total oncology services revenue	$32,123	$27,067

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

Note 6. Significant Customers

For the year ended April 30, 2020, none of our customers accounted for more than 10.0% of our total revenue.

For the year ended April 30, 2019, one of our customers accounted for more than 10.0% of our total revenue in the amount of $2.9 million, or 10.7% . The revenue from this customer is part of the TOS business and was captured in the consolidated oncology services revenue line item within the statement of operations.

As of April 30, 2020 and 2019, none of our customers accounted for more than 10.0% of our total accounts receivable balance.

Note 7. Commitments and Contingencies

Covid-19

In December 2019, a novel strain of coronavirus, COVID-19, was first identified in Wuhan, China. This virus continues to spread globally and, as of July 2020, has spread to over 200 countries, including the United States. The spread of COVID-19 from China to other countries has resulted in the World Health Organization declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. Employers are also required to increase, as much as possible, the capacity and arrangement for employees to work remotely. In addition, on March 11, 2020, the President of the United States issued a proclamation to restrict travel to the United States from foreign nationals who have recently been in certain European and Latin American countries. Although, to date, these restrictions have not impacted our operations, the effect on our business, from the spread of COVID-19 and the actions implemented by the governments of the the United States and elsewhere across the globe, may worsen over time.

 Any outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on our business operations. These could include disruptions or restrictions on our ability to travel, pursue partnerships and other business transactions, receive shipments of biologic materials, as well as be impacted by the temporary closure of the facilities of suppliers. The spread of an infectious disease, including COVID-19, may also result in the inability of our suppliers to deliver supplies to us on a timely basis. In addition, health professionals may reduce staffing and reduce or postpone meetings with clients in response to the spread of an infectious disease. Though we have not yet experienced such events, if they would occur, they could result in a period of business disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. However, as of the date of this Annual Report on Form 10-K, we have not experienced a material adverse effect on our business nor the need for reduction in our work force; and, currently, and we do not expect any material impact on our long-term activity. The extent to which COVID-19 impacts our business will depend on future developments which are highly uncertain and cannot be predicted, including, but not limited to, new information which may emerge concerning the increased severity of COVID-19, the actions to contain COVID-19, or treat its impact.

Legal Matters

The Company is not currently party to any legal matters to its knowledge. The Company is not aware of any other matters that would have a material impact on the Company’s financial position or results of operations.

Registration Payment Arrangements

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Royalties

The Company contracts with third-party vendors to license tumor samples for development into PDX models and use in our TOS business. These types of arrangements have an upfront fee ranging from nil to $7,000 per tumor sample depending on the successful growth of the tumor model and ability to develop them into a sellable product. The upfront costs are expensed as incurred. In addition, under certain agreements, for a limited period of time, the Company is subject to royalty payments if the licensed tumor models are used for sale in our TOS business, ranging from 2% to 5% of the contract price after recouping certain initiation costs. As of April 30, 2020, no royalties have been paid or accrued.

Note 8. Stock-based Payments

Stock-based compensation in the amount of $600,000 and $649,000 was recognized for years ended April 30, 2020 and 2019, respectively. Included in stock-based compensation expense for the twelve months ended April 30, 2020 and April 30, 2019 under "general and administrative" line item is nil and $6,000, respectively related to the issuance of common stock as compensation for services performed. Stock-based compensation costs were recorded as follows (in thousands):

	Year Ended April 30,
	2020	2019
General and administrative	$328	$458
Sales and marketing	237	91
Research and development	13	14
TOS cost of sales	21	86
POS cost of sales	1	—

Total stock-based compensation expense	$600	$649

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

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Stock Option Grants

Black-Scholes assumptions used to calculate the fair value of options granted during the years ended April 30, 2020 and 2019 were as follows:

Year Ended April 30,
	2020	2019
Expected term in years	3 - 6	3 - 6
Risk-free interest rates	1.3% - 1.8%	2.6% - 3.0%
Volatility	69% - 71%	65% - 85%
Dividend yield	—%	—%

The weighted average fair value of stock options granted during the years ending April 30, 2020 and 2019, was $5.33 and $6.03, respectively. The Company’s stock options activity and related information as of and for the years ended April 30, 2020 and 2019 is as follows:

	Non- Employees	Directors and Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2019	50,000	2,373,626	2,423,626	$3.19	5.3	$14,557,000
Granted	—	229,833	229,833	5.33	8.1	$544,000
Exercised	—	(248,495)	(248,495)	2.31
Canceled	—	(11,824)	(11,824)	7.96
Forfeited	—	(44,813)	(44,813)	7.85
Expired	(6,668)	(70,001)	(76,669)	8.04

Outstanding, April 30, 2020	43,332	2,228,326	2,271,658	3.23	5.0	$10,663,000

Vested and expected to vest as of April 30, 2020	43,332	2,228,326	2,271,658	3.23	5.0	$10,663,000

Vested as of April 30, 2020	17,501	1,926,117	1,943,618	2.83	4.5	$9,898,000

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Non- Employees	Directors and Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2018	50,000	2,655,845	2,705,845	$2.85	5.9	$5,265,000
Granted	—	206,790	206,790	9.86	7.9	77,000
Exercised	—	(363,383)	(363,383)	2.22
Canceled	—	(49,766)	(49,766)	3.20
Forfeited	—	(9,750)	(9,750)	3.50
Expired	—	(66,110)	(66,110)	15.10

Outstanding, April 30, 2019	50,000	2,373,626	2,423,626	3.19	5.3	$14,557,000

Vested and expected to vest as of April 30, 2019	50,000	2,373,626	2,423,626	3.19	5.3	$14,557,000

Vested as of April 30, 2019	18,335	2,115,585	2,133,920	2.70	4.9	$13,785,000

On June 30, 2017, the Board of Directors extended the expiration terms of a previous employee's vested grants to November 2018. As a result of this modification, the Company had an additional stock option expense of $56,529, which was expensed under the "General and Administrative" line item on the income statement for the twelve months ended April 30, 2019.

Stock Purchase Warrants

As of April 30, 2020, the Company had zero warrants outstanding for the purchase of shares of its common stock, as all those that were exercisable as of April 30, 2019 were either exercised or expired by March 2020. For the year ending April 30, 2020, the Company received cash proceeds related to the exercise of these warrants of approximately $3.9 million. Activity related to warrants is summarized in the following table. Approximately 161,000 shares noted as exercised below were done so via a cash-less exercise basis.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2019	1,671,440	$6.20	0.9	$5,730,000
Granted	—	—	—	—
Exercised	(858,695)	5.62	—	10,045,000
Forfeited	(760,601)	5.76	—	8,587,000
Expired	(52,144)	4.85	—	700,000

Outstanding, April 30, 2020	—	$—	—	$—

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2018	2,004,284	$5.57	1.8	$—
Granted	—	—	—	—
Exercised	(247,468)	5.28	—	905,000
Forfeited	(85,376)	4.80	—	388,000
Expired	—	—	—	—

Outstanding, April 30, 2019	1,671,440	$6.20	0.9	$5,730,000

Note 9. Common Stock

On June 15, 2016, the Company closed a public offering ("The June 2016 Public Offering") of 2,000,000 registered shares of its common stock at an offering price of $2.25 per share. In addition, the underwriter exercised a partial exercise of the over-allotment option granted to the underwriter to purchase an additional 258,749 shares of its common stock at the public offering price. All of the shares were offered by the Company.

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

For the year ended April 30, 2020, the Company did not issue any common stock for consulting services. For the year ended April 30, 2019, the Company issued a total of 5,462 shares of common stock valued at $20,600 in consideration for consulting services, approximately $14,600 of which was accrued for at April 30, 2019.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10. Provision for Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	Year Ended April 30, 2020
	Federal	State	Foreign	Total
Current	$—	$3	$127	$130

Total	$—	$3	$127	$130

	Year Ended April 30, 2019
	Federal	State	Foreign	Total
Current	$—	$2	$101	$103

Total	$—	$2	$101	$103

A reconciliation between the Company’s effective tax rate and the United States statutory tax rate for the years ended April 30, 2020 and 2019 is as follows:

	Year Ended April 30,
	2020	2019
Federal income tax at statutory rate	21.0%	21.0%
US vs. foreign tax rate difference	(0.5)	1.1
State income tax, net of federal benefit	(0.2)	0.9
Permanent differences	(15.0)	(25.4)
Increase in uncertain tax position	(1.5)	—
Goodwill impairment	(3.8)	—
Change in valuation allowance	(7.1)	41.0
Changes in tax rates	—	6.1

Income tax expense	(7.1)%	44.7%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities as of April 30, 2020 and 2019 consist of the following (in thousands):

	As of April 30,
	2020	2019
Accrued liabilities	$303	$385
Depreciation and amortization	(175)	(99)
Stock-based compensation expense	4,109	4,207
Net operating loss carry-forward	11,174	10,460

Total deferred tax assets	15,411	14,953
Less: Valuation allowance	(15,411)	(14,953)

Net deferred tax asset	$—	$—

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law. The Act contains several new or changed income tax provisions, including but not limited to the following: increased limitation threshold for determining deductible interest expense; class life changes to qualified improvements (in general, from 39 years to 15 years); and

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the ability to carry back net operating losses incurred from tax years 2018 through 2020 up to the five preceding tax years. The Company has evaluated the new tax provisions of the CARES Act and determined the impact to be either immaterial or not applicable.

Management has evaluated the available evidence about future tax planning strategies, taxable income, and other possible sources of realization of deferred tax assets and has established a full valuation allowance against its net deferred tax assets as of April 30, 2020 and 2019.  For the years ended April 30, 2020 and 2019, the Company recorded a valuation allowance of $15.4 million and $15.0 million, respectively.

As of April 30, 2020 and 2019, the Company’s estimated U.S. net operating loss carry-forwards were approximately $45.0 million and $43.0 million, respectively. Net operating losses generated prior to May 1, 2018 have a 20-year carryforward and will begin expiring in 2025 for federal and 2031 for state purposes. Losses generated in the fiscal years ended April 30, 2020 and 2019 can be carried forward indefinitely.  A valuation allowance has been recorded against all of these loss carryforwards.

Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating losses that may be utilized in future years. During the fiscal year ended April 30, 2013, approximately $12.0 million of the Company’s net operating losses became subject to limitation under Internal Revenue Code Section 382 in connection with an ownership change on January 28, 2013. As a result of the ownership change, the Company’s annual limitation is approximately $432,000.

 The Company files income tax returns in various jurisdictions with varying statutes of limitations.  As of April 30, 2020, the earliest tax year still subject to examination for state purposes is fiscal 2017.  The Company’s tax years for periods ending April 30, 2002 and forward are subject to examination by the United States and certain states due to the carry-forward of unutilized net operating losses.

The following table indicates the changes to the Company’s uncertain tax positions for the period and years ended April 30, 2020 and 2019 in thousands:

	Year Ended April 30,
	2020	2019
Balance, beginning of the year	$151	$151
Addition based on tax positions related to prior years	—	—
Payment made on tax positions related to prior years	—	—
Addition based on tax positions related to current year	27	—

Balance, end of year	$178	$151

As of April 30, 2020 the above amount of $178,000 was included in other long-term liabilities.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11. Earnings Per Share

A reconciliation of net income (loss) and number of shares used in computing basic and diluted earnings (loss) per share was as follows:

	Year Ended April 30,
	2020	2019
Basic and diluted net loss per share computation (dollars in thousands):
Net income (loss) attributable to common stockholders	$(1,975)	$128
Weighted Average common shares - basic	11,843,463	11,340,184
Basic net income (loss) per share	$(0.17)	$0.01

Diluted income (loss) per share computation
Net income (loss) attributable to common stockholders	$(1,975)	$128
Income (loss) available to common stockholders	$(1,975)	$128

Weighted Average common shares	11,843,463	11,340,184
Incremental shares from assumed exercise of warrants and stock options	—	2,755,933
Adjusted weighted average share – diluted	11,843,463	14,096,117

Diluted net income (loss) per share	$(0.17)	$0.01

The following table reflects the total potential stock-based instruments outstanding at April 30, 2020 and 2019 that could have an effect on the future computation of dilution per common share:

	Year Ended April 30
	2020	2019
Stock options	2,271,658	2,423,626
Warrants	—	1,671,440

Total common stock equivalents	2,271,658	4,095,066

Note 12. Related Party Transactions

Related party transactions include transactions between the Company and its shareholders, management, or affiliates.  The following transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

Consulting Services

For both years ended April 30, 2020 and 2019, the Company paid a member of its Board of Directors $72,000 for consulting services unrelated to his duties as a board member. During the years ended April 30, 2020 and 2019, the Company paid another board member $48,000 and $73,000, respectively, for consulting services unrelated to his duties as a board member. All of the amounts paid to these related parties have been recognized in expense in the period the services were performed.

Note 13. Leases

In February 2016, the FASB issued ASU 2016-02, “Leases” Topic 842, which amends the guidance in former ASC Topic 840, Leases. The new standard increases transparency and comparability most significantly by requiring the recognition by lessees of right-of-use (“ROU”) assets and lease liabilities on the balance sheet for all leases longer than 12 months. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing,

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and uncertainty of cash flows arising from leases. For lessees, leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

Effective May 1, 2019, the Company accounts for its leases under Topic 842 using the modified retrospective transition approach, applying the new standard to all of its leases existing at the date of initial application which is the effective date of adoption. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the consolidated balance sheet as both an operating lease ROU asset and operating lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term. Variable lease expenses, if any, are recorded when incurred. The Company has elected to apply the short-term lease exemption practical expedient for each class of underlying assets and excludes short-term leases having initial terms of 12 months or less. The Company recognizes rent expense on a straight-line basis over the lease term for these short-term leases. The Company has determined that no material embedded leases exist. Under Topic 842, the Company determined if an arrangement is a lease at inception. ROU assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As the Company's leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

The adoption of the new guidance resulted in the recognition of an operating ROU asset of $3.2 million, net of deferred rent of $900,000 and an operating lease liability of $4.1 million as of May 1, 2019. The incremental borrowing rate based on the information available at commencement date was 7.25%. The weighted average remaining lease term and the weighted average discount rate at the adoption date were 7.68 years and 7.25%, respectively. The Company continues to account for leases in the prior period financial statements in accordance with ASC Topic 840.

Operating Leases

The Company currently leases certain office equipment and its office and laboratory facilities under non-cancelable operating leases. Rent expense for operating leases is recognized on a straight-line basis over the lease term from the lease commencement date through the scheduled expiration date. Rent expenses totaled $955,000 and $822,000 for the years ended April 30, 2020 and 2019, respectively. The Company considers its facilities adequate for its current operational needs.

The Company leases the following facilities:

•
One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in November 2021. The Company recognized $94,000 and $91,000 of rental costs relative to this lease for fiscal 2020 and 2019, respectively.

•
1330 Piccard Drive, Suite 025, Rockville, MD 20850, which consists of laboratory and office space where the Company conducts operations related to its primary service offerings. The Company executed this lease on January 11, 2017. The operating commencement date was August 11, 2017. This lease expires in August 2028. The Company recognized $604,000 of rental expense for both fiscal 2020 and 2019. On March 30, 2020, the Company executed the first amendment to this lease to expand the existing premises at 1330 Piccard Drive, Suite 025 ("Expansion Premises") to Suites 050 and 104. This amendment also extended the current lease term by six months. The Expansion Premises operating lease commencement date was June 1, 2020 and the lease expires February 28, 2029. In accordance with ASC 842, "Leases", the Company evaluated the first amendment and also performed a reassessment of the existing lease to determine the impact of the six-month term extension. The Company did not recognize rental expense under this amendment during fiscal 2020 as the Expansion Premises operating lease commencement date is during fiscal 2021. Upon the Expansion Premises operating lease commencement date, the Company will recognize an operating ROU asset and related operating lease liability of $3.8 million, each, respectively. The Company will also recognize an operating ROU asset and related operating lease liability of approximately $118,000 and $125,000, respectively, related to the extension of the current lease, as well as interest and amortization expense of $7,000.

•
910 Clopper Road, Suites 260S and 280S, Gaithersburg, Maryland 20878, which consisted of laboratory and office space where the Company conducted operations related to its primary service offerings. The Company executed this lease on April 1, 2018. The operating commencement date was May 1, 2018. The Company transitioned its activities from this location to the New Location, as defined below, and terminated this lease seven days after the commencement date of the New Location. The Company recognized $0 and $41,000 of rental expense for fiscal 2020 and 2019, respectively.

•
1405 Research Boulevard, Suite 125, Rockville, Maryland 20850 (“New Location”), which consists of laboratory and office space where the Company conducts operations related to its primary service offerings. The Company executed this lease on November 1, 2018. The operating commencement date was January 17, 2019. This lease expires in April 2024. The Company

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recognized $257,000 and $86,000 of rental expense for fiscal 2020 and 2019, respectively. The Company terminated this lease on June 30, 2020 and transition its activities from this location to the Expansion Premises, as defined above, during the first quarter of fiscal 2021. Upon lease termination, the Company will recognize a decrease in the related operating ROU asset and operating lease liability of approximately $850,000 and 926,000, respectively, as well as a gain on lease termination of $76,000.

ROU assets and lease liabilities related to our current operating leases are as follows (in thousands):

	April 30, 2020	May 1, 2019
Operating lease right-of-use assets, net	2,798	3,201
Current portion of operating lease liabilities	503	438
Non-current portion of operating lease liabilities	3,170	3,709

As of April 30, 2020, the weighted average remaining operating lease term and the weighted average discount rate were 6.89 years and 7.25%, respectively.

Future minimum lease payments due each fiscal year as follows (in thousands):

2021	$1,697
2022	1,851
2023	1,818
2024	1,844
2025	1,867
Thereafter	7,268
Total	$16,345

The following disclosure as of April 30, 2019 continues to be stated in accordance with ASC 840. Future minimum lease payments for operating and capital leases at April 30, 2019 were as follows:

2021	$1,471
2022	1,445
2023	1,404
2024	1,419
2025	1,002
Thereafter	3,398
Total	$10,139

Refer to Note 4, Property and Equipment, for more information on financing leases.

Note 14. Subsequent Events

Subsequent events are defined as those events or transactions that occur after the balance sheet date, but before the financial statements are filed with the Securities and Exchange Commission.

During the fourth quarter of fiscal 2020, the Company executed the first amendment to its operating lease at 1330 Piccard Drive in Rockville, Maryland. This amendment expands the premises ("Expansion Premises") for which the Company leases laboratory and office space and extends the existing lease by six months to match the term of the Expansion Premises lease. The Expansion Premises operating lease commencement date is June 1, 2020 and the lease expires February 28, 2029. In accordance with ASC 842, "Leases", the Company evaluated the first amendment and also performed a reassessment of the existing lease to determine the impact of the six-month term extension.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company did not recognize rental expense under this amendment during fiscal 2020 as the Expansion Premises operating lease commencement date is during fiscal 2021. Upon the Expansion Premises operating lease commencement date, the Company will recognize an operating ROU asset and related operating lease liability of $3.8 million, respectively, related to the Expansion Premises lease. The Company will also recognize an operating ROU asset and related operating lease liability of approximately $118,000 and $125,000, respectively, related to the extension of the current lease, as well as interest and amortization expense of $7,000.

On June 30, 2020, the Company terminated its operating lease at 1405 Research Boulevard in Rockville, Maryland, where it also leased laboratory and office space, in order to transition its activities from this location to the Expansion Premises, as defined above, during the first quarter of fiscal 2021. Upon lease termination, the Company will recognize a decrease in the related operating ROU asset and operating lease liability of approximately $850,000 and $926,000, respectively, as well as a gain on lease termination of $76,000.

Exhibit Index

Exhibit No.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Appendix A to the Company’s Information Statement on Schedule 14C filed March 7, 2011)

3.1.1	Certificate of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed April 28, 2015)

3.2	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 9, 2017)

4.1	Description of Registered Securities *

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

10.19	Option Exchange Agreement, dated March 16, 2015, between the Company and Joel Ackerman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2015)

10.20	Option Exchange Agreement, dated March 16, 2015, between the Company and Ronnie Morris (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 20, 2015)

10.21	Option Exchange Agreement, dated March 16, 2015, between the Company and David Miller (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 20, 2015)

14	Code of Ethics (incorporated by reference to Exhibit 14 of the April 30, 2008 Form 10-KSB)

21	List of Subsidiaries (incorporated by reference to Exhibit 21 of the Company's Form 10-K filed July 28, 2017)

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certifications**

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

__________________________
* Filed herewith

** Furnished hereto.