Form 10-Q
period 2020-07-31
CHAMPIONS ONCOLOGY, INC.
filed 2020-09-14
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2020
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
 The number of Common Shares of the Registrant outstanding as of September 4, 2020 was 12,727,888.

DOCUMENTS INCORPORATED BY REFERENCE - None

INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHAMPIONS ONCOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	July 31, 2020	April 30, 2020
	(unaudited)
ASSETS
Current assets:
Cash	$6,943	$8,342
Accounts receivable, net	5,039	4,770
Prepaid expenses and other current assets	360	385

Total current assets	12,342	13,497

Operating lease right-of-use assets, net	5,673	2,798
Property and equipment, net	4,434	3,993
Other long-term assets	36	128
Goodwill	335	335

Total assets	$22,820	$20,751

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,675	$3,140
Accrued liabilities	2,154	2,502
Current portion of finance lease	72	125
Current portion of operating lease liabilities	515	503
Deferred revenue	5,669	5,815

Total current liabilities	11,085	12,085

Non-current operating lease liabilities	6,044	3,170
Other non-current liabilities	178	178

Total liabilities	$17,307	$15,433

Stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 12,727,888 and 12,726,728 shares issued and outstanding as of July 31, 2020 and April 30, 2020, respectively	13	13
Additional paid-in capital	78,098	77,978
Accumulated deficit	(72,598)	(72,673)

Total stockholders’ equity	5,513	5,318

Total liabilities and stockholders’ equity	$22,820	$20,751

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended July 31,
	2020	2019

Oncology services revenue	$9,547	$6,737

Costs and operating expenses:
Cost of oncology services	5,336	3,752
Research and development	1,597	1,303
Sales and marketing	1,208	870
General and administrative	1,382	1,426

Total costs and operating expenses	9,523	7,351

Income (loss) from operations	24	(614)

Other income (expense):
Other income (expense)	64	(12)

Income (loss) before provision for income taxes	88	(626)
Provision for income taxes	13	15

Net income (loss)	$75	$(641)

Net income (loss) per common share outstanding
basic	$0.01	$(0.06)
and diluted	$0.01	$(0.06)

Weighted average common shares outstanding
basic	12,727,275	11,619,538
and diluted	14,231,641	11,619,538

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance April 30, 2020	12,726,728	13	$77,978	$(72,673)	$5,318
Stock-based compensation	—	—	120	$—	$120
Issuance of common stock on exercise of stock options	1,160	—	—	$—	$—
Net income	—	—	—	75	75
Balance July 31, 2020	12,727,888	13	$78,098	$(72,598)	$5,513

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance April 30, 2019	11,619,538	12	$72,924	$(70,698)	$2,238
Stock-based compensation	—	—	131	—	131
Net loss	—	—	—	(641)	(641)
Balance July 31, 2019	11,619,538	12	$73,055	$(71,339)	$1,728

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Three Months Ended July 31,
	2020	2019
Operating activities:
Net income (loss)	$75	$(641)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	120	131
Depreciation and amortization expense	277	182
Gain on termination of operating lease	(75)	—
Operating lease right-of use assets	(67)	98
Provision for doubtful accounts	(6)	6
Changes in operating assets and liabilities:
Accounts receivable	(263)	480
Prepaid expenses and other current assets	25	52
Accounts payable	(465)	(82)
Accrued liabilities	(348)	(410)
Other non-current liabilities	1	—
Operating lease liabilities	157	(42)
Deferred revenue	(146)	(53)

Net cash used in operating activities	(715)	(279)

Investing activities:
Purchase of property and equipment	(718)	(749)
Refund of security deposit	92	—

Net cash used in investing activities	(626)	(749)

Financing activities:
Finance lease payments	(58)	(7)

Net cash used in financing activities	(58)	(7)

Decrease in cash	(1,399)	(1,035)
Cash at beginning of period	8,342	3,237

Cash at end of period	$6,943	$2,202

Non-cash investing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	3,872	3,205

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization, Use of Estimates and Basis of Presentation

Champions Oncology, Inc. (the “Company”) is engaged in an end-to-end range of research and development technology solutions and services to improve the development and use of oncology drugs. The Company’s TumorGraft Technology Platform is a novel approach to personalizing cancer care based upon the implantation of human tumors in immune-deficient mice. The Company provides a technology platform to pharmaceutical and biotechnology companies using proprietary TumorGraft studies, which the Company believes may be predictive of how drugs may perform in clinical settings. Utilizing the TumorGraft Technology Platform (the "Platform"), a comprehensive Bank of unique, well characterized "Patient Derived XenoGrafts" (PDX) models, the Company offers multiple services to pharmaceutical and biotechnology companies seeking personalized approaches to drug development. By performing studies to predict the efficacy of oncology drugs, our Platform facilitates drug discovery with lower costs and increased speed of drug development as well as increased adoption of existing drugs.

The Company has two operating subsidiaries: Champions Oncology (Israel), Limited and Champions Biotechnology U.K., Limited. For the three months ended July 31, 2020 and 2019, there were no revenues earned by these subsidiaries.

The Company’s foreign subsidiaries functional currency is the U.S. dollar. Transaction gains and losses are recognized in earnings. The Company is subject to foreign exchange rate fluctuations in connection with the Company’s international operations.

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. All significant intercompany transactions and accounts have been eliminated. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in the Company’s annual consolidated financial statements for the year ended April 30, 2020, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 30, 2020. The results of operations for the interim periods are not necessarily indicative of the results of operations for a full fiscal year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note 2. Significant Accounting Policies

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash, and with original maturities of three months or less to be cash equivalents. As of July 31, 2020 and April 30, 2020 the Company had no cash equivalents.

Liquidity

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our cash, working capital management, proceeds from certain private placements and public offerings of our securities, and sales of products and services. For the three months ended July 31, 2020, the Company had net income of approximately $75,000 and cash used in operations of $715,000. As of July 31, 2020, the Company had an accumulated deficit of approximately $72.6 million, working capital of $1.3 million and cash of $6.9 million. We believe that our cash on hand, together with expected net positive cash used in operations for fiscal year 2021, are adequate to fund operations through at least 12 months from the filing of this 10-Q. However, should our revenue expectations not materialize, we believe we have cost reduction strategies that could be implemented without disrupting the business or restructuring the Company. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

Leases

Effective May 1, 2019, the Company accounts for its leases under Accounting Standards Codification ("ASC") Topic 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease, if applicable, or the Company’s incremental borrowing rate. As the Company's leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term.

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

	Three Months Ended July 31,
	2020	2019
Basic and diluted net (loss) income per share computation (dollars in thousands):
Net income (loss) attributable to common stockholders	$75	$(641)
Weighted Average common shares – basic	12,727,275	11,619,538
Basic net income (loss) per share	$0.01	$(0.06)

Diluted income (loss) per share computation:
Net income (loss) attributable to common stockholders	$75	$(641)
Income (loss) available to common stockholders	$75	$(641)

Weighted Average common shares	12,727,275	11,619,538
Incremental shares from assumed exercise of stock options	1,504,366	—
Adjusted weighted average share – diluted	14,231,641	11,619,538

Diluted net income (loss) per share	$0.01	$(0.06)

The following table reflects the total potential share-based instruments outstanding at July 31, 2020 and 2019 that could have an effect on the future computation of dilution per common share, had their effect not been anti-dilutive:

	July 31,
	2020	2019
Stock options	2,276,263	2,374,875
Warrants	—	1,669,773

Total common stock equivalents	2,276,263	4,044,648

Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements.  In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient earnings history, a valuation allowance is established. Our ability to utilize net operating losses (“NOL”) carryforwards to offset our future taxable income would be limited if we have undergone or were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code (the “IRC”). The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  As of July 31, 2020 and April 30, 2020, the Company provided a valuation allowance for all net deferred tax assets, as recovery is not more likely than not based on an insufficient history of earnings.

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
The Company reflects tax benefits only if it is more likely than not that the Company will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  The Company recorded $178,000 and $178,000 of liabilities related to uncertain tax positions relative to one of its foreign operations as of July 31, 2020 and April 30, 2020, respectively.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at July 31, 2020 and April 30, 2020, and has not recognized interest and/or penalties in the statement of operations for either period. We do not anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.

The provision for income taxes for the three months ended July 31, 2020 and 2019 was $13,000 and $15,000, respectively, mainly attributable to taxable income earned in Israel.

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

Accounting Pronouncements Being Evaluated

In December 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2019-12, Simplifying the Accounting for Income Taxes. The ASU enhances and simplifies various aspects of the income tax accounting guidance in ASC Topic 740 and removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years with early adoption permitted. We are currently assessing the impact of this update on our consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses". This update requires immediate recognition of management’s estimates of current expected credit losses ("CECL"). Under the prior model, losses were recognized only as they were incurred. The new model is applicable to all financial instruments that are not accounted for at fair value through net income. The standard is effective for fiscal years beginning after December 15, 2022 for public entities qualifying as small reporting companies. Early adoption is permitted. We are currently assessing the impact of this update on our consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-15, which amends ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software, to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement ("CCA") that is a service contract. This update aligns the accounting for costs incurred to implement a CCA that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. This ASU was effective for and adopted by the Company on May 1, 2020. The adoption had no material impact on our consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, "Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting". This ASU expands the scope of Topic 718, Compensation—Stock Compensation (which currently only includes share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Under the new guidance, the existing employee guidance will apply to nonemployee share based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. The new accounting guidance was effective for the Company on May 1, 2019. The Company adopted this new rule beginning with its financial reporting for the quarter ended January 31, 2019. The adoption had no material impact on our consolidated financial statements.

On November 11, 2019, the FASB issued ASU 2019-08 which clarifies the accounting for share-based payments issued as consideration payable to a customer in accordance with ASC 606. Under the ASU, entities apply the guidance in ASC 718 to measure and classify share-based payments issued to a customer that are not in exchange for a distinct good or service (i.e., share-based sales incentives). The ASU was effective for the Company on May 1, 2020 and the adoption had no material impact on our consolidated financial statements.

Note 3. Accounts Receivable, Unbilled Services and Deferred Revenue

Accounts receivable and unbilled services were as follows (in thousands):

	July 31, 2020	April 30, 2020
Accounts receivable	$2,633	$2,655
Unbilled services	2,689	2,404
Total accounts receivable and unbilled services	5,322	5,059
Less allowance for doubtful accounts	(283)	(289)
Total accounts receivable, net	$5,039	$4,770

Deferred revenue was as follows (in thousands):

	July 31, 2020	April 30, 2020
Deferred revenue	$5,669	$5,815

Deferred revenue is shown as a current liability on the Company's condensed consolidated balance sheet.

Note 4. Revenue from Contracts with Customers

Oncology Services Revenue

The Company recognizes revenue under ASC 606, Revenue Recognition - Revenue from Customers ("ASC 606"). In accordance with ASC 606, revenue is recognized when, or as, a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services.

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

Other revenue represents services provided to the pharmaceutical and biotechnology companies. The Company does not consider these services part of their core product offerings.

The following tables represents disaggregated revenue for the three months ended July 31, 2020 and 2019:

	Three Months Ended July 31,
	2020	2019
Pharmacology services	$9,413	$6,530
Personalized oncology services	113	180
Other	21	27
Total oncology services revenue	$9,547	$6,737

Contract Balances

Contract assets include unbilled amounts typically resulting from revenue recognized in excess of the amounts billed to the customer for which the right to payment is subject to factors other than the passage of time. These amounts may not exceed their net realizable value. Contract assets are classified as current. Contract liabilities consist of customer payments received in advance of performance and billings in excess of revenue recognized, net of revenue recognized from the balance at the beginning of the period. Contract assets and liabilities are presented on the balance sheet on a net contract-by-contract basis at the end of each reporting period. There were no material contract assets or liabilities recorded on the condensed consolidated balance sheets as of July 31, 2020 and April 30, 2020.

Note 5. Property and Equipment

Property and equipment is recorded at cost and primarily consists of laboratory equipment, furniture and fixtures, and computer equipment and software. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the various assets ranging from three to nine years. Property and equipment consisted of the following (table in thousands):

	July 31, 2020	April 30, 2020
Furniture and fixtures	$238	$180
Computer equipment and software	1,689	1,209
Laboratory equipment	5,437	4,818
Assets in progress	114	554
Leasehold improvements	4	4

Total property and equipment	7,482	6,765
Less: Accumulated depreciation	(3,048)	(2,772)

Property and equipment, net	$4,434	$3,993

Depreciation and amortization expense, excluding expense recorded under the finance lease, was $224,000 and $145,000 for the three months ended July 31, 2020 and 2019, respectively.

As of July 31, 2020 and April 30, 2020, property, plant and equipment included gross assets held under finance leases of $343,000 and $366,000, respectively. Related depreciation expense was approximately $53,000 and $37,000 for the three months ended July 31, 2020 and 2019.

Finance Lease

In November 2014, the Company entered into a finance lease for laboratory equipment. The lease had costs of approximately $149,000, at inception, through November 2019. The final lease payment under this finance lease of $2,000 was paid during the three months ended January 31, 2020. As of July 31, 2020 the asset has been fully depreciated and book value is nil.

In July 2018, the Company entered into a second finance lease for laboratory equipment. The lease had total costs of approximately $266,000, inclusive of interest and taxes, with a monthly payment of approximately $11,000. Although the lease was originally due to mature in July 2020, the Company decided to pay the outstanding balance on February 1, 2019. As a result, the entire outstanding balance of the lease was nil as of July 31, 2019.

In December 2019, the Company entered into a finance lease for laboratory equipment. The lease has costs of approximately $231,000, at inception, through November 2020. This lease expires December 2020. The current monthly finance lease payment is approximately $19,000. The future minimum lease payments remaining under this finance lease are $77,000. The present value of minimum future obligations is calculated based on interest rate of 4.75%. Depreciation and amortization expense related to this finance lease was $53,100 for the three months ended July 31, 2020.

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

Stock-based compensation expense was recognized as follows (table in thousands):

	Three Months Ended July 31,
	2020	2019
General and administrative	$47	$132
Sales and marketing	48	22
Research and development	4	3
Cost of oncology services	21	(26)
Total stock-based compensation expense	$120	$131

Stock Option Grants

Black-Scholes assumptions used to calculate the fair value of options granted during the three months ended July 31, 2020 and 2019 were as follows:

	Three Months Ended July 31,
	2020	2019
Expected term in years	6	—
Risk-free interest rates	0.39%	—%
Volatility	72.64%	—%
Dividend yield	—%	—%

The weighted average fair value of stock options granted during the three months ended July 31, 2020 was $9.85. There was no stock options granted during the three months ended July 31, 2019.

The Company’s stock options activity for the three months ended July 31, 2020 was as follows:

	Directors and Employees	Non- Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, April 30, 2020	2,228,326	43,332	2,271,658	$3.23	5.0	$10,663,000
Granted	7,500	—	7,500	8.94	9.85
Exercised		(1,160)	(1,160)	4.20
Forfeited	(500)	—	(500)	2.51
Canceled	(312)	(923)	(1,235)	4.95
Expired	—	—	—

Outstanding, July 31, 2020	2,235,014	41,249	2,276,263	3.24	4.81

Vested and expected to vest as of July 31, 2020	2,235,014	41,249	2,276,263	3.24	4.81

Exercisable as of July 31, 2020	1,942,264	15,418	1,957,682	2.85	4.21	$11,810,000

Note 7. Leases

The Company accounts for its leases under ASU 2016-02, "Leases", Topic 842.

Operating Leases

The Company currently leases certain office equipment and its office and laboratory facilities under non-cancelable operating leases. Rent expense for operating leases is recognized on a straight-line basis over the lease term from the lease commencement date through the scheduled expiration date. Rent expenses totaled $307,000 and $239,000 for the three months ended July 31, 2020 and 2019, respectively. The Company considers its facilities adequate for its current operational needs.

The Company leases the following facilities:

•
One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in November 2021. The Company recognized $20,000 and $24,000 of rental costs relative to this lease for the three months ended July 31, 2020 and 2019, respectively.

•
1330 Piccard Drive Suite 025, Rockville, MD 20850, which consists of laboratory and office space where the Company conducts operations related to its primary service offerings. The Company executed this lease on January 11, 2017. The operating commencement date was August 11, 2017. This lease originally expired in August 2028.

◦
On March 30, 2020, the Company executed the first amendment to this lease to expand the existing premises at 1330 Piccard Drive, Suite 025 ("Expansion Premises") to add on Suites 050 and 104. This amendment also extended the current lease term by six months. The Expansion Premises operating lease commencement date was June 1, 2020 and, under the amendment, both leases expire February 28, 2029.

◦
In accordance with ASC 842, "Leases", the Company evaluated the first amendment and also performed a reassessment of the existing lease for Suite 025 to determine the impact of the six-month term extension. As a result of this assessment, the Company recognized an additional operating ROU asset and related operating lease liability for Suite 025 of $118,000 and $125,000, respectively, as well as an incremental net rent expense of $8,000 during the three months ended July 31, 2020. The Company did not recognize the incremental rental expense under this amendment during fiscal 2020 as the Expansion Premises lease commencement date was during fiscal 2021.

◦
Upon the Expansion Premises operating lease commencement date (June 1, 2020), the Company recognized an operating ROU asset and related operating lease liability for Suites 050 and 104 of $3.8 million, each, respectively.

◦	For the leases related to Piccard Drive, the Company recognized $244,000 and $151,000 of rental expense for the three months ended July 31, 2020 and 2019.

•
1405 Research Boulevard, Suite 125, Rockville, Maryland 20850 (“New Location”), which consists of laboratory and office space where the Company conducted operations related to its primary service offerings. The Company executed this lease on November 1, 2018. The operating commencement date was January 17, 2019. This lease was set to expire in April 2024. The Company recognized $43,000 and $64,000 of rental expense for the three months ended July 31, 2020 and 2019, respectively. The Company terminated this lease on June 30, 2020 and transitioned its activities from this location to the Expansion Premises, as defined above, during the first quarter of fiscal 2021. Upon lease termination, the Company recognized a decrease in the related operating ROU asset and operating lease liability of approximately $850,000 and $926,000, respectively, as well as a gain on lease termination of $76,000.

ROU assets and lease liabilities related to our current operating leases are as follows (in thousands):

	July 31, 2020	July 31, 2019
Operating lease right-of-use assets, net	$5,673	$3,103
Current portion of operating lease liabilities	515	457
Non-current portion of operating lease liabilities	6,044	3,553

As of July 31, 2020, the weighted average remaining operating lease term and the weighted average discount rate were 8.42 years and 6.10%, respectively.

Future minimum lease payments due each fiscal year as follows (in thousands):

2021	$1,117
2022	1,851
2023	1,818
2024	1,844
2025	1,867
Thereafter	7,268
Total	$15,765

Refer to Note 5, Property and Equipment, for more information on financing leases.

Note 8. Related Party Transactions

Related party transactions include transactions between the Company and its shareholders, management, or affiliates.  The following transactions were in the normal course of operations and were measured and recorded at the exchange amount, which is the amount of consideration established and agreed to by the parties.

Consulting Services

During the three months ended July 31, 2020 and 2019, the Company paid an affiliate of a board member $18,000 for consulting services unrelated to his duty as a board member. During the three months ended July 31, 2020 and 2019, the Company paid an affiliate of another board member $5,600 and 15,200, respectively, for consulting services unrelated to their duties as a board member. As of July 31, 2020, $7,400 was due to these related parties.

Note 9. Commitments and Contingencies

Risks and uncertainties related to Covid-19

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

 Any outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on our business operations. These could include disruptions or restrictions on our ability to travel, pursue partnerships and other business transactions, receive shipments of biologic materials, as well as be impacted by the temporary closure of the facilities of suppliers. The spread of an infectious disease, including COVID-19, may also result in the inability of our suppliers to deliver supplies to us on a timely basis. In addition, health professionals may reduce staffing and reduce or postpone meetings with clients in response to the spread of an infectious disease. Though we have not yet experienced such events, if they would occur, they could result in a period of business disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. However, as of the date of this Form 10-Q, we have not experienced a material adverse effect on our business nor the need for reduction in our work force; and, currently, and we do not expect any material impact on our long-term activity. The extent to which COVID-19 impacts our business will depend on future developments which are highly uncertain and cannot be predicted, including, but not limited to, new information which may emerge concerning the increased severity of COVID-19, the actions to contain COVID-19, or treat its impact.

Legal Matters

The Company is not currently party to any legal matters to its knowledge. The Company is not aware of any other matters that would have a material impact on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the condensed consolidated financial statements and related notes that appear elsewhere in this report and our most recent annual report for the year ended April 30, 2020, as filed on Form 10-K.

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

Forward-looking statements speak only as of the date the statements are made. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2020, as updated in our subsequent reports filed with the SEC, including any updates found in Part II, Item 1A of this or other reports on Form 10-Q, if any. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Overview and Recent Developments

We are engaged in the development and sale of advanced technology solutions and products to personalize the development and use of oncology drugs.  Utilizing our TumorGraft Technology Platform (the "Platform"), a comprehensive Bank of unique, well characterized PDX models, we provide select services to pharmaceutical and biotechnology companies seeking personalized approaches to drug development. By performing studies to predict the efficacy of oncology drugs, our Platform facilitates drug discovery with lower costs and increased speed of drug development as well as increased adoption of existing drugs.

Our Platform provides a novel approach to simulating the results of human clinical trials used in developing oncology drugs. We believe it costs up to $100,000 per patient in oncology clinical trials and the typical cost for each phase of development per year increases from approximately $3 million in the pre-clinical setting to approximately $150 million in phase III clinical trials. Simulating trials before executing them provides benefits to both pharmaceutical companies and patients. Pharmaceutical companies can lower the risk of spending resources on drugs that do not show significant anti-cancer activities and increase the chance that the clinical development path they pursue will be focused on an appropriate patient population and a successful combination with other drugs.

We plan to continue our efforts to expand our TumorGraft Technology Platform in order to expand our TOS program. We have previously disclosed that our POS program would not be the focus of our growth moving forward and this plan remains unchanged.

In December 2019, a novel strain of coronavirus, COVID-19, was first identified in Wuhan, China. This virus continues to spread globally and, as of July 2020, has spread to over 200 countries, including the United States. The spread of COVID-19 from China to other countries has resulted in the World Health Organization declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020. Many countries around the world imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. Employers are also required to increase, as much as possible, the capacity and arrangement for employees to work remotely. In addition, on March 11, 2020, the President of the United States issued a proclamation to restrict travel to the United States from foreign nationals who have recently been in certain European and Latin American countries. Although, to date, these restrictions have not impacted our operations, the effect on our business, from the spread of COVID-19 and the actions implemented by the governments of the United States and elsewhere across the globe, may worsen over time.

 Any outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on our business operations. These could include disruptions or restrictions on our ability to travel, pursue partnerships and other business transactions, receive shipments of biologic materials, as well as be impacted by the temporary closure of the facilities of suppliers. The spread of an infectious disease, including COVID-19, may also result in the inability of our suppliers to deliver supplies to us on a timely basis. In addition, health professionals may reduce staffing and reduce or postpone meetings with clients in response to the spread of an infectious disease. Though we have not yet experienced such events, if they would occur, they could result in a period of business disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. However, as of the date of this Form 10-Q, we have not experienced a material adverse effect on our business nor the need for reduction in our work force; and, currently, and we do not expect any material impact on our long-term activity. The extent to which COVID-19 impacts our business will depend on future developments which are highly uncertain and cannot be predicted, including, but not limited to, new information which may emerge concerning the increased severity of COVID-19, the actions to contain COVID-19, or treat its impact.

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through cash, working capital management, proceeds from certain private placements and public offerings of our securities, and sales of products and services. For the three months ended July 31, 2020, the Company had net income of approximately $75,000 and cash used in operations of $715,000. As of July 31, 2020, the Company had an accumulated deficit of approximately $72.6 million, working capital of $1.3 million, and cash of $6.9 million. We believe that our cash on hand, together with expected positive cash flows from operations for fiscal year 2021, are adequate to fund operations through at least 12 months from the filing of this 10-Q. However, should our revenue expectations not materialize, we believe we have cost reduction strategies that could be implemented without disrupting the business or restructuring the Company. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

Operating Results

The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Three Months Ended July 31,
	2020	% of Revenue	2019	% of Revenue	% Change

Oncology services revenue	$9,547	100.0%	$6,737	100.0%	41.7%

Costs and operating expenses:
Cost of oncology services	5,336	55.9	3,752	55.7	42.2
Research and development	1,597	16.7	1,303	19.3	22.6
Sales and marketing	1,208	12.7	870	12.9	38.9
General and administrative	1,382	14.5	1,426	21.2	(3.1)

Total costs and operating expenses	9,523	99.8	7,351	109.1	29.5
Income (loss) from operations	$24	0.2%	$(614)	(9.1)%	103.9%

For the Three Months Ended July 31,

Oncology Services Revenue

Oncology services revenue was $9.5 million and $6.7 million for the three months ended July 31, 2020 and 2019, respectively, an increase of $2.8 million or 41.7%. The increase in revenue for the three month period is due to increased sales, both in number and size of studies, an increase in demand for our services, the growth of the platform, and expansion of our product line. Additionally, customers are seeking more complex study designs and end point analysis testing, leading to larger contracts, which contributed to revenue growth.

Cost of Oncology Services

Cost of oncology services for the three months ended July 31, 2020 and 2019 were $5.3 million and $3.8 million, respectively, an increase of $1.6 million or 42.2%.  For the three months ended July 31, 2020 and 2019, gross margins were 44.1% and 44.3%, respectively. The increase in cost of oncology services for the three-month period was mainly due to an increase in compensation and outsourced lab service expenses. With the exception of outsourced lab services, the overall expense increase is generally in line with the expected contribution based on the growth in revenue, study volume, and expansion into new services. Gross margin varies based on timing differences between expense and revenue recognition and was impacted by the increase in costs on growing study volume in advance of revenue recognition. The cost of outsourced lab services contributed to this effect.

 Research and Development

Research and development expenses for the three months ended July 31, 2020 and 2019 were $1.6 million and $1.3 million, respectively, an increase of approximately $300,000 or 22.6%.  The increase for the three month period is mainly due to increased compensation and lab supply expense as we continued to develop new service capabilities and endpoint testing analysis, and sequencing costs as we continued to characterize our TumorBank.

Sales and Marketing

Sales and marketing expenses for the three months ended July 31, 2020 and 2019 were $1.2 million and $870,000, respectively, an increase of $338,000, or 38.9%. The increase for the three month period is mainly due to compensation expense driven by the continued expansion of our sales force and commissions earned on increased sales.

General and Administrative

General and administrative expenses for both the three months ended July 31, 2020 and 2019 were $1.4 million. General and administrative expenses are primarily comprised of compensation, insurance, accounting fees, and depreciation expenses.

Inflation

Inflation does not have a meaningful impact on the results of our operations.

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash used in operating activities was $715,000 for the three months ended July 31, 2020 compared to net cash used in operating activities of $279,000 for the three months ended July 31, 2019, respectively. The decrease in cash from operating activities during the current period was primarily due to changes in current balance sheet accounts in the ordinary course of business, including an increase in net accounts receivable of $263,000 and a reduction in accounts payable and accrued expenses of approximately $813,000.

Cash Flows from Investing Activities

Net cash used in investing activities was $626,000 and $749,000 for the three months ended July 31, 2020 and 2019, respectively. Cash used in investing activities was primarily related to the purchase of lab equipment and the development of software required for the Company's new products and services.

Cash Flows from Financing Activities

Net cash used in financing activities was $58,000 for the three months ended July 31, 2020 compared to the net cash used in financing activities of $7,000 for the three months ended July 31, 2019, respectively. Cash used in financing activities resulted from a reduction in option exercises during the current period.

Critical Accounting Estimates and Policies

The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to apply methodologies and make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates of the Company include, among other things, accounts receivable realization, revenue recognition (replacement of licensed tumors), valuation allowance for deferred tax assets, valuation of goodwill, and stock compensation and warrant assumptions. Actual results could differ from those estimates. The Company’s critical accounting policies are summarized in the Company’s Annual Report on Form 10-K, filed with the SEC on July 28, 2020.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of July 31, 2020 at the reasonable assurance level in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item; however, the discussion of our business and operations should be read together with the Risk Factors set forth in our Annual Report on Form 10K filed with the Securities and Exchange Commission on July 28, 2020. Such risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flow, strategies or prospects in a material and adverse manner.

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

CHAMPIONS ONCOLOGY, INC.
(Registrant)

Date: September 14, 2020	By:	/s/ Ronnie Morris
Ronnie Morris
Chief Executive Officer
(principal executive officer)

Date: September 14, 2020	By:	/s/ David Miller
David Miller
Chief Financial Officer
(principal financial and accounting officer)