Form 10-Q
period 2020-10-31
CHAMPIONS ONCOLOGY, INC.
filed 2020-12-14
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2020
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
 The number of Common Shares of the Registrant outstanding as of December 4, 2020 was 13,369,045.

DOCUMENTS INCORPORATED BY REFERENCE - None

INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHAMPIONS ONCOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	October 31, 2020	April 30, 2020
	(unaudited)
ASSETS
Current assets:
Cash	$8,553	$8,342
Accounts receivable, net	5,960	4,770
Prepaid expenses and other current assets	477	385

Total current assets	14,990	13,497

Operating lease right-of-use assets, net	5,527	2,798
Property and equipment, net	4,872	3,993
Other long-term assets	36	128
Goodwill	335	335

Total assets	$25,760	$20,751

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,948	$3,140
Accrued liabilities	1,995	2,502
Current portion of finance lease	18	125
Current portion of operating lease liabilities	605	503
Deferred revenue	6,188	5,815

Total current liabilities	12,754	12,085

Non-current operating lease liabilities	5,932	3,170
Other non-current liabilities	181	178

Total liabilities	$18,867	$15,433

Stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 13,368,545 and 12,726,728 shares issued and outstanding as of October 31, 2020 and April 30, 2020, respectively	13	13
Additional paid-in capital	79,477	77,978
Accumulated deficit	(72,597)	(72,673)

Total stockholders’ equity	6,893	5,318

Total liabilities and stockholders’ equity	$25,760	$20,751

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019

Oncology services revenue	$10,117	$7,625	$19,664	$14,362

Costs and operating expenses:
Cost of oncology services	5,644	3,881	10,980	7,633
Research and development	1,650	1,341	3,247	2,644
Sales and marketing	1,348	977	2,556	1,847
General and administrative	1,468	1,135	2,850	2,561

Total costs and operating expenses	10,110	7,334	19,633	14,685

Income (loss) from operations	7	291	31	(323)

Other income	9	27	73	15

Income (loss) before provision for income taxes	16	318	104	(308)
Provision for income taxes	15	11	28	26

Net income (loss)	$1	$307	$76	$(334)

Net income (loss) per common share outstanding
basic	$—	$0.03	$0.01	$(0.03)
and diluted	$—	$0.02	$0.01	$(0.03)

Weighted average common shares outstanding
basic	13,064,191	11,619,686	12,811,921	11,619,569
and diluted	15,062,103	12,964,792	14,563,060	11,619,569

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance April 30, 2020	12,726,728	13	$77,978	$(72,673)	$5,318
Stock-based compensation	—	—	120	$—	$120
Issuance of common stock on exercise of stock options	1,160	—	—	$—	$—
Net income	—	—	—	75	75
Balance July 31, 2020	12,727,888	13	$78,098	$(72,598)	$5,513
Stock-based compensation	—	—	85	$—	$85
Issuance of common stock on exercise of stock options	640,657	—	1,294	$—	$1,294
Net income	—	—	—	1	1
Balance October 31, 2020	13,368,545	13	79,477	(72,597)	6,893

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance April 30, 2019	11,619,538	12	$72,924	$(70,698)	$2,238
Stock-based compensation	—	—	131	—	131
Net loss	—	—	—	(641)	(641)
Balance July 31, 2019	11,619,538	12	$73,055	$(71,339)	$1,728
Stock-based compensation	—	—	77	—	77
Issuance of common stock on exercise of stock options and warrants	625	—	2	—	2
Net income	—	—	—	307	307
Balance October 31, 2019	11,620,163	12	73,134	(71,032)	2,114

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Six Months Ended October 31,
	2020	2019
Operating activities:
Net income (loss)	$76	$(334)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	205	208
Depreciation and amortization expense	584	360
Gain on disposal of equipment	—	(52)
Gain on termination of operating lease	(75)	—
Operating lease right-of use assets	79	198
Provision for doubtful accounts	49	34
Changes in operating assets and liabilities:
Accounts receivable	(1,237)	425
Prepaid expenses and other current assets	(92)	(55)
Accounts payable	568	(341)
Accrued liabilities	(507)	(339)
Other non-current liabilities	3	—
Operating lease liabilities	138	(147)
Deferred revenue	373	124

Net cash provided by operating activities	164	81

Investing activities:
Purchase of property and equipment	(1,224)	(522)
Refund of security deposit	92	—

Net cash used in investing activities	(1,132)	(522)

Financing activities:
Proceeds from exercise of options and warrants	1,294	2
Finance lease payments	(115)	(14)

Net cash provided by (used in) financing activities	1,179	(12)

Increase (decrease) in cash	211	(453)
Cash at beginning of period	8,342	3,237

Cash at end of period	$8,553	$2,784

Non-cash investing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	3,872	3,205
Unpaid portion of property and equipment purchase	240	321
Credit received on purchase of equipment	$—	$160

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

The Company has two operating subsidiaries: Champions Oncology (Israel), Limited and Champions Biotechnology U.K., Limited. For the three and six months ended October 31, 2020 and 2019, there were no revenues earned by these subsidiaries.

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

Note 2. Significant Accounting Policies

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash, and with original maturities of three months or less to be cash equivalents. As of October 31, 2020 and April 30, 2020 the Company had no cash equivalents.

Liquidity

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our cash, working capital management, proceeds from certain private placements and public offerings of our securities, and sales of products and services. For the six months ended October 31, 2020, the Company had net income of approximately $76,000 and cash provided by operations of $164,000. As of October 31, 2020, the Company had an accumulated deficit of approximately $72.6 million, working capital of $2.2 million and cash of $8.6 million. We believe that our cash on hand, together with expected net positive cash provided by operations for fiscal year 2021, are adequate to fund operations through at least 12 months from the filing of this 10-Q. However, should our revenue expectations not materialize, we believe we have cost reduction strategies that could be implemented without disrupting the business or restructuring the Company. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
Basic and diluted net income (loss) per share computation (dollars in thousands):
Net income (loss) attributable to common stockholders	$1	$307	$76	$(334)
Weighted Average common shares – basic	13,064,191	11,619,686	12,811,921	11,619,569
Basic net income (loss) per share	$—	$0.03	$0.01	$(0.03)

Diluted income (loss) per share computation:
Net income (loss) attributable to common stockholders	$1	$307	$76	$(334)
Net income (loss) available to common stockholders	$1	$307	$76	$(334)

Weighted Average common shares	13,064,191	11,619,686	12,811,921	11,619,569
Incremental shares from assumed exercise of stock options	1,997,912	1,345,106	1,751,139	—
Adjusted weighted average share – diluted	15,062,103	12,964,792	14,563,060	11,619,569

Diluted net income (loss) per share	$—	$0.02	$0.01	$(0.03)

The following table reflects the total potential share-based instruments outstanding at October 31, 2020 and 2019 that could have an effect on the future computation of dilution per common share, had their effect not been anti-dilutive:

	October 31,
	2020	2019
Stock options	1,651,478	2,453,874
Warrants	—	1,669,773

Total common stock equivalents	1,651,478	4,123,647

Income Taxes

    Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements.  In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient earnings history, a valuation allowance is established. Our ability to utilize net operating losses (“NOL”) carryforwards to offset our future taxable income would be limited if we have undergone or were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code (the “IRC”). The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change.  As of October 31, 2020 and April 30, 2020, the Company provided a valuation allowance for all net deferred tax assets, as recovery is not more likely than not based on an insufficient history of earnings.

Tax positions are positions taken in a previously filed tax return or positions expected to be taken in a future tax return that are reflected in measuring current or deferred income tax assets and liabilities reported in the consolidated financial statements.  Tax positions include, but are not limited to, the following:

•An allocation or shift of income between taxing jurisdictions;
•The characterization of income or a decision to exclude reportable taxable income in a tax return; or
•A decision to classify a transaction, entity or other position in a tax return as tax exempt.

The Company reflects tax benefits only if it is more likely than not that the Company will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  The Company recorded $180,000 and $178,000 of liabilities related to uncertain tax positions relative to one of its foreign operations as of October 31, 2020 and April 30, 2020, respectively.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s balance sheets at October 31, 2020 and April 30, 2020, and has not recognized interest and/or penalties in the statement of operations for either period. We do not anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.

The provision for income taxes for the three months ended October 31, 2020 and 2019 was $15,000 and $11,000, respectively, and for the six months ended October 31, 2020 and 2019 was $28,000 and $26,000, respectively. These amounts are mainly attributable to taxable income earned in Israel.

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

Accounting Pronouncements Being Evaluated

In October 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-10, Codification Improvements. The purpose of the ASU is to clarify, correct errors in, or make minor improvements to a variety of ASC topics. The changes in ASU 2020-03 are not expected to have a significant effect on the Company's current accounting practices. The ASU improves various topics in the Codification to increase stakeholder awareness of the amendments and to expedite the improvement process by making the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The ASU is effective for fiscal years beginning after December 15, 2020 with early application permitted. We are currently assessing the impact of this update on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The ASU enhances and simplifies various aspects of the income tax accounting guidance in ASC Topic 740 and removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years with early adoption permitted. We are currently assessing the impact of this update on our consolidated financial statements.

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

Note 3. Accounts Receivable, Unbilled Services and Deferred Revenue
Accounts receivable and unbilled services were as follows (in thousands):

	October 31, 2020	April 30, 2020
Accounts receivable	$3,249	$2,655
Unbilled services	3,049	2,404
Total accounts receivable and unbilled services	6,298	5,059
Less allowance for doubtful accounts	(338)	(289)
Total accounts receivable, net	$5,960	$4,770
Deferred revenue was as follows (in thousands):

	October 31, 2020	April 30, 2020
Deferred revenue	$6,188	$5,815
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

The following tables represents disaggregated revenue for the three and six months ended October 31, 2020 and 2019:

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
Pharmacology services	$10,041	$7,358	$19,454	$13,888
Personalized oncology services	37	232	150	412
Other	39	35	60	62
Total oncology services revenue	$10,117	$7,625	$19,664	$14,362

Contract Balances
Contract assets include unbilled amounts typically resulting from revenue recognized in excess of the amounts billed to the customer for which the right to payment is subject to factors other than the passage of time. These amounts may not exceed their net realizable value. Contract assets are classified as current. Contract liabilities consist of customer payments received in advance of performance and billings in excess of revenue recognized, net of revenue recognized from the balance at the beginning of the period. Contract assets and liabilities are presented on the balance sheet on a net contract-by-contract basis at the end of each reporting period. There were no material contract assets or liabilities recorded on the condensed consolidated balance sheets as of October 31, 2020 and April 30, 2020.

Note 5. Property and Equipment
Property and equipment is recorded at cost and primarily consists of laboratory equipment, furniture and fixtures, and computer equipment and software. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the various assets ranging from three to nine years. Property and equipment consisted of the following (table in thousands):

	October 31, 2020	April 30, 2020
Furniture and fixtures	$238	$180
Computer equipment and software	1,758	1,209
Laboratory equipment	5,787	4,818
Assets in progress	441	554
Leasehold improvements	4	4

Total property and equipment	8,228	6,765
Less: Accumulated depreciation	(3,356)	(2,772)

Property and equipment, net	$4,872	$3,993
Depreciation and amortization expense, excluding expense recorded under the finance lease, was $254,000 and $162,000 for the three months ended October 31, 2020 and 2019, respectively. Depreciation and amortization expense, excluding expense recorded under the finance lease, was $478,000 and $307,000 for the six months ended October 31, 2020 and 2019, respectively.

As of October 31, 2020 and April 30, 2020, property, plant and equipment included gross assets held under finance leases of $343,000 and $366,000, respectively. Related depreciation expense was approximately $53,000 and $16,000 for the three months ended October 31, 2020 and 2019 and $106,000 and $53,000 for the six months ended October 31, 2020 and 2019, respectively.

Finance Lease

In November 2014, the Company entered into a finance lease for laboratory equipment. The lease had costs of approximately $149,000, at inception, through November 2019. The final lease payment under this finance lease of $2,000 was paid during the three months ended January 31, 2020. As of October 31, 2020 the asset has been fully depreciated and book value is nil.

In July 2018, the Company entered into a second finance lease for laboratory equipment. The lease had costs of approximately $266,000, inclusive of interest and taxes, with a monthly payment of approximately $11,000. Although the lease was originally due to mature in July 2020, the Company decided to pay the outstanding balance on February 1, 2019. As a result, the entire outstanding balance of the lease was nil for periods subsequent to that date.

In December 2019, the Company entered into a finance lease for laboratory equipment. The lease had costs of approximately $231,000, at inception, through November 2020. This lease expires December 2020. The current monthly finance lease payment is approximately $19,000. The future minimum lease payments remaining under this finance lease are approximately $19,000. The present value of minimum future obligations is calculated based on interest rate of 4.75%. Depreciation and amortization expense related to this finance lease was $53,100 and nil for the three months ended October 31, 2020 and 2019, respectively, and $106,000 and nil for the six months ended October 31, 2020 and 2019, respectively.

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

Stock-based compensation expense was recognized as follows (table in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
General and administrative	$10	$39	$57	$171
Sales and marketing	49	27	97	49
Research and development	5	2	9	5
Cost of oncology services	21	9	42	(17)
Total stock-based compensation expense	$85	$77	$205	$208

Stock Option Grants

Black-Scholes assumptions used to calculate the fair value of options granted during the three and six months ended October 31, 2020 and 2019 were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2020	2019	2020	2019
Expected term in years	6	6	6	6
Risk-free interest rates	0.27%	1.57%	0.27%-0.39%	1.57%
Volatility	72.83%	71.11%	72.64%-72.83%	71.11%
Dividend yield	—%	—%	—%	—%

The weighted average fair value of stock options granted during the three months ended October 31, 2020 and 2019 was $7.05 and $3.32, respectively, and $7.29 and $3.32 for the six months ended October 31, 2020 and 2019, respectively.

The Company’s stock options activity for the six months ended October 31, 2020 was as follows:

	Directors and Employees	Non- Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, April 30, 2020	2,228,326	43,332	2,271,658	$3.23	5.0	$10,663,000
Granted	60,000	—	60,000	7.29	9.84
Exercised	(640,657)	(1,160)	(641,817)	2.24
Forfeited	(5,500)	—	(5,500)	6.76
Canceled	(26,106)	(923)	(27,029)	4.00
Expired	—	(5,834)	(5,834)	10.80

Outstanding, October 31, 2020	1,616,063	35,415	1,651,478	3.71	5.83	$8,641,000

Vested and expected to vest as of October 31, 2020	1,616,063	35,415	1,651,478	3.71	5.83	$8,641,000

Exercisable as of October 31, 2020	1,303,396	9,584	1,312,980	3.15	5.12	$7,660,000

Note 7. Leases

The Company accounts for its leases under ASU 2016-02, "Leases", Topic 842.

Operating Leases
The Company currently leases certain office equipment and its office and laboratory facilities under non-cancelable operating leases. Rent expense for operating leases is recognized on a straight-line basis over the lease term from the lease commencement date through the scheduled expiration date. Rent expenses totaled $629,000 and $477,000 for the six months ended October 31, 2020 and 2019, respectively. For the three months ended October 31, 2020 and 2019, rent expenses totaled $314,000 and $239,000, respectively. The Company considers its facilities adequate for its current operational needs.

The Company leases the following facilities:

•One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in November 2021. The Company recognized $44,000 and $47,000 of rental costs relative to this lease for the six months ended October 31, 2020 and 2019, respectively, and $24,000 for each the three months ended October 31, 2020 and 2019.
•1330 Piccard Drive Suite 025, Rockville, MD 20850, which consists of laboratory and office space where the Company conducts operations related to its primary service offerings. The Company executed this lease on January 11, 2017. The operating commencement date was August 11, 2017. This lease originally expired in August 2028.
◦On March 30, 2020, the Company executed the first amendment to this lease to expand the existing premises at 1330 Piccard Drive, Suite 025 ("Expansion Premises") to add on Suites 050 and 104. This amendment also extended the current lease term by six months. The Expansion Premises operating lease commencement date was June 1, 2020 and, under the amendment, both leases expire February 28, 2029.
◦In accordance with ASC 842, "Leases", the Company evaluated the first amendment and also performed a reassessment of the existing lease for Suite 025 to determine the impact of the six-month term extension. As a result of this assessment, the Company recognized an additional operating ROU asset and related operating lease liability for Suite 025 of $118,000 and $125,000, respectively, as well as an incremental net rent expense of $8,000 during the three months ended July 31, 2020. The Company did not recognize the incremental rental expense under this amendment during fiscal 2020 as the Expansion Premises lease commencement date was during fiscal 2021.
◦Upon the Expansion Premises operating lease commencement date (June 1, 2020), the Company recognized an operating ROU asset and related operating lease liability for Suites 050 and 104 of $3.8 million, each, respectively.
◦For the leases related to Piccard Drive, the Company recognized $534,000 and $302,000 of rental expense for the six months ended October 31, 2020 and 2019, and $290,000 and $151,000 for the three months ended October 31, 2020 and 2019, respectively.
•1405 Research Boulevard, Suite 125, Rockville, Maryland 20850 (“New Location”), which consists of laboratory and office space where the Company conducted operations related to its primary service offerings. The Company executed this lease on November 1, 2018. The operating commencement date was January 17, 2019. This lease was set to expire in April 2024. The Company terminated this lease on June 30, 2020 and transitioned its activities from this location to the Expansion Premises, as defined above, during the first quarter of fiscal 2021. Upon lease termination, the Company recognized a decrease in the related operating ROU asset and operating lease liability of approximately $850,000 and $926,000, respectively, as well as a gain on lease termination of $76,000. The Company also recognized $43,000 and $128,000 of rental expense for the six months ended October 31, 2020 and 2019, and zero and $64,000 for the three months ended October 31, 2020 and 2019, respectively.

ROU assets and lease liabilities related to our current operating leases are as follows (in thousands):

	October 31, 2020	April 30, 2020
Operating lease right-of-use assets, net	$5,527	$2,798
Current portion of operating lease liabilities	605	503
Non-current portion of operating lease liabilities	5,932	3,170

As of October 31, 2020, the weighted average remaining operating lease term and the weighted average discount rate were 8.20 years and 6.08%, respectively.

Future minimum lease payments due each fiscal year as follows (in thousands):

Remainder of 2021	$850
2022	1,851
2023	1,818
2024	1,844
2025	1,867
Thereafter	7,268
Total	$15,498

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

Consulting Services

During the three months ended October 31, 2020 and 2019, the Company paid an affiliate of a board member $15,000 and $18,000, respectively, for consulting services unrelated to his duty as a board member. During the three months ended October 31, 2020 and 2019, the Company paid an affiliate of another board member $3,900 and $14,000, respectively, for consulting services unrelated to their duties as a board member.

During the six months ended October 31, 2020 and 2019, the Company paid an affiliate of a board member $33,000 and $36,000 for consulting services unrelated to his duty as a board member. During the six months ended October 31, 2020 and 2019, the Company paid an affiliate of another board member $9,500 and $29,000, respectively, for consulting services unrelated to their duties as a board member. As of October 31, 2020, $4,000 was due to these related parties.

Note 9. Commitments and Contingencies

Risks and uncertainties related to Covid-19

In December 2019, a novel strain of coronavirus, COVID-19, was first identified in Wuhan, China. This virus continues to spread globally and, as of December 2020, has spread to over 200 countries, including the United States. The spread of COVID-19 from China to other countries has resulted in the World Health Organization declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020. Many countries around the world have imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. Employers are also required to increase, as much as possible, the capacity and arrangement for employees to work remotely. In addition, on March 11, 2020, the President of the United States issued a proclamation to restrict travel to the United States from foreign nationals who have recently been in certain European and Latin American countries. Although, to date, these restrictions have not impacted our operations, the effect on our business, from the spread of COVID-19 and the actions implemented by the governments of the United States and elsewhere across the globe, may worsen over time. We continue to monitor our operations and applicable government recommendations and requirements.

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

    In December 2019, a novel strain of coronavirus, COVID-19, was first identified in Wuhan, China. This virus continues to spread globally and, as of December 2020, has spread to over 200 countries, including the United States. The spread of COVID-19 from China to other countries has resulted in the World Health Organization declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020. Many countries around the world imposed quarantines and restrictions on travel and mass gatherings to slow the spread of the virus. Employers are also required to increase, as much as possible, the capacity and arrangement for employees to work remotely. In addition, on March 11, 2020, the President of the United States issued a proclamation to restrict travel to the United States from foreign nationals who have recently been in certain European and Latin American countries. Although, to date, these restrictions have not impacted our operations, the effect on our business, from the spread of COVID-19 and the actions implemented by the governments of the United States and elsewhere across the globe, may worsen over time. We continue to monitor our operations and applicable government recommendations and requirements.

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

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through cash, working capital management, proceeds from certain private placements and public offerings of our securities, and sales of products and services. For the six months ended October 31, 2020, the Company had net income of approximately $76,000 and cash provided by operations of $164,000. As of October 31, 2020, the Company had an accumulated deficit of approximately $72.6 million, working capital of $2.2 million, and cash of $8.6 million. We believe that our cash on hand, together with expected positive cash flows from operations for fiscal year 2021, are adequate to fund operations through at least 12 months from the filing of this 10-Q. However, should our revenue expectations not materialize, we believe we have cost reduction strategies that could be implemented without disrupting the business or restructuring the Company. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

Operating Results

The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Three Months Ended October 31,
	2020	% of Revenue	2019	% of Revenue	% Change

Oncology services revenue	$10,117	100.0%	$7,625	100.0%	32.7%

Costs and operating expenses:
Cost of oncology services	5,644	55.8	3,881	50.9	45.4
Research and development	1,650	16.3	1,341	17.6	23.0
Sales and marketing	1,348	13.3	977	12.8	38.0
General and administrative	1,468	14.5	1,135	14.9	29.3

Total costs and operating expenses	10,110	99.9	7,334	96.2	37.9
Income from operations	$7	0.1%	$291	3.8%	97.6%

	For the Six months ended October 31,
	2020	% of Revenue	2019	% of Revenue	% Change

Oncology services revenue	$19,664	100.0%	$14,362	100.0%	36.9%

Costs and operating expenses:
Cost of oncology services	10,980	55.8	7,633	53.1	43.8
Research and development	3,247	16.5	2,644	18.4	22.8
Sales and marketing	2,556	13.0	1,847	12.9	38.4
General and administrative	2,850	14.5	2,561	17.8	11.3

Total costs and operating expenses	19,633	99.8	14,685	102.2	33.7
Income (loss) from operations	$31	0.2	$(323)	(2.2)%	(109.6)%

Oncology Services Revenue

Oncology services revenue was $10.1 million and $7.6 million for the three months ended October 31, 2020 and 2019, respectively, an increase of $2.5 million or 32.7%. Oncology services revenue was $19.7 million and $14.4 million for the six months ended October 31, 2020 and 2019, respectively, an increase of $5.3 million or 36.9%. The increase in revenue for both the three and six month periods is due to increased sales, both in number and size of studies, and the expansion of both our platform and product lines. Additionally, customers are seeking more complex study designs and end point analysis testing, leading to larger contracts, which contributed to revenue growth.

Cost of Oncology Services

Cost of oncology services for the three months ended October 31, 2020 and 2019 were $5.6 million and $3.9 million, respectively, an increase of $1.8 million or 45.4%.  For the three months ended October 31, 2020 and 2019, gross margins were 44.2% and 49.1%, respectively. Cost of oncology services for the six months ended October 31, 2020 and 2019 were $11.0 million and $7.6 million, respectively, an increase of $3.3 million or 43.8%.  For the six months ended October 31, 2020 and 2019, gross margins were 44.2% and 46.9%, respectively. The increase in cost of oncology services for the three and six month periods was mainly due to an increase in compensation, lab supply, and outsourced lab service expenses. With the exception of outsourced lab services, the overall expense increase is generally in line with the expected contribution based on the growth in revenue, study volume, and expansion into new services. Gross margin varies based on timing differences between expense and revenue recognition and was driven lower by the increase in costs on growing study volume in advance of revenue recognition. The cost of outsourced lab services amplified this impact.
 Research and Development

Research and development expenses for the three months ended October 31, 2020 and 2019 were $1.7 million and $1.3 million, respectively, an increase of approximately $308,000 or 23.0%. Research and development expenses for the six months ended October 31, 2020 and 2019 were $3.2 million and $2.6 million, respectively, an increase of approximately $603,000 or 22.8%.  The increase for the three and six month periods is mainly due to increased compensation and lab supply expense as we continued to develop new service capabilities and endpoint testing analysis. Additionally, we incurred sequencing costs as our investment in characterizing our TumorBank continues, adding valuable data to our platform.

Sales and Marketing

Sales and marketing expenses for the three months ended October 31, 2020 and 2019 were $1.3 million and $977,000, respectively, an increase of $371,000, or 38.0%. Sales and marketing expenses for the six months ended October 31, 2020 and 2019 were $2.6 million and $1.8 million, respectively, an increase of $709,000, or 38.4%. The increase for the three and six month periods is mainly due to compensation expense driven by the continued investment in expanding our business development team.

General and Administrative

General and administrative expenses for the three months ended October 31, 2020 and 2019 were $1.5 million and $1.1 million, an increase of $333,000, or 29.3%. General and administrative expenses for the six months ended October 31, 2020 and 2019 were $2.9 million and $2.6 million, respectively, an increase of $289,000, or 11.3%. General and administrative expenses are primarily comprised of compensation, insurance, accounting fees, and depreciation expenses and have increased to support the overall infrastructure growth of the company.

Inflation

Inflation does not have a meaningful impact on the results of our operations.

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash provided by operating activities was $164,000 and $81,000 for the six months ended October 31, 2020 and 2019.
The increase in cash from operating activities during the current period was primarily due to changes in current balance sheet accounts in the ordinary course of business, including an increase in net accounts receivable offset by an increase in accounts payable and accrued liabilities.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.1 million and $522,000 for the six months ended October 31, 2020 and 2019, respectively. Cash used in investing activities was primarily related to the purchase of lab equipment and the development of software required for the Company's new products and services.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.2 million for the six months ended October 31, 2020 compared to the net cash used in financing activities of $12,000 for the six months ended October 31, 2019, respectively. Cash provided in financing activities resulted from an increase in option exercises during the current period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of October 31, 2020 at the reasonable assurance level in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

    As a smaller reporting company, we are not required to provide the information required by this Item; however, the discussion of our business and operations should be read together with the Risk Factors set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 28, 2020. Such risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flow, strategies or prospects in a material and adverse manner.

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

CHAMPIONS ONCOLOGY, INC.
(Registrant)

Date: December 14, 2020	By:	/s/ Ronnie Morris
Ronnie Morris
Chief Executive Officer
(principal executive officer)

Date: December 14, 2020	By:	/s/ David Miller
David Miller
Chief Financial Officer
(principal financial and accounting officer)