Form 10-Q
period 2021-01-31
CHAMPIONS ONCOLOGY, INC.
filed 2021-03-15
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2021
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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	CSBR	The Nasdaq Stock Market LLC
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
 The number of Common Shares of the Registrant outstanding as of March 5, 2021 was 13,390,172.

DOCUMENTS INCORPORATED BY REFERENCE - None

INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHAMPIONS ONCOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	January 31, 2021	April 30, 2020
	(unaudited)
ASSETS
Current assets:
Cash	$7,429	$8,342
Accounts receivable, net	6,121	4,770
Prepaid expenses and other current assets	419	385

Total current assets	13,969	13,497

Operating lease right-of-use assets, net	5,380	2,798
Property and equipment, net	5,540	3,993
Other long-term assets	36	128
Goodwill	335	335

Total assets	$25,260	$20,751

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,745	$3,140
Accrued liabilities	2,426	2,502
Current portion of finance lease	—	125
Current portion of operating lease liabilities	628	503
Deferred revenue	6,615	5,815

Total current liabilities	11,414	12,085

Non-current operating lease liabilities	5,798	3,170
Other non-current liabilities	181	178

Total liabilities	$17,393	$15,433

Stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 13,390,172 and 12,726,728 shares issued and outstanding as of January 31, 2021 and April 30, 2020, respectively	13	13
Additional paid-in capital	79,711	77,978
Accumulated deficit	(71,857)	(72,673)

Total stockholders’ equity	7,867	5,318

Total liabilities and stockholders’ equity	$25,260	$20,751

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020

Oncology services revenue	$10,812	$9,012	$30,476	$23,375

Costs and operating expenses:
Cost of oncology services	4,842	4,325	15,822	11,958
Research and development	1,879	1,391	5,125	4,035
Sales and marketing	1,492	1,307	4,048	3,155
General and administrative	1,836	1,556	4,686	4,118

Total costs and operating expenses	10,049	8,579	29,681	23,266

Income from operations	763	433	795	109

Other income (expense)	(8)	(14)	64	1

Income before provision for income taxes	755	419	859	110
Provision for income taxes	15	12	43	38

Net income	$740	$407	$816	$72

Net income per common share outstanding
basic	$0.06	$0.03	$0.06	$0.01
and diluted	$0.05	$0.03	$0.06	$0.01

Weighted average common shares outstanding
basic	13,371,613	11,752,619	12,974,470	11,653,115
and diluted	14,507,155	13,673,672	14,510,280	13,440,861

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance April 30, 2020	12,726,728	$13	$77,978	$(72,673)	$5,318
Stock-based compensation	—	—	120	—	120
Issuance of common stock on exercise of stock options	1,160	—	—	—	—
Net income	—	—	—	75	75
Balance July 31, 2020	12,727,888	$13	$78,098	$(72,598)	$5,513
Stock-based compensation	—	—	85	—	85
Issuance of common stock on exercise of stock options	640,657	—	1,294	—	1,294
Net income	—	—	—	1	1
Balance October 31, 2020	13,368,545	$13	$79,477	$(72,597)	$6,893
Stock-based compensation	—	—	232	—	232
Issuance of common stock on exercise of stock options	21,627	—	2	—	2
Net income	—	—	—	740	740
Balance January 31, 2021	13,390,172	$13	$79,711	$(71,857)	$7,867

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance April 30, 2019	11,619,538	$12	$72,924	$(70,698)	$2,238
Stock-based compensation	—	—	131	—	131
Net loss	—	—	—	(641)	(641)
Balance July 31, 2019	11,619,538	$12	$73,055	$(71,339)	$1,728
Stock-based compensation	—	—	77	—	77
Issuance of common stock on exercise of stock options and warrants	625	—	2	—	2
Net income	—	—	—	307	307
Balance October 31, 2019	11,620,163	$12	$73,134	$(71,032)	$2,114

Stock-based compensation	—	—	229	—	229
Issuance of common stock on exercise of stock options and warrants	203,111	—	427	—	427
Net income	—	—	—	407	407
Balance January 31, 2020	11,823,274	$12	$73,790	$(70,625)	$3,177

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Nine Months Ended January 31,
	2021	2020
Operating activities:
Net income	$816	$72

Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	437	437
Depreciation and amortization expense	881	579
Gain on disposal of equipment	—	(52)
Gain on termination of operating lease	(75)	—
Operating lease right-of use assets	226	299
Provision for doubtful accounts	49	218
Changes in operating assets and liabilities:
Accounts receivable	(1,401)	(334)
Prepaid expenses and other current assets	(34)	(47)
Accounts payable	(1,395)	(913)
Accrued liabilities	97	(202)
Other non-current liabilities	3	—
Operating lease liabilities	(106)	(261)
Deferred revenue	801	564

Net cash provided by operating activities	299	360

Investing activities:
Purchase of property and equipment	(2,427)	(693)
Refund of security deposit	92	—

Net cash used in investing activities	(2,335)	(693)

Financing activities:
Proceeds from exercise of options and warrants	1,296	429
Finance lease payments	(173)	(51)

Net cash provided by financing activities	1,123	378

Increase (decrease) in cash	(913)	45
Cash at beginning of period	8,342	3,237

Cash at end of period	$7,429	$3,282

Non-cash investing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$3,872	$3,205
Unpaid portion of property and equipment purchase	—	321
Credit received on purchase of equipment	—	160

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization, Use of Estimates and Basis of Presentation

Champions Oncology, Inc. (the “Company”) is engaged in transforming drug discovery and development through data-driven research strategies and innovative pharmacology, biomarker and data platforms. The Company’s TumorGraft Technology Platform is a novel approach to personalizing cancer care based upon the implantation of human tumors in immune-deficient mice. The Company provides a technology platform to pharmaceutical and biotechnology companies using proprietary TumorGraft studies, which the Company believes may be predictive of how drugs may perform in clinical settings. Utilizing the TumorGraft Technology Platform (the "Platform"), a comprehensive Bank of unique, well characterized "Patient Derived XenoGrafts" (PDX) models, the Company offers multiple services to pharmaceutical and biotechnology companies seeking personalized approaches to drug development. By performing studies to predict the efficacy of oncology drugs, our Platform facilitates drug discovery with lower costs and increased speed of drug development as well as increased adoption of existing drugs.

The Company has two operating subsidiaries: Champions Oncology (Israel), Limited and Champions Biotechnology U.K., Limited. For the three and nine months ended January 31, 2021 and 2020, there were no revenues earned by these subsidiaries.

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

Note 2. Significant Accounting Policies

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash, and with original maturities of three months or less to be cash equivalents. As of January 31, 2021 and April 30, 2020 the Company had no cash equivalents.

Liquidity

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our cash on hand, working capital management, proceeds from certain private placements and public offerings of our securities, and sales of products and services. For the nine months ended January 31, 2021, the Company had net income of approximately $816,000 and cash provided by operations of $299,000. As of January 31, 2021, the Company had an accumulated deficit of approximately $71.9 million, working capital of $2.6 million and cash of $7.4 million. We believe that our cash on hand, together with expected net positive cash provided by operations for fiscal year 2021, are adequate to fund operations through at least 12 months from the filing of this 10-Q. However, should our revenue expectations not materialize, we believe we have cost reduction strategies that could be implemented without disrupting the business or restructuring the Company. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

Leases

Effective May 1, 2019, the Company accounts for its leases under Accounting Standards Codification ("ASC") Topic 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease, if applicable, or the Company’s incremental borrowing rate. As the Company's leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Basic and diluted net income per share computation (dollars in thousands):
Net income attributable to common stockholders	$740	$407	$816	$72
Weighted Average common shares – basic	13,371,613	11,752,619	12,974,470	11,653,115
Basic net income per share	$0.06	$0.03	$0.06	$0.01

Diluted income per share computation:
Net income attributable to common stockholders	$740	$407	$816	$72
Net income available to common stockholders	$740	$407	$816	$72

Weighted Average common shares	13,371,613	11,752,619	12,974,470	11,653,115
Incremental shares from assumed exercise of stock options	1,135,542	1,921,053	1,535,810	1,787,746
Adjusted weighted average share – diluted	14,507,155	13,673,672	14,510,280	13,440,861

Diluted net income per share	$0.05	$0.03	$0.06	$0.01

The following table reflects the total potential share-based instruments outstanding at January 31, 2021 and 2020 that could have an effect on the future computation of dilution per common share, had their effect not been anti-dilutive:

	January 31,
	2021	2020
Stock options	1,693,312	2,366,598
Warrants	—	1,669,773

Total common stock equivalents	1,693,312	4,036,371

Income Taxes

    Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements. In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient earnings history, a valuation allowance is established. Our ability to utilize net operating losses (“NOL”) carryforwards to offset our future taxable income would be limited if we have undergone or were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code (the “IRC”). The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change.   As of January 31, 2021 and April 30, 2020, the Company provided a valuation allowance for all net deferred tax assets, as recovery is not more likely than not based on an insufficient history of earnings.

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

The Company reflects tax benefits only if it is more likely than not that the Company will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  The Company recorded $181,000 and $178,000 of liabilities related to uncertain tax positions relative to one of its foreign operations as of January 31, 2021 and April 30, 2020, respectively.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company recognized approximately $3,000 for interest and penalties on the Company’s balance sheets as of January 31, 2021, and recognized approximately $3,000 of interest and penalties in the statement of operations for the nine months ended January 31, 2021. Other than approximately $4,500 for interest and penalties, the Company does not anticipate additional unrecognized tax benefits will be recorded during the next 12 months.

The provision for income taxes for the three months ended January 31, 2021 and 2020 was $15,000 and $12,000, respectively, and for the nine months ended January 31, 2021 and 2020 was $43,000 and $38,000, respectively. These amounts are mainly attributable to taxable income earned in Israel relating to transfer pricing.

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

Pharmacology Study and Other Services

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

Accounting Pronouncements Being Evaluated

In October 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2020-10, Codification Improvements. The purpose of the ASU is to clarify, correct errors in, or make minor improvements to a variety of ASC topics. The changes in ASU 2020-03 are not expected to have a significant effect on the Company's current accounting practices. The ASU improves various topics in the Codification to increase stakeholder awareness of the amendments and to expedite the improvement process by making the Codification easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. The ASU is effective for fiscal years beginning after December 15, 2020 with early application permitted. We are currently assessing the impact of this update on our consolidated financial statements and do not anticipate a significant impact.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The ASU enhances and simplifies various aspects of the income tax accounting guidance in ASC Topic 740 and removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. This ASU is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years with early adoption permitted. We are currently assessing the impact of this update on our consolidated financial statements and do not anticipate a significant impact.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses". This update requires immediate recognition of management’s estimates of current expected credit losses ("CECL"). Under the prior model, losses were recognized only as they were incurred. The new model is applicable to all financial instruments that are not accounted for at fair value through net income. The standard is effective for fiscal years beginning after December 15, 2022 for public entities qualifying as small reporting companies. Early adoption is permitted. We are currently assessing the impact of this update on our consolidated financial statements and do not anticipate a significant impact.

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

Note 3. Accounts Receivable, Unbilled Services and Deferred Revenue
Accounts receivable and unbilled services were as follows (in thousands):

	January 31, 2021	April 30, 2020
Accounts receivable	$3,333	$2,655
Unbilled services	3,126	2,404
Total accounts receivable and unbilled services	6,459	5,059
Less allowance for doubtful accounts	(338)	(289)
Total accounts receivable, net	$6,121	$4,770
Deferred revenue was as follows (in thousands):

	January 31, 2021	April 30, 2020
Deferred revenue	$6,615	$5,815
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

The following tables represents disaggregated revenue for the three and nine months ended January 31, 2021 and 2020:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Pharmacology services	$10,745	$8,843	$30,199	$22,732
Personalized oncology services	5	169	155	581
Other	62	—	122	62
Total oncology services revenue	$10,812	$9,012	$30,476	$23,375

Contract Balances
Contract assets include unbilled amounts typically resulting from revenue recognized in excess of the amounts billed to the customer for which the right to payment is subject to factors other than the passage of time. These amounts may not exceed their net realizable value. Contract assets are classified as current. Contract liabilities consist of customer payments received in advance of performance and billings in excess of revenue recognized, net of revenue recognized from the balance at the beginning of the period. Contract assets and liabilities are presented on the balance sheet on a net contract-by-contract basis at the end of each reporting period. There were no material contract assets or liabilities recorded on the condensed consolidated balance sheets as of January 31, 2021 and April 30, 2020.

Note 5. Property and Equipment
Property and equipment is recorded at cost and primarily consists of laboratory equipment, furniture and fixtures, and computer equipment and software. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the various assets ranging from three to nine years. Property and equipment consisted of the following (table in thousands):

	January 31, 2021	April 30, 2020
Furniture and fixtures	$242	$180
Computer equipment and software	1,888	1,209
Laboratory equipment	6,075	4,818
Assets in progress	984	554
Leasehold improvements	4	4

Total property and equipment	9,193	6,765
Less: Accumulated depreciation	(3,653)	(2,772)

Property and equipment, net	$5,540	$3,993
Depreciation and amortization expense, excluding expense recorded under the finance lease, was $279,000 and $184,000 for the three months ended January 31, 2021 and 2020, respectively. Depreciation and amortization expense, excluding expense recorded under the finance lease, was $757,000 and $491,000 for the nine months ended January 31, 2021 and 2020, respectively.

As of January 31, 2021 and April 30, 2020, property, plant and equipment included gross assets held under finance leases of $343,000. Related depreciation expense was approximately $18,000 and $35,000 for the three months ended January 31, 2021 and 2020, respectively, and $124,000 and $88,000 for the nine months ended January 31, 2021 and 2020, respectively.

Finance Lease

In November 2014, the Company entered into a finance lease for laboratory equipment. The lease had costs of approximately $149,000, at inception, through November 2019. The final lease payment under this finance lease of $2,000 was paid during the three months ended January 31, 2020. As of January 31, 2021 the asset has been fully depreciated and book value is nil.

In July 2018, the Company entered into a second finance lease for laboratory equipment. The lease had costs of approximately $266,000, inclusive of interest and taxes, with a monthly payment of approximately $11,000. Although the lease was originally due to mature in July 2020, the Company decided to pay the outstanding balance on February 1, 2019. As a result, the entire outstanding balance of the lease was nil for periods subsequent to that date. During the quarter ended October 31, 2019, the Company traded in this asset and received a $160,000 reduction in the purchase price of two newly acquired assets. The net book value of the asset traded in at the time of trade in was $108,000, resulting in a gain on the disposal of the asset of $53,000, which was included as an offset in the other expense line within the Company's consolidated statement of operations for the nine months ended January 31, 2020.

In December 2019, the Company entered into a finance lease for laboratory equipment. The lease had costs of approximately $231,000, at inception, through November 2020. The lease term expired December 2020. Depreciation and amortization expense related to this finance lease was $18,000 and $35,000 for the three months ended January 31, 2021 and 2020, respectively, and $124,000 and $35,000 for the nine months ended January 31, 2021 and 2020, respectively.

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

Stock-based compensation expense was recognized as follows (table in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
General and administrative	$149	$110	$206	$281
Sales and marketing	51	95	148	144
Research and development	7	4	16	9
Cost of oncology services	25	20	67	3
Total stock-based compensation expense	$232	$229	$437	$437

Stock Option Grants

Black-Scholes assumptions used to calculate the fair value of options granted during the three and nine months ended January 31, 2021 and 2020 were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2021	2020	2021	2020
Expected term in years	3	3-6	3-6	3-6
Risk-free interest rates	0.12%	1.57%-1.80%	0.12%-0.39%	1.57%-1.80%
Volatility	74.98%	69.14%-70.99%	72.64%-74.98%	69.14%-71.11%
Dividend yield	—%	—%	—%	—%

The weighted average fair value of stock options granted during the three months ended January 31, 2021 and 2020 was $5.80 and $2.56, respectively, and $5.08 and $3.09 for the nine months ended January 31, 2021 and 2020, respectively.

The Company’s stock options activity for the nine months ended January 31, 2021 was as follows:

	Directors and Employees	Non- Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, April 30, 2020	2,228,326	43,332	2,271,658	$3.23	5.0	$10,663,000
Granted	133,833	—	133,833	9.21	7.58
Exercised	(662,285)	(1,159)	(663,444)	2.27
Forfeited	(7,000)	—	(7,000)	6.43
Canceled	(34,978)	(923)	(35,901)	4.03
Expired	—	(5,834)	(5,834)	10.80

Outstanding, January 31, 2021	1,657,896	35,416	1,693,312	4.02	5.66	$11,975,000

Vested and expected to vest as of January 31, 2021	1,657,896	35,416	1,693,312	4.02	5.66	$11,975,000

Exercisable as of January 31, 2021	1,289,104	9,584	1,298,688	3.25	4.93	$10,173,000

Note 7. Leases

The Company accounts for its leases under ASU 2016-02, "Leases", Topic 842.

Operating Leases
The Company currently leases certain office equipment and its office and laboratory facilities under non-cancelable operating leases. Rent expense for operating leases is recognized on a straight-line basis over the lease term from the lease commencement date through the scheduled expiration date. Rent expenses totaled $941,000 and $717,000 for the nine months ended January 31, 2021 and 2020, respectively. For the three months ended January 31, 2021 and 2020, rent expenses totaled $312,000 and $240,000, respectively. The Company considers its facilities adequate for its current operational needs.

The Company leases the following facilities:

•One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in November 2021. The Company recognized $67,000 and $71,000 of rental costs relative to this lease for the nine months ended January 31, 2021 and 2020, respectively, and $24,000 for each the three months ended January 31, 2021 and 2020.
•1330 Piccard Drive Suite 025, Rockville, MD 20850, which consists of laboratory and office space where the Company conducts operations related to its primary service offerings. The Company executed this lease (the "Original Premises") on January 11, 2017. The operating commencement date was August 11, 2017. This lease originally expired in August 2028.
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
◦For the leases related to the Original and Expansion Premises at Piccard Drive, the Company recognized $823,000 and $454,000 of rental expense for the nine months ended January 31, 2021 and 2020, and $288,000 and $152,000 for the three months ended January 31, 2021 and 2020, respectively.
◦On December 22, 2020, the Company executed the second amendment to this lease to expand the existing premises at 1330 Piccard Drive, Suites 025, 050, and 104 ("Additional Expansion Premises") to add on Suite 201. The Additional Expansion Premises operating lease commencement date is April 1, 2021 and, under the second amendment, reaffirms that all three leases expire February 28, 2029. The Company did not recognize any rental expense under this lease for the three and nine month periods ended January 31, 2021 as the lease commencement date is subsequent to this time period.
◦Upon the Additional Expansion Premises operating lease commencement date (April 1, 2021), the Company expects to recognize an operating ROU asset and related operating lease liability for Suite 201 of $3.3 million, each, respectively.
•1405 Research Boulevard, Suite 125, Rockville, Maryland 20850 (“New Location”), which consisted of laboratory and office space where the Company conducted operations related to its primary service offerings. The Company executed this lease on November 1, 2018. The operating commencement date was January 17, 2019. This lease was set to expire in April 2024. The Company terminated this lease on June 30, 2020 and transitioned its activities from this location to the Expansion Premises, as defined above, during the first quarter of fiscal 2021. Upon lease termination, the Company recognized a decrease in the related operating ROU asset and operating lease liability of approximately $850,000 and $926,000, respectively, as well as a gain on lease termination of $76,000. The Company also recognized $43,000 and $193,000 of rental expense for the nine months ended January 31, 2021 and 2020, and zero and $64,000 for the three months ended January 31, 2021 and 2020, respectively.

ROU assets and lease liabilities related to our current operating leases are as follows (in thousands):

	January 31, 2021	April 30, 2020
Operating lease right-of-use assets, net	$5,380	$2,798
Current portion of operating lease liabilities	628	503
Non-current portion of operating lease liabilities	5,798	3,170

As of January 31, 2021, the weighted average remaining operating lease term and the weighted average discount rate were 7.98 years and 6.07%, respectively.

Future minimum lease payments due each fiscal year as follows (in thousands):

Remainder of 2021	$471
2022	2,431
2023	2,525
2024	2,671
2025	2,711
Thereafter	10,659
Total	$21,468
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

Consulting Services

During the three months ended January 31, 2021 and 2020, the Company paid an affiliate of a board member $12,000 and $18,000, respectively, for consulting services unrelated to his duty as a board member. During the three months ended January 31, 2021 and 2020, the Company paid an affiliate of another board member $3,900 and $10,100, respectively, for consulting services unrelated to their duties as a board member.

During the nine months ended January 31, 2021 and 2020, the Company paid an affiliate of a board member $45,000 and $54,000 for consulting services unrelated to his duty as a board member. During the nine months ended January 31, 2021 and 2020, the Company paid an affiliate of another board member $13,400 and $39,100, respectively, for consulting services unrelated to their duties as a board member. As of January 31, 2021, $4,000 was due to these related parties.

Note 9. Commitments and Contingencies

Risks and uncertainties related to Covid-19

In December 2019, a novel strain of coronavirus, COVID-19, was first identified in Wuhan, China. The global spread of COVID-19 from China to other countries resulted in the World Health Organization declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020. Many countries around the world, including the United States, subsequently imposed various degrees of restrictions and other measures, including but not limited to, mandatory temporary closures, quarantine and shelter in place guidelines, and restrictions on mass gatherings and on travel in an effort to slow and/or reduce the spread of the virus. Employers were also required to increase, as much as possible, the capacity and arrangement for employees to work remotely.

While the COVID-19 pandemic has continued to evolve and remains highly unpredictable and dynamic in its duration and severity, many of these previously imposed restrictions and other measures have now been eased and/or lifted, while governments continue to monitor active cases and the health and safety of their citizens. The spread of COVID-19 and the related actions implemented by the governments of the United States and elsewhere across the globe, may worsen again over time. Thus, the COVID-19 pandemic may continue to have a negative impact on the US and Global economies for the foreseeable future. Although, to date, these restrictions and the affect on the Global economy have not materially impacted the

Company's operations, the future effect on its business will largely depend on future developments which are highly uncertain and cannot be predicted at this time. The Company continues to monitor its operations and applicable government recommendations and requirements.

 Any outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on the Company's business operations. These could include disruptions or restrictions on the Company's ability to travel, pursue partnerships and other business transactions, receive shipments of biologic materials, as well as an impact by the temporary closure of the facilities of its suppliers. The spread of an infectious disease, including COVID-19, may also result in the inability of the Company's suppliers to deliver supplies to them on a timely basis. In addition, health professionals may reduce staffing and reduce or postpone meetings with clients in response to the spread of an infectious disease. Though the Company has not yet experienced such events related to COVID-19, if they would occur, they could result in a period of business disruption, and in reduced operations, any of which could materially affect its business, financial condition and results of operations. However, as noted, as of the date of this Form 10-Q, the Company has not experienced a material adverse effect on our business nor the need for reduction in its work force; and, currently, and it does not expect any material impact on its long-term activity. As noted, the extent to which COVID-19 impacts the Company's business will depend on future developments which are highly uncertain and cannot be predicted, including, but not limited to, new information which may emerge concerning the increased severity of the COVID-19 virus, the actions to contain COVID-19, or treat its impact.

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

Overview and Recent Developments
We are engaged in the development and sale of advanced technology solutions and products to personalize the development and use of oncology drugs through our Translational Oncology Solutions ("TOS").  This technology ranges from computational-based discovery platforms, unique oncology software solutions, and innovative and proprietary experimental tools such as in vivo, ex vivo and biomarker platforms. Utilizing our TumorGraft Technology Platform (the "Platform"), a comprehensive Bank of unique, well characterized PDX models, we provide select services to pharmaceutical and biotechnology companies seeking personalized approaches to drug development. By performing studies to predict the efficacy of oncology drugs, our Platform facilitates drug discovery with lower costs and increased speed of drug development as well as increased adoption of existing drugs.

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

We plan to continue our efforts to expand our TumorGraft Technology Platform in order to expand our TOS program. As part of these efforts, we launched Lumin Bioinformatics ("Lumin"), a new oncology data-driven software program, during fiscal 2021, which enhances our TOS program. Lumin provides users with a vast database of tumor characterization that can be used for computational research. The software also offers analytic tools that are utilized to interrogate the data for associations between molecular and various phenotypic features, including thousands of drug responses, clinical annotations, prior treatment histories, and genetic dependencies. Insights developed using Lumin can provide the basis for biomarker hypotheses, reveal potential mechanisms of therapeutic resistance, and guide the direction of additional preclinical evaluations.

    In December 2019, a novel strain of coronavirus, COVID-19, was first identified in Wuhan, China. The global spread of COVID-19 from China to other countries resulted in the World Health Organization declaring the outbreak of COVID-19 as a “pandemic,” or a worldwide spread of a new disease, on March 11, 2020. Many countries around the world, including the United States, subsequently imposed various degrees of restrictions and other measures, including but not limited to, mandatory temporary closures, quarantine and shelter in place guidelines, and restrictions on mass gatherings and on travel in an effort to slow and/or reduce the spread of the virus. Employers were also required to increase, as much as possible, the capacity and arrangement for employees to work remotely.

While the COVID-19 pandemic has continued to evolve and remains highly unpredictable and dynamic in its duration and severity, many of these previously imposed restrictions and other measures have now been eased and/or lifted, while governments continue to monitor active cases and the health and safety of their citizens. The spread of COVID-19 and the related actions implemented by the governments of the United States and elsewhere across the globe, may worsen again over time. Thus, the COVID-19 pandemic may continue to have a negative impact on the US and Global economies for the foreseeable future. Although, to date, these restrictions and the affect on the Global economy have not materially impacted our operations, the future effect on our business will largely depend on future developments which are highly uncertain and cannot be predicted at this time. We continue to monitor our operations and applicable government recommendations and requirements.

 Any outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on our business operations. These could include disruptions or restrictions on our ability to travel, pursue partnerships and other business transactions, receive shipments of biologic materials, as well as be impacted by the temporary closure of the facilities of suppliers. The spread of an infectious disease, including COVID-19, may also result in the inability of our suppliers to deliver supplies to us on a timely basis. In addition, health professionals may reduce staffing and reduce or postpone meetings with clients in response to the spread of an infectious disease. Though we have not yet experienced such events related to COVID-19, if they would occur, they could result in a period of business disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. However, as noted, as of the date of this Form 10-Q, we have not experienced a material adverse effect on our business nor the need for reduction in our work force; and, currently, and we do not expect any material impact on our long-term activity. As noted, the extent to which COVID-19 impacts our business will depend on future developments which are highly uncertain and cannot be predicted, including, but not limited to, new information which may emerge concerning the increased severity of the COVID-19 virus, the actions to contain COVID-19, or treat its impact.

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through cash, working capital management, proceeds from certain private placements and public offerings of our securities, and sales of products and services. For the nine months ended January 31, 2021, the Company had net income of approximately $816,000 and cash provided by operations of $299,000. As of January 31, 2021, the Company had an accumulated deficit of approximately $71.9 million, working capital of $2.6 million, and cash of $7.4 million. We believe that our cash on hand, together with expected positive cash flows from operations for fiscal year 2021, are adequate to fund operations through at least 12 months from the filing of this 10-Q. However, should our revenue expectations not materialize, we believe we have cost reduction strategies that could be implemented without disrupting the business or restructuring the Company. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

Operating Results

The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Three Months Ended January 31,
	2021	% of Revenue	2020	% of Revenue	% Change

Oncology services revenue	$10,812	100.0%	$9,012	100.0%	20.0%

Costs and operating expenses:
Cost of oncology services	4,842	44.8	4,325	48.0	12.0
Research and development	1,879	17.4	1,391	15.4	35.1
Sales and marketing	1,492	13.8	1,307	14.5	14.2
General and administrative	1,836	17.0	1,556	17.3	18.0

Total costs and operating expenses	10,049	93.0	8,579	95.2	17.1
Income from operations	$763	7.1%	$433	4.8%	76.2%

	For the Nine months ended January 31,
	2021	% of Revenue	2020	% of Revenue	% Change

Oncology services revenue	$30,476	100.0%	$23,375	100.0%	30.4%

Costs and operating expenses:
Cost of oncology services	15,822	51.9	11,958	51.2	32.3
Research and development	5,125	16.8	4,035	17.3	27.0
Sales and marketing	4,048	13.3	3,155	13.5	28.3
General and administrative	4,686	15.4	4,118	17.6	13.8

Total costs and operating expenses	29,681	97.4	23,266	99.5	27.6
Income from operations	$795	2.6	$109	0.5%	629.4%

Oncology Services Revenue

Oncology services revenue was $10.8 million and $9.0 million for the three months ended January 31, 2021 and 2020, respectively, an increase of $1.8 million or 20.0%. Oncology services revenue was $30.5 million and $23.4 million for the nine months ended January 31, 2021 and 2020, respectively, an increase of $7.1 million or 30.4%. The increase in revenue for both the three and nine month periods is due to increased sales, both in number and size of studies, and the expansion of both our platform and product lines. Additionally, customers are seeking more complex study designs and end point analysis testing, leading to larger contracts, which contributed to revenue growth.

Cost of Oncology Services

Cost of oncology services for the three months ended January 31, 2021 and 2020 were $4.8 million and $4.3 million, respectively, an increase of $517,000 or 12.0%.  For the three months ended January 31, 2021 and 2020, gross margins were 55.2% and 52.0%, respectively. The increase in cost of oncology services for the three month period ending January 31, 2021 was mainly due to an increase in compensation and lab supply expenses. The increase in cost was expected based on the increase in revenue. Gross margin varies based on timing differences between expense and revenue recognition and was lifted by the revenue recognized from outsourced work, the costs of which we partially recognized in prior quarters. Cost of oncology services for the nine months ended January 31, 2021 and 2020 were $15.8 million and $12.0 million, respectively, an increase of $3.9 million or 32.3%.  For the nine months ended January 31, 2021 and 2020, gross margins were 48.1% and 48.8%, respectively. The increase in cost of oncology services for the nine month period was mainly due to an increase in compensation, lab supply, and outsourced lab service expenses. With the exception of outsourced lab services, the overall expense increase is generally in line with the expected contribution based on the growth in revenue, study volume, and expansion into new services. Gross margin varies based on timing differences between expense and revenue recognition and was negatively impacted by the increase in costs on growing study volume in advance of revenue recognition. The cost of outsourced lab services amplified this impact.
 Research and Development

Research and development expenses for the three months ended January 31, 2021 and 2020 were $1.9 million and $1.4 million, respectively, an increase of approximately $488,000 or 35.1%. Research and development expenses for the nine months ended January 31, 2021 and 2020 were $5.1 million and $4.0 million, respectively, an increase of approximately $1.1 million or 27.0%.  The increase for the three and nine month periods is mainly due to increased compensation and lab supply expense as we continued to develop new service capabilities and endpoint testing analysis. Additionally, we incurred sequencing costs as our investment in characterizing our TumorBank continues, adding valuable data to our platform.

Sales and Marketing

Sales and marketing expenses for the three months ended January 31, 2021 and 2020 were $1.5 million and $1.3 million, respectively, an increase of $185,000, or 14.2%. Sales and marketing expenses for the nine months ended January 31, 2021 and 2020 were $4.0 million and $3.2 million, respectively, an increase of $893,000, or 28.3%. The increase for the three and nine month periods is mainly due to compensation expense driven by the continued investment in expanding our business development team.

General and Administrative

General and administrative expenses for the three months ended January 31, 2021 and 2020 were $1.8 million and $1.6 million, an increase of $280,000, or 18.0%. General and administrative expenses for the nine months ended January 31, 2021 and 2020 were $4.7 million and $4.1 million, respectively, an increase of $568,000, or 13.8%. General and administrative expenses are primarily comprised of compensation, insurance, professional fees, IT, and depreciation and amortization expenses and have increased to support the overall infrastructure growth of the company.

Inflation

Inflation does not have a meaningful impact on the results of our operations.

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash provided by operating activities was $299,000 and $360,000 for the nine months ended January 31, 2021 and 2020, respectively. The decrease in cash from operating activities during the current period was primarily due to a reduction in our accounts payable along with changes in other working capital accounts in the ordinary course of business.

Cash Flows from Investing Activities

Net cash used in investing activities was $2.3 million and $693,000 for the nine months ended January 31, 2021 and 2020, respectively. Cash used in investing activities was primarily related to the purchase of lab equipment and the development of software required for the Company's new products and services.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.1 million for the nine months ended January 31, 2021 compared to $378,000 for the nine months ended January 31, 2020, respectively. Cash provided in financing activities resulted from an increase in option exercises during the current period.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based on that evaluation, our management, including our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of January 31, 2021 at the reasonable assurance level in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

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

CHAMPIONS ONCOLOGY, INC.
(Registrant)

Date: March 15, 2021	By:	/s/ Ronnie Morris
Ronnie Morris
Chief Executive Officer
(principal executive officer)

Date: March 15, 2021	By:	/s/ David Miller
David Miller
Chief Financial Officer
(principal financial and accounting officer)