Form 10-K
period 2021-04-30
CHAMPIONS ONCOLOGY, INC.
filed 2021-07-26
CIK 771856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2021
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

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 31, 2020 was $50.1 million based on the closing price of the Registrant’s common stock as quoted on the Nasdaq Capital Market as of that date.

The number of shares of common stock of the Registrant outstanding as of July 16, 2021 was 13,415,066.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2021 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Form 10-K.

INDEX TO FORM 10-K
FOR THE YEAR ENDED APRIL 30, 2021

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

PART I

Item 1. Business

Overview

We are a technology-enabled research organization engaged in creating transformative technology solutions to be utilized in drug discovery and development. Our research center operates in both regulatory and non-regulatory environments and consists of a comprehensive set of computational and experimental research platforms. Our pharmacology, biomarker, and data platforms are designed to facilitate drug discovery and development at lower costs and increased speeds.

At the core of our research platforms is our unique, proprietary bank of Patient Derived Xenograft (PDX) models. This preeminent bank of PDX models is deployed into advanced in vivo and ex vivo pharmacology platforms, providing an enhanced level of insight into therapeutic programs. We currently have approximately 1,500 PDX Models in our TumorBank that we believe reflect the characteristics of patients who enroll in clinical trials (late stage, pretreated and metastatic). This characteristic of our TumorBank is an important differentiator to other established PDX banks. We implant and expand these tumors in mice, which allows for future studies and additional characterization of the tumor. Additional analytical and pharmacology experimental platforms are also available to augment the information gained from studies performed.

The PDX bank is highly characterized at the molecular, phenotypic and pharmacological levels, which provides a differentiated layer of data for our large oncology dataset (the “Datacenter”). The Datacenter combines our proprietary dataset with other large publicly available datasets. This dataset currently includes approximately 3,500 molecular datasets (genomics, transcriptomics, proteomics, phosphor-proteomics), approximately 3,000 clinical drug responses, approximately 3,500 in vivo drug responses, and the accompanying clinical information on the patients from which they were derived (pre and post tumor sample acquisition of drug treatments and responses, age, gender, ethnicity, tumor stage, tumor grade, location of tumor biopsy, histology, etc.) derived from our TumorBank. One unique feature of this proprietary dataset is the fact that it is derived from a living TumorBank. This allows us to continue characterizing the TumorBank over time, and increasing the depth of characterization of the accumulated data. The combination of the breadth and depth of the TumorBank, and associated characterization, drives the value of our Datacenter. The Datacenter also includes approximately 20,000 publicly available datasets including genomics, transcriptomics, proteomics, and functional genomics, and patient outcome. This Datacenter facilitates our computational approach to drug discovery and provides the foundation to our Software as a Service ("SaaS") offerings. Collectively, our computational and experimental research platforms enable a more rapid and precise approach to drug discovery and development.

Through our technology platforms, we have designed an ecosystem of business lines consisting of:

•The sale of research services utilizing our innovative research platforms to biopharmaceutical companies
•The sale of oncology research Software as a Service ("SaaS") tools to cancer research scientists
•The discovery and development of novel oncology therapeutics

Translational Oncology Solutions (TOS) Business
Research Services

Our research services utilize our research center to assist pharmaceutical and biotechnology companies with their drug development process. We perform studies which we believe may predict the efficacy of experimental oncology drugs or approved drugs as stand-alone therapies or in combination with other drugs and can stimulate the results of human clinical trials. These studies include in vivo studies that rely on implanting multiple tumors from our TumorBank in mice and testing the therapy of interest on these tumors. Studies may also include bioinformatics analysis that reveal the differences in the genetic signatures of the tumors that responded to a therapy as compared to the tumors that did not respond. Our studies can be used to determine which types of cancer, if any, may be inhibited by a drug. The studies can also be used to identify specific sub-populations, often characterized by particular genetic mutations that are differentially sensitive or resistant to a drug or drug combination. Additionally, we provide computational or experimental support to identify novel therapeutic targets, select appropriate patient populations for clinical evaluation, identify potential therapeutic combination strategies, and develop biomarker hypothesis of sensitivity or resistance. These studies include the use of our in vivo, ex vivo, analytical and computational platforms.

Increasing the breadth of the TumorBank is an important strategic effort of the Company. We invest significant research and development resources to increase the number of PDX Models in our TumorBank and add unique and different sub-types of cancer that are not historically addressed. This effort also allows us to build highly valuable PDX models derived from patients with resistance to specific therapies or important molecular annotations. We also invest significant resources to increase the depth of characterization of the TumorBank. For each model, this characterization includes phenotypic analysis, molecular analyses, and pharmacologic analysis. This depth of characterization, in an individual tumor basis, is unique and not widely available.

We have performed studies for approximately 500 different pharmaceutical and biotechnology companies over the past ten years, have a high rate of repeat business, and contract with pharmaceutical and biotechnology companies across North America, Europe and Asia. Studies are performed in a preclinical non-regulatory environment, as well as a Good Clinical Regulatory Practice (GCLP) regulatory environment for clinical evaluation. Typical studies are in the $100,000 price range, with an increasing number of studies in the $250,000 to $500,000 range. Studies performed in a regulatory environment can be much larger than those performed within a non-regulatory environment. Revenue from this business has grown at an average annual growth rate of 30% since 2015 and represents the primary source of our current revenue stream.

Software As A Service (SaaS) Business

Our SaaS business, launched in fiscal year 2021, is centered around our proprietary software platform and data tool, Lumin Bioinformatics ("Lumin”), which contains comprehensive information derived from our research services and clinical studies and is sold to customers on an annual subscriptions basis. Our software development teams consist of bioinformatics scientists, mathematicians as well as software engineers. Lumin leverages Champions’ large Datacenter coupled with analytics and artificial intelligence to provide a robust tool for computational cancer research. It is the combination of the Datacenter and the analytics that create a unique foundation for Lumin. Insights developed using Lumin can provide the basis for biomarker hypotheses, reveal potential mechanisms of therapeutic resistance, and guide the direction of additional preclinical evaluations.

Drug Discovery and Development Business

Our nascent drug discovery and development business leverages the computational and experimental capabilities within our platforms. Our discovery strategy utilizes our Datacenter, coupled with artificial intelligence and other advanced computational analytics, to identify novel therapeutic targets. We then employ the use of our proprietary experimental platforms to rapidly validate these targets for further drug development efforts. Our efforts center around three areas of focus:

1.Targeted therapy with drug conjugates
2.Immune oncology
3.Cell therapy

Our drug discovery and development business is dependent on a dedicated research and development team, made up of computational and experimental scientists. Importantly, the scientific teams within our Drug Discovery and Development teams are appropriately segregated from our other businesses.

We have a rich pipeline of targets at various stages of discovery and validation, with a select group that has progressed to therapeutic development. Our commercial strategy for the validated targets and therapeutics established from this business is wide-ranging and still being developed. It will depend on many factors, and will be specific for each target or therapeutic area identified.

Our sales and marketing efforts are dependent on a dedicated sales force of approximately 36 professionals that sell our services directly to pharmaceutical and biotechnology companies. Our research services team is focused on identifying and selling studies to new customers as well as increasing our revenue from our existing customer base. We spend significant resources in informing our customers and reaching out to new contacts within companies that we currently serve. These efforts are aimed at moving our customers along the adoption curve for our research platforms, thereby increasing the number of studies and the average study size. Our success in these efforts is demonstrated by the growing number of customers who have increased their annual spend on our services over the past three years.

Our SaaS business development team is focused on identifying and selling subscriptions to new customers, ensuring a high level of use from these subscribers, and increasing our revenue from existing customers through the use of our cloud computing environment. Our sales approach is based on in informing our current research services customers and reaching out to new contacts within companies that we currently serve.

For the year ended April 30, 2021, revenues from our products and services totaled approximately $40.9 million, an increase of approximately 28% from the previous year.

Our Current Strategy

Our strategy is to use our various platform technologies to drive multiple synergistic revenue streams. We continue to build upon this with investments in research and development. Our enterprise strategy consists of the following:

•Establish a global leadership position in oncology research
•A focus on bringing better drugs to patients faster
•Leading innovation in oncology research and development platforms
•Cultivating a solid reputation for the quality of data acquisition and interpretation
•Collaborations across the global biopharma landscape
•Profitable growth across all business lines

Our Growth and Expansion Strategy

Our strategy is to continue to use our various platform technologies to drive multiple synergistic revenue streams.

Our strategy for growth has multiple components:
•Growing our TumorBank: We grow our TumorBank in two ways. First, leverage a medical affairs team that works with a well established clinical network to facilitate access to patients diagnosed with prioritized tumors subtypes. Second, we utilize our legacy Personalized Oncology Services business to establish novel PDX models from patients who use this service. The PDX models are then deeply characterized at the phenotypic, molecular, and pharmacologic levels. This data characterization is then added to our DataCenter.
•Adding new experimental technologies: The fields of oncology research and drug development are evolving rapidly. To keep up with new approaches, we continuously add new technologies to platform. We are currently investing in developing additional proprietary pharmacology platforms aimed at enhancing the scientific output and driving innovation in the oncology research sector. We are also investing in the acquisition of sophisticated analytical platforms which allow scientists to derive deeper insights when using our pharmacology platforms. Once these experimental technologies are established they are made available to our research and development and target discovery teams.
•Continued development of computational power: We have developed sophisticated and innovative computational approaches. We continue to invest in the development of novel artificial intelligence, data structures, and analytics. Our goal is to leverage our unique Datacenter to establish elegant ways to better understand the molecular dynamics of cancer, and the development novel therapeutics.

Competition

Champions currently competes in three different markets:

Research Services: Pharmaceutical companies rely on outsourcing preclinical studies to Clinical Research Organizations ("CROs"). Competition in this industry is intense and based significantly on scientific, technological, and market forces, which include the effectiveness of the technology and products and the ability to commercialize technological developments. The Company faces significant competition from other healthcare companies in the United States and abroad. The majority of these competitors are, and will be, substantially larger than the Company, and have substantially greater resources and operating histories. There can be no assurance that developments by other companies will not render our products or technologies obsolete or non-competitive or that we will be able to keep pace with the technological or product developments of our competitors. These companies, as well as academic institutions, governmental agencies, and private research organizations also compete with us in recruiting and retaining highly qualified scientific, technical and professional personnel and consultants.

SaaS: There are two important components of Lumin Bioinformatics: the Datacenter and the Analytics. While we feel our Datacenter is unique, there are a large number of publicly available datasets that can be accessed free of charge for computational research. This publicly available data repertoire is constantly growing as academic labs publish results. We continue to find ways to differentiate our dataset, however there can be no assurance that developments by other companies or academic institutions in data curation will not render our Datacenter obsolete or non-competitive. The second component of Lumin Bioinformatics is the data analytics. While there are a minimal number of software solutions that offer the degree of analytics available within Lumin Bioinformatics, the know-how and workflows of these analytics are well established in bioinformatics labs across academia and the biopharmaceutical industry. As a result, the barrier to entry for developing a SaaS tool leveraging these analytics is relatively low.

Drug Discovery and Development: Our Drug Discovery and Development business places us in a good position of also competing against the same customers of our Research Services and/or SaaS businesses: the global biopharmaceutical industry. The global oncology drug market is estimated to be $85B. Competition in this industry is strong and based significantly on scientific and technological forces, which rely solely on the effectiveness of therapeutics designed to treat cancer. The Company faces significant competition from other biopharmaceutical companies in the United States and abroad. The competitors have a wide range of strategic and operational approaches. Our business strategy is to work with differentiated therapeutic targets and research areas. However, given the intense degree of privacy from our competitors, we cannot guarantee that others within the industry are not also working on these targets. Further, some competitors will operate with no laboratory or experimental operations, while others will have varying degrees of laboratory space and experimental capabilities. There can be no assurance that developments by other companies will not render experimental platforms obsolete or non-competitive or that we will be able to keep pace with the technological or product developments of our competitors. These companies, as well as academic institutions, governmental agencies, and private research organizations also compete with us in recruiting and retaining highly qualified scientific, technical and professional personnel and consultants.

Research and Development

For the years ended April 30, 2021 and 2020, we spent approximately $7.2 million and $5.9 million, respectively, to further develop our platforms. We continue to expand our TumorBank via the inclusion of tumor tissue and implanted models through research collaborations and relationships with hospitals and academic institutions. Our research and development efforts were focused on increasing our understanding of our TumorGraft models, their clinical predictability, improving growth and tumor take rates, and other biological and molecular characteristics of the models. We are investing in developing additional proprietary pharmacology platforms aimed at enhancing the scientific output and driving innovation in the oncology research sector.

We are also investing in the acquisition of sophisticated analytical platforms which allow scientists to derive deeper insights when using our pharmacology platforms.

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

Human Capital Resources

As of July 16, 2021, we had 194 full-time employees, including 61 with doctoral or other advanced degrees.  Of our workforce, 143 employees are engaged in research and development and laboratory operations, 36 employees are engaged in sales and marketing, and 15 employees are engaged in finance and administration.

We believe that our future success will depend, in part, on our ability to continue to attract, hire, and retain qualified personnel. We continue to seek additions to our science and technical staff, although the competition for such personnel in the pharmaceutical and biotechnology industries is intense. Attracting, developing, and retaining skilled and experienced employees in our industry is crucial to our ability to compete effectively. Our ability to recruit and retain such employees depends on a number of factors, including our corporate culture and work environment, our corporate philosophy, internal talent development and career opportunities, and compensation and benefits.

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

Available Information

Our internet website address is www.championsoncology.com.  Information on our website is not part of this Annual Report. Through our website, we make available, free of charge, access to all reports filed with the United States Securities and Exchange Commission, or SEC, including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our Proxy Statements on Schedules 14A and amendments to those reports, as filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  Copies of any materials we file with, or furnish to, the SEC can also be obtained free of charge through the SEC’s website at http://www.sec.gov.

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

For the years ended April 30, 2021 and 2020, the Company had net income of approximately $362,000 and a net loss of approximately $2,093,000, respectively.  As of April 30, 2021, the Company has an accumulated deficit of approximately $72.5 million. As of April 30, 2021, we had working capital of $1.4 million and cash of $4.7 million. We believe that our cash on hand, together with future improved cash flows from operations, are adequate to fund our operations through at least August 2022.

The amount of our income or losses and liquidity requirements may vary significantly from year-to-year and quarter-to-quarter and will depend on, among other factors:

•the cost of continuing to build out our TumorGraft bank;
•the cost and rate of progress toward growing our technology platforms;
•the cost and rate of progress toward building our business units;
•the cost of increasing our research and development;
•the cost of renting our laboratory and animal testing facilities and payment for associated services;
•the timing and cost of obtaining and maintaining any necessary regulatory approvals;
•the cost of expanding and building out our infrastructure; and
•the cost incurred in hiring and maintaining qualified personnel.

Currently, the Company derives revenue primarily from research services, while pursuing efforts to further develop its SaaS and drug discovery business units. We are investing resources to further grow our sales of all of our business units.

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

In order to grow revenues, we must invest capital to implement our sales and marketing efforts and to successfully develop our technology platforms. Our sales and marketing efforts may never generate significant increases in revenues or achieve profitability and it is possible that we will be required to raise additional capital to continue our operations. If we must devote a substantial amount of time to raising capital, it will delay our ability to achieve our business goals within the time frames that we now expect, which could increase the amount of capital we need. In addition, the amount of time expended by our management on fundraising distracts them from concentrating on our business affairs. If we require additional capital and are not successful in raising the needed capital, we may have to cease operations.

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

Our research services are performed in laboratories that are subject to state regulation and licensure requirements. Such regulation and requirements are subject to change, and may result in additional costs or delays in providing our products to our customers. In addition, the healthcare industry in general is highly regulated in the United States at both the federal and state levels. We seek to conduct our business in compliance with all applicable laws, but many of the laws and regulations potentially applicable to us are vague or unclear. These laws and regulations may be interpreted or applied by an authority in a way that could require us to make changes in our business. We may not be able to obtain all regulatory approvals needed to operate our business or sell our products. If we fail to do so, we could be subject to civil and criminal penalties or fines or lose the authorizations necessary to operate our business, as well as incur additional liabilities from third parties. If any of these events happened, they could hurt our business and financial results.

If our laboratory facilities are damaged or destroyed, or we have a dispute with one of our landlords, our business would be negatively affected.

We currently utilize several office suites where our laboratories are located within one facility in Rockville, Maryland. If this facility was to be significantly damaged or destroyed, we could suffer a loss of our ongoing and future drug studies, as well as our TumorBank. In addition, we lease the laboratories from a third party. If we had a dispute with our landlord or otherwise could not utilize our space, it would take time to find and move to a new facility, which could negatively affect our results of operations.

Any health crisis impacting our colony of laboratory mice could have a negative impact on our business.

Our research services operations depend on having a colony of live mice available. If this population experienced a health crisis, such as a virus or other pathogen, such crisis would affect the success of our existing and future business, as we would have to rebuild the population and repeat current studies.

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

We have identified that there is a material weaknesses in our internal control over financial reporting, which if not remediated, could materially adversely affect our ability to timely and accurately report our results of operations and financial condition. This material weakness has not been fully remediated as of the filing date of this Form 10-K. If we fail to maintain an effective system of internal controls, the accuracy and timing of our financial reporting may be adversely affected.

As described in “Part II, Item 9A - Controls and Procedures,” of this Form 10-K we have concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. It is necessary for us to maintain effective internal control over financial reporting to prevent fraud and errors and to maintain effective disclosure controls and procedures so that we can provide timely and reliable financial and other information.

Specifically, our risk assessment procedures over certain of our contractual arrangements requiring the payment of royalties for the licensing of technology from third-parties did not adequately identify the risks and consider the Company's obligations based on the recognition of oncology services revenue. As a result, the Company had missing process level controls over the review of royalty arrangements and the timely determination and recognition of related liabilities.

As further described in Part II, Item 9A in this Annual Report on Form 10-K, while we are in the process of implementing a remediation plan to remediate this material weakness, there can be no assurance that this will not occur in future reports. We may identify additional material weaknesses in our internal control over financial reporting in the future. If we are unable to remediate this material weakness or we identify additional material weaknesses in our internal control over financial reporting in the future, our ability to analyze, record and report financial information accurately, to prepare our financial statements within the time periods specified by the rules.

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

The healthcare industry has been characterized by frequent litigation regarding patent and other intellectual property rights. Patent applications are maintained in secrecy in the United States and also are maintained in secrecy outside the United States until the application is published. Accordingly, we can conduct only limited searches to determine whether our technology infringes the patents or patent applications of others. Any claims of patent infringement asserted by third parties would be time-consuming and could likely:
•result in costly litigation;
•divert the time and attention of our technical personnel and management;
•require us to develop non-infringing technology; or
•require us to enter into royalty or licensing agreements.

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

Research service studies are subject to cancellation based on changes in customer’s development plans.

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

We face competition in the life science market for computational software and for bioinformatics products.

The market for our computational software platform for the life science market is competitive. We currently face competition from other scientific software providers, larger technology and solutions companies, in-house development by our customers and academic and government institutions, and the open-source community. Some of our competitors and potential competitors have longer operating histories in certain segments of our industry than we do and could have greater financial, technical, marketing, research and development, and other resources. We could also face competition from open-source software initiatives, in which developers provide software and intellectual property free over the Internet. In addition, some of our customers spend significant internal resources in order to develop their own software. There can be no assurance that our current or potential competitors will not develop products, services, or technologies that are comparable to, superior to, or render obsolete, the products, services, and technologies we offer. There can be no assurance that our competitors will not adapt more quickly than we do to technological advances and customer demands, thereby increasing such competitors' market share relative to ours. Any material decrease in demand for our technologies or services may have a material adverse effect on our business, financial condition, and results of operations.

Drug development programs, particularly those in early stages of development, may never be commercialized.

Our future success depends, in part, on our ability to select successful product candidates, complete preclinical development of these product candidates and advance them to and through clinical trials. Early-stage product candidates in particular require significant investment in development, preclinical studies and clinical trials, regulatory clearances and substantial additional investment before they can be commercialized, if at all.

Our research and development programs may not lead to commercially viable products for several reasons, and are subject to the risks and uncertainties associated with drug development. For example, we may fail to identify promising product candidates, our product candidates may fail to be safe and effective in preclinical tests or clinical trials, or we may have inadequate financial or other resources to pursue discovery and development efforts for new product candidates. From time to time, we may establish and announce certain development goals for our product candidates and programs, including. However, given the complex nature of the drug discovery and development process, it is difficult to predict accurately if and when we will achieve these goals. If we are unsuccessful in advancing our research and development programs into clinical testing or in obtaining regulatory approval, our long-term business prospects will be harmed.

Drug discovery programs, particularly those in early stages of development, may never be commercialized.

Our future success in drug discovery depends,, in part, on our ability to select successful product candidates, complete preclinical development of these product candidates and advance them to and through clinical trials. Early-stage product candidates in particular require significant investment in development, preclinical studies and clinical trials, regulatory clearances and substantial additional investment before they can be commercialized, if at all.

Our research and development programs related to drug discovery may not lead to commercially viable products for several reasons, and are subject to the risks and uncertainties associated with drug development. For example, we may fail to identify promising product candidates, our product candidates may fail to be safe and effective in preclinical tests or clinical trials, or we may have inadequate financial or other resources to pursue discovery and development efforts for new product candidates. From time to time, we may establish and announce certain development goals for our product candidates and programs. However, given the complex nature of the drug discovery and development process, it is difficult to predict accurately if and when we will achieve these goals. If we are unsuccessful in advancing our research and development programs into clinical testing or in obtaining regulatory approval, our long-term business prospects will be harmed.

Impairment of goodwill or other long term assets may adversely impact future results of operations

We have intangible assets, including goodwill, and capitalized software development costs on our balance sheet. If the future growth and operating results of our business are not as strong as anticipated and/or our market capitalization declines, this could impact the assumptions used in calculating the fair value of goodwill or recoverability of our capitalized software development costs. To the extent impairment occurs, the carrying value of our assets will be written down to an implied fair value and an impairment charge will be made to our income from continuing operations. Such an impairment charge could materially and adversely affect our operating results.

Our ability to use our net operating loss carry-forwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, referred to as the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We believe that our 2016 public offering, taken together with our private placements and other transactions that have occurred over the past five years, may have triggered an “ownership change” limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards to offset U.S. federal taxable income may be subject to limitations, which potentially could result in increased future tax liability to us.

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

We may issue additional shares of common stock, which will reduce shareholders’ percentage ownership and may dilute per share value. Our certificate of incorporation authorizes the issuance of 200,000,000 shares of common stock. As of July 16, 2021, we had 13,415,066 shares of common stock issued and outstanding. The future issuance of all or part of the remaining authorized common stock would result in substantial dilution in the percentage of the common stock held by existing shareholders. The issuance of common stock for future services, acquisitions, or other corporate actions may have the effect of diluting the value of the shares held by existing shareholders, and might have an adverse effect on any market for our common stock.

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

The stock market in general and the market for biotechnology companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may not be able to sell their common stock at or above the price they paid for it. The market price for our common stock may be influenced by many factors, including:

•regulatory developments in the United States and foreign countries;
•variations in our financial results or those of companies that are perceived to be similar to us;
•changes in the healthcare payment system overseas to the degree we receive revenue from such healthcare systems overseas;
•announcements by us of significant acquisition, strategic partnerships, joint ventures or capital commitments;
•sales of significant shares of stock by large investors;
•intellectual property, product liability, or other litigation against us; and
•the other key facts described in this “Risk Factors” section.

Certain provisions of our charter and bylaws and of our contractual agreements contain provisions that could delay and discourage takeover attempts and any attempts to replace our current management by stockholders.

Certain provisions of our certificate of incorporation and bylaws, and our contractual agreements could make it difficult for or prevent a third party from acquiring control of us or changing our board of directors and management. These provisions include:

•requirements that our stockholders comply with advance notice procedures in order to nominate candidates for election to our board of directors or to place stockholders’ proposals on the agenda for consideration at meetings of stockholders; and
•in connection with private placements of our stock in 2011, 2013 and 2015, we covenanted that we would not merge or consolidate with another company unless either the transaction and the trading volume of our stock met certain thresholds and qualifications or we obtained the consent of certain of the investors who purchased our stock in those private placements.

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

Collectively, our officers, our directors and three significant stockholders own or exercise voting and investment control of approximately 55% of our outstanding common stock as of July 16, 2021. As a result, investors may be prevented from affecting matters involving our company, including:
•the composition of our board of directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;
•any determinations with respect to mergers or other business combinations;
•our acquisition or disposition of assets; and
•our corporate financing activities.
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

A pandemic, epidemic, or outbreak of an infectious disease in the United States or elsewhere may adversely affect our business and we are unable to predict the potential impact.

We are subject to risks related to public health crises such as the global pandemic associated with COVID-19. In December 2019, a novel strain of coronavirus, COVID-19, was first identified in Wuhan, China. The global spread of COVID-19 from China resulted in the World Health Organization declaring the outbreak a “pandemic,” or a worldwide spread of a new disease, in early 2020. This virus eventually spread world wide to most countries, and to all 50 states within the United States. In response, most countries around the world imposed quarantines and restrictions on travel and mass gatherings in an effort to contain the spread of the virus. Employers worldwide were also required to increase, as much as possible, the capacity and arrangement for employees to work remotely. More recently, many of the restrictions and travel bans have been eased or lifted completely as global society as a whole works to return to pre-pandemic business and personal practices. Although, to date, these restrictions have not materially impacted our operations, the effect on our business, from the spread of COVID-19 and the actions implemented by the governments of the United States and elsewhere across the globe, may, once again, worsen over time and we are unable to predict the potential impact on our business.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company currently leases its office and laboratory facilities under non-cancelable operating leases. Rent expense for operating leases is recognized on a straight-line basis over the lease term from the lease commencement date through the scheduled expiration date. Rent expenses totaled $1,247,000 and $955,000 for the years ended April 30, 2021 and 2020, respectively. The Company considers its facilities adequate for its current operational needs.

The Company leases the following facilities:

•One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in November 2021. The Company recognized $91,000 and $94,000 of rental costs relative to this lease for fiscal 2021 and 2020, respectively.
•1330 Piccard Drive, Suite 025, Rockville, MD 20850, which consists of laboratory and office space where the Company conducts operations related to its primary service offerings. The Company executed this lease (the "Original Premises") on January 11, 2017. The operating commencement date was August 11, 2017. This lease originally expired in August 2028.
◦On March 30, 2020, the Company executed the first amendment to this lease to expand the existing premises at 1330 Piccard Drive, Suite 025 ("Expansion Premises") to add on Suites 050 and 104. This amendment also extended the current lease term by six months. The Expansion Premises operating lease commencement date was June 1, 2020 and, under the amendment, both leases expire February 28, 2029.
◦In accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 842, "Leases", the Company evaluated the first amendment and also performed a reassessment of the existing lease for Suite 025 to determine the impact of the six-month term extension. As a result of this assessment, the Company recognized an additional operating right of use ("ROU") asset and related operating lease liability for Suite 025 of $118,000 and $125,000, respectively, as well as an incremental net rent expense of $8,000 during the three months ended July 31, 2020. The Company did not recognize the incremental rental expense under this amendment during fiscal 2020 as the Expansion Premises lease commencement date was during fiscal 2021.
◦Upon the Expansion Premises operating lease commencement date (June 1, 2020), the Company recognized an operating ROU asset and related operating lease liability for Suites 050 and 104 of $3.8 million, each, respectively.
◦For the leases related to the Original and Expansion Premises at Piccard Drive, the Company recognized $1,113,000 and $604,000 of rental expense for fiscal 2021 and 2020, respectively.
◦On December 22, 2020, the Company executed the second amendment to this lease to expand the existing premises at 1330 Piccard Drive, Suites 025, 050, and 104 ("Additional Expansion Premises") to add on Suite 201. The Additional Expansion Premises operating lease commencement date was April 1, 2021 and, under the second amendment, reaffirms that all three leases expire February 28, 2029. The Company recognized $43,000 of rental expense under this lease for fiscal 2021.
◦Upon the Additional Expansion Premises operating lease commencement date (April 1, 2021), the Company also recognized an operating ROU asset and related operating lease liability for Suite 201 of $3.3 million, each, respectively.
•1405 Research Boulevard, Suite 125, Rockville, Maryland 20850 (“New Location”), which consisted of laboratory and office space where the Company conducted operations related to its primary service offerings. The Company executed this lease on November 1, 2018. The operating commencement date was January 17, 2019. This lease was set to expire in April 2024. The Company terminated this lease on June 30, 2020 and transitioned its activities from this location to the Expansion Premises, as defined above, during the first quarter of fiscal 2021. Upon lease termination, the Company recognized a decrease in the related operating ROU asset and operating lease liability of approximately $850,000 and $926,000, respectively, as well as a gain on lease termination of $76,000. The Company also recognized $43,000 and $257,000 of rental expense for fiscal 2021 and 2020, respectively.

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

The table below sets forth the high and low bid prices of our common stock, as reported on Nasdaq for the periods shown:

	High	Low
Fiscal Year Ended April 30, 2021:
First quarter	$10.89	$7.46
Second quarter	9.97	7.05
Third quarter	13.45	8.30
Fourth quarter	14.68	10.06

	High	Low
Fiscal Year Ended April 30, 2020:
First quarter	$10.44	$6.40
Second quarter	7.41	5.01
Third quarter	8.80	4.98
Fourth quarter	8.49	4.02

Approximate Number of Holders of Common Stock

As of July 16, 2021 there were approximately 1,900 record holders of the Company’s common stock.

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

Overview and Recent Developments

We are a technology-enabled research organization engaged in creating transformative technology solutions to be utilized in drug discovery and development. Our research center consists of a comprehensive set of computational and experimental research platforms. Our pharmacology, biomarker, and data platforms are designed to facilitate drug discovery and development at lower costs and increased speeds. We perform studies which we believe may predict the efficacy of experimental oncology drugs or approved drugs as stand-alone therapies or in combination with other drugs and can stimulate the results of human clinical trials. These studies include in vivo studies that rely on implanting multiple tumors from our TumorBank in mice and testing the therapy of interest on these tumors. Studies may also include bioinformatics analysis that reveal the differences in the genetic signatures of the tumors that responded to a therapy as compared to the tumors that did not respond. Additionally, we provide computational or experimental support to identify novel therapeutic targets, select appropriate patient populations for clinical evaluation, identify potential therapeutic combination strategies, and develop biomarker hypothesis of sensitivity or resistance. These studies include the use of our in vivo, ex vivo, analytical and computational platforms.

We are engaged in the development and sale of advanced technology solutions and products to personalize the development and use of oncology drugs through our Translational Oncology Solutions ("TOS"). This technology ranges from computational-based discovery platforms, unique oncology software solutions, and innovative and proprietary experimental tools such as in vivo, ex vivo and biomarker platforms.  Utilizing our TumorGraft Technology Platform ("The Platform"), a comprehensive Bank of unique, well characterized models, we provide select services to pharmaceutical and biotechnology companies seeking personalized approaches to drug development. By performing studies to predict the efficacy of oncology drugs, our Platform facilitates drug discovery with lower costs and increased speed of drug development as well as increased adoption of existing drugs.

As part of our growth strategy, we launched Lumin Bioinformatics ("Lumin"), a new oncology data-driven software program, during fiscal 2021. Our Lumin software contains comprehensive information derived from our research services and clinical studies. Lumin leverages Champions’ large Datacenter coupled with analytics and artificial intelligence to provide a robust tool for computational cancer research. It is the combination of the Datacenter and the analytics that create a unique foundation for Lumin. Insights developed using Lumin can provide the basis for biomarker hypotheses, reveal potential mechanisms of therapeutic resistance, and guide the direction of additional preclinical evaluations.

Our drug discovery and development business leverages the computational and experimental capabilities within our platforms. Our discovery strategy utilizes our rich and unique Datacenter, coupled with artificial intelligence and other advanced computational analytics, to identify novel therapeutic targets. We then employ the use of our proprietary experimental platforms to rapidly validate these targets for further drug development efforts.

We have a rich pipeline of targets at various stages of discovery and validation, with a select group that has progressed to therapeutic development. Our commercial strategy for the validated targets and therapeutics established from this business is wide-ranging and still being developed. It will depend on many factors, and will be specific for each target or therapeutic area identified.

Results of Operations

The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Years Ended April 30,
	2021	% of Revenue	2020	% of Revenue	% Change

Oncology services revenue	$41,040	100.0%	$32,123	100.0%	27.8%

Costs and operating expenses:
Cost of oncology services	21,446	52.3	17,000	52.9	26.2
Research and development	7,196	17.5	5,853	18.2	22.9
Sales and marketing	5,520	13.5	4,242	13.2	30.1
General and administrative	6,512	15.9	6,614	20.6	(1.5)
Goodwill Impairment	—	—	335	1.0	100.0

Total costs and operating expenses	40,674	99.2	34,044	106.0	19.5

Income (loss) from operations	$366	0.8%	$(1,921)	(6.0)%	(119.1)%

Oncology Services Revenue

Oncology services revenue, which is primarily derived from research services, was $41.0 million and $32.1 million, for the years ended April 30, 2021 and 2020 respectively, an increase of $8.9 million, or 27.8%. The increase in revenue is due to increased sales, both in number and size of studies, and the expansion of both our platform and product lines. Additionally, customers are seeking more complex study designs and end point analysis testing, leading to larger contracts, which contributed to revenue growth.

Cost of Oncology Services

Cost of oncology services were $21.4 million and $17.0 million for the years ended April 30, 2021 and 2020, respectively, an increase of $4.4 million or 26.2%. For the years ended April 30, 2021 and 2020, gross margins were 47.7% and 47.1%, respectively. The expense increase was mostly a function of an increase in variable costs in conjunction with the growth in revenue, study volume, and expansion into new services. The increase was primarily from the following expense categories, compensation, lab supply, and outsourced lab service expenses. Gross margin varies based on timing differences between expense and revenue recognition and was pressured by outsourced lab services, in addition to the increase in costs on growing study volume ahead of revenue recognition.

 Research and Development

Research and development expense was $7.2 million and $5.9 million for the years ended April 30, 2021 and 2020, respectively, an increase of $1.3 million or 22.9%. The increase is mainly due to the investment in new service capabilities and our discovery programs with the increase coming primarily from compensation and lab supply expenses. Additionally, we incurred costs stemming from our investment in adding valuable data to our platform.

Sales and Marketing

Sales and marketing expense was $5.5 million and $4.2 million for the years ended April 30, 2021 and 2020, respectively, an increase of $1.3 million or 30.1%. The increase is mainly due to compensation expense driven by the continued expansion of our research services business development team and the addition of a SaaS business development team.

General and Administrative

General and administrative expense was $6.5 million and $6.6 million for the years ended April 30, 2021 and 2020, respectively, a decrease of $102,000, or (1.5)%. General and administrative expenses were primarily comprised of compensation, insurance, professional fees, IT, and depreciation and amortization expenses. In 2020, the CEO received a one time remuneration for salary not taken in prior years, resulting in the general and administrative expenses decrease in 2021. Excluding the one-time payment, general and administrative expenses increased $650,000 which was used to support the overall infrastructure growth of the company.

Goodwill Impairment

We recognized an impairment on goodwill of zero and $335,000 for the years ended April 30, 2021 and 2020, respectively. As a result of our annual evaluation of goodwill impairment for the year ended April 30, 2020, the Company determined that the recording of the impairment charge was warranted. This charge was attributable to the expected decline in the Company's POS business operations.

Other Income (Expense)

Other income was $71,000 and other expense was $42,000 for the years ended April 30, 2021 and 2020, respectively. Other income for the year ended April 30, 2021 was primarily attributable to a $72,000 gain on operating lease termination. Other expense in the prior year resulted from foreign currency transaction losses and fees offset by a gain on disposal of equipment.

Inflation

Inflation does not have a meaningful impact on the results of our operations.

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our cash on hand, working capital management, proceeds from certain private placements and public offerings of our securities and sales of products and services. For the years ended April 30, 2021 and 2020, the Company had net income of approximately $362,000 and a net loss of $2.1 million, respectively. As of April 30, 2021, the Company had an accumulated deficit of approximately $72.5 million, working capital of $1.4 million and cash of $4.7 million. We believe that our cash on hand, together with future improved cash flows from operations, are adequate to fund operations through at least August 2022. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash (used in) provided by operating activities was ($1.7) million and $2.9 million for the years ended April 30, 2021 and 2020, respectively. The decrease in cash provided of ($4.6) million relates primarily to an increase in our accounts receivable and prepaid expenses and a decrease in our accounts payable despite the increase in total expenses. The changes in these working capital accounts were in the course of ordinary business operating activities.

Cash Flows from Investing Activities

Net cash used in investing activities was $3.2 million and $2.2 million for the years ended April 30, 2021 and 2020, respectively. The increase in cash used was for the investment in additional lab equipment and software development.

Cash Flows from Financing Activities

Net cash provided by financing activities was $1.2 million and $4.4 million for the years ended April 30, 2021 and 2020, respectively. Cash flows provided by financing activities was due to exercises of stock options and decreased from the prior year due to lower volume of exercises of options and warrants.

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

Revenue Recognition

The Company accounts for revenue under the Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers In accordance with ASC 606, revenue is now recognized when, or as, a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services.

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

We have one reportable segment. The Company assesses goodwill impairment by business unit. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of the businesses.  Future events, including but not limited to continued declines in economic activity, loss of contracts or a significant number of customers, or a rapid increase in costs or capital expenditures, could cause us to conclude that impairment indicators exist and that goodwill is impaired. For the year ended April 30, 2021, the Company's annual assessment did not result in any impairment indicators. The Company recognized goodwill impairment for the years ended April 30, 2021 and 2020 of $0 and $335,000, respectively. As of April 30, 2021 and 2020, goodwill was $335,000.

Accounting for Income Taxes

We use the asset and liability method to account for income taxes.  Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  In preparing the consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate.  This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, goodwill and losses for tax and accounting purposes.  These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within the consolidated balance sheet.  We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established.  To the extent a valuation allowance is established or increased in a period, we include an expense within the tax provision of the consolidated statements of operations.  As of April 30, 2021 and 2020, we have established a full valuation allowance for all deferred tax assets.

As of April 30, 2021 and 2020, we recognized a liability for uncertain tax positions on the balance sheet relative to foreign operations in the amount of $181,000 and $178,000, respectively. We do not anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.  Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. The Company has accrued $3,000 for penalties and interest during the year ended April 30, 2021.

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

Accounting Pronouncements Being Evaluated

    In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses". This update requires immediate recognition of management’s estimates of current expected credit losses ("CECL"). Under the prior model, losses were recognized only as they were incurred. The new model is applicable to all financial instruments that are not accounted for at fair value through net income. The standard is effective for fiscal years beginning after December 15, 2022 for public entities qualifying as smaller reporting companies. Early adoption is permitted. We are currently assessing the impact of this update on our consolidated financial statements and have not yet determined the impact on our consolidated financial statements.

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

Recently Adopted Accounting Pronouncements

    In February 2016, the FASB issued ASU No. 2016-02, "Leases", (Topic 842), which required the Company to recognize lease assets and lease liabilities (related to leases previously classified as operating under previous U.S. GAAP) on its consolidated balance sheet for all leases in excess of one year in duration. The ASU was effective for the Company on May 1, 2019. The Company elected to adopt ASU 2016-02 using the modified retrospective method and, therefore, have not recast comparative periods presented in its unaudited consolidated financial statements. As permitted under ASU 2016-02, the Company elected to account for the non-lease components together with the lease components as a single lease component. The Company recorded an operating lease right-of-use ("ROU") asset of $3.2 million, net of deferred rent of $900,000 and an operating lease liability of $4.1 million as of May 1, 2019. Refer to "Note 12. Leases" for additional information.

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

In August 2018, the FASB issued ASU 2018-15, which amends ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software, to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement ("CCA") that is a service contract. This update aligns the accounting for costs incurred to implement a CCA that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The update is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted this guidance on May 1, 2020 and it's impact was captured within its current year consolidated financial statements.

    In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (ASC 820) — Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes certain disclosures, modifies certain disclosures and adds additional disclosures. ASU 2018-13 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. The Company adopted this guidance on May 1, 2020 and it did not have an impact on its consolidated financial statements.

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

None.

Item 9A. Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Company’s management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, as amended (the “Exchange Act”) as of April 30, 2021. In designing and evaluating our disclosure controls and procedures. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the relationship between the benefit of desired controls and procedures and the cost of implementing new controls and procedures. Based upon this evaluation, the Company’s management, including our Chief Executive Officer and Chief Financial Officer concluded that, as of April 30, 2021, due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective.

Notwithstanding such material weakness in internal control over financial reporting, our management concluded that our consolidated financial statements in this Annual Report on Form 10-K present fairly, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”).

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed by, or under the supervision of Company management, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management has assessed the effectiveness of our internal control over financial reporting as of April 30, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment of those criteria, we identified the following deficiencies in our internal control described below.

Our risk assessment procedures over certain of our contractual arrangements requiring the payment of royalties for the licensing of technology from third-parties did not adequately identify the risks and consider the Company’s obligations based on the recognition of oncology services revenue. As a result, the Company had missing process level controls over the review of royalty arrangements and the timely determination and recognition of related liabilities.

Although no material misstatements were identified in our consolidated financial statements, these control deficiencies resulted in immaterial misstatements to our previously issued consolidated financial statements which have been corrected in the consolidated financial statements included in the Form 10-K for our fiscal year ended April 30, 2021.

However, the control deficiencies create a reasonable possibility that a material misstatement in the Company’s consolidated financial statements will not be prevented or detected on a timely basis and we concluded that our internal control over financial reporting as of April 30, 2021, was not effective due to a material weakness in internal control.

Remediation Plan

The Company’s management had begun to design and implement certain measures to address the above-described material weakness and enhance the Company’s internal control in order to remediate this material weakness. As part of our remediation measures, the Company will implement plans to enhance the Company’s process and controls including ensuring adequate identification and review of royalty agreement terms and obligations.

Changes in Internal Controls

Other than the material weakness identified above, there were no other changes in the Company’s internal controls over financial reporting during the quarter ended April 30, 2021, that materially affected, or were reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our 2021 Proxy Statement and such information is incorporated herein by this reference.

Item 11. Executive Compensation

The information required by this item will be contained in our 2021 Proxy Statement and such information is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our 2021 Proxy Statement and such information is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our 2021 Proxy Statement and such information is incorporated herein by this reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be contained in our 2021 Proxy Statement and such information is incorporated herein by this reference.

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

4.1
Description of Registered Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed July 28, 2020)
(incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed July 28, 2020)

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

CHAMPIONS ONCOLOGY, INC.

July 26, 2021	/s/ RONNIE MORRIS
Ronnie Morris
Chief Executive Officer
(principal executive officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONNIE MORRIS	Chief Executive Officer and Director	July 26, 2021
Ronnie Morris	(principal executive officer)

/s/ DAVID MILLER	Chief Financial Officer	July 26, 2021
David Miller	(principal financial and accounting officer)

/s/ JOEL ACKERMAN	Director,	July 26, 2021
Joel Ackerman	Chairman of the Board of Directors

/s/ DAVID SIDRANSKY	Director	July 26, 2021
David Sidransky

/s/ ROBERT BRAININ	Director	July 26, 2021
Robert Brainin

/s/ SCOTT R. TOBIN	Director	July 26, 2021
Scott R. Tobin

/s/ DANIEL MENDELSON	Director	July 26, 2021
Daniel Mendelson

/s/ PHILIP BREITFELD	Director	July 26, 2021
Philip Breitfeld

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Champions Oncology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Champions Oncology, Inc. and Subsidiaries (the “Company") as of April 30, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2021 and 2020, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

As described further in Note 2 to the consolidated financial statements, revenues are primarily derived from contracts with customers to provide pharmacology services with payments based on fixed fee arrangements. The Company recognizes revenue over time using a progress-based input method that depicts the transfer of control over the life of the performance obligation. Revenue is recognized for the single performance obligation over time due to the Company's right to payment for work performed to date and the performance does not create an asset with an alternative use. Customer payments may be made in advance or on a schedule in the statement of work (“SOW”) unrelated to when revenue is recognized resulting in deferred revenue. The determination of the progress as the overall performance obligation is being completed is based on the worked performed in accordance with the SOW and requires management estimates. Pharmacology services revenues for the year ended April 30, 2021 were approximately $39.5 million.

We identified the accounting for revenue and the related deferred revenue recognized over time as a critical audit matter due to the complexity and subjectivity of management’s estimate of the progress towards completion of its projects. This in turn led to a high degree of auditor judgement and subjectivity and significant audit effort was required in performing procedures to evaluate management’s determination of the project completion progress, related costs incurred and deferred revenue.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. We obtained an understanding and evaluated the design of controls relating to the Company's revenue recognition and deferred revenue. Our audit procedures related to the recognition of revenue over time and deferred revenue included the following procedures, among others, (i) testing the Company’s estimates of project progress by evaluating the appropriate SOW and customer acceptance documentation, (ii) testing the significant assumptions used to develop the estimates of project progress pursuant to the SOW and (iii) testing completeness and accuracy of the underlying data.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2015.

EISNERAMPER LLP
Iselin, New Jersey
July 26, 2021

CHAMPIONS ONCOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30
(In Thousands except for shares)

	2021	2020
ASSETS
Current assets:
Cash	$4,687	$8,342
Accounts receivable, net	6,986	4,770
Prepaid expenses and other current assets	957	385

Total current assets	12,630	13,497

Operating lease right-of-use assets, net	8,521	2,798
Property and equipment, net	6,090	3,993
Other long term assets	15	128
Goodwill	335	335

Total assets	$27,591	$20,751

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,894	$3,140
Accrued liabilities	2,231	2,721
Current portion of operating lease liabilities	$818	$503
Current portion of finance lease	—	125
Deferred revenue	6,256	5,815

Total current liabilities	11,199	12,304

Non-current portion operating lease liabilities	8,783	3,170
Other non-current liabilities	181	178

Total liabilities	$20,163	$15,652

Stockholders' equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 13,414,066 and 12,726,728 shares issued and outstanding at April 30, 2021 and 2020, respectively	13	13
Additional paid-in capital	79,945	77,978
Accumulated deficit	(72,530)	(72,892)

Total stockholders' equity	7,428	5,099

Total liabilities and stockholders' equity	$27,591	20,751

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Share and Per Share Amounts)

	Year Ended April 30,
	2021	2020
Oncology services revenue	$41,040	$32,123

Costs and operating expenses:
Cost of oncology services	21,446	17,000
Research and development	7,196	5,853
Sales and marketing	5,520	4,242
General and administrative	6,512	6,614
Goodwill Impairment	—	335

Total costs and operating expenses	40,674	34,044

Income (loss) from operations	366	(1,921)

Other expense:
Other income (expense)	71	(42)

Income (loss) before income tax expense	437	(1,963)
Provision for income tax	75	130

Net income (loss)	$362	$(2,093)

Net income (loss) per common share outstanding
basic	$0.03	$(0.18)
and diluted	$0.02	$(0.18)

Weighted average common shares outstanding
basic	13,138,995	11,843,463
and diluted	14,573,561	11,843,463

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands except for shares)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, April 30, 2019, as reported	11,619,538	$12	—		$72,924	$(70,698)	$2,238
Impact of immaterial error correction	—	—			—	(101)	$(101)
Balance, April 30, 2019, as restated	11,619,538	$12			$72,924	$(70,799)	$2,137
Stock-based compensation expense	—	—	—	—	600	—	600
Issuance of common stock on exercise of stock options and warrants	1,107,190	1	—	—	4,454	—	4,455
Net loss	—	—	—	—	—	(2,093)	(2,093)

Balance, April 30, 2020	12,726,728	$13	—	$—	$77,978	$(72,892)	$5,099
Stock-based compensation expense	—	—	—	—	598	—	598
Issuance of common stock on exercise of stock options	687,338	—	—	—	1,369	—	1,369
Net income	—	—	—	—	—	362	362

Balance, April 30, 2021	13,414,066	$13	—	$—	$79,945	$(72,530)	$7,428

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended April 30,
	2021	2020
Operating activities:
Net income (loss)	$362	$(2,093)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	598	600
Depreciation and amortization expense	1,184	825
Gain on disposal of equipment	—	(52)
Operating lease right-of-use assets	398	403
Goodwill impairment	—	335
Gain on termination of operating lease	(75)	—
Allowance for doubtful accounts	49	277

Changes in operating assets and liabilities:
Accounts receivable	(2,265)	(670)
Prepaid expenses and other current assets	(572)	(77)
Accounts payable	(1,246)	333
Accrued liabilities	(316)	1,440
Operating lease liabilities	(242)	(235)
Other non-current liability	3	27
Deferred revenue	441	1,792

Net cash (used in) provided by operating activities	(1,681)	2,905

Investing activities:
Purchase of property and equipment	(3,281)	(2,220)
Refund of security deposit	112	—

Net cash used in investing activities	(3,169)	(2,220)

Financing activities:
Proceeds from exercise of options and warrants	1,369	4,455
Finance lease payments	(174)	(35)

Net cash provided by financing activities	1,195	4,420

Increase (decrease) in cash	(3,655)	5,105
Cash, beginning of year	8,342	3,237

Cash, end of year	$4,687	$8,342

Non-cash investing and financing activities:
Purchased equipment under finance lease	—	212
Right-of-use assets obtained in exchange for operating lease liabilities	6,121	3,201
Credit received on purchase of equipment	—	160

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Background

Champions Oncology, Inc. (the “Company”), is engaged in transforming drug discovery and development through data-driven research strategies and innovative pharmacology, biomarker and data platforms. The Company’s TumorGraft Technology Platform is a novel approach to personalizing cancer care based upon the implantation of human tumors in immune-deficient mice. The Company provides a technology platform to pharmaceutical and biotechnology companies using proprietary TumorGraft studies, which the Company believes may be predictive of how drugs may perform in clinical settings. Utilizing the TumorGraft Technology Platform (the "Platform"), a comprehensive Bank of unique, well characterized "Patient Derived XenoGrafts" (PDX) models, the Company offers multiple services to pharmaceutical and biotechnology companies seeking personalized approaches to drug development. By performing studies to predict the efficacy of oncology drugs, our Platform facilitates drug discovery with lower costs and increased speed of drug development as well as increased adoption of existing drugs.

The Company has two operating subsidiaries: Champions Oncology (Israel), Limited and Champions Biotechnology U.K., Limited. For the years ended April 30, 2021 and 2020, there were no revenues earned by these subsidiaries.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, among other things, accounts receivable realization, revenue recognition, valuation allowance for deferred tax assets, valuation of goodwill, recoverability of capitalized software development costs, and stock-based compensation and warrant assumptions.  We base our estimates on historical experience, our observance of trends in particular areas and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources.  Actual amounts could differ significantly from amounts previously estimated.

Correction of Immaterial Errors

During the preparation of its annual consolidated financial statements as of and for the year ended April 30, 2021, management determined that an adjustment was needed to correct its previously issued consolidated financial statements due to an immaterial accounting error. Specifically, the Company did not accrue for its obligation to remit royalty payments based on oncology service revenue earned in prior periods to third-parties pursuant to contractual arrangements.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result, the accompanying consolidated financial statements and the related Note 7 - Commitments and Contingencies, have been revised to correct the immaterial accounting error for the affected periods. Correction of this immaterial error resulted in an increase in accrued liabilities of approximately $101,000 with a corresponding reduction in retained earnings as of May 1, 2019, to adjust for the cumulative impact of the error as of the beginning of the earliest period presented in the accompanying consolidated financial statements.

The correction of this immaterial error also required an adjustment to the consolidated financial statements for fiscal year 2020, resulting in an increase in cost of sales and net loss and an increase in accrued liabilities and reduction in retained earnings of approximately $118,000. Management initially recorded the effect of this immaterial error of approximately $219,000 in the unaudited consolidated financial statements as of and for the three and nine month periods ended January 31, 2021. Subsequently, management determined that the correction of the immaterial error should have been reflected in the periods in which the error originated, following the approach described above.

Accordingly, the following tables summarize the effects of the immaterial error correction to the Company's consolidated financial statements as of and for the year ended April 30, 2020, and the unaudited consolidated financial statements as of and for the three and nine month periods ended January 31, 2021.

(in thousands):

	April 30, 2020

	As Previously Reported	Impact of adjustment	As Revised
Consolidated Balance Sheet
Accrued liabilities	$2,502	$219	$2,721
Total current liabilities	$12,085	$219	$12,304
Total liabilities	$15,433	$219	$15,652

Accumulated deficit	$(72,673)	$(219)	$(72,892)
Total stockholders' equity	$5,318	$(219)	$5,099

	For the year ended
	April 30, 2020
	As Previously Reported	Impact of Adjustment	Revised as
Consolidated Income Statement
Cost of oncology services	$16,882	$118	$17,000
Total costs and operating expenses	$33,926	$118	$34,044
Loss from operations	$(1,803)	$(118)	$(1,921)
Net loss	$(1,975)	$(118)	$(2,093)
Basic and diluted EPS	$(0.17)	$(0.01)	$(0.18)

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	January 31, 2021
	3 Months Ended			9 Months Ended

	(unaudited)			(unaudited)
	As Reported	Impact of Adjustment	As Revised	As Reported	Impact of Adjustment	As Revised
Consolidated Income Statement
Cost of oncology services	$4,842	$(219)	$4,623	$15,822	$(219)	$15,603
Total costs and operating expenses	$10,049	$(219)	$9,830	$29,681	$(219)	$29,462
Income from operations	$763	$219	$982	$795	$219	$1,014
Net income	$740	$219	$959	$816	$219	$1,035
Basic EPS	$0.06	$0.01	$0.07	$0.06	$0.02	$0.08
Diluted EPS	$0.05	$0.02	$0.07	$0.06	$0.01	$0.07

Consolidated Balance Sheet
Accrued liabilities	$2,426	$(219)	$2,207	$2,426	$(219)	$2,207
Total current liabilities	$11,414	$(219)	$11,195	$11,414	$(219)	$11,195
Total liabilities	$17,393	$(219)	$17,174	$17,393	$(219)	$17,174

Accumulated deficit	$(71,857)	$219	$(71,638)	$(71,857)	$219	$(71,638)
Total stockholders' equity	$7,867	$219	$8,086	$7,867	$219	$8,086

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash, and with original maturities of three months or less to be cash equivalents. As of April 30, 2021 and 2020 the Company had cash balances of $4.7 million and $8.3 million, respectively, and no cash equivalents.

Liquidity

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our cash on hand, working capital management, proceeds from certain private placements and public offerings of our securities, and sales of products and services. For the year ended April 30, 2021, the Company had net income of approximately $362,000, an accumulated deficit of approximately $72.5 million, working capital of $1.4 million and cash of $4.7 million. We believe that our cash on hand, together with future improved cash flows from operations, are adequate to fund operations through at least August 2022. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

Fair Value

The carrying value of cash, accounts receivable, prepaid expenses, deposits and other receivables, accounts payable, and accrued liabilities approximate their fair value based on the liquidity or the short-term maturities of these instruments. The fair value hierarchy promulgated by GAAP consists of three levels:

•Level one — Quoted market prices in active markets for identical assets or liabilities;
•Level two — Inputs other than level one inputs that are either directly or indirectly observable; and
•Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has no assets or liabilities that are measured at fair value on a recurring and/or non-recurring during the years ended April 30, 2021 and 2020.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and Equipment

Property and equipment is recorded at cost and primarily consists of laboratory equipment, furniture and fixtures, computer hardware and software, and internally developed software. Assets in progress include equipment or software not yet placed in service. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the various assets ranging from three to nine years. Refer to Footnote 4, "Property and Equipment" for a detailed discussion.

Leases

The Company accounts for its leases under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 842, Leases ("ASC 842"). Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheet as both a right-of-use asset ("ROU") and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. As the Company's leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term.

Impairment of Long-Lived Assets

Impairment losses are to be recognized when the carrying amount of a long-lived asset is not recoverable or exceeds its fair value.  The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that a carrying value may not be recoverable.  The Company uses estimates of future cash flows over the remaining useful life of a long- lived asset or asset group to determine the recoverability of the asset.  These estimates only include the net cash flows directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the asset or asset group.  The Company has not recognized any impairment losses for the Company’s long-lived assets for the years ending April 30, 2021 and 2020.

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

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has one reportable segment. The Company assesses goodwill impairment by business unit. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of the businesses.  Future events, including but not limited to continued declines in economic activity, loss of contracts or a significant number of customers, or a rapid increase in costs or capital expenditures, could cause us to conclude that impairment indicators exist and that goodwill is impaired. For the year ended April 30, 2021, the Company's annual assessment did not result in any impairment indicators. The Company recognized goodwill impairment for the years ended April 30, 2021 and 2020 of $0 and $335,000, respectively. As of April 30, 2021 and 2020, goodwill was $335,000.

Deferred Revenue

Deferred revenue represents payments received in advance for products to be delivered.  When products are delivered, deferred revenue is then recognized as earned.

Other Non-Current Liabilities

Other non-current liabilities represent amounts for uncertain tax positions relating to one of our foreign entities.

Cost of Oncology Services

Cost of oncology services relates primarily to our TOS business unit. TOS costs consist of direct costs related to laboratory supplies, mice purchases, and maintenance costs for studies completed internally as well as charges from Contract Research Organization's for studies handled externally. Indirect costs include salaries and other payroll related costs of compensation for personnel directly engaged in providing TOS products and services. All costs of performing studies in-house are expensed as incurred. All costs of performing studies from external sources, are expensed when incurred.

Research and Development

Research and development costs represent both costs incurred internally for research and development activities, including personnel costs, mice purchases, and maintenance, as well as costs incurred externally to facilitate research activities, such as tumor tissue procurement and characterization expenses.  All research and development costs are expensed as incurred.

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

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements.  In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established.  The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change. As of April 30, 2021 and 2020, the Company provided a valuation allowance for all net deferred tax assets, as recovery is not more likely than not based on an insufficient history of earnings.

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

The Company reflects tax benefits only if it is more likely than not that we will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  As of April 30, 2021 and 2020 the Company has recorded $181,000 and $178,000, respectively, of liabilities related to uncertain tax positions relative to one of its foreign operations.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company accrued $3,000 and $27,000, for interest and penalties on the Company’s statement of operations for the years ended April 30, 2021 and 2020, respectively. The Company does not anticipate any significant unrecognized tax benefits to be recorded during the next 12 months.  For the year ended April 30, 2021 and 2020, the Company recognized a provision for income taxes of $75,000 and $130,000, respectively. These amounts are mainly attributable to taxable income earned in Israel relating to transfer pricing.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. The objective of the standard is to establish a single comprehensive revenue recognition model that is designed to create greater comparability of financial statements across industries and jurisdictions. Under this standard, companies recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services.

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

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Deferred revenue consists of unearned payments received in excess of revenue recognized. As the contracted services are subsequently performed and the associated revenue is recognized, the deferred revenue balance is reduced by the amount of the revenue recognized during the period. Deferred revenue is classified as a current liability on the consolidated balance sheet as the Company expects to recognize the associated revenue in less than one year.

Accounting Pronouncements Being Evaluated

In June 2016, the Financial Accounting Standards Board (FASB) FASB issued Accounting Standards Update (ASU) No. 2016-13, "Financial Instruments - Credit Losses". This update requires immediate recognition of management’s estimates of current expected credit losses ("CECL"). Under the prior model, losses were recognized only as they were incurred. The new model is applicable to all financial instruments that are not accounted for at fair value through net income. The standard is effective for fiscal years beginning after December 15, 2022 for public entities qualifying as smaller reporting companies. Early adoption is permitted. We are currently assessing the impact of this update on our consolidated financial statements and have not yet determined the impact on our consolidated financial statements.

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

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interim periods within those annual periods, beginning after December 15, 2020. We are currently assessing the potential impact of this ASU on our consolidated financial statements and do not expect a material impact on our consolidated financial statements.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, "Leases", (Topic 842), which required the Company to recognize lease assets and lease liabilities (related to leases previously classified as operating under previous U.S. GAAP) on its consolidated balance sheet for all leases in excess of one year in duration. The ASU was effective for the Company on May 1, 2019. The Company elected to adopt ASU 2016-02 using the modified retrospective method and, therefore, have not recast comparative periods presented in its unaudited consolidated financial statements. As permitted under ASU 2016-02, the Company elected to account for the non-lease components together with the lease components as a single lease component. The Company recorded an operating lease right-of-use ("ROU") asset of $3.2 million, net of deferred rent of $900,000 and an operating lease liability of $4.1 million as of May 1, 2019. Refer to "Note 12. Leases" for additional information.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other” (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04). This new standard simplifies how an entity is required to test goodwill for impairment by eliminating a step from the goodwill impairment test. ASU 2017-04 allows for prospective application and is effective for fiscal years beginning after December 15, 2019, and interim periods therein with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted this guidance on May 1, 2019. The adoption did not have an impact on the Company's consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (ASC 820) — Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 removes certain disclosures, modifies certain disclosures and adds additional disclosures. ASU 2018-13 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. The Company adopted this guidance on May 1, 2020. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, which amends ASC 350-40, Intangibles—Goodwill and Other—Internal-Use Software, to address a customer’s accounting for implementation costs incurred in a cloud computing arrangement ("CCA") that is a service contract. This update aligns the accounting for costs incurred to implement a CCA that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. The update is effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. The Company adopted this guidance on May 1, 2020. The adoption of this ASU did not have a material impact is reflected in the Company's current year consolidated financial statements.

Note 3. Accounts Receivable, Unbilled Services and Deferred Revenue

Accounts receivable and unbilled services were as follows (in thousands):

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	April 30, 2021	April 30, 2020

Accounts receivable	$4,304	$2,655
Unbilled services	3,020	2,404
Total accounts receivable and unbilled services	7,324	5,059
Less: allowance for doubtful accounts	(338)	(289)
Total accounts receivable, net	$6,986	$4,770
Deferred revenue was as follows (in thousands):

	April 30, 2021	April 30, 2020

Deferred revenue	$6,256	$5,815

Deferred revenue is shown as a current liability on the Company's balance sheet.

Note 4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	April 30,
	2021	2020
Furniture and fixtures	$246	$180
Computer equipment and software	1,461	1,209
Laboratory equipment	6,640	4,818
Capitalized software development costs	484	—
Assets in progress	1,211	554
Leasehold improvements	4	4

Total property and equipment	10,046	6,765
Less: Accumulated depreciation and amortization	(3,956)	(2,772)

Property and equipment, net	$6,090	$3,993

    Depreciation and amortization expense was $1.2 million and $825,000 for the years ended April 30, 2021 and 2020, respectively. Depreciation and amortization expense, excluding expense recorded under finance leases, was $925,000 and $683,000 for the twelve months ended April 30, 2021 and 2020.

    As of April 30, 2021 and 2020, property, plant and equipment included gross assets held under finance leases of $343,000. Related depreciation expense for these assets was $124,000 and $142,000 for the years ended April 30, 2021 and 2020.

    During the year ended April 30, 2020, specifically during the quarter ended October 31, 2019, the Company traded in and disposed of a $235,000 leased asset that was previously included in the laboratory equipment category. At the time of disposal, the accumulated depreciation related to that asset was written off in the amount of $127,000 (see also paragraph below). As of January 31, 2020, the remaining leased asset included in the laboratory equipment category was fully depreciated resulting in a net balance of nil from that point forward.

Capitalized software development costs under a hosting arrangement

The Company accounts for the cost of computer software obtained or developed for internal use as well as the software development and implementation costs associated with a hosting arrangement ("internal-use software") that is a service contract in accordance and with ASC 350, Intangibles - Goodwill and Other ("ASC-350"). We capitalize certain costs in the

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

development of our internal-use software when the preliminary project stage is completed and it is probable that the project itself will be completed and the software will perform as intended. These capitalized costs include personnel and related expenses for employees and costs of third-party consultants who are directly associated with and who devote time to these internal-use software projects. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Costs incurred for significant upgrades, increased functionality, and enhancements to the Company's internal-use software solutions are also capitalized. Costs incurred for training, maintenance, and minor modifications are expensed as incurred. Capitalized software development costs are amortized using the straight-line method over an estimated useful economic life of three years.
During the year ended April 30, 2020, the Company began to capitalize development and implementation costs in accordance with accounting guidance for its Lumin Bioinformatics platform ("Lumin"). Lumin is the Company's new oncology data-driven software program and data tool which is classified as Software as a Service (SaaS). These capitalized costs represent salaries, including direct payroll-related costs, certain software development consultant expenses and molecular sequencing programming costs incurred in the engineering and coding of the software development. As of April 30, 2020, development was not yet complete and, as such, the platform was not placed into service or made available for sale. Therefore, these costs were classified as assets in progress in the amount of $315,000 at April 30, 2020. After additional development during the first quarter of fiscal 2021, the initial version of the Lumin platform was launched, at which time initial capitalization ceased and amortization commenced. The total Lumin asset was placed into service as of July 31, 2020 in the gross amount of $484,000. Depreciation and amortization related to this asset was $134,000 for the year ended April 30, 2021.

During the second quarter ended October 31, 2021 and through the end of fiscal 2021, the Company continued to develop increased functionality, expand product design and usability, and add enhancements to the Lumin platform. In accordance with accounting guidance, these costs were capitalized, and as of April 30, 2021, were not yet placed into service or made available for sale. This developmental work does not render the initial released version to be obsolete or diminished in value but, rather, adds to the base level of the existing platform. Total costs included in assets in progress related to these capitalized enhancements and additional functionality as of April 30, 2021 are $991,000. These developments will be placed into service and made available for sale during fiscal 2022.

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

    In December 2019, the Company entered into a finance lease for laboratory equipment. The lease had costs of approximately $231,000, at inception, through November 2020. This lease expired December 2020. Prior to expiration, the monthly finance lease payment was approximately $19,000. The future minimum lease payments remaining under this finance lease at April 30, 2021 and 2020 were zero are $135,000, respectively. The present value of minimum future obligations was calculated based on interest rate of 4.75%. Depreciation and amortization expense related to this finance lease was $124,000 and $88,500 for the years ended April 30, 2021 and 2020, respectively.

Note 5. Revenue from Contracts with Customers

Oncology Services Revenue

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers. Under ASC 606, revenue is recognized when, or as, a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Other TOS revenue represents additional services provided to the Company's pharmaceutical and biotechnology customers, specifically flow cytometry services and SaaS provided via our Lumin Bioinformatics software.

The following table represents disaggregated revenue for the twelve months ended April 30, 2021 and 2020:

	Year Ended April 30,
	2021	2020
Pharmacology services	$39,473	$31,262
Personalized oncology services	166	790
Other TOS revenue	1,401	71
Total oncology services revenue	$41,040	$32,123

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

Note 6. Significant Customers

For the years ended April 30, 2021 and 2020, none of our customers accounted for more than 10.0% of our total revenue.

As of April 30, 2021 and 2020, none of our customers accounted for more than 10.0% of our total accounts receivable balance.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 7. Commitments and Contingencies

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

Royalties

The Company contracts with third-party vendors to license tumor samples for development into PDX models and use in our TOS business. These types of arrangements have an upfront fee ranging from nil to $10,000 per tumor sample depending on the successful growth of the tumor model and ability to develop them into a sellable product. The upfront costs are expensed as incurred. In addition, under certain agreements, for a limited period of time, the Company is subject to royalty payments if the licensed tumor models are used for sale in our TOS business, ranging from 2% to 12.5% of the contract price after recouping certain initiation costs. Some of these arrangements also set forth an annual minimum royalty due regardless of tumor models used for sale. For the years ended April 30, 2021 and 2020, we have paid or accrued approximately $127,000 and $128,000 related to these royalty arrangements, respectively.

Note 8. Stock-based Payments

Stock-based compensation in the amount of $598,000 and $600,000 was recognized for years ended April 30, 2021 and 2020, respectively. Stock-based compensation costs were recorded as follows (in thousands):

	Year Ended April 30,
	2021	2020
General and administrative	$292	$328
Sales and marketing	199	237
Research and development	23	13
TOS cost of sales	84	21
POS cost of sales	—	1

Total stock-based compensation expense	$598	$600

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

2008 Equity Incentive Plan

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Stock Option Grants

Black-Scholes assumptions used to calculate the fair value of options granted during the years ended April 30, 2021 and 2020 were as follows:

Year Ended April 30,
	2021	2020
Expected term in years	3-6	3 - 6
Risk-free interest rates	0.1% - 0.5%	1.3% - 1.8%
Volatility	70% - 75%	69% - 71%
Dividend yield	—%	—%

The weighted average fair value of stock options granted during the years ending April 30, 2021 and 2020, was $5.11 and $5.33, respectively. The Company’s stock options activity and related information as of and for the years ended April 30, 2021 and 2020 is as follows:

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Non- Employees	Directors and Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2020	43,332	2,228,326	2,271,658	$3.23	5.0	$10,663,000
Granted	—	135,834	135,834	9.24	7.3	$259,000
Exercised	(1,160)	(686,178)	(687,338)	2.33
Canceled	(923)	(47,751)	(48,674)	6.03
Forfeited	—	(12,000)	(12,000)	7.48
Expired	(5,834)	—	(5,834)	10.80

Outstanding, April 30, 2021	35,415	1,618,231	1,653,646	3.96	5.4	$11,384,000

Vested and expected to vest as of April 30, 2021	35,415	1,618,231	1,653,646	3.96	5.4	$11,384,000

Vested as of April 30, 2021	9,584	1,323,270	1,332,854	3.34	4.8	$9,995,000

	Non- Employees	Directors and Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2019	50,000	2,373,626	2,423,626	$3.19	5.3	$14,557,000
Granted	—	229,833	229,833	5.33	8.1	544,000
Exercised	—	(248,495)	(248,495)	2.31
Canceled	—	(11,824)	(11,824)	7.96
Forfeited	—	(44,813)	(44,813)	7.85
Expired	(6,668)	(70,001)	(76,669)	8.04

Outstanding, April 30, 2020	43,332	2,228,326	2,271,658	3.23	5.0	$10,663,000

Vested and expected to vest as of April 30, 2020	43,332	2,228,326	2,271,658	3.23	5.0	$10,663,000

Vested as of April 30, 2020	17,501	1,926,117	1,943,618	2.83	4.5	$9,898,000

Stock Purchase Warrants

As of April 30, 2021 and 2020, the Company had zero warrants outstanding for the purchase of shares of its common stock, as all those that were exercisable as of April 30, 2019 were either exercised or expired by March 2020. For the year ending April 30, 2020, the Company received cash proceeds related to the exercise of these warrants of approximately $3.9 million. Activity related to warrants is summarized in the following table. Approximately 161,000 shares noted as exercised below were done so via a cash-less exercise basis.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2019	1,671,440	$6.20	0.9	$5,730,000
Granted	—	—	—	—
Exercised	(858,695)	5.62	—	10,045,000
Forfeited	(760,601)	5.76	—	8,587,000
Expired	(52,144)	4.85	—	700,000

Outstanding, April 30, 2020	—	$—	—	$—

Note 9. Provision for Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	Year Ended April 30, 2021
	Federal	State	Foreign	Total
Current	$—	$13	$62	$75

Total	$—	$13	$62	$75

	Year Ended April 30, 2020
	Federal	State	Foreign	Total
Current	$—	$3	$127	$130

Total	$—	$3	$127	$130

A reconciliation between the Company’s effective tax rate and the United States statutory tax rate for the years ended April 30, 2021 and 2020 is as follows:

	Year Ended April 30,
	2021	2020
Federal income tax at statutory rate	21.0%	21.0%
US vs. foreign tax rate difference	0.5	(0.4)
State income tax, net of federal benefit	80.8	16.9
Permanent differences	(61.5)	(14.0)
Increase in uncertain tax position	0.7	(1.4)
Goodwill impairment	—	(3.5)
Change in valuation allowance	(24.3)	(25.2)

Income tax expense	17.2%	(6.6)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities as of April 30, 2021 and 2020 consist of the following (in thousands):

	As of April 30,
	2021	2020
Accrued liabilities	$232	$77
Right of use, net asset/liability	271	226
Depreciation and amortization	(206)	(175)
Stock-based compensation expense	3,640	4,109
Net operating loss carry-forward	11,404	11,223

Total deferred tax assets	15,341	15,460
Less: Valuation allowance	(15,341)	(15,460)

Net deferred tax asset	$—	$—

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law. The Act contains several new or changed income tax provisions, including but not limited to the following: increased limitation threshold for determining deductible interest expense; class life changes to qualified improvements (in general, from 39 years to 15 years); and the ability to carry back net operating losses incurred from tax years 2018 through 2020 up to the five preceding tax years. The Company has evaluated the new tax provisions of the CARES Act and determined the impact to be either immaterial or not applicable.

Management has evaluated the available evidence about future tax planning strategies, taxable income, and other possible sources of realization of deferred tax assets and has established a full valuation allowance against its net deferred tax assets as of April 30, 2021 and 2020.  For the years ended April 30, 2021 and 2020, the Company recorded a valuation allowance of $15.3 million.

As of April 30, 2021 and 2020, the Company’s estimated U.S. net operating loss carry-forwards were approximately $46.9 million and $45.0 million, respectively. Net operating losses generated prior to May 1, 2018 have a 20-year carryforward and will begin expiring in 2025 for federal and 2031 for state purposes. Losses generated in the fiscal years ended April 30, 2021 and 2020 can be carried forward indefinitely.  A valuation allowance has been recorded against all of these loss carryforwards.

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

 The Company files income tax returns in various jurisdictions with varying statutes of limitations.  As of April 30, 2021, the earliest tax year still subject to examination for state purposes is fiscal 2018.  The Company’s tax years for periods ending April 30, 2002 and forward are subject to examination by the United States and certain states due to the carry-forward of unutilized net operating losses.

The following table indicates the changes to the Company’s uncertain tax positions for the period and years ended April 30, 2021 and 2020 in thousands:

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended April 30,
	2021	2020
Balance, beginning of the year	$178	$151
Addition based on tax positions related to prior years	—	—
Payment made on tax positions related to prior years	—	—
Addition based on tax positions related to current year	3	27

Balance, end of year	$181	$178

As of April 30, 2021 and 2020, the above amounts of $181,000 and $178,000 were included in other long-term liabilities.

Note 10. Earnings Per Share
A reconciliation of net income (loss) and number of shares used in computing basic and diluted earnings (loss) per share was as follows:

	Year Ended April 30,
	2021	2020
Basic and diluted net loss per share computation (dollars in thousands):
Net income (loss) attributable to common stockholders	$362	$(2,093)
Weighted Average common shares - basic	13,138,995	11,843,463
Basic net income (loss) per share	$0.03	$(0.18)

Diluted income (loss) per share computation
Net income (loss) attributable to common stockholders	$362	$(2,093)
Income (loss) available to common stockholders	$362	$(2,093)

Weighted Average common shares	13,138,995	11,843,463
Incremental shares from assumed exercise of warrants and stock options	1,434,566	—
Adjusted weighted average share – diluted	14,573,561	11,843,463

Diluted net income (loss) per share	$0.02	$(0.18)

The following table reflects the total potential stock-based instruments outstanding at April 30, 2021 and 2020 that could have an effect on the future computation of dilution per common share. These figures were not included in the above calculation as, to do so, would be antidilutive:

	Year Ended April 30
	2021	2020
Stock options	1,653,646	2,271,658

Total common stock equivalents	1,653,646	2,271,658

Note 11. Related Party Transactions

Related party transactions include transactions between the Company and its shareholders, management, or affiliates.  The following transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

Consulting Services

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For both years ended April 30, 2021 and 2020, the Company paid a member of its Board of Directors $54,000 and $72,000 for consulting services unrelated to his duties as a board member. During the years ended April 30, 2021 and 2020, the Company paid another board member $17,000 and $48,000, respectively, for consulting services unrelated to his duties as a board member. All of the amounts paid to these related parties have been recognized in expense in the period the services were performed.

Note 12. Leases

The Company accounts for its leases under ASC 842. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases, and are recorded on the consolidated balance sheet as both an operating lease ROU asset and operating lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. Lease liabilities are increased by interest and reduced by payments each period, and the right of use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right of use asset result in straight-line rent expense over the lease term. Variable lease expenses, if any, are recorded when incurred. The Company has elected to apply the short-term lease exemption practical expedient for each class of underlying assets and excludes short-term leases having initial terms of 12 months or less. The Company recognizes rent expense on a straight-line basis over the lease term for these short-term leases. The Company has determined that no material embedded leases exist. Under ASC 842, the Company determines if an arrangement is a lease at inception. ROU assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As the Company's leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

Operating Leases

The Company currently leases certain office equipment and its office and laboratory facilities under non-cancelable operating leases. Rent expense for operating leases is recognized on a straight-line basis over the lease term from the lease commencement date through the scheduled expiration date. Rent expenses totaled $1,247,000 and $955,000 for the years ended April 30, 2021 and 2020, respectively. The Company considers its facilities adequate for its current operational needs.

The Company leases the following facilities:

•One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in November 2021. The Company recognized $91,000 and $94,000 of rental costs relative to this lease for fiscal 2021 and 2020, respectively.
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
◦In accordance with ASC 842, the Company evaluated the first amendment and also performed a reassessment of the existing lease for Suite 025 to determine the impact of the six-month term extension. As a result of this assessment, the Company recognized an additional operating ROU asset and related operating lease liability for Suite 025 of $118,000 and $125,000, respectively, as well as an incremental net rent expense of $8,000 during the three months ended July 31, 2020. The Company did not recognize the incremental rental expense under this amendment during fiscal 2020 as the Expansion Premises lease commencement date was during fiscal 2021.
◦Upon the Expansion Premises operating lease commencement date (June 1, 2020), the Company recognized an operating ROU asset and related operating lease liability for Suites 050 and 104 of $3.8 million, each, respectively.
◦For the leases related to the Original and Expansion Premises at Piccard Drive, the Company recognized $1,113,000 and $604,000 of rental expense for fiscal 2021 and 2020, respectively.
◦On December 22, 2020, the Company executed the second amendment to this lease to expand the existing premises at 1330 Piccard Drive, Suites 025, 050, and 104 ("Additional Expansion Premises") and add on Suite 201. The Additional Expansion Premises operating lease commencement date was April 1, 2021 and, under the second amendment, reaffirms that all three leases expire February 28, 2029. The Company recognized $43,000 of rental expense under this lease for fiscal 2021.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

◦Upon the Additional Expansion Premises operating lease commencement date (April 1, 2021), the Company also recognized an operating ROU asset and related operating lease liability for Suite 201 of $3.3 million, each, respectively.
•1405 Research Boulevard, Suite 125, Rockville, Maryland 20850 (“New Location”), which consisted of laboratory and office space where the Company conducted operations related to its primary service offerings. The Company executed this lease on November 1, 2018. The operating commencement date was January 17, 2019. This lease was set to expire in April 2024. The Company terminated this lease on June 30, 2020 and transitioned its activities from this location to the Expansion Premises, as defined above, during the first quarter of fiscal 2021. Upon lease termination, the Company recognized a decrease in the related operating ROU asset and operating lease liability of approximately $850,000 and $926,000, respectively, as well as a gain on lease termination of $76,000. The Company also recognized $43,000 and $257,000 of rental expense for fiscal 2021 and 2020, respectively.

ROU assets and lease liabilities related to our current operating leases are as follows (in thousands):

	April 30, 2021	May 1, 2020
Operating lease right-of-use assets, net	8,521	2,798
Current portion of operating lease liabilities	818	503
Non-current portion of operating lease liabilities	8,783	3,170

As of April 30, 2021, the weighted average remaining operating lease term and the weighted average discount rate were 7.78 years and 5.78%, respectively.

Future minimum lease payments due each fiscal year as follows (in thousands):

2022	$2,437
2023	2,530
2024	2,673
2025	2,713
2026	2,757
Thereafter	7,904
Total	$21,014

Refer to Note 4, Property and Equipment, for more information on financing leases.

Note 13. Subsequent Events

Subsequent events are defined as those events or transactions that occur after the balance sheet date, but before the financial statements are filed with the Securities and Exchange Commission.

As of the filing date of this annual report on form 10-K, there are no such subsequent events to disclose.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Exhibit Index

Exhibit No.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Appendix A to the Company’s Information Statement on Schedule 14C filed March 7, 2011)

3.1.1	Certificate of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed April 28, 2015)

3.2	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 9, 2017)

4.1	Description of Registered Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed July 28, 2020)

10.1	Employment Agreement, dated November 5, 2013, between the Company and Ronnie Morris, M.D. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 12, 2013)

10.2	Amendment to Employment Agreement, dated March 16, 2015, between the Company and Ronnie Morris (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed March 20, 2015)

10.3	Offer letter dated June 3, 2013 between the Company and David Miller (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 3, 2013)

10.4	2010 Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Information Statement on Schedule 14C filed March 7, 2011)

10.5	Form of Note Purchase Agreement, dated December 1, 2014, between the Company and each of Joel Ackerman and Ronnie Morris (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 5, 2014)

10.6	Form of Convertible Promissory Note, dated December 1, 2014, issued to each of Joel Ackerman and Ronnie Morris in connection with the Note Purchase Agreement, dated December 1, 2014 between the Company and each of Joel Ackerman and Ronnie Morris incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 5, 2014)

10.7	Amendment No. 1 to Convertible Promissory Note, dated December 1, 2014 issued to Joel Ackerman in connection with the Note Purchase Agreement, dated December , 2014, between the Company and each of Joel Ackerman and Ronnie Morris (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 2, 2015)

10.8	Amendment No. 1 to Convertible Promissory Note, dated December 1, 2014 issued to Ronnie Morris in connection with the Note Purchase Agreement, dated December , 2014, between the Company and each of Joel Ackerman and Ronnie Morris (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 2, 2015)

10.9	Amended and Restated 2011 Securities Purchase Agreement, dated March 13, 2015, between the Company and each person or entities that are signatories to the Securities Purchase Agreement, dated March 24, 2011, between the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 17, 2015)

10.10	Form of warrant issued to each person or entities that are signatories to the Securities Purchase Agreement, dated March 24, 2011, between the Company and each investor identified on the signature page thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 30, 2013)

10.11	Amendment No. 1 to warrants, dated March 13, 2015, between the Company and each person or entities that are signatories to the Securities Purchase Agreement, dated March 24, 2011, between the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 17, 2015)

10.12	Amended and Restated 2013 Securities Purchase Agreement, dated March 13, 2015, between the Company and each person or entities that are signatories to the Securities Purchase Agreement, dated January 28, 2013, between the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 17, 2015)

10.13	Form of warrant issued to each person or entities that are signatories to the Securities Purchase Agreement, dated January 28, 2013, between the Company and each investor identified on the signature page thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 30, 2013)

10.14	Amendment No. 1 to warrants, dated March 13, 2015, between the Company and each person or entities that are signatories to the Securities Purchase Agreement, dated January 28, 2013, between the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed March 17, 2015)

10.15	Put Right Agreement, dated January 29, 2014, between the Company and each of Joel Ackerman and Ronnie Morris (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 6, 2014)

10.16	Securities Purchase Agreement, dated March 11, 2015, between the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2015)

10.17	Amended and Restated Registration Rights Agreement, dated March 13, 2015, between the Company and each person or entities that are signatories to (i) the Securities Purchase Agreement, dated March 24, 2011, between the Company and each investor identified on the signature page thereto, (ii) the Securities Purchase Agreement, dated January 28, 2013, between the Company and each investor identified on the signature page thereto, and (iii) the Securities Purchase Agreement, dated March 11, 2015, between the Company. And each investor identified on the signature page thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 17, 2015)

10.18	Form of Investor Warrant issued to each person or entities that are signatories to the Securities Purchase Agreement, dated March 11, 2015, between the Company and each investor identified on the signature page thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 17, 2015)

10.19	Option Exchange Agreement, dated March 16, 2015, between the Company and Joel Ackerman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2015)

10.20	Option Exchange Agreement, dated March 16, 2015, between the Company and Ronnie Morris (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 20, 2015)

10.21	Option Exchange Agreement, dated March 16, 2015, between the Company and David Miller (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 20, 2015)

14	Code of Ethics (incorporated by reference to Exhibit 14 of the April 30, 2008 Form 10-KSB)

21	List of Subsidiaries (incorporated by reference to Exhibit 21 of the Company's Form 10-K filed July 28, 2017)

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certifications**

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

__________________________
* Filed herewith

** Furnished hereto.