Form 10-Q
period 2021-07-31
CHAMPIONS ONCOLOGY, INC.
filed 2021-09-13
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2021
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
 The number of Common Shares of the Registrant outstanding as of September 10, 2021 was 13,422,106..

DOCUMENTS INCORPORATED BY REFERENCE - None

INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHAMPIONS ONCOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	July 31, 2021	April 30, 2021
	(unaudited)
ASSETS
Current assets:
Cash	$3,998	$4,687
Accounts receivable, net	7,733	6,986
Prepaid expenses and other current assets	864	957

Total current assets	12,595	12,630

Operating lease right-of-use assets, net	8,329	8,521
Property and equipment, net	6,763	6,090
Other long-term assets	86	15
Goodwill	335	335

Total assets	$28,108	$27,591

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,345	$1,894
Accrued liabilities	1,981	2,231
Current portion of operating lease liabilities	854	818
Other current liability	15	—
Deferred revenue	5,481	6,256

Total current liabilities	11,676	11,199

Non-current operating lease liabilities	8,652	8,783
Other non-current liabilities	242	181

Total liabilities	$20,570	$20,163

Stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 13,415,066 and 13,414,066 shares issued and outstanding as of July 31, 2021 and April 30, 2021, respectively	13	13
Additional paid-in capital	80,227	79,945
Accumulated deficit	(72,702)	(72,530)

Total stockholders’ equity	7,538	7,428

Total liabilities and stockholders’ equity	$28,108	$27,591

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended July 31,
	2021	2020

Oncology services revenue	$11,253	$9,547

Costs and operating expenses:
Cost of oncology services	5,396	5,336
Research and development	2,304	1,597
Sales and marketing	1,574	1,208
General and administrative	2,154	1,382

Total costs and operating expenses	11,428	9,523

Income (loss) from operations	(175)	24

Other income	17	64

Income (loss) before provision for income taxes	(158)	88
Provision for income taxes	14	13

Net income (loss)	$(172)	$75

Net income (loss) per common share outstanding
basic	$(0.01)	$0.01
and diluted	$(0.01)	$0.01

Weighted average common shares outstanding
basic	13,401,929	12,727,275
and diluted	13,401,929	14,231,641

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance April 30, 2021	13,414,066	$13	$79,945	$(72,530)	$7,428
Stock-based compensation	—	—	280	—	280
Issuance of common stock on exercise of stock options	1,000	—	2	—	2
Net loss	—	—	—	(172)	(172)
Balance July 31, 2021	13,415,066	$13	$80,227	$(72,702)	$7,538
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance April 30, 2020	12,726,728	$13	$77,978	$(72,673)	$5,318
Stock-based compensation	—	—	120	—	120
Issuance of common stock on exercise of stock options	1,160	—	—	—	—
Net income	—	—	—	75	75
Balance July 31, 2020	12,727,888	$13	$78,098	$(72,598)	$5,513

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Three Months Ended July 31,
	2021	2020
Operating activities:
Net income (loss)	$(172)	$75

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	280	120
Depreciation and amortization expense	317	277
Net gain on disposal of equipment	(4)	—
Gain on termination of operating lease	—	(75)
Operating lease right-of use assets	245	(67)
Provision for (reversal of) doubtful accounts	78	(6)
Changes in operating assets and liabilities:
Accounts receivable	(825)	(263)
Prepaid expenses and other current assets	93	25
Other long term assets	(70)	—
Accounts payable	1,372	(465)
Accrued liabilities	(250)	(348)
Other current liabilities	15	—
Other non-current liabilities	62	1
Operating lease liabilities	(150)	157
Deferred revenue	(775)	(146)

Net cash provided by (used in) operating activities	216	(715)

Investing activities:
Purchase of property and equipment	(907)	(718)
Refund of security deposit	—	92

Net cash used in investing activities	(907)	(626)

Financing activities:
Proceeds from exercise of options	2	—
Finance lease payments	—	(58)

Net cash provided by (used in) financing activities	2	(58)

Decrease in cash	(689)	(1,399)
Cash at beginning of period	4,687	8,342

Cash at end of period	$3,998	$6,943

Non-cash investing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$3,872
Equipment acquired in accounts payable	79	—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization, Use of Estimates and Basis of Presentation

Champions Oncology, Inc. (the “Company”) is engaged in creating transformative technology solutions to be utilized in oncology drug discovery and development. This technology includes proprietary in-vivo, ex-vivo and biomarker platforms, unique oncology software solutions and computational-based discovery platforms. Utilizing its TumorGraft Technology Platform ("The Platform"), a comprehensive bank of unique, well characterized models, the Company provides select services to pharmaceutical and biotechnology companies seeking personalized approaches to drug development. By performing pharmacology studies to predict the efficacy of oncology drugs, the Company’s Platform facilitates drug discovery with lower costs and increased speed of drug development as well as increased adoption of existing drugs.

The Company’s Software as a Service business is centered around a proprietary software platform and data tool, Lumin Bioinformatics ("Lumin”), which contains comprehensive information derived from our research services and clinical studies. Lumin leverages Champions’ large datacenter coupled with analytics and artificial intelligence to provide a robust tool for computational cancer research. Insights developed using Lumin can provide the basis for biomarker hypotheses, reveal potential mechanisms of therapeutic resistance, and guide the direction of additional preclinical evaluations.

The Company’s drug discovery and development business leverages the computational and experimental capabilities within its platforms. Their discovery strategy utilizes our rich and unique datacenter, coupled with artificial intelligence and other advanced computational analytics, to identify novel therapeutic targets. The use of its proprietary experimental platforms is then deployed to rapidly validate these targets for further drug development efforts.

The Company has three operating subsidiaries: Champions Oncology (Israel), Limited, Champions Biotechnology U.K., Limited, and Champions Oncology, S.R.L. (Italy). For the three months ended July 31, 2021 and 2020, there were no revenues earned by these subsidiaries.

The Company’s foreign subsidiaries functional currency is the U.S. dollar. Transaction gains and losses are recognized in earnings. The Company is subject to foreign exchange rate fluctuations in connection with the Company’s international operations.

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. All significant intercompany transactions and accounts have been eliminated. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in the Company’s annual consolidated financial statements for the year ended April 30, 2021, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 30, 2021. The results of operations for the interim periods are not necessarily indicative of the results of operations for a full fiscal year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note 2. Significant Accounting Policies

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash, and with original maturities of three months or less to be cash equivalents. As of July 31, 2021 and April 30, 2021 the Company had no cash equivalents.

Liquidity

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our cash on hand, working capital management, proceeds from certain private placements and public offerings of our securities, and sales of products and services. For the three months ended July 31, 2021, the Company had a net loss of approximately $172,000 and cash provided by operations of $216,000. As of July 31, 2021, the Company had an accumulated deficit of approximately $72.7 million, working capital of $919,000 and cash of $4.0 million. We believe that our cash on hand, together with expected net positive cash provided by operations for fiscal year 2022, are adequate to fund operations through at least 12 months from the filing of this 10-Q. However, should our revenue expectations not materialize, we believe we have cost reduction strategies that could be implemented without disrupting the business or restructuring the Company. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

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

	Three Months Ended July 31,
	2021	2020
Basic and diluted net income (loss) per share computation (dollars in thousands):
Net income (loss) attributable to common stockholders	$(172)	$75
Weighted Average common shares – basic	13,401,929	12,727,275
Basic net income (loss) per share	$(0.01)	$0.01

Diluted income (loss) per share computation:
Net income (loss) attributable to common stockholders	$(172)	$75
Net income (loss) available to common stockholders	$(172)	$75

Weighted Average common shares	13,401,929	12,727,275
Incremental shares from assumed exercise of stock options	—	1,504,366
Adjusted weighted average share – diluted	13,401,929	14,231,641

Diluted net income (loss) per share	$(0.01)	$0.01

The following table reflects the total potential share-based instruments outstanding at July 31, 2021 and 2020 that could have an effect on the future computation of dilution per common share, had their effect not been anti-dilutive:

	July 31,
	2021	2020
Total common stock equivalents	1,734,428	2,276,263

Income Taxes

    Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements. In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient earnings history, a valuation allowance is established. The Company's ability to utilize net operating losses (“NOL”) carryforwards to offset future taxable income would be limited if the Company had undergone or were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code (the “IRC”). The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change.   As of July 31, 2021 and April 30, 2021, the Company provided a valuation allowance for all net deferred tax assets, as recovery is not more likely than not based on an insufficient history of earnings.

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

The Company reflects tax benefits only if it is more likely than not that the Company will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  The Company recorded $181,000 of liabilities related to uncertain tax positions relative to one of its foreign operations as of July 31, 2021 and April 30, 2021.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company accrued $3,000 for interest and penalties on its consolidated balance sheets as of July 31, 2021 and April 30, 2021. The Company did not recognize interest or penalties on its consolidated statements of operations during the three-month periods ended July 31, 2021 and 2020. The Company does not anticipate unrecognized tax benefits will be recorded during the next 12 months.

The provision for income taxes for the three months ended July 31, 2021 and 2020 was $14,000 and $13,000, respectively, mainly attributable to taxable income earned in Israel relating to transfer pricing.

Revenue Recognition

The Company recognizes revenue in accordance with "ASC 606", Revenue from Contracts with Customers. The objective of the standard is to establish a single comprehensive revenue recognition model that is designed to create greater comparability of financial statements across industries and jurisdictions. Under this standard, companies recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services.

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

Accounting Pronouncements Being Evaluated

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments - Credit Losses". This update requires immediate recognition of management’s estimates of current expected credit losses ("CECL"). Under the prior model, losses were recognized only as they were incurred. The new model is applicable to all financial instruments that are not accounted for at fair value through net income. The standard is effective for fiscal years beginning after December 15, 2022 for public entities qualifying as small reporting companies. Early adoption is permitted. The Company is currently assessing the impact of this update on our consolidated financial statements and do not anticipate a significant impact.

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes. The ASU enhances and simplifies various aspects of the income tax accounting guidance in ASC Topic 740 and removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The Company adopted this ASU on May 1, 2021 and it did not have an impact on the Company's consolidated financial statements.

Note 3. Accounts Receivable, Unbilled Services and Deferred Revenue
Accounts receivable and unbilled services were as follows (in thousands):

	July 31, 2021	April 30, 2021
Accounts receivable	$4,465	$4,304
Unbilled services	3,684	3,020
Total accounts receivable and unbilled services	8,149	7,324
Less allowance for doubtful accounts	(416)	(338)
Total accounts receivable, net	$7,733	$6,986
Deferred revenue was as follows (in thousands):

	July 31, 2021	April 30, 2021
Deferred revenue	$5,481	$6,256
Deferred revenue is shown as a current liability on the Company's condensed consolidated balance sheets.

Note 4. Revenue from Contracts with Customers

Oncology Services Revenue
The Company recognizes revenue in accordance with ASC 606, Revenue Recognition - Revenue from Customers. The majority of the Company's revenue arrangements are service contracts that are complete within a year or less. There are a few contracts that range in duration between 1 and 3 years. Substantially all of the Company's performance obligations, and associated revenue, are transferred to the customer over time. Most of the Company's contracts can be terminated by the customer without cause. In the event of termination, the Company's contracts provide that the customer pay the Company for services rendered through the termination date. The Company generally receives compensation based on a predetermined invoicing schedule relating to specific milestones for that contract. In addition, in certain instances a customer contract may include forms of variable consideration such as performance increases or other provisions that can increase or decrease the transaction price. This variable consideration is generally awarded upon achievement of certain performance metrics. For the purposes of revenue recognition, variable consideration is assessed on a contract-by-contract basis and the amount to be recorded is estimated based on the assessment of the Company's anticipated performance and consideration of all information that is reasonably available. Variable consideration is recognized as revenue if and when it is deemed probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved in the future.

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

The following tables represents disaggregated revenue for the three months ended July 31, 2021 and 2020:

	Three Months Ended July 31,
	2021	2020
Pharmacology services	$10,703	$9,412
Other TOS revenue	526	21
Personalized oncology services	24	113
Total oncology services revenue	$11,253	$9,547

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

Note 5. Property and Equipment
Property and equipment is recorded at cost and primarily consists of laboratory equipment, furniture and fixtures, and computer equipment and software. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the various assets ranging from three to nine years. Property and equipment consisted of the following (table in thousands):

	July 31, 2021	April 30, 2021
Furniture and fixtures	$246	$246
Computer equipment and software	1,516	1,461
Capitalized software development costs	484	484
Laboratory equipment	7,126	6,640
Assets in progress	1,627	1,211
Leasehold improvements	31	4

Total property and equipment	11,030	10,046
Less: Accumulated depreciation	(4,267)	(3,956)

Property and equipment, net	$6,763	$6,090
Depreciation and amortization expense, excluding expense recorded under the finance lease, was $317,000 and $224,000 for the three months ended July 31, 2021 and 2020, respectively.

As of July 31, 2021 and April 30, 2021, property, plant and equipment included gross assets held under finance leases of $343,000. Related depreciation expense was approximately $0 and $53,000 for the three months ended July 31, 2021 and 2020, respectively.

Capitalized software development costs under a hosting arrangement

The Company accounts for the cost of computer software obtained or developed for internal use as well as the software development and implementation costs associated with a hosting arrangement ("internal-use software") that is a service contract in accordance and with ASC 350, Intangibles - Goodwill and Other ("ASC-350"). We capitalize certain costs in the development of our internal-use software when the preliminary project stage is completed and it is probable that the project itself will be completed and the software will perform as intended. These capitalized costs include personnel and related expenses for employees and costs of third-party consultants who are directly associated with and who devote time to these internal-use software projects. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Costs incurred for significant upgrades, increased functionality, and enhancements to the Company's internal-use software solutions are also capitalized. Costs incurred for training, maintenance, and minor modifications are expensed as incurred. Capitalized software development costs are amortized using the straight-line method over an estimated useful economic life of three years.

The Company capitalizes development and implementation costs, in accordance with ASC-350, for its Lumin Bioinformatics platform ("Lumin"). Lumin is the Company's oncology data-driven software program and data tool which is classified as Software as a Service (SaaS). These capitalized costs represent salaries, including direct payroll-related costs, certain software development consultant expenses and molecular sequencing programming costs incurred in the engineering and coding of the software development. During the first quarter of fiscal 2021, the initial version of the Lumin platform was launched, at which time initial capitalization ceased and amortization commenced. The total Lumin asset was placed into service as of July 31, 2020 in the gross amount of $484,000. Depreciation and amortization related to this asset was $40,000 and zero for the three-months ended July 31, 2021 and 2020, respectively.

During the second quarter ended October 31, 2020 and through the first quarter ended July 31, 2021, the Company continued to develop increased functionality, expand product design and usability, and add enhancements to the Lumin platform. In accordance with accounting guidance, these costs were capitalized, and as of July 31, 2021, were not yet placed into service or made available for sale. This developmental work does not render the initial released version to be obsolete or diminished in value but, rather, adds to the base level of the existing platform. Total costs included in assets in progress related to these capitalized enhancements and additional functionality as of July 31, 2021 and April 30, 2021 are $1.2 million and $991,000, respectively. These developments are expected to be placed into service and made available for sale in the latter half of fiscal 2022.

Finance Lease

In November 2014, the Company entered into a finance lease for laboratory equipment. The lease had costs of approximately $149,000, at inception, through November 2019. As of July 31, 2021 the asset has been fully depreciated and book value is nil.

In July 2018, the Company entered into a second finance lease for laboratory equipment. The lease had costs of approximately $266,000, inclusive of interest and taxes. The Company elected to pay the outstanding balance of the lease early during the fourth quarter of fiscal 2019. During the quarter of fiscal 2020, ended October 31, 2019, the Company traded in this asset and received a $160,000 reduction in the purchase price of two newly acquired assets. The net book value of the asset traded in at the time of trade in was $108,000, resulting in a gain on the disposal of the asset of $53,000, which was included as an offset in the other expense line within the Company's consolidated statement of operations for the nine months ended January 31, 2020. As of July 31, 2021 the assets have been fully depreciated and book value is nil.

In December 2019, the Company entered into a finance lease for laboratory equipment. The lease had costs of approximately $231,000, at inception, through November 2020. The lease term expired December 2020. Depreciation and amortization expense related to this finance lease was $53,000 and zero for the three months ended July 31, 2021 and 2020, respectively. As of July 31, 2021 the asset has been fully depreciated and book value is nil.

Note 6. Share-Based Payments

The Company has in place a 2010 Equity Incentive Plan and a 2008 Equity Incentive Plan. The Company also has in place a 2021 Equity Incentive Plan, subject to shareholder approval at its next shareholder meeting. In general, these plans provide for stock-based compensation in the form of (i) Non-statutory Stock Options; (ii) Restricted Stock Awards; and (iii) Stock Appreciation Rights to the Company’s employees, directors and non-employees. The plans also provide for limits on the aggregate number of shares that may be granted, the term of grants and the strike price of option awards.

Stock-based compensation expense was recognized as follows (table in thousands):

	Three Months Ended July 31,
	2021	2020
General and administrative	$171	$47
Sales and marketing	51	48
Research and development	6	4
Cost of oncology services	52	21
Total stock-based compensation expense	$280	$120

Stock Option Grants

Black-Scholes assumptions used to calculate the fair value of options granted during the three months ended July 31, 2021 and 2020 were as follows:

	Three Months Ended July 31,
	2021	2020
Expected term in years	6	6
Risk-free interest rates	0.82%	0.39%
Volatility	65.94%-66.21%	72.64%
Dividend yield	—%	—%

The weighted average fair value of stock options granted during the three months ended July 31, 2021 and 2020 was $5.33 and $9.85, respectively.

The Company’s stock options activity for the three months ended July 31, 2021 was as follows:

	Directors and Employees	Non- Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, April 30, 2021	1,618,231	35,415	1,653,646	$3.96	5.4	$11,384,000
Granted	82,532	3,000	85,532	9.01	9.90
Exercised	(1,000)	—	(1,000)	2.10
Forfeited	(3,750)	—	(3,750)	10.64
Canceled	—	—	—	—
Expired	—	—	—	—

Outstanding, July 31, 2021	1,696,013	38,415	1,734,428	4.19	5.4	$11,063,000

Vested and expected to vest as of July 31, 2021	1,696,013	38,415	1,734,428	4.19	5.4	$11,063,000

Exercisable as of July 31, 2021	1,353,752	9,584	1,363,336	3.50	4.6	$9,666,000

Note 7. Leases
The Company accounts for its leases under ASU 2016-02, "Leases", Topic 842.

Operating Leases
The Company currently leases certain office equipment and its office and laboratory facilities under non-cancelable operating leases. Rent expense for operating leases is recognized on a straight-line basis over the lease term from the lease commencement date through the scheduled expiration date. Rent expenses totaled $452,000 and $307,000 for the three months ended July 31, 2021 and 2020, respectively. The Company considers its facilities adequate for its current operational needs.

The Company leases the following facilities:

•One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in November 2021. The Company recognized $24,000 and $20,000 of rental costs relative to this lease for the three months ended July 31, 2021 and 2020, respectively.
•1330 Piccard Drive Suite 025, Rockville, MD 20850, which consists of laboratory and office space where the Company conducts operations related to its primary service offerings. The Company executed this lease (the "Original Premises") on January 11, 2017. The operating commencement date was August 11, 2017. This lease was originally set to expire in August 2028.
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
◦For the leases related to the Original and Expansion Premises at Piccard Drive, the Company recognized $292,000 and $244,000 of rental expense for the three months ended July 31, 2021 and 2020, respectively.
◦On December 22, 2020, the Company executed the second amendment to this lease to expand the existing premises at 1330 Piccard Drive, Suites 025, 050, and 104 ("Additional Expansion Premises") to add on Suite 201. The Additional Expansion Premises operating lease commencement date is April 1, 2021 and, under the second amendment, reaffirms that all three leases expire February 28, 2029.
◦Upon the Additional Expansion Premises operating lease commencement date (April 1, 2021), the Company recognized an operating ROU asset and related operating lease liability for Suite 201 of $3.3 million, each, respectively.
◦The Company recognized $130,000 and zero of rental expense for the three months ended July 31, 2021 and 2020, respectively, for the Additional Expansion Premises.
•1405 Research Boulevard, Suite 125, Rockville, Maryland 20850 (“New Location”), which consisted of laboratory and office space where the Company conducted operations related to its primary service offerings. The Company executed this lease on November 1, 2018. The operating commencement date was January 17, 2019. This lease was set to expire in April 2024. The Company terminated this lease on June 30, 2020 and transitioned its activities from this location to the Expansion Premises, as defined above, during the first quarter of fiscal 2021. Upon lease termination, the Company recognized a decrease in the related operating ROU asset and operating lease liability of approximately $850,000 and $926,000, respectively, as well as a gain on lease termination of $75,000. The Company also recognized zero and $43,000 of rental expense for the three months ended July 31, 2021 and 2020, respectively.

ROU assets and lease liabilities related to our current operating leases are as follows (in thousands):

	July 31, 2021	April 30, 2021
Operating lease right-of-use assets, net	$8,329	$8,521
Current portion of operating lease liabilities	854	818
Non-current portion of operating lease liabilities	8,652	8,783

As of July 31, 2021, the weighted average remaining operating lease term and the weighted average discount rate were 7.55 years and 5.77%, respectively.

Future minimum lease payments due each fiscal year as follows (in thousands):

Remainder of 2022	$1,913
2023	2,538
2024	2,678
2025	2,721
2026	2,765
Thereafter	7,932
Total	$20,547
Refer to Note 5, Property and Equipment, for information on financing leases.

Note 8. Related Party Transactions

Related party transactions include transactions between the Company and its shareholders, management, or affiliates.  The following transactions were in the normal course of operations and were measured and recorded at the exchange amount, which is the amount of consideration established and agreed to by the parties.

Consulting Services

During the three months ended July 31, 2021 and 2020, the Company paid an affiliate of a board member $9,000 and $18,000, respectively, for consulting services unrelated to his duty as a board member. During the three months ended July 31,

2021 and 2020, the Company paid an affiliate of another board member $2,974 and $5,606, respectively, for consulting services unrelated to their duties as a board member. As of July 31, 2021, $4,400 was due to these related parties.

Note 9. Commitments and Contingencies

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

Royalties

The Company contracts with third-party vendors to license tumor samples for development into PDX models and use in our TOS business. These types of arrangements have an upfront fee ranging from nil to $10,000 per tumor sample depending on the successful growth of the tumor model and ability to develop them into a sellable product. The upfront costs are expensed as incurred. In addition, under certain agreements, for a limited period of time, the Company is subject to royalty payments if the licensed tumor models are used for sale in our TOS business, ranging from 2% to 12.5% of the contract price after recouping certain initiation costs. Some of these arrangements also set forth an annual minimum royalty due regardless of tumor models used for sale. For the quarter ended July 31, 2021 and the year ended April 30, 2021, we have paid or accrued approximately $44,000 and $127,000 related to these royalty arrangements, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the condensed consolidated financial statements and related notes that appear elsewhere in this report and our most recent annual report for the year ended April 30, 2021, as filed on Form 10-K.

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

Forward-looking statements speak only as of the date the statements are made. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Risk Factors”

in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2021, as updated in our subsequent reports filed with the SEC, including any updates found in Part II, Item 1A of this or other reports on Form 10-Q, if any. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Overview and Recent Developments
We are engaged in creating transformative technology solutions to be utilized in oncology drug discovery and development. Our research center consists of a comprehensive set of computational and experimental research platforms. Our pharmacology, biomarker, and data platforms are designed to facilitate drug discovery and development at lower costs and increased speeds. We perform studies which we believe may predict the efficacy of experimental oncology drugs or approved drugs as stand-alone therapies or in combination with other drugs and can stimulate the results of human clinical trials. These studies include in vivo studies that rely on implanting multiple tumors from our TumorBank in mice and testing the therapy of interest on these tumors. Studies may also include bioinformatics analysis that reveal the differences in the genetic signatures of the tumors that responded to a therapy as compared to the tumors that did not respond. Additionally, we provide computational or experimental support to identify novel therapeutic targets, select appropriate patient populations for clinical evaluation, identify potential therapeutic combination strategies, and develop biomarker hypothesis of sensitivity or resistance. These studies include the use of our in vivo, ex vivo, analytical and computational platforms.

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

Our drug discovery and development business leverages the computational and experimental capabilities within our platforms. Our discovery strategy utilizes our rich and unique Datacenter, coupled with artificial intelligence and other advanced computational analytics, to identify novel therapeutic targets. We employ the use of our proprietary experimental platforms to rapidly validate these targets for further drug development efforts.

We have a rich pipeline of targets at various stages of discovery and validation, with a select group that has progressed to therapeutic development. Our commercial strategy for the validated targets and therapeutics established from this business is wide-ranging and still being developed. It will depend on many factors, and will be specific for each target or therapeutic area identified.

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through cash, working capital management, proceeds from certain private placements and public offerings of our securities, and sales of products and services. For the three months ended July 31, 2021, the Company had a net loss of approximately $172,000 and cash provided by operations of $216,000. As of July 31, 2021, the Company had an accumulated deficit of approximately $72.7 million, working capital of $919,000, and cash of $4.0 million. We believe that our cash on hand, together with expected positive cash flows from operations for fiscal year 2022, are adequate to fund operations through at least 12 months from the filing of this 10-Q. However, should our revenue expectations not materialize, we believe we have cost reduction strategies that could be implemented without disrupting the business or restructuring the Company. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

Operating Results

The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Three Months Ended July 31,
	2021	% of Revenue	2020	% of Revenue	% Change

Oncology services revenue	$11,253	100.0%	$9,547	100.0%	17.9%

Costs and operating expenses:
Cost of oncology services	5,396	48.0	5,336	55.9	1.1
Research and development	2,304	20.5	1,597	16.7	44.3
Sales and marketing	1,574	14.0	1,208	12.7	30.3
General and administrative	2,154	19.1	1,382	14.5	55.9

Total costs and operating expenses	11,428	101.6	9,523	99.8	20.0
Income (loss) from operations	$(175)	(1.6)%	$24	0.3%	(829.2)%

Oncology Services Revenue

Oncology services revenue, which is primarily derived from pharmacology studies, was $11.3 million and $9.5 million for the three months ended July 31, 2021 and 2020, respectively, an increase of $1.7 million or 17.9%. The increase in revenue is due to increased sales, both in number and size of studies, and the expansion of both our platform and product lines. Additionally, customers are seeking more complex study designs and end point analysis testing, leading to larger contracts, contributing to revenue growth.

Cost of Oncology Services

Cost of oncology services for the three months ended July 31, 2021 and 2020 were $5.4 million and $5.3 million, respectively, an increase of $60,000 or 1.1%.  For the three months ended July 31, 2021 and 2020, gross margins were 52.0% and 44.1%, respectively. The improvement in gross margin was primarily due to the reduction in outsourced lab work. Performing the work internally offset the increase in compensation and lab supply expenses resulting from the increase in study volume.

 Research and Development

Research and development expenses for the three months ended July 31, 2021 and 2020 were $2.3 million and $1.6 million, respectively, an increase of approximately $707,000 or 44.3%. The increase for the three month period was mainly due to increased compensation and lab supply expense related to our increased investment in our therapeutic discovery platform.

Sales and Marketing

Sales and marketing expenses for the three months ended July 31, 2021 and 2020 were $1.6 million and $1.2 million, respectively, an increase of $366,000, or 30.3%. The increase for the three month period is mainly due to compensation expense driven by the continued expansion of our research services business development team and the addition of a Software as a Service ("SaaS") business development team.

General and Administrative

General and administrative expenses for the three months ended July 31, 2021 and 2020 were $2.2 million and $1.4 million, an increase of $772,000, or 55.9%. General and administrative expenses are primarily comprised of compensation, insurance, professional fees, IT, and depreciation and amortization expenses and have increased to support the overall infrastructure growth of the company.

Inflation

Inflation does not have a meaningful impact on the results of our operations.

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash provided by operating activities was $216,000 compared to net cash used in operations of $715,000 for the three months ended July 31, 2021 and 2020, respectively. The cash generated from operating activities during the current period was primarily due to operating income excluding stock compensation, depreciation and amortization expenses.

Cash Flows from Investing Activities

Net cash used in investing activities was $907,000 and $626,000 for the three months ended July 31, 2021 and 2020, respectively. The cash used in investing activities was primarily for the investment in additional lab equipment and software development.

Cash Flows from Financing Activities

Net cash provided by financing activities was $2,000 for the three months ended July 31, 2021 compared to cash used by financing activities $58,000 for the three months ended July 31, 2020, respectively. Cash used for the three months ending July 31, 2020 was to apply payment for a financing lease.

Critical Accounting Estimates and Policies

The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to apply methodologies and make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates of the Company include, among other things, accounts receivable realization, revenue recognition (replacement of licensed tumors), valuation allowance for deferred tax assets, valuation of goodwill, and stock compensation and warrant assumptions. Actual results could differ from those estimates. The Company’s critical accounting policies are summarized in the Company’s Annual Report on Form 10-K, filed with the SEC on July 26, 2021.

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

Management has assessed the effectiveness of our internal control over financial reporting as of July 31, 2021, and concluded that, due to the weakness we identified below, our disclosure controls and procedures are not effective.

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

Remediation Plan

The Company’s management had begun to design and implement certain measures to address the above-described material weakness and enhance the Company’s internal control in order to remediate this material weakness. As part of our remediation measures, the Company will implement plans to enhance the Company’s process and controls including ensuring adequate identification and review of royalty agreement terms and obligations which are still being formalized as of the date of this quarterly Form 10-Q.

Notwithstanding such material weakness in internal control over financial reporting, our management concluded that our consolidated financial statements in this quarterly report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

There were no changes, other than our remediation efforts discussed above, in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

    As a smaller reporting company, we are not required to provide the information required by this Item; however, the discussion of our business and operations should be read together with the Risk Factors set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 26, 2021. Such risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flow, strategies or prospects in a material and adverse manner.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Exhibit
31.1*	Section 302 Certification of Principal Executive Officer
31.2*	Section 302 Certification of Principal Financial Officer
32.1**	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	iXBRL Instance Document.
101.SCH*	iXBRL Taxonomy Extension Schema Document.
101.CAL*	iXBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	iXBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	iXBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	iXBRL Taxonomy Extension Presentation Linkbase Document.
* filed herewith
** furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPIONS ONCOLOGY, INC.
(Registrant)

Date: September 13, 2021	By:	/s/ Ronnie Morris
Ronnie Morris
Chief Executive Officer
(principal executive officer)

Date: September 13, 2021	By:	/s/ David Miller
David Miller
Chief Financial Officer
(principal financial and accounting officer)