Form 10-Q
period 2021-10-31
CHAMPIONS ONCOLOGY, INC.
filed 2021-12-13
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2021
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
 The number of Common Shares of the Registrant outstanding as of December 10, 2021 was 13,514,894.

DOCUMENTS INCORPORATED BY REFERENCE - None

INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHAMPIONS ONCOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	October 31, 2021	April 30, 2021
	(unaudited)
ASSETS
Current assets:
Cash	$4,781	$4,687
Accounts receivable, net	8,190	6,986
Prepaid expenses and other current assets	731	957

Total current assets	13,702	12,630

Operating lease right-of-use assets, net	8,261	8,521
Property and equipment, net	6,983	6,090
Other long-term assets	15	15
Goodwill	335	335

Total assets	$29,296	$27,591

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,477	$1,894
Accrued liabilities	1,911	2,231
Current portion of operating lease liabilities	930	818
Other current liability	15	—
Deferred revenue	6,132	6,256

Total current liabilities	12,465	11,199

Non-current operating lease liabilities	8,525	8,783
Other non-current liabilities	235	181

Total liabilities	$21,225	$20,163

Stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 13,496,144 and 13,414,066 shares issued and outstanding as of October 31, 2021 and April 30, 2021, respectively	14	13
Additional paid-in capital	80,482	79,945
Accumulated deficit	(72,425)	(72,530)

Total stockholders’ equity	8,071	7,428

Total liabilities and stockholders’ equity	$29,296	$27,591

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020

Oncology services revenue	$11,786	$10,117	$23,039	$19,664

Costs and operating expenses:
Cost of oncology services	5,609	5,644	11,005	10,980
Research and development	2,299	1,650	4,603	3,247
Sales and marketing	1,640	1,348	3,214	2,556
General and administrative	1,975	1,468	4,129	2,850

Total costs and operating expenses	11,523	10,110	22,951	19,633

Income from operations	263	7	88	31

Other income	26	9	43	73

Income before provision for income taxes	289	16	131	104
Provision for income taxes	12	15	26	28

Net income	$277	$1	$105	$76

Net income per common share outstanding
basic	$0.02	$—	$0.01	$0.01
and diluted	$0.02	$—	$0.01	$0.01

Weighted average common shares outstanding
basic	13,428,508	13,064,191	13,145,930	12,811,921
and diluted	14,549,136	15,062,103	14,213,450	14,563,060

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance April 30, 2021	13,414,066	$13	$79,945	$(72,530)	$7,428
Stock-based compensation	—	—	280	—	280
Issuance of common stock on exercise of stock options	1,000	—	2	—	2
Net loss	—	—	—	(172)	(172)
Balance July 31, 2021	13,415,066	$13	$80,227	$(72,702)	$7,538
Stock-based compensation	—	—	134	—	134
Issuance of common stock on exercise of stock options	81,078	1	121	—	122
Net income	—	—	—	277	277
Balance October 31, 2021	13,496,144	$14	$80,482	$(72,425)	$8,071

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance April 30, 2020	12,726,728	$13	$77,978	$(72,673)	$5,318
Stock-based compensation	—	—	120	—	120
Issuance of common stock on exercise of stock options	1,160	—	—	—	—
Net income	—	—	—	75	75
Balance July 31, 2020	12,727,888	$13	$78,098	$(72,598)	$5,513
Stock-based compensation	—	—	85	—	85
Issuance of common stock on exercise of stock options	640,657	—	1,294	—	1,294
Net income	—	—	—	1	1
Balance October 31, 2020	13,368,545	$13	$79,477	$(72,597)	$6,893

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Six Months Ended October 31,
	2021	2020
Operating activities:
Net income	$105	$76

Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	414	205
Depreciation and amortization expense	663	584
Net gain on disposal of equipment	(4)	—
Gain on termination of operating lease	—	(75)
Operating lease right-of use assets	519	79
Provision for doubtful accounts	117	49
Changes in operating assets and liabilities:
Accounts receivable	(1,321)	(1,237)
Prepaid expenses and other current assets	226	(92)
Accounts payable	1,506	568
Accrued liabilities	(320)	(507)
Other current liabilities	15	—
Other non-current liabilities	54	3
Operating lease liabilities	(406)	138
Deferred revenue	(124)	373

Net cash provided by operating activities	1,444	164

Investing activities:
Purchase of property and equipment	(1,473)	(1,224)
Refund of security deposit	—	92

Net cash used in investing activities	(1,473)	(1,132)

Financing activities:
Proceeds from exercise of options	123	1,294
Finance lease payments	—	(115)

Net cash provided by financing activities	123	1,179

Increase in cash	94	211
Cash at beginning of period	4,687	8,342

Cash at end of period	$4,781	$8,553

Non-cash investing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$205	$3,872
Equipment acquired in accounts payable	79	—
Unpaid portion of property and equipment purchase	—	240

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

The Company has three operating subsidiaries: Champions Oncology (Israel), Limited, Champions Biotechnology U.K., Limited, and Champions Oncology, S.R.L. (Italy). For the three and six months ended October 31, 2021 and 2020, there were no revenues earned by these subsidiaries.

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

Note 2. Significant Accounting Policies

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash, and with original maturities of three months or less to be cash equivalents. As of October 31, 2021 and April 30, 2021 the Company had no cash equivalents.

Liquidity

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our cash on hand, working capital management, proceeds from certain private placements and public offerings of our securities, and sales of products and services. For the six months ended October 31, 2021, the Company had net income of approximately $105,000 and cash provided by operations of $1.4 million. As of October 31, 2021, the Company had an accumulated deficit of approximately $72.4 million, working capital of $1.2 million and cash of $4.8 million. We believe that our cash on hand, together with expected net positive cash provided by operations for fiscal year 2022, are adequate to fund operations through at least 12 months from the filing of this 10-Q. However, should our revenue expectations not materialize, we believe we have cost reduction strategies that could be implemented without disrupting the business or restructuring the Company. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

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

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Basic and diluted net income per share computation (dollars in thousands):
Net income attributable to common stockholders	$277	$1	$105	$76
Weighted Average common shares – basic	13,428,508	13,064,191	13,145,930	12,811,921
Basic net income per share	$0.02	$—	$0.01	$0.01

Diluted income per share computation:
Net income attributable to common stockholders	$277	$1	$105	$76
Net income available to common stockholders	$277	$1	$105	$76

Weighted Average common shares	13,428,508	13,064,191	13,145,930	12,811,921
Incremental shares from assumed exercise of stock options	1,120,628	1,997,912	1,067,520	1,751,139
Adjusted weighted average share – diluted	14,549,136	15,062,103	14,213,450	14,563,060

Diluted net income per share	$0.02	$—	$0.01	$0.01

The following table reflects the total potential share-based instruments outstanding at October 31, 2021 and 2020 that could have an effect on the future computation of dilution per common share, had their effect not been anti-dilutive:

	October 31,
	2021	2020
Total common stock equivalents	1,634,928	1,651,478

Income Taxes

    Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements. In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient earnings history, a valuation allowance is established. The Company's ability to utilize net operating loss (“NOL”) carryforwards to offset future taxable income would be limited if the Company had undergone or were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code (the “IRC”). The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change.   As of October 31, 2021 and April 30, 2021, the Company provided a valuation allowance for all net deferred tax assets, as recovery is not more likely than not based on an insufficient history of earnings.

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

The Company reflects tax benefits only if it is more likely than not that the Company will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  The Company recorded $181,000 of liabilities related to uncertain tax positions relative to one of its foreign operations as of October 31, 2021 and April 30, 2021.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company accrued $3,000 for interest and penalties on its consolidated balance sheets as of October 31, 2021 and April 30, 2021. The Company did not recognize interest or penalties on its consolidated statements of operations during the three or six-

month periods ended October 31, 2021 and 2020. The Company does not anticipate unrecognized tax benefits will be recorded during the next 12 months.

The provision for income taxes for the three months ended October 31, 2021 and 2020 was $12,000 and $15,000, respectively, and for the six months ended October 31, 2021 and 2020 was $26,000 and $28,000, respectively, mainly attributable to taxable income earned in Israel relating to transfer pricing.

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

Note 3. Accounts Receivable, Unbilled Services and Deferred Revenue
Accounts receivable and unbilled services were as follows (in thousands):

	October 31, 2021		April 30, 2021
Accounts receivable	$4,654		$4,304
Unbilled services	3,991	3991000	3,020
Total accounts receivable and unbilled services	8,645		7,324
Less allowance for doubtful accounts	(455)		(338)
Total accounts receivable, net	$8,190		$6,986
Deferred revenue was as follows (in thousands):

	October 31, 2021	April 30, 2021
Deferred revenue	$6,132	$6,256
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

Other TOS (Translational Oncology Solutions) revenue represents additional services provided to the Company's pharmaceutical and biotechnology customers, specifically flow cytometry services and SaaS provided via our Lumin Bioinformatics software.

Revenues from one pharmaceutical services and Other TOS revenue customer represents approximately 15% and 10% of the company’s total consolidated revenues for the three months ended October 31, 2021 and 2020, respectively, and 15% of the company's total consolidated revenue for the six months ended October 31, 2021. No customers represented 10% or more of the company's total consolidated revenue for the six months ended October 31, 2020.

The following tables represents disaggregated revenue for the three and six months ended October 31, 2021 and 2020:

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
Pharmacology services	$11,143	$10,041	$21,846	$19,454
Other TOS revenue	643	39	1,169	60
Personalized oncology services	—	37	24	150
Total oncology services revenue	$11,786	$10,117	$23,039	$19,664

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

Note 5. Property and Equipment
Property and equipment is recorded at cost and primarily consists of laboratory equipment, furniture and fixtures, and computer equipment and software. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the various assets ranging from three to nine years. Property and equipment consisted of the following (table in thousands):

	October 31, 2021	April 30, 2021
Furniture and fixtures	$246	$246
Computer equipment and software	1,563	1,461
Capitalized software development costs	484	484
Laboratory equipment	7,788	6,640
Assets in progress	1,402	1,211
Leasehold improvements	112	4

Total property and equipment	11,595	10,046
Less: Accumulated depreciation	(4,612)	(3,956)

Property and equipment, net	$6,983	$6,090
Depreciation and amortization expense was $346,000 and $254,000 for the three months ended October 31, 2021 and 2020, respectively. Depreciation and amortization expense, excluding expense recorded under the finance lease, was $663,000 and $478,000 for the six months ended October 31, 2021 and 2020, respectively.

As of October 31, 2021 and April 30, 2021, property, plant and equipment included gross assets held under finance leases of $343,000. Related depreciation expense was approximately $0 and $53,000 for the three months ended October 31, 2021 and 2020, respectively, and approximately $0 and $106,000 for the six months ended October 31, 2021 and 2020, respectively.

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

The Company capitalizes development and implementation costs, in accordance with ASC-350, for its Lumin Bioinformatics platform ("Lumin"). Lumin is the Company's oncology data-driven software program and data tool which is classified as Software as a Service (SaaS). These capitalized costs represent salaries, including direct payroll-related costs, certain software development consultant expenses and molecular sequencing programming costs incurred in the engineering and coding of the software development. During the first quarter of fiscal 2021, the initial version of the Lumin platform was launched, at which time initial capitalization ceased and amortization commenced. The total Lumin asset was placed into service as of July 31, 2020 in the gross amount of $484,000. Depreciation and amortization related to this asset was $40,000 for the three-months ended October 31, 2021 and 2020, respectively, and $81,000 for the six-months ended October 31, 2021 and 2020, respectively.

During the second quarter ended October 31, 2020 and through the second quarter ended October 31, 2021, the Company continued to develop increased functionality, expand product design and usability, and add enhancements to the Lumin platform. In accordance with accounting guidance, these costs were capitalized, and as of October 31, 2021, were not yet placed into service or made available for sale. This developmental work does not render the initial released version to be obsolete or diminished in value but, rather, adds to the base level of the existing platform. Total costs included in assets in progress related to these capitalized enhancements and additional functionality as of October 31, 2021 and April 30, 2021 are $1.4 million and $991,000, respectively. These developments are expected to be placed into service and made available for sale in the latter half of fiscal 2022.

Finance Lease

In November 2014, the Company entered into a finance lease for laboratory equipment. The lease had costs of approximately $149,000, at inception, through November 2019. As of October 31, 2021 the asset has been fully depreciated and book value is nil.

In July 2018, the Company entered into a second finance lease for laboratory equipment. The lease had costs of approximately $266,000, inclusive of interest and taxes. The Company elected to pay the outstanding balance of the lease early during the fourth quarter of fiscal 2019. During the quarter of fiscal 2020, ended October 31, 2019, the Company traded in this asset and received a $160,000 reduction in the purchase price of two newly acquired assets. The net book value of the asset traded in at the time of trade in was $108,000, resulting in a gain on the disposal of the asset of $53,000, which was included as an offset in the other expense line within the Company's consolidated statement of operations for the nine months ended January 31, 2020. As of October 31, 2021 the assets have been fully depreciated and book value is nil.

In December 2019, the Company entered into a finance lease for laboratory equipment. The lease had costs of approximately $231,000, at inception, through November 2020. The lease term expired December 2020. Depreciation and amortization expense related to this finance lease was zero and $53,000 for the three months ended October 31, 2021 and 2020, respectively, and zero and $106,000 for the six-months ended October 31, 2021 and 2020, respectively. As of October 31, 2021 the asset has been fully depreciated and book value is nil.

Note 6. Share-Based Payments

The Company has in place a 2010 Equity Incentive Plan, 2008 Equity Incentive Plan and 2021 Equity Incentive Plan. In general, these plans provide for stock-based compensation in the form of (i) Non-statutory Stock Options; (ii) Restricted Stock Awards; and (iii) Stock Appreciation Rights to the Company’s employees, directors and non-employees. The plans also provide for limits on the aggregate number of shares that may be granted, the term of grants and the strike price of option awards.

Stock-based compensation expense was recognized as follows (table in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2021	2020	2021	2020
General and administrative	$48	$10	$219	$57
Sales and marketing	45	49	96	97
Research and development	8	5	14	9
Cost of oncology services	33	21	85	42
Total stock-based compensation expense	$134	$85	$414	$205

Stock Option Grants

Black-Scholes assumptions used to calculate the fair value of options granted during the three and six months ended October 31, 2021 and 2020 were as follows:

	Three Months Ended October 31,			Six Months Ended October 31,
	2021	2020		2021	2020
Expected term in years	—	6		6	6
Risk-free interest rates	—%	0.27%	0	0.82%-—%	0.27%-0.39%
Volatility	—%	72.83%		65.94%-66.21%	72.64%-72.83%
Dividend yield	—%	—%		—%	—%

The weighted average fair value of stock options granted during the three and six months ended October 31, 2020 was $7.05 and $7.29, respectively. There was no options granted during the three months ended October 31, 2021. The weighted average fair value of stock options granted during the six months ended October 31, 2021 was $5.33.

The Company’s stock options activity for the six months ended October 31, 2021 was as follows:

	Directors and Employees	Non- Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, April 30, 2021	1,618,231	35,415	1,653,646	$3.96	5.42	$11,384,000
Granted	82,532	3,000	85,532	9.01	9.65
Exercised	(82,078)	—	(82,078)	1.91
Forfeited	(12,500)	—	(12,500)	6.74
Canceled	(4,672)	—	(4,672)	3.36
Expired	—	(5,000)	(5,000)	9.60

Outstanding, October 31, 2021	1,601,513	33,415	1,634,928	4.29	5.27	$9,246,000

Vested and expected to vest as of October 31, 2021	1,601,513	33,415	1,634,928	4.29	5.27	$9,246,000

Exercisable as of October 31, 2021	1,296,094	4,584	1,300,678	3.69	4.51	$8,189,000

Note 7. Leases
The Company accounts for its leases under ASU 2016-02, "Leases", Topic 842.

Operating Leases
The Company currently leases certain office equipment and its office and laboratory facilities under non-cancelable operating leases. Rent expense for operating leases is recognized on a straight-line basis over the lease term from the lease commencement date through the scheduled expiration date. Rent expenses totaled $467,000 and $314,000 for the three months ended October 31, 2021 and 2020, respectively and $932,000 and $629,000 for the six months ended October 31, 2021 and 2020, respectively. The Company considers its facilities adequate for its current operational needs.

The Company leases the following facilities:

•One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in November 2021 and is expected to be renewed. The Company recognized $24,000 of rental costs relative to this lease for three months ended October 31, 2021 and 2020, and $47,000 and $44,000 the six months ended October 31, 2021 and 2020, respectively.
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
◦For the leases related to the Original and Expansion Premises at Piccard Drive, the Company recognized $292,000 and $290,000 of rental expense for the three months ended October 31, 2021 and 2020, respectively, and $591,000 and $534,000 for the six months ended October 31, 2021 and 2020, respectively.
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
◦The Company recognized $130,000 and zero of rental expense for the three months ended October 31, 2021 and 2020, respectively, and $260,000 and zero of rental expense for the six months ended October 31, 2021 and 2020, respectively, for the Additional Expansion Premises.
•1405 Research Boulevard, Suite 125, Rockville, Maryland 20850 (“New Location”), which consisted of laboratory and office space where the Company conducted operations related to its primary service offerings. The Company executed this lease on November 1, 2018. The operating commencement date was January 17, 2019. This lease was set to expire in April 2024. The Company terminated this lease on June 30, 2020 and transitioned its activities from this location to the Expansion Premises, as defined above, during the first quarter of fiscal 2021. Upon lease termination, the Company recognized a decrease in the related operating ROU asset and operating lease liability of approximately $850,000 and $926,000, respectively, as well as a gain on lease termination of $75,000. For the three month period ended October 31, 2021 and 2020 there was zero rent expense. The Company recognized zero and $43,000 of rental expense for the six months ended October 31, 2021 and 2020, respectively.
•VIA LEONE XIII, 14, Milan, Italy, which consists of laboratory and office space where the Company has begun to conduct operations related to its flow cytometry service offerings. The Company executed the lease for its laboratory space in June 2021, commencing occupancy during the three months ending October 31, 2021. The Company executed the lease for its office space on October 1, 2021.
◦The Company recognized an operating ROU asset and related operating lease liability for the lab and office space of $205,000 each, respectively.
◦The Company recognized rental costs associated with these leases of $21,000 and zero for the three months ending October 31, 2021 and 2020, respectively, and $34,000 and zero for the six months ending October 31, 2021 and 2020, respectively.

ROU assets and lease liabilities related to our current operating leases are as follows (in thousands):

	October 31, 2021	April 30, 2021
Operating lease right-of-use assets, net	$8,261	$8,521
Current portion of operating lease liabilities	930	818
Non-current portion of operating lease liabilities	8,525	8,783

As of October 31, 2021, the weighted average remaining operating lease term and the weighted average discount rate were 7.23 years and 5.76%, respectively.

Future minimum lease payments due each fiscal year as follows (in thousands):

Remainder of 2022	$1,307
2023	2,630
2024	2,694
2025	2,731
2026	2,775
Thereafter	7,947
Total	$20,084

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

Consulting Services

During the three months ended October 31, 2021 and 2020, the Company paid an affiliate of a board member $9,000 and $15,000, respectively, for consulting services unrelated to his duty as a board member. During the six months ended October 31, 2021 and 2020, the Company paid this same affiliate of a board member $18,000 and $33,000, respectively, for consulting services unrelated to his duty as a board member.

During the three months ended October 31, 2021 and 2020, the Company paid an affiliate of another board member $2,150 and $3,900, respectively, for consulting services unrelated to their duties as a board member. During the six months ended October 31, 2021 and 2020, the Company paid this same affiliate of a board member $5,000 and $9,500, respectively, for consulting services unrelated to his duty as a board member.

As of October 31, 2021, $4,600 was due to these related parties.

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

Royalties

The Company contracts with third-party vendors to license tumor samples for development into PDX models and use in our TOS business. These types of arrangements have an upfront fee ranging from nil to $10,000 per tumor sample depending on the successful growth of the tumor model and ability to develop them into a sellable product. The upfront costs are expensed as incurred. In addition, under certain agreements, for a limited period of time, the Company is subject to royalty payments if the licensed tumor models are used for sale in our TOS business, ranging from 2% to 12.5% of the contract price after recouping certain initiation costs. Some of these arrangements also set forth an annual minimum royalty due regardless of tumor models used for sale. For the six months ended October 31, 2021 and the year ended April 30, 2021, we have paid or accrued approximately $194,000 and $127,000 related to these royalty arrangements, respectively. For the three months ended October 31, 2021, and 2020, we have paid or accrued approximately $50,000 and $12,000, respectively, related to these royalty arrangements.

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

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through cash on hand, working capital management, proceeds from certain private placements and public offerings of our securities, and sales of products and services. For the six months ended October 31, 2021, the Company had net income of approximately $105,000 and cash provided by operations of $1.4 million. As of October 31, 2021, the Company had an accumulated deficit of approximately $72.4 million, working capital of $1.2 million, and cash on hand of $4.8 million. We believe that our cash on hand, together with expected positive cash flows from operations for fiscal year 2022, are adequate to fund operations through at least 12 months from the filing of this 10-Q. However, should our revenue expectations not materialize, we believe we have cost reduction strategies that could be implemented without disrupting the business or restructuring the Company. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

Operating Results

The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Three Months Ended October 31,
	2021	% of Revenue	2020	% of Revenue	% Change

Oncology services revenue	$11,786	100.0%	$10,117	100.0%	16.5%

Costs and operating expenses:
Cost of oncology services	5,609	47.6	5,644	55.8	(0.6)
Research and development	2,299	19.5	1,650	16.3	39.3
Sales and marketing	1,640	13.9	1,348	13.3	21.7
General and administrative	1,975	16.8	1,468	14.5	34.5

Total costs and operating expenses	11,523	97.8	10,110	99.9	14.0
Income from operations	$263	2.2%	$7	0.1%	3,657.1%

	For the Six months ended October 31,
	2021	% of Revenue	2020	% of Revenue	% Change

Oncology services revenue	$23,039	100.0%	$19,664	100.0%	17.2%

Costs and operating expenses:
Cost of oncology services	11,005	47.8	10,980	55.8	0.2
Research and development	4,603	20.0	3,247	16.5	41.8
Sales and marketing	3,214	14.0	2,556	13.0	25.7
General and administrative	4,129	17.9	2,850	14.5	44.9

Total costs and operating expenses	22,951	99.6	19,633	99.7	16.9
Income from operations	$88	0.4	$31	0.2%	183.9%

Oncology Services Revenue

Oncology services revenue, which is primarily derived from pharmacology studies, was $11.8 million and $10.1 million for the three months ended October 31, 2021 and 2020, respectively, an increase of $1.7 million or 16.5%. Oncology services revenue was $23.0 million and $19.7 million for the six months ended October 31, 2021 and 2020, respectively, an increase of $3.4 million or 17.2%. The increase in revenue is due to continued demand for our core services and the expansion of both our platform and product lines driving increased sales, both in number and size of studies.

Cost of Oncology Services

Cost of oncology services for the three months ended October 31, 2021 and 2020 were $5.6 million.  For the three months ended October 31, 2021 and 2020, gross margins were 52.4% and 44.2%, respectively. Cost of oncology services for the six months ended October 31, 2021 and 2020 were $11.0 million and $11.0 million, respectively, an increase of $25,000.  For the six months ended October 31, 2021 and 2020, gross margins were 52.2% and 44.2%, respectively. The improvement in gross margin was primarily due to the reduction in outsourced lab work. Performing the work internally offset the increase in compensation and lab supply expenses resulting from the increase in study volume.

 Research and Development

Research and development expenses for the three months ended October 31, 2021 and 2020 were $2.3 million and $1.7 million, respectively, an increase of approximately $649,000 or 39.3%. Research and development expenses for the six months ended October 31, 2021 and 2020 were $4.6 million and $3.2 million, respectively, an increase of approximately $1.4 million or 41.8%. The increase for the three and six month periods was mainly due to increased compensation and sequencing costs related to our increased investment in our therapeutic target discovery platform.

Sales and Marketing

Sales and marketing expenses for the three months ended October 31, 2021 and 2020 were $1.6 million and $1.3 million, respectively, an increase of $292,000, or 21.7%. Sales and marketing expenses for the six months ended October 31, 2021 and 2020 were $3.2 million and $2.6 million, respectively, an increase of $658,000, or 25.7%. The increase for the three and six month periods is mainly due to compensation expense driven by the expansion of our research services business development team and the addition of a Software as a Service ("SaaS") business development team.

General and Administrative

General and administrative expenses for the three months ended October 31, 2021 and 2020 were $2.0 million and $1.5 million, an increase of $507,000, or 34.5%. General and administrative expenses for the six months ended October 31, 2021 and 2020 were $4.1 million and $2.9 million, an increase of $1.3 million, or 44.9%. The increase was primarily due to an increase in compensation as well as an increase in IT related expenses to support the overall infrastructure growth of the organization.

Inflation

Inflation does not have a meaningful impact on the results of our operations.

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash provided by operating activities was $1.4 million compared to net cash provided by operations of $164,000 for the six months ended October 31, 2021 and 2020, respectively. The cash generated from operating activities during the current period was primarily due to operating income excluding stock compensation, depreciation and amortization expenses, and changes in current balance sheet accounts in the ordinary course of business.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.5 million and $1.1 million for the six months ended October 31, 2021 and 2020, respectively. The cash used in investing activities was primarily for the investment in additional lab equipment and software development.

Cash Flows from Financing Activities

Net cash provided by financing activities was $123,000 for the six months ended October 31, 2021 compared to cash provided by financing activities $1.2 million for the six months ended October 31, 2020, respectively. Cash provided by financing activities decreased as a direct result of a decrease in options exercised versus the prior year period offset by the application of a financing lease payment for the six months ending October 31, 2020.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the relationship between the benefit of desired controls and procedures and the cost of implementing new controls and procedures.

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

Management has assessed the effectiveness of our internal control over financial reporting as of October 31, 2021, and concluded that, due to the weakness we identified below, our disclosure controls and procedures are not effective.

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

Remediation Plan

The Company’s management has begun to design and implement certain measures to address the above-described material weakness and enhance the Company’s internal control in order to remediate this material weakness. As part of our remediation measures, the Company will continue to implement plans to enhance the Company’s process and controls including ensuring adequate identification and review of royalty agreement terms and obligations which have been formalized as of the date of this quarterly Form 10-Q.

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

CHAMPIONS ONCOLOGY, INC.
(Registrant)

Date: December 13, 2021	By:	/s/ Ronnie Morris
Ronnie Morris
Chief Executive Officer
(principal executive officer)

Date: December 13, 2021	By:	/s/ David Miller
David Miller
Chief Financial Officer
(principal financial and accounting officer)