Form 10-Q
period 2022-01-31
CHAMPIONS ONCOLOGY, INC.
filed 2022-03-15
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2022
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
 The number of Common Shares of the Registrant outstanding as of March 11, 2022 was 13,522,441.

DOCUMENTS INCORPORATED BY REFERENCE - None

INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHAMPIONS ONCOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	January 31, 2022	April 30, 2021
	(unaudited)
ASSETS
Current assets:
Cash	$8,701	$4,687
Accounts receivable, net	8,563	6,986
Prepaid expenses and other current assets	561	957

Total current assets	17,825	12,630

Operating lease right-of-use assets, net	8,418	8,521
Property and equipment, net	6,991	6,090
Other long-term assets	15	15
Goodwill	335	335

Total assets	$33,584	$27,591

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,743	$1,894
Accrued liabilities	2,026	2,231
Current portion of operating lease liabilities	1,014	818
Other current liability	15	—
Deferred revenue	8,701	6,256

Total current liabilities	15,499	11,199

Non-current operating lease liabilities	8,618	8,783
Other non-current liabilities	231	181

Total liabilities	$24,348	$20,163

Stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 13,517,941 and 13,414,066 shares issued and outstanding as of January 31, 2022 and April 30, 2021, respectively	14	13
Additional paid-in capital	80,860	79,945
Accumulated deficit	(71,638)	(72,530)

Total stockholders’ equity	9,236	7,428

Total liabilities and stockholders’ equity	$33,584	$27,591

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021

Oncology services revenue	$13,193	$10,812	$36,232	$30,476

Costs and operating expenses:
Cost of oncology services	6,406	4,623	17,411	15,603
Research and development	2,181	1,879	6,783	5,125
Sales and marketing	1,549	1,492	4,764	4,048
General and administrative	2,227	1,836	6,356	4,686

Total costs and operating expenses	12,363	9,830	35,314	29,462

Income from operations	830	982	918	1,014

Other income (expense), net	(32)	(8)	11	64

Income before provision for income taxes	798	974	929	1,078
Provision for income taxes	11	15	37	43

Net income	$787	$959	$892	$1,035

Net income per common share outstanding
basic	$0.06	$0.07	$0.07	$0.08
and diluted	$0.05	$0.07	$0.06	$0.07

Weighted average common shares outstanding
basic	13,500,444	13,371,613	13,170,880	12,974,470
and diluted	14,387,009	14,507,155	14,178,082	14,510,280

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance April 30, 2021	13,414,066	$13	$79,945	$(72,530)	$7,428
Stock-based compensation	—	—	280	—	280
Issuance of common stock on exercise of stock options	1,000	—	2	—	2
Net loss	—	—	—	(172)	(172)
Balance July 31, 2021	13,415,066	$13	$80,227	$(72,702)	$7,538
Stock-based compensation	—	—	134	—	134
Issuance of common stock on exercise of stock options	81,078	1	121	—	122
Net income	—	—	—	277	277
Balance October 31, 2021	13,496,144	$14	$80,482	$(72,425)	$8,071
Stock-based compensation	—	—	310	—	310
Issuance of common stock on exercise of stock options	21,797	—	68	—	68
Net income	—	—	—	787	787
Balance January 31, 2022	13,517,941	$14	$80,860	$(71,638)	$9,236

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance April 30, 2020	12,726,728	$13	$77,978	$(72,673)	$5,318
Stock-based compensation	—	—	120	—	120
Issuance of common stock on exercise of stock options	1,160	—	—	—	—
Net income	—	—	—	75	75
Balance July 31, 2020	12,727,888	$13	$78,098	$(72,598)	$5,513
Stock-based compensation	—	—	85	—	85
Issuance of common stock on exercise of stock options	640,657	—	1,294	—	1,294
Net income	—	—	—	1	1
Balance October 31, 2020	13,368,545	$13	$79,477	$(72,597)	$6,893

Stock-based compensation	—	—	232	—	232
Issuance of common stock on exercise of stock options	21,627	—	2	—	2
Net income	—	—	—	959	959
Balance January 31, 2021	13,390,172	$13	$79,711	$(71,638)	$8,086

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Nine Months Ended January 31,
	2022	2021
Operating activities:
Net income	$892	$1,035

Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	724	437
Depreciation and amortization expense	1,059	881
Net gain on disposal of equipment	(4)	—
Gain on termination of operating lease	—	(75)
Operating lease right-of use assets	535	226
Provision for doubtful accounts	117	49
Changes in operating assets and liabilities:
Accounts receivable	(1,693)	(1,401)
Prepaid expenses and other current assets	397	(34)
Accounts payable	1,772	(1,395)
Accrued liabilities	(205)	(122)
Other current liabilities	15	—
Other non-current liabilities	50	3
Operating lease liabilities	(403)	(106)
Deferred revenue	2,445	801

Net cash provided by operating activities	5,701	299

Investing activities:
Purchase of property and equipment	(1,878)	(2,427)
Refund of security deposit	—	92

Net cash used in investing activities	(1,878)	(2,335)

Financing activities:
Proceeds from exercise of options	191	1,296
Finance lease payments	—	(173)

Net cash provided by financing activities	191	1,123

Increase (decrease) in cash	4,014	(913)
Cash at beginning of period	4,687	8,342

Cash at end of period	$8,701	$7,429

Non-cash investing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$205	$3,872
Equipment acquired in accounts payable	79	—

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

The Company has three operating subsidiaries: Champions Oncology (Israel), Limited, Champions Biotechnology U.K., Limited, and Champions Oncology, S.R.L. (Italy). For the three and nine months ended January 31, 2022 and 2021, there were no revenues earned by these subsidiaries.

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

Note 2. Significant Accounting Policies

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash, and with original maturities of three months or less to be cash equivalents. As of January 31, 2022 and April 30, 2021 the Company had no cash equivalents.

Liquidity

The Company's liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, these cash requirements have been met through cash on hand, working capital management, proceeds from certain private placements and public offerings of securities, and sales of products and services. For the nine months ended January 31, 2022, the Company had net income of approximately $892,000 and cash provided by operations of $5.7 million. As of January 31, 2022, the Company had an accumulated deficit of approximately $71.6 million, working capital of $2.3 million and cash of $8.7 million. The Company believes that cash on hand, together with expected net positive cash provided by operations for fiscal year 2022, are adequate to fund operations through at least 12 months from the filing of this 10-Q. However, should revenue expectations not materialize, the Company has cost reduction strategies that could be implemented without disrupting the business or restructuring the Company. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

Leases

The Company accounts for its leases under Accounting Standards Codification ("ASC") Topic 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease, if applicable, or the Company’s incremental borrowing rate. As the Company's leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use ("ROU") asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the ROU asset result in straight-line rent expense over the lease term.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Basic and diluted net income per share computation (dollars in thousands):
Net income attributable to common stockholders	$787	$959	$892	$1,035
Weighted Average common shares – basic	13,500,444	13,371,613	13,170,880	12,974,470
Basic net income per share	$0.06	$0.07	$0.07	$0.08

Diluted income per share computation:
Net income attributable to common stockholders	$787	$959	$892	$1,035
Net income available to common stockholders	$787	$959	$892	$1,035

Weighted Average common shares	13,500,444	13,371,613	13,170,880	12,974,470
Incremental shares from assumed exercise of stock options	886,565	1,135,542	1,007,202	1,535,810
Adjusted weighted average share – diluted	14,387,009	14,507,155	14,178,082	14,510,280

Diluted net income per share	$0.05	$0.07	$0.06	$0.07

The following table reflects the total potential share-based instruments outstanding at January 31, 2022 and 2021 that could have an effect on the future computation of dilution per common share, had their effect not been anti-dilutive:

	January 31,
	2022	2021
Total common stock equivalents	1,681,448	1,693,312

Income Taxes

    Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements. In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient earnings history, a valuation allowance is established. The Company's ability to utilize net operating loss (“NOL”) carryforwards to offset future taxable income would be limited if the Company had undergone or were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code (the “IRC”). The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change.   As of January 31, 2022 and April 30, 2021, the Company provided a valuation allowance for all net deferred tax assets, as recovery is not more likely than not based on an insufficient history of earnings.

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

The Company reflects tax benefits only if it is more likely than not that the Company will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  The Company recorded $181,000 of liabilities related to uncertain tax positions relative to one of its foreign operations as of January 31, 2022 and April 30, 2021.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company accrued $3,000 for interest and penalties on its consolidated balance sheets as of January 31, 2022 and April 30, 2021. The Company did not recognize interest or penalties on its consolidated statements of operations during the three or nine-

month periods ended January 31, 2022 and 2021. The Company does not anticipate unrecognized tax benefits will be recorded during the next 12 months.

The provision for income taxes for the three months ended January 31, 2022 and 2021 was $11,000 and $15,000, respectively, and for the nine months ended January 31, 2022 and 2021 was $37,000 and $43,000, respectively, mainly attributable to taxable income earned in Israel relating to transfer pricing.

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

Note 3. Accounts Receivable, Unbilled Services and Deferred Revenue
Accounts receivable and unbilled services were as follows (in thousands):

	January 31, 2022	April 30, 2021
Accounts receivable	$4,858	$4,304
Unbilled services	4,160	3,020
Total accounts receivable and unbilled services	9,018	7,324
Less allowance for doubtful accounts	(455)	(338)
Total accounts receivable, net	$8,563	$6,986
Deferred revenue was as follows (in thousands):

	January 31, 2022	April 30, 2021
Deferred revenue	$8,701	$6,256
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

Revenues from one pharmaceutical services and Other TOS revenue customer represent approximately 11% and 10% of the company’s total consolidated revenues for the three months ended January 31, 2022 and 2021, respectively, and 14% and 10% of the company's total consolidated revenue for the nine months ended January 31, 2022 and 2021, respectively.

The following tables represents disaggregated revenue for the three and nine months ended January 31, 2022 and 2021:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Pharmacology services	$12,622	$10,745	$34,468	$30,199
Other TOS revenue	546	62	1,715	122
Personalized oncology services	25	5	49	155
Total oncology services revenue	$13,193	$10,812	$36,232	$30,476

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

Note 5. Property and Equipment
Property and equipment is recorded at cost and primarily consists of laboratory equipment, furniture and fixtures, and computer equipment and software. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the various assets ranging from three to nine years. Property and equipment consisted of the following (table in thousands):

	January 31, 2022	April 30, 2021
Furniture and fixtures	$246	$246
Computer equipment and software	1,595	1,461
Capitalized software development costs	1,888	484
Laboratory equipment	8,090	6,640
Assets in progress	68	1,211
Leasehold improvements	112	4

Total property and equipment	11,999	10,046
Less: Accumulated depreciation and amortization	(5,008)	(3,956)

Property and equipment, net	$6,991	$6,090
Depreciation and amortization expense was $396,000 and $279,000 for the three months ended January 31, 2022 and 2021, respectively. Depreciation and amortization expense, excluding expense recorded under the finance lease, was $1.1 million and $757,000 for the nine months ended January 31, 2022 and 2021, respectively.

As of January 31, 2022 and April 30, 2021, property, plant and equipment included gross assets held under finance leases of $343,000. Related depreciation expense was approximately $0 and $18,000 for the three months ended January 31, 2022 and 2021, respectively, and approximately $0 and $124,000 for the nine months ended January 31, 2022 and 2021, respectively.

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

The Company capitalizes development and implementation costs, in accordance with ASC-350, for its Lumin platform. Lumin is the Company's oncology data-driven software program and data tool which is classified as Software as a Service (SaaS). These capitalized costs represent salaries, including direct payroll-related costs, certain software development consultant expenses and molecular sequencing programming costs incurred in the engineering and coding of the software development. During the first quarter of fiscal 2021, the initial version of the Lumin platform was launched, at which time initial capitalization ceased and amortization commenced. Lumin was placed into service as of July 31, 2020 in the gross asset amount of $484,000.

During the second quarter of fiscal 2021 and through the third quarter of fiscal 2022, the Company continued to develop increased functionality, expand product design and usability, and add enhancements and significant upgrades to the Lumin platform. In accordance with accounting guidance, these costs were capitalized. This developmental work did not render the initial released version to be obsolete or diminished in value but, rather, added to the base level functionality of the existing platform. During the development period, capitalized costs were placed into assets in progress. During the third quarter of fiscal 2022, these capitalized costs were placed into service as the enhanced version was launched and made available for sale. The total cost of the enhanced Lumin asset placed into service during the three months ended January 31, 2022 was $1.4 million, bringing the total capitalized gross asset investment to $1.9 million. Amortization expense related to this asset was $79,000 and $40,000 for the three months ended January 31, 2022 and 2021, respectively, and $160,000 and $93,000 for the nine months ended January 31, 2022 and 2021, respectively.

Finance Lease

In December 2019, the Company entered into a finance lease for laboratory equipment. The lease had costs of approximately $231,000, at inception, through November 2020. The lease term expired December 2020. Depreciation and amortization expense related to this finance lease was zero and $53,000 for the three months ended January 31, 2022 and 2021, respectively, and zero and $106,000 for the nine-months ended January 31, 2022 and 2021, respectively. As of January 31, 2022 the asset has been fully depreciated and book value is nil.

Note 6. Share-Based Payments

The Company has in place a 2021 Equity Incentive Plan, 2010 Equity Incentive Plan and 2008 Equity Incentive Plan. In general, these plans provide for stock-based compensation in the form of (i) Non-statutory Stock Options; (ii) Restricted Stock Awards; and (iii) Stock Appreciation Rights to the Company’s employees, directors and non-employees. The plans also provide for limits on the aggregate number of shares that may be granted, the term of grants and the strike price of option awards.

Stock-based compensation expense was recognized as follows (table in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
General and administrative	$223	$149	$442	$206
Sales and marketing	53	51	149	148
Research and development	3	7	17	16
Cost of oncology services	31	25	116	67
Total stock-based compensation expense	$310	$232	$724	$437

Stock Option Grants

Black-Scholes assumptions used to calculate the fair value of options granted during the three and nine months ended January 31, 2022 and 2021 were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2022	2021	2022	2021
Expected term in years	6	3	6	3-6
Risk-free interest rates	1.11%-1.20%	0.12%	0.82%-1.20%	0.12%-0.39%
Volatility	64.37%-64.62%	74.98%	64.37%-66.21%	72.64%-74.98%
Dividend yield	—%	—%	—%	—%

The weighted average fair value of stock options granted during the three months ended January 31, 2022 and 2021 was $5.80, respectively, and, $5.56 and $5.08 for the nine months ended January 31, 2022 and 2021, respectively.

The Company’s stock options activity for the nine months ended January 31, 2022 was as follows:

	Directors and Employees	Non- Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, April 30, 2021	1,618,231	35,415	1,653,646	$3.96	5.42	$11,384,000
Granted	155,552	10,500	166,052	9.44	9.59
Exercised	(103,875)	—	(103,875)	2.24
Forfeited	(20,500)	—	(20,500)	7.14
Canceled	(8,875)	—	(8,875)	4.83
Expired	—	(5,000)	(5,000)	9.60

Outstanding, January 31, 2022	1,640,533	40,915	1,681,448	4.54	5.22	$6,611,000

Vested and expected to vest as of January 31, 2022	1,640,533	40,915	1,681,448	4.54	5.22	$6,611,000

Exercisable as of January 31, 2022	1,288,349	4,584	1,292,933	3.77	4.31	$6,057,000

Note 7. Leases
Operating Leases
The Company currently leases certain office equipment and its office and laboratory facilities under non-cancelable operating leases. Rent expense for operating leases is recognized on a straight-line basis over the lease term from the lease commencement date through the scheduled expiration date. Rent expenses totaled $469,000 and $314,000 for the three months ended January 31, 2022 and 2021, respectively and $1.4 million and $942,000 for the nine months ended January 31, 2022 and 2021, respectively. The Company considers its facilities adequate for its current operational needs.

The Company leases the following facilities:

•One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The current lease expires in November 2026. The Company recognized $24,000 of rental costs relative to this lease for three months ended January 31, 2022 and 2021, and $70,000 and $67,000 the nine months ended January 31, 2022 and 2021, respectively.
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
◦The Company evaluated the first amendment and also performed a reassessment of the existing lease for Suite 025 to determine the impact of the six-month term extension. As a result of this assessment, the Company recognized an additional operating ROU asset and related operating lease liability for Suite 025 of $118,000 and $125,000, respectively, as well as an incremental net rent expense of $8,000 during the three months ended July 31, 2020.
◦Upon the Expansion Premises operating lease commencement date (June 1, 2020), the Company recognized an operating ROU asset and related operating lease liability for Suites 050 and 104 of $3.8 million, each, respectively.

◦For the leases related to the Original and Expansion Premises at Piccard Drive, the Company recognized $292,000 and $290,000 of rental expense for the three months ended January 31, 2022 and 2021, respectively, and $881,000 and $832,000 for the nine months ended January 31, 2022 and 2021, respectively.
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
◦The Company recognized $130,000 and zero of rental expense for the three months ended January 31, 2022 and 2021, respectively, and $390,000 and zero of rental expense for the nine months ended January 31, 2022 and 2021, respectively, for the Additional Expansion Premises.
•1405 Research Boulevard, Suite 125, Rockville, Maryland 20850 (“New Location”), which consisted of laboratory and office space where the Company conducted operations related to its primary service offerings. The Company executed this lease on November 1, 2018. The operating commencement date was January 17, 2019. This lease was set to expire in April 2024. The Company terminated this lease on June 30, 2020 and transitioned its activities from this location to the Expansion Premises, as defined above, during the first quarter of fiscal 2021. Upon lease termination, the Company recognized a decrease in the related operating ROU asset and operating lease liability of approximately $850,000 and $926,000, respectively, as well as a gain on lease termination of $75,000. For the three month period ended January 31, 2022 and 2021 there was zero rent expense. The Company recognized zero and $43,000 of rental expense for the nine months ended January 31, 2022 and 2021, respectively.
•VIA LEONE XIII, 14, Milan, Italy, which consists of laboratory and office space where the Company has begun to conduct operations related to its flow cytometry service offerings. The Company executed the lease for its laboratory space in June 2021, and commenced occupancy during the three months ended October 31, 2021. The Company executed the lease for its office space on October 1, 2021.
◦The Company recognized an operating ROU asset and related operating lease liability for the lab and office space of $205,000 each, respectively.
◦The Company recognized rental costs associated with these leases of $23,000 and zero for the three months ended January 31, 2022 and 2021, respectively, and $58,000 and zero for the nine months ended January 31, 2022 and 2021, respectively.

ROU assets and lease liabilities related to our current operating leases are as follows (in thousands):

	January 31, 2022	April 30, 2021
Operating lease right-of-use assets, net	$8,418	$8,521
Current portion of operating lease liabilities	1,014	818
Non-current portion of operating lease liabilities	8,618	8,783

As of January 31, 2022, the weighted average remaining operating lease term and the weighted average discount rate were 6.91 years and 5.73%, respectively.

Future minimum lease payments due each fiscal year as follows (in thousands):

Remainder of 2022	$672
2023	2,743
2024	2,811
2025	2,850
2026	2,897
Thereafter	8,024
Total	$19,997

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

Consulting Services

During the three months ended January 31, 2022 and 2021, the Company paid an affiliate of a board member $9,000 and $12,000, respectively, for consulting services unrelated to his duty as a board member. During the nine months ended January 31, 2022 and 2021, the Company paid this same affiliate $27,000 and $45,000, respectively, for consulting services unrelated to his duty as a board member.

During the three months ended January 31, 2022 and 2021, the Company paid an affiliate of another board member $341 and $3,900, respectively, for consulting services unrelated to their duties as a board member. During the nine months ended January 31, 2022 and 2021, the Company paid this same affiliate $5,460 and $13,400, respectively, for consulting services unrelated to his duty as a board member.

As of January 31, 2022, $3,000 was due to these related parties.

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

Royalties

The Company contracts with third-party vendors to license tumor samples for development into PDX models and use in our TOS business. These types of arrangements have an upfront fee ranging from nil to $10,000 per tumor sample depending on the successful growth of the tumor model and ability to develop them into a sellable product. The upfront costs are expensed as incurred. In addition, under certain agreements, for a limited period of time, the Company is subject to royalty payments if the licensed tumor models are used for sale in our TOS business, ranging from 2% to 20% of the contract price after recouping certain initiation costs. Some of these arrangements also set forth an annual minimum royalty due regardless of tumor models used for sale. For the nine months ended January 31, 2022 and the year ended April 30, 2021, we have paid or accrued approximately $286,000 and $127,000 related to these royalty arrangements, respectively. For the three months ended January 31, 2022, and 2021, we have paid or accrued approximately $87,000 and $32,000, respectively, related to these royalty arrangements.

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

We have a rich pipeline of targets at various stages of discovery and validation, with a select group that has progressed to therapeutic development, and we plan to continue investing in this research and development. Our commercial strategy for the validated targets and therapeutics established from this business is wide-ranging and still being developed. It will depend on many factors, and will be specific for each target or therapeutic area identified.

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through cash on hand, working capital management, proceeds from certain private placements and public offerings of our securities, and sales of products and services. For the nine months ended January 31, 2022, the Company had net income of approximately $892,000 and cash provided by operations of $5.7 million. As of January 31, 2022, the Company had an accumulated deficit of approximately $71.6 million, working capital of $2.3 million, and cash on hand of $8.7 million. We believe that our cash on hand, together with expected positive cash flows from operations for fiscal year 2022, are adequate to fund operations through at least 12 months from the filing of this 10-Q. However, should our revenue expectations not materialize, we believe we have cost reduction strategies that could be implemented without disrupting the business or restructuring the Company. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

Operating Results

The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Three Months Ended January 31,
	2022	% of Revenue	2021	% of Revenue	% Change

Oncology services revenue	$13,193	100.0%	$10,812	100.0%	22.0%

Costs and operating expenses:
Cost of oncology services	6,406	48.6	4,623	42.8	38.6
Research and development	2,181	16.5	1,879	17.4	16.1
Sales and marketing	1,549	11.7	1,492	13.8	3.8
General and administrative	2,227	16.9	1,836	17.0	21.3

Total costs and operating expenses	12,363	93.7	9,830	91.0	25.8
Income from operations	$830	6.3%	$982	9.1%	(15.5)%

	For the Nine Months Ended January 31,
	2022	% of Revenue	2021	% of Revenue	% Change

Oncology services revenue	$36,232	100.0%	$30,476	100.0%	18.9%

Costs and operating expenses:
Cost of oncology services	17,411	48.1	15,603	51.2	11.6
Research and development	6,783	18.7	5,125	16.8	32.4
Sales and marketing	4,764	13.1	4,048	13.3	17.7
General and administrative	6,356	17.5	4,686	15.4	35.6

Total costs and operating expenses	35,314	97.5	29,462	96.6	19.9
Income from operations	$918	2.5	$1,014	3.3%	(9.5)%

Oncology Services Revenue

Oncology services revenue, which is primarily derived from pharmacology studies, was $13.2 million and $10.8 million for the three months ended January 31, 2022 and 2021, respectively, an increase of $2.4 million or 22.0%. Oncology services revenue was $36.2 million and $30.5 million for the nine months ended January 31, 2022 and 2021, respectively, an increase of

$5.8 million or 18.9%. The increase in revenue is due to continued demand for our core services and the expansion of both our platform and product lines driving increased sales, both in number and size of studies.

Cost of Oncology Services

Cost of oncology services for the three months ended January 31, 2022 and 2021 were $6.4 million and $4.6 million, respectively.  For the three months ended January 31, 2022 and 2021, gross margins were 51.4% and 57.2%, respectively. Cost of oncology services for the nine months ended January 31, 2022 and 2021 were $17.4 million and $15.6 million, respectively.  For the nine months ended January 31, 2022 and 2021, gross margins were 51.9% and 48.8%, respectively. Cost of sales for the three months ended January 31, 2021 were atypically low resulting in an unusually high gross margin. The gross margins for the nine month periods ended January 2022 and 2021, respectively, were more indicative of margin trends. The current year to date improvement was primarily due to the reduction in outsourced lab work which offset the increase in compensation and lab supply expenses resulting from the increase in study volume. Additionally, the increase in gross margin demonstrated the inherent leverage in our operating model.

 Research and Development

Research and development expenses for the three months ended January 31, 2022 and 2021 were $2.2 million and $1.9 million, respectively, an increase of approximately $302,000 or 16.1%. Research and development expenses for the nine months ended January 31, 2022 and 2021 were $6.8 million and $5.1 million, respectively, an increase of approximately $1.7 million or 32.4%. The increase for the three and nine month periods was mainly due to increased compensation and sequencing costs related to our increased investment in our therapeutic target discovery platform.

Sales and Marketing

Sales and marketing expenses for the three months ended January 31, 2022 and 2021 were $1.5 million, respectively. Sales and marketing expenses for the nine months ended January 31, 2022 and 2021 were $4.8 million and $4.0 million, respectively, an increase of $716,000, or 17.7%. The increase for the nine month period is mainly due to compensation expense driven by the expansion of our research services business development team and the addition of a Software as a Service ("SaaS") business development team.

General and Administrative

General and administrative expenses for the three months ended January 31, 2022 and 2021 were $2.2 million and $1.8 million, an increase of $391,000, or 21.3%. General and administrative expenses for the nine months ended January 31, 2022 and 2021 were $6.4 million and $4.7 million, an increase of $1.7 million, or 35.6%. The increase was primarily due to an increase in compensation as well as an increase in IT related expenses to support the overall infrastructure growth of the organization.

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash provided by operating activities was $5.7 million compared to net cash provided by operations of $299,000 for the nine months ended January 31, 2022 and 2021, respectively. The cash generated from operating activities during the current period was primarily due to improving operating income excluding stock compensation and depreciation and amortization expenses.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.9 million and $2.3 million for the nine months ended January 31, 2022 and 2021, respectively. The cash used in investing activities was primarily for the investment in additional lab equipment and software development.

Cash Flows from Financing Activities

Net cash provided by financing activities was $191,000 for the nine months ended January 31, 2022 compared to cash provided by financing activities $1.1 million for the nine months ended January 31, 2021. Cash provided by financing activities decreased primarily due to a reduction in the number of options exercised compared to the prior year.

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

Management has assessed the effectiveness of our internal control over financial reporting as of January 31, 2022, and concluded that, due to the weakness we identified below, our disclosure controls and procedures are not effective.

For the fiscal year ended April 30, 2021, our risk assessment procedures over certain of our contractual arrangements requiring the payment of royalties for the licensing of technology from third-parties did not adequately identify the risks and consider the Company’s obligations based on the recognition of oncology services revenue. As a result, the Company had missing process level controls over the review of royalty arrangements and the timely determination and recognition of related liabilities.

Remediation Plan

During fiscal year 2022, the Company’s management designed and implemented certain measures to address the above-described material weakness and enhance the Company’s internal control in order to remediate this material weakness. As part of our remediation measures, the Company will continue to monitor its control environment which has included enhanced processes and controls such as ensuring adequate identification and review of royalty agreement terms and obligations which have been formalized as of the date of this quarterly Form 10-Q.

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

CHAMPIONS ONCOLOGY, INC.
(Registrant)

Date: March 15, 2022	By:	/s/ Ronnie Morris
Ronnie Morris
Chief Executive Officer
(principal executive officer)

Date: March 15, 2022	By:	/s/ David Miller
David Miller
Chief Financial Officer
(principal financial and accounting officer)