Form 10-K
period 2022-04-30
CHAMPIONS ONCOLOGY, INC.
filed 2022-07-22
CIK 771856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2022
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

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 31, 2021 was $44.0 million based on the closing price of the Registrant’s common stock as quoted on the Nasdaq Capital Market as of that date.

The number of shares of common stock of the Registrant outstanding as of July 20, 2022 was 13,522,441.

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

We have performed studies for approximately 500 different pharmaceutical and biotechnology companies over the past ten years, have a high rate of repeat business, and contract with pharmaceutical and biotechnology companies across North America, Europe and Asia. Studies are performed in a preclinical non-regulatory environment, as well as a Good Clinical Regulatory Practice (GCLP) regulatory environment for clinical evaluation. Typical studies are in the $125,000 price range, with an increasing number of studies in the $250,000 to $500,000 range. Studies performed in a regulatory environment can be much larger than those performed within a non-regulatory environment. Revenue from this business has grown at an average annual growth rate of 28% since 2016 and represents the primary source of our current revenue stream.

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

Drug Discovery and Development Business

We began investing in drug discovery in fiscal year 2021. Our nascent drug discovery and development business leverages the computational and experimental capabilities within our platforms. Our discovery strategy utilizes our Datacenter, coupled with artificial intelligence and other advanced computational analytics, to identify novel therapeutic targets. We then employ the use of our proprietary experimental platforms to rapidly validate these targets for further drug development efforts. Our efforts center around three areas of focus:

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

We regularly evaluate strategic options to create additional value from our drug discovery business, which may include, but are not limited to, potential spin-out transactions or capital raises.

Our sales and marketing efforts are dependent on a dedicated sales force of approximately 31 professionals that sell our services directly to pharmaceutical and biotechnology companies. Our research services team is focused on identifying and selling studies to new customers as well as increasing our revenue from our existing customer base. We spend significant resources in informing our customers and reaching out to new contacts within companies that we currently serve. These efforts are aimed at moving our customers along the adoption curve for our research platforms, thereby increasing the number of studies and the average study size. Our success in these efforts is demonstrated by the growing number of customers who have increased their annual spend on our services over the years.

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

For the year ended April 30, 2022, revenues from our products and services totaled approximately $49.1 million, an increase of approximately 20% from the previous year.

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
•Adding new experimental technologies: The fields of oncology research and drug development are evolving rapidly. To keep up with new approaches, we continuously add new technologies to platform. We are currently investing in developing additional proprietary pharmacology platforms aimed at enhancing the scientific output and driving innovation in the oncology research sector. We are also investing in the development of sophisticated analytical platforms which allow scientists to derive deeper insights when using our pharmacology platforms. Once these experimental technologies are established they are made available to our research and development and target discovery teams.
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

Research and Development

For the years ended April 30, 2022 and 2021, we spent approximately $9.4 million and $7.2 million, respectively, to further develop our platforms. We continue to expand our TumorBank via the inclusion of tumor tissue and implanted models through research collaborations and relationships with hospitals and academic institutions. Our research and development efforts were focused on increasing our understanding of our TumorGraft models, their clinical predictability, improving growth and tumor take rates, and other biological and molecular characteristics of the models. We are investing in developing additional proprietary pharmacology platforms aimed at enhancing the scientific output and driving innovation in the oncology research sector.

We are also investing in the acquisition of sophisticated analytical platforms which allow scientists to derive deeper insights when using our pharmacology platforms.

Government Regulation

The research, development, and marketing of our products, the performance of our legacy POS testing services, and the operation of our facilities are generally subject to federal, state, local, or foreign legislation, including licensure of our laboratory located in Rockville, Maryland by the State of Maryland and compliance with federal, state, local or foreign legislation applicable to the use of live animals in scientific testing, research and education.

The FDA has claimed regulatory authority over laboratory developed tests such as our legacy POS products, but has generally not exercised it. The FDA has announced regulatory and guidance initiatives that could increase federal regulation of our business. We are subject to federal and international regulations with regard to shipment of hazardous materials, including the Department of Transportation and the International Air Transit Authority. These regulations require interstate, intrastate, and foreign shipments comply with applicable labeling, documentation, and training requirements.

Human Capital Resources

As of July 15, 2022, we had 230 full-time employees, including 78 with doctoral or other advanced degrees. Of our workforce, 181 employees are engaged in research and development and laboratory operations, 31 employees are engaged in sales and marketing, and 18 employees are engaged in finance and administration.

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

For the years ended April 30, 2022 and 2021, the Company had net income of approximately $548,000 and $362,000, respectively.  As of April 30, 2022, the Company has an accumulated deficit of approximately $72.0 million. As of April 30, 2022, we had working capital of $2.2 million and cash of $9.0 million. We believe that our cash on hand, together with expected cash flows from operations, are adequate to fund our operations through at least August 2023.

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

To become sustainably profitable, we will need to generate revenues to offset our operating costs, including our research and development and general and administrative expenses. We may not achieve or sustain our revenue or profit objectives. If we incur losses in the future and/or we are unable to obtain sufficient capital either from operations or externals sources, ultimately, we may have to cease operations.

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

In fiscal 2021, we identified that there was a material weaknesses in our internal control over financial reporting, which if not remediated, could materially adversely affect our ability to timely and accurately report our results of operations and financial condition. We believe this material weakness has since been remediated as of the filing date of this Form 10-K. If we fail to maintain an effective system of internal controls, the accuracy and timing of our financial reporting may be adversely affected.

As described in “Part II, Item 9A - Controls and Procedures,” of this Form 10-K we have concluded that there was a material weakness in our internal control over financial reporting in our prior fiscal reporting year. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. It is necessary for us to maintain effective internal control over financial reporting to prevent fraud and errors and to maintain effective disclosure controls and procedures so that we can provide timely and reliable financial and other information.

Specifically, our risk assessment procedures over certain of our contractual arrangements requiring the payment of royalties for the licensing of technology from third-parties did not adequately identify the risks and consider the Company's obligations based on the recognition of oncology services revenue for the prior fiscal year. As a result, the Company had missing process level controls over the review of royalty arrangements and the timely determination and recognition of related liabilities.

As further described in Part II, Item 9A in this Annual Report on Form 10-K, while we believe that we have implemented and carried out a remediation plan to remediate this material weakness, there can be no assurance that this will not occur in future reports. We may identify additional material weaknesses in our internal control over financial reporting in the future. If we are unable to fully remediate this material weakness or we identify additional material weaknesses in our internal control over financial reporting in the future, we may not be able to analyze, record and report financial information accurately, and/or to prepare our financial statements within the time periods specified by the rules.

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

Our future success in drug discovery depends, in part, on our ability to select successful product candidates, complete preclinical development of these product candidates and advance them to and through clinical trials. Early-stage product candidates in particular require significant investment in development, preclinical studies and clinical trials, regulatory clearances and substantial additional investment before they can be commercialized, if at all.

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

Under Section 382 of the Internal Revenue Code of 1986, as amended, referred to as the Internal Revenue Code, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We believe that our 2016 public offering, taken together with our private placements and other transactions that have occurred since then, may have triggered an “ownership change” limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards to offset U.S. federal taxable income may be subject to limitations, which potentially could result in increased future tax liability to us.

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

We may issue additional shares of common stock, which will reduce shareholders’ percentage ownership and may dilute per share value. Our certificate of incorporation authorizes the issuance of 200,000,000 shares of common stock. As of July 20, 2022, we had 13,522,441 shares of common stock issued and outstanding. The future issuance of all or part of the remaining authorized common stock would result in substantial dilution in the percentage of the common stock held by existing shareholders. The issuance of common stock for future services, acquisitions, or other corporate actions may have the effect of diluting the value of the shares held by existing shareholders, and might have an adverse effect on any market for our common stock.

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

Our management and four significant stockholders collectively own a substantial majority of our common stock.

Collectively, our officers, our directors and three significant stockholders own or exercise voting and investment control of approximately 67% of our outstanding common stock as of July 20, 2022. As a result, investors may be prevented from affecting matters involving our company, including:
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

Our business operations could be disrupted if our information technology systems fail to perform adequately.

We rely on information technology networks and systems, including the Internet, to process, transmit, and store information, to manage and support a variety of business processes and activities, and to comply with regulatory, legal, and tax requirements. Our information technology systems, some of which are dependent on services provided by third parties, may be vulnerable to damage, interruption, or shutdown due to any number of causes outside of our control such as catastrophic events, natural disasters, fires, power outages, systems failures, telecommunications failures, employee error or malfeasance, security breaches, computer viruses or other malicious codes, ransomware, unauthorized access attempts, denial of service attacks, phishing, hacking, and other cyberattacks. While we have experienced threats to our data and systems, to date, we are not aware that we have experienced a material breach. Cyberattacks are occurring more frequently, are constantly evolving in nature and are becoming more sophisticated. Additionally, continued geopolitical turmoil, including the Russia-Ukraine military conflict, has heightened the risk of cyberattacks. While we attempt to continuously monitor and mitigate against cyber risks, we may incur significant costs in protecting against or remediating cyberattacks or other cyber incidents.

Sophisticated cybersecurity threats pose a potential risk to the security and viability of our information technology systems, as well as the confidentiality, integrity, and availability of the data stored on those systems, including cloud-based platforms. In addition, new technology that could result in greater operational efficiency may further expose our computer systems to the risk of cyber-attacks. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology infrastructure and associated automated and manual control processes, we could be subject to billing and collection errors, business disruptions, or damage resulting from security breaches. If any of our significant information technology systems suffer severe damage, disruption, or shutdown, and our business continuity plans do not effectively resolve the issues in a timely manner, our product sales, financial condition, and results of operations may be materially and adversely affected, and we could experience delays in reporting our financial results. In addition, there is a risk of business interruption, violation of data privacy laws and regulations, litigation, and reputational damage from leakage of confidential information. Any interruption of our information technology systems could have operational, reputational, legal, and financial impacts that may have a material adverse effect on our business.

A pandemic, epidemic, or outbreak of an infectious disease in the United States or elsewhere may adversely affect our business and we are unable to predict the potential impact.

We are subject to risks related to public health crises such as the global pandemic associated with COVID-19. The global spread of COVID-19 resulted in the World Health Organization declaring the outbreak a “pandemic,” or a worldwide spread of a new disease, in early 2020. This virus eventually spread world wide to most countries, and to all 50 states within the United States. In response, most countries around the world imposed quarantines and restrictions on travel and mass gatherings in an effort to contain the spread of the virus. Employers worldwide were also required to increase, as much as possible, the capacity and arrangement for employees to work remotely. More recently, many of the restrictions and travel bans have been eased or lifted completely as global society as a whole works to return to pre-pandemic business and personal practices. Although, to date, these restrictions have not materially impacted our operations, the effect on our business, from the spread of COVID-19 and the actions implemented by the governments of the United States and elsewhere across the globe, may, once again, worsen over time and we are unable to predict the potential impact on our business.

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

Deterioration in general economic conditions in the United States and globally, including the effect of prolonged periods of inflation on our customers and suppliers, could harm our business and results of operations.

Our business and results of operations could be adversely affected by changes in national or global economic conditions. These conditions include but are not limited to inflation, rising interest rates, availability of capital markets, energy availability and costs (including fuel surcharges), the negative impacts caused by pandemics and public health crises (including the COVID-19 pandemic), negative impacts resulting from the military conflict between Russia and the Ukraine, and the effects of governmental initiatives to manage economic conditions. Impacts of such conditions could be passed on to our business in the form of a reduced customer base and/or potential for new bookings due to possible reductions in pharmaceutical and biotech industry-wide spend on research and development and/or economic pressure on our suppliers to pass on increased costs.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company currently leases its office and laboratory facilities under non-cancelable operating leases. Rent expense for operating leases is recognized on a straight-line basis over the lease term from the lease commencement date through the scheduled expiration date. Rent expenses totaled $1.9 million and $1.3 million for the years ended April 30, 2022 and 2021, respectively. The Company considers its facilities adequate for its current operational needs.

The Company leases the following facilities:

•One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease was renewed during fiscal 2022 and expires in November 2026. The Company recognized $88,000 and $91,000 of rental costs relative to this lease for fiscal 2022 and 2021, respectively.
•1330 Piccard Drive, Suite 025, Rockville, MD 20850, which consists of laboratory and office space where the Company conducts operations related to its primary service offerings. The lease expires February 28, 2029. The Company recognized $1.7 million and $1.2 million of rental costs for fiscal 2022 and 2021, respectively.
•1405 Research Boulevard, Suite 125, Rockville, Maryland 20850, which consisted of laboratory and office space where the Company conducted operations related to its primary service offerings. The Company executed this lease on November 1, 2018 and it was set to expire in April 2024. The Company terminated this lease on June 30, 2020 and transitioned its activities from this location to the Piccard Drive location, as defined above, during the first quarter of fiscal 2021. The Company recognized zero and $43,000 of rental costs for fiscal 2022 and 2021, respectively.
•VIA LEONE XIII, 14, Milan, Italy, which consists of laboratory and office space where the Company conducts operations related to its flow cytometry service offerings. The Company executed the lease for its laboratory space in June 2021, and commenced occupancy during the three months ended October 31, 2021. This lease expires May 2023. The Company executed the lease for its office space on October 1, 2021. This lease expires in September 2027. The Company recognized rental costs associated with these leases of $81,000 and zero for fiscal years 2022 and 2021, respectively.

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

The table below sets forth the high and low bid prices of our common stock, as reported on Nasdaq for the periods shown:

	High	Low
Fiscal Year Ended April 30, 2022:
First quarter	$11.25	$8.45
Second quarter	11.00	9.23
Third quarter	10.38	7.60
Fourth quarter	8.93	7.06

	High	Low
Fiscal Year Ended April 30, 2021:
First quarter	$10.89	$7.46
Second quarter	9.97	7.05
Third quarter	13.45	8.30
Fourth quarter	14.68	10.06

Approximate Number of Holders of Common Stock

As of July 20, 2022 there were approximately 1,900 record holders of the Company’s common stock.

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

Item 6. Reserved

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

We have a rich pipeline of targets at various stages of discovery and validation, with a select group that has progressed to therapeutic development. Our commercial strategy for the validated targets and therapeutics established from this business is wide-ranging and still being developed. It will depend on many factors, and will be specific for each target or therapeutic area identified. Any expenses associated with this part of our business are research and development and are expensed as incurred.

We regularly evaluate strategic options to create additional value from our drug discovery business, which may include, but are not limited to, potential spin-out transactions or capital raises.

Results of Operations

The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Years Ended April 30,
	2022	% of Revenue	2021	% of Revenue	% Change

Oncology services revenue	$49,109	100.0%	$41,040	100.0%	19.7%

Costs and operating expenses:
Cost of oncology services	23,632	48.1	21,446	52.3	10.2
Research and development	9,374	19.1	7,196	17.5	30.3
Sales and marketing	6,379	13.0	5,520	13.5	15.6
General and administrative	9,117	18.6	6,512	15.9	40.0

Total costs and operating expenses	48,502	98.8	40,674	99.2	19.2

Income from operations	$607	1.2%	$366	0.8%	65.8%

Oncology Services Revenue

Oncology services revenue, which is primarily derived from research services, was $49.1 million and $41.0 million, for the years ended April 30, 2022 and 2021, respectively, an increase of $8.1 million, or 19.7%. The increase in revenue was primarily due to the expansion of both our platform and product lines creating additional demand for our services, leading to larger pharmacology study sizes in both our in-vivo and ex-vivo platforms.

Cost of Oncology Services

Cost of oncology services were $23.6 million and $21.4 million for the years ended April 30, 2022 and 2021, respectively, an increase of $2.2 million or 10.2%. The increase in cost of oncology services was primarily from an increase in compensation and supply expenses resulting from the larger study sizes, and compensation expense for our SaaS platform. These increases were offset by a decrease in outsourced lab services. Gross margin was 52% for the twelve months ended April 30, 2022 compared to 48% for the twelve months ended April 30, 2021. The improvement in gross margin was the direct result of decreasing the Company’s reliance on outsourcing and leveraging revenue growth over the fixed cost component of cost of sales.

 Research and Development

Research and development expense was $9.4 million and $7.2 million for the years ended April 30, 2022 and 2021, respectively, an increase of $2.2 million or 30.3%. The increase was primarily due to the investments in new service capabilities and our drug discovery and development programs with the increase coming primarily from compensation and lab supply expenses.

Sales and Marketing

Sales and marketing expense was $6.4 million and $5.5 million for the years ended April 30, 2022 and 2021, respectively, an increase of $0.9 million or 15.6%. The increase was mainly due to compensation expense. Additionally, travel expense increased for our business development team as Covid-19 travel related restrictions eased.

General and Administrative

General and administrative expense was $9.1 million and $6.5 million for the years ended April 30, 2022 and 2021, respectively, a decrease of $2.6 million, or 40.0%. General and administrative expenses were primarily comprised of compensation, insurance, professional fees, IT, and depreciation and amortization expenses. The general and administrative expenses increase was primarily due to increases in non-cash expenses, compensation and IT expenses for data storage and to support the overall infrastructure growth of the company.

Other Income (Expense)

Other expense was $24,000 and other income was $71,000 for the years ended April 30, 2022 and 2021, respectively. Other expense for the year ended April 30, 2022 resulted primarily from foreign currency transaction losses. Other income for the year ended April 30, 2021 was primarily attributable to a $75,000 gain on operating lease termination offset by foreign currency transaction losses.

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our cash on hand, working capital management, proceeds from certain private placements and public offerings of our securities and sales of products and services. For the years ended April 30, 2022 and 2021, the Company had net income of approximately $548,000 and $362,000, respectively. As of April 30, 2022, the Company had an accumulated deficit of approximately $72.0 million, working capital of $2.2 million and cash of $9.0 million. We believe that our cash on hand, together with expected cash flows from operations, are adequate to fund operations through at least August 2023. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash provided by (used in) operating activities was $6.5 million and ($1.7) million for the years ended April 30, 2022 and 2021, respectively. The increase in cash provided was primarily due to improving cash based operational results and an increase in deferred revenue. The increase in deferred revenue was primarily driven by cash received upon signing new studies, an indicator of the strength of the Company’s sales pipeline. Changes in our working capital accounts were in the ordinary course of business operating activities.

Cash Flows from Investing Activities

Net cash used in investing activities was $2.4 million and $3.2 million for the years ended April 30, 2022 and 2021, respectively. The cash used was for the investment in lab and computer equipment and software development.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0.2 million and $1.2 million for the years ended April 30, 2022 and 2021, respectively. Cash flows provided by financing activities was due to exercises of stock options and decreased from the prior year due to lower volume of exercises of options and warrants.

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

General

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States or GAAP. The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. Significant estimates of the Company include, among other things, accounts receivable realization, revenue recognition (replacement of licensed tumors), valuation allowance for deferred tax assets, recoverability of capitalized software development costs, and stock-based compensation and warrant assumptions. We base our estimates on historical experience, our observance of trends in particular areas and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated.

Revenue Recognition

The Company accounts for revenue under the Financial Accounting Standards Board's (FASB) Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. In accordance with ASC 606, revenue is now recognized when, or as, a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services.

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

The majority of the Company's revenue arrangements are service contracts that are completed within a year or less. There are a few contracts that range in duration between 1 and 3 years. Substantially all of the Company's performance obligations, and associated revenue, are transferred to the customer over time. Most of the Company's contracts can be terminated by the customer without cause. In the event of termination, the Company's contracts provide that the customer pay the Company for services rendered through the termination date. The Company generally receives compensation based on a predetermined invoicing schedule relating to specific milestones for that contract. In addition, in certain instances a customer contract may include forms of variable consideration such as performance incentives or other provisions that can increase or decrease the transaction price. This variable consideration is generally awarded upon achievement of certain performance metrics. For the purposes of revenue recognition, variable consideration is assessed on a contract-by-contract basis and the amount to be recorded is estimated based on the assessment of the Company's anticipated performance and consideration of all information that is reasonably available. Variable consideration is recognized as revenue if and when it is deemed probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is resolved in the future.

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

Recoverability of Capitalized Software Development Costs

The Company accounts for the cost of computer software obtained or developed for internal use as well as the software development and implementation costs associated with a hosting arrangement ("internal-use software") that is a service contract in accordance and with ASC 350, Intangibles - Goodwill and Other ("ASC-350"). We capitalize certain costs in the development of our internal-use software when the preliminary project stage is completed and the software has reached the point of technological feasibility. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose and available for sale. Capitalized costs are then amortized using the straight-line method over an estimated useful economic life of three years.

Capitalized software development costs are stated at gross cost less accumulated amortization. Recoverability of these capitalized costs is determined at each balance sheet date by comparing the forecasted future revenues from the related product, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the capitalized software development costs. If the carrying value is determined not to be recoverable from future revenues, an impairment loss is recognized equal to the amount by which the carrying amount exceeds the future revenues.

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  In preparing the consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate.  This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, goodwill and losses for tax and accounting purposes.  These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within the consolidated balance sheet.  We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. To the extent a valuation allowance is established or increased in a period, we include an expense within the tax provision of the consolidated statements of operations. As of April 30, 2022 and 2021, we have established a full valuation allowance for all deferred tax assets.

As of April 30, 2022 and 2021, we recognized a liability for uncertain tax positions on the balance sheet relative to foreign operations in the amount of $181,000. We do not anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.  Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. The Company has not accrued penalties or interest during the year ended April 30, 2022.

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

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (ASC 740) — Simplifying the Accounting for Income Taxes. ASU 2019-12 which modifies ASC 740 to simplify the accounting for income taxes. The ASU removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2020. The Company adopted this guidance on May 1, 2021 and it did not have an impact on its consolidated financial statements.

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

None.

Item 9A. Controls and Procedures

Management's Report on Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2022, the end of our fiscal year covered by this annual report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2022, that consider remediation efforts commenced by the Company as a result of the material weakness noted during the assessment of the effectiveness of the Company’s internal controls over financial reporting as of and for the year ended April 30, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2022, our disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, Company management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Management has assessed the effectiveness of our internal control over financial reporting using the components established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A system of internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A material weakness is any deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of April 30, 2022, the year covered by this Annual Report.

Remediation of Prior Year Material Weakness in Internal Control over Financial Reporting

For the year ended April 30, 2021, we identified a material weakness in the consolidated financial statements close process. Specifically, our risk assessment procedures over certain of our contractual arrangements requiring the payment of royalties for the licensing of technology from third-parties did not adequately identify the risks and consider the Company’s obligations based on the recognition of oncology services revenue. As a result, the Company had missing process level controls over the review of royalty arrangements and the timely determination and recognition of related liabilities. Although no material misstatements were identified in our consolidated financial statements, these control deficiencies resulted in immaterial misstatements to our previously issued consolidated financial statements which were corrected in the consolidated financial statements included in the Form 10-K for our fiscal year ended April 30, 2021.

During fiscal year 2022, the Company’s management designed and implemented certain measures to address the above-described material weakness and enhance the Company’s internal controls which has included enhanced processes and controls such as ensuring adequate identification and review of royalty agreement terms and obligations which have been formalized as of the completion of its third fiscal quarter of fiscal 2022. As part of our remediation measures, the Company has continually monitored its control environment and management has concluded that the remediation plan was implemented, tested, effective, and completed as of April 30, 2022.

Changes in Internal Controls

Other than the remediation of the prior year material weakness, there were no other changes in the Company’s internal controls over financial reporting during the year ended April 30, 2022, that materially affected, or were reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our 2022 Proxy Statement and such information is incorporated herein by this reference.

Item 11. Executive Compensation

The information required by this item will be contained in our 2022 Proxy Statement and such information is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our 2022 Proxy Statement and such information is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our 2022 Proxy Statement and such information is incorporated herein by this reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be contained in our 2022 Proxy Statement and such information is incorporated herein by this reference.

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

CHAMPIONS ONCOLOGY, INC.

July 22, 2022	/s/ RONNIE MORRIS
Ronnie Morris
Chief Executive Officer
(principal executive officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONNIE MORRIS	Chief Executive Officer and Director	July 22, 2022
Ronnie Morris	(principal executive officer)

/s/ DAVID MILLER	Chief Financial Officer	July 22, 2022
David Miller	(principal financial and accounting officer)

/s/ JOEL ACKERMAN	Director,	July 22, 2022
Joel Ackerman	Chairman of the Board of Directors

/s/ DAVID SIDRANSKY	Director	July 22, 2022
David Sidransky

/s/ ROBERT BRAININ	Director	July 22, 2022
Robert Brainin

/s/ SCOTT R. TOBIN	Director	July 22, 2022
Scott R. Tobin

/s/ DANIEL MENDELSON	Director	July 22, 2022
Daniel Mendelson

/s/ PHILIP BREITFELD	Director	July 22, 2022
Philip Breitfeld

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Champions Oncology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Champions Oncology, Inc. and Subsidiaries (the “Company") as of April 30, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2022 and 2021, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition

As described further in Note 2 to the consolidated financial statements, revenues are primarily derived from contracts with customers to provide pharmacology services with payments based on fixed fee arrangements. The Company recognizes revenue over time using a progress-based input method that depicts the transfer of control over the life of the performance obligation. Revenue is recognized for the single performance obligation over time due to the Company's right to payment for work performed to date and the performance does not create an asset with an alternative use. Customer payments may be made in advance or on a schedule in the statement of work (“SOW”) unrelated to when revenue is recognized resulting in deferred revenue. The determination of the progress as the overall performance obligation is being completed is based on the worked performed in accordance with the SOW and requires management estimates. Pharmacology services revenues for the year ended April 30, 2022 and 2021 were approximately $46.8 million and $39.5 million, respectively.

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

EISNERAMPER LLP
Iselin, New Jersey
July 22, 2022

CHAMPIONS ONCOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30
(In Thousands except for shares)

	2022	2021
ASSETS
Current assets:
Cash	$9,007	$4,687
Accounts receivable, net	9,513	6,986
Prepaid expenses and other current assets	1,144	957

Total current assets	19,664	12,630

Operating lease right-of-use assets, net	8,230	8,521
Property and equipment, net	7,134	6,090
Other long term assets	15	15
Goodwill	335	335

Total assets	$35,378	$27,591

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,868	$1,894
Accrued liabilities	2,414	2,231
Current portion of operating lease liabilities	1,054	818
Other current liabilities	72	—
Deferred revenue	11,071	6,256

Total current liabilities	17,479	11,199

Non-current portion operating lease liabilities	8,412	8,783
Other non-current liabilities	391	181

Total liabilities	$26,282	$20,163

Stockholders' equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 13,522,441 and 13,414,066 shares issued and outstanding at April 30, 2022 and 2021, respectively	14	13
Additional paid-in capital	81,064	79,945
Accumulated deficit	(71,982)	(72,530)

Total stockholders' equity	9,096	7,428

Total liabilities and stockholders' equity	$35,378	27,591

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Share and Per Share Amounts)

	Year Ended April 30,
	2022	2021
Oncology services revenue	$49,109	$41,040

Costs and operating expenses:
Cost of oncology services	23,632	21,446
Research and development	9,374	7,196
Sales and marketing	6,379	5,520
General and administrative	9,117	6,512

Total costs and operating expenses	48,502	40,674

Income from operations	607	366

Other expense:
Other income (expense), net	(24)	71

Income before income tax expense	583	437
Provision for income tax	35	75

Net income	$548	$362

Net income per common share outstanding
basic	$0.04	$0.03
and diluted	$0.04	$0.02

Weighted average common shares outstanding
basic	13,197,170	13,138,995
and diluted	14,159,799	14,573,561

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands except for shares)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, April 30, 2020	12,726,728	$13			$77,978	$(72,892)	$5,099
Stock-based compensation expense	—	—	—	—	598	—	598
Issuance of common stock on exercise of stock options	687,338	—	—	—	1,369	—	1,369
Net income	—	—	—	—	—	362	362

Balance, April 30, 2021	13,414,066	$13	—	$—	$79,945	$(72,530)	$7,428
Stock-based compensation expense	—	—	—	—	912	—	912
Issuance of common stock on exercise of stock options	108,375	1	—	—	207	—	208
Net income	—	—	—	—	—	548	548

Balance, April 30, 2022	13,522,441	$14	—	$—	$81,064	$(71,982)	$9,096

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended April 30,
	2022	2021
Operating activities:
Net income	$548	$362

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation expense	912	598
Depreciation and amortization expense	1,627	1,184
Net gain on disposal of equipment	(4)	—
Operating lease right-of-use assets	786	398
Gain on termination of operating lease	—	(75)
Allowance for doubtful accounts	292	49

Changes in operating assets and liabilities:
Accounts receivable	(2,818)	(2,265)
Prepaid expenses and other current assets	(187)	(572)
Accounts payable	974	(1,246)
Accrued liabilities	183	(316)
Operating lease liabilities	(631)	(242)
Other non-current liability	—	3
Deferred revenue	4,815	441

Net cash provided by (used in) operating activities	6,497	(1,681)

Investing activities:
Purchase of property and equipment	(2,384)	(3,281)
Refund of security deposit	—	112

Net cash used in investing activities	(2,384)	(3,169)

Financing activities:
Proceeds from exercise of options and warrants	207	1,369
Finance lease payments	—	(174)

Net cash provided by financing activities	207	1,195

Increase (decrease) in cash	4,320	(3,655)
Cash, beginning of year	4,687	8,342

Cash, end of year	$9,007	$4,687

Non-cash financing and investing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$205	$6,121

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Background

Champions Oncology, Inc. (the “Company”), is engaged in drug discovery and development through data-driven research strategies and innovative pharmacology, biomarker and data platforms. The Company’s TumorGraft Technology Platform is an approach to personalizing cancer care based upon the implantation of human tumors in immune-deficient mice. The Company provides a technology platform to pharmaceutical and biotechnology companies using proprietary TumorGraft studies, which the Company believes may be predictive of how drugs may perform in clinical settings. Utilizing the TumorGraft Technology Platform (the "Platform"), a comprehensive Bank of unique, well characterized "Patient Derived XenoGrafts" (PDX) models, the Company offers multiple services to pharmaceutical and biotechnology companies seeking personalized approaches to drug development. By performing studies to predict the efficacy of oncology drugs, our Platform is designed to facilitate drug discovery with lower costs and increased speed of drug development as well as increased adoption of existing drugs.

The Company has three operating subsidiaries: Champions Oncology (Israel), Limited and Champions Biotechnology U.K., Limited, and Champions Oncology S.R.L. For the years ended April 30, 2022 and 2021, there were no revenues earned by these subsidiaries.

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

Foreign Currency

The Company’s foreign subsidiaries functional currency is the U.S. dollar. Transaction gains and losses are recognized in earnings. The Company is subject to foreign exchange rate fluctuations in connection with the Company’s international operations. Foreign currency balances are translated at each month end to US dollars, and any resulting gain or loss is recognized in our results of operations, as the amounts are not material.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include, among other things, accounts receivable realization, revenue recognition, valuation allowance for deferred tax assets, recoverability of capitalized software development costs, and stock-based compensation and warrant assumptions.  We base our estimates on historical experience, our observance of trends in particular areas and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources.  Actual amounts could differ significantly from amounts previously estimated.

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash, and with original maturities of three months or less to be cash equivalents. As of April 30, 2022 and 2021 the Company had cash balances of $9.0 million and $4.7 million, respectively, and no cash equivalents.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Liquidity

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our cash on hand, working capital management, proceeds from certain private placements and public offerings of our securities, and sales of products and services. For the year ended April 30, 2022, the Company had net income of approximately $548,000, an accumulated deficit of approximately $72.0 million, working capital of $2.2 million and cash of $9.0 million. We believe that our cash on hand, together with expected cash flows from operations, are adequate to fund operations through at least August 2023. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

Fair Value

The carrying value of cash, accounts receivable, prepaid expenses, and other current assets, accounts payable, and accrued liabilities approximate their fair value based on the liquidity or the short-term maturities of these instruments. The fair value hierarchy promulgated by GAAP consists of three levels:

•Level one — Quoted market prices in active markets for identical assets or liabilities;
•Level two — Inputs other than level one inputs that are either directly or indirectly observable; and
•Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has no assets or liabilities that are measured at fair value on a recurring and/or non-recurring during the years ended April 30, 2022 and 2021.

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

Leases

The Company accounts for its leases under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 842, Leases ("ASC 842"). Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheet as both a right-of-use ("ROU") asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. As the Company's leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term.

Impairment of Long-Lived Assets

Impairment losses are to be recognized when the carrying amount of a long-lived asset is not recoverable or exceeds its fair value.  The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that a carrying value may not be recoverable.  The Company uses estimates of future cash flows over the remaining useful life of a long- lived asset or asset group to determine the recoverability of the asset.  These estimates only include the net cash flows directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the asset or asset group.  The Company has not recognized any impairment losses for the Company’s long-lived assets for the years ending April 30, 2022 and 2021.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company has one reportable segment. The Company assesses goodwill impairment by business unit. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of the businesses.  Future events, including but not limited to continued declines in economic activity, loss of contracts or a significant number of customers, or a rapid increase in costs or capital expenditures, could cause us to conclude that impairment indicators exist and that goodwill is impaired. For the year ended April 30, 2022, the Company's annual assessment did not result in any impairment indicators.

Deferred Revenue

Deferred revenue represents payments received in advance of products to be delivered or services to be performed.  When products are delivered and/or services are performed, deferred revenue is recognized as earned. Deferred revenue is expected to be recognized within one year.

Other Non-Current Liabilities

Other non-current liabilities represent amounts for uncertain tax positions relating to one of our foreign entities and a financing lease of laboratory equipment in exchange for a lab supplies purchasing commitment.

Cost of Oncology Services

Cost of oncology services relates primarily to our Translational Oncology Solutions ("TOS") business unit. TOS costs consist of direct costs related to laboratory supplies, mice purchases, and maintenance costs for studies completed internally as well as charges from Contract Research Organization's for studies handled externally. Indirect costs include salaries and other payroll related costs of compensation for personnel directly engaged in providing TOS products and services. All costs of performing studies in-house are expensed as incurred. All costs of performing studies from external sources, are expensed when incurred.

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

Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements.  In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established.  The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change. As of April 30, 2022 and 2021, the Company provided a valuation allowance for all net deferred tax assets, as recovery is not more likely than not based on an insufficient history of earnings.

The Company reflects tax benefits only if it is more likely than not that we will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  As of April 30, 2022 and 2021 the Company has recorded $181,000 of liabilities related to uncertain tax positions relative to one of its foreign operations.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company accrued $0 and $3,000, for interest and penalties on the Company’s statement of operations for the years ended April 30, 2022 and 2021, respectively. The Company does not anticipate any significant unrecognized tax benefits to be recorded during the next 12 months.  For the year ended April 30, 2022 and 2021, the Company recognized a provision for income taxes of $35,000 and $75,000, respectively. These amounts are mainly attributable to taxable income earned in Israel relating to transfer pricing.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Trade Receivables, Unbilled Services and Deferred Revenue

In general, billings and payments are established by contractual provisions including predetermined payment schedules, which may or may not correspond to the timing of the transfer of control of the Company's services under the contract. In general, the Company's intention in its invoicing (payment terms) is to maintain cash neutrality over the life of the contract. Upfront payments, when they occur, are intended to cover certain expenses the Company incurs at the beginning of the contract. Neither the Company nor its customers view such upfront payments and contracted payment schedules as a means of financing. Unbilled services primarily arise when the revenue recognized exceeds the amount billed to the customer. Such situations occur due to divergences between revenue recognition and the invoicing milestones which are based on predetermined payment terms.

Deferred revenue consists of unearned payments received in excess of revenue recognized. As the contracted services are subsequently performed and the associated revenue recognized, the deferred revenue balance is reduced by the amount of the revenue recognized during the period. Deferred revenue is classified as a current liability on the consolidated balance sheet as the Company expects to recognize the associated revenue in less than one year.

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

Recently Adopted Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (ASC 740) — Simplifying the Accounting for Income Taxes. ASU 2019-12 which modifies ASC 740 to simplify the accounting for income taxes. The ASU removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes in interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. ASU 2019-12 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2020. We adopted this guidance on May 1, 2021. The adoption of this ASU did not have a material impact is reflected in the Company's current year consolidated financial statements.

Note 3. Accounts Receivable, Unbilled Services and Deferred Revenue

Accounts receivable and unbilled services were as follows (in thousands):

	April 30, 2022	April 30, 2021

Accounts receivable	$6,037	$4,304
Unbilled services	4,106	3,020
Total accounts receivable and unbilled services	10,143	7,324
Less: allowance for doubtful accounts	(630)	(338)
Total accounts receivable, net	$9,513	$6,986
Deferred revenue was as follows (in thousands):

	April 30, 2022	April 30, 2021

Deferred revenue	$11,071	$6,256

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred revenue is shown as a current liability on the Company's balance sheet.

As of April 30, 2020 unbilled services was $2.4 million and deferred revenue was $5.8 million.
Note 4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	April 30,
	2022	2021
Furniture and fixtures	$246	$246
Computer equipment and software	1,667	1,461
Laboratory equipment	8,618	6,640
Capitalized software development costs	1,888	484
Assets in progress	181	1,211
Leasehold improvements	111	4

Total property and equipment	12,711	10,046
Less: Accumulated depreciation and amortization	(5,577)	(3,956)

Property and equipment, net	$7,134	$6,090

    Depreciation and amortization expense was $1.6 million and $1.2 million for the years ended April 30, 2022 and 2021, respectively. Depreciation and amortization expense, excluding expense recorded under finance leases, was $1.5 million and $925,000 for the years ended April 30, 2022 and 2021.

    As of April 30, 2022 and 2021, property, plant and equipment included gross assets held under finance leases of $713,000 and $343,000, respectively. Related depreciation expense for these assets was $87,000 and $124,000 for the years ended April 30, 2022 and 2021.

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
The Company has capitalized development and implementation costs in accordance with accounting guidance for its Lumin Bioinformatics platform ("Lumin"). Lumin is the Company's new oncology data-driven software program and data tool which is operates as Software as a Service (SaaS). These capitalized costs represent salaries, including direct payroll-related costs, certain software development consultant expenses and molecular sequencing programming costs incurred in the engineering and coding of the software development. Capitalized costs are classified as assets in progress during the development process until development is complete and the asset is available for sale. The initial version of the Lumin platform was launched during fiscal year 2021, at which time initial capitalization ceased and amortization commenced. The total Lumin assest placed into service and available for sale as of July 31, 2020 was $484,000.

The Company continued to develop increased functionality, expand product design and usability, and add enhancements to the Lumin platform. In accordance with accounting guidance, these costs were capitalized. This developmental work did not render the initial released version to be obsolete or diminished in value but, rather, added to the base functionality of the existing platform. During the third quarter of fiscal year 2022, these capitalized costs were placed into

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

service as the enhanced version was launched and made available for sale. The total cost of the enhanced Lumin asset placed into service and available for sale as of January 31, 2022 was $1.4 million, bringing the total capitalized gross asset investment to $1.9 million. Amortization expense related to this asset addition was $317,000 and $134,000 for the years ended April 30, 2022 and 2021, respectively.

Finance Lease

    During fiscal 2020, the Company entered into a finance lease for laboratory equipment. The lease had costs of approximately $231,000, at inception, through November 2020. This lease expired December 2020. Prior to expiration, the monthly finance lease payment was approximately $19,000. The future minimum lease payments remaining under this finance lease at April 30, 2021 and 2020 were zero and $135,000, respectively. The present value of minimum future obligations was calculated based on interest rate of 4.75%. Depreciation and amortization expense related to this finance lease was zero and $124,000  for the years ended April 30, 2022 and 2021, respectively.

During fiscal 2022, the Company recognized a finance lease for laboratory equipment. This equipment was obtained as the result of a laboratory supplies purchase commitment with costs of approximately $370,000 at inception through December 2025. Cash payments for this lease are in the form of consideration for purchasing lab supplies under a purchase commitment agreement. The present value of the minimum future obligations of $370,000 was calculated based on an interest rate of 3.25%. Depreciation and amortization expense related to this finance lease was $87,000 and zero for the years ended April 30, 2022 and 2021, respectively.

Note 5. Revenue from Contracts with Customers

Oncology Services Revenue

The following table represents disaggregated revenue for the twelve months ended April 30, 2022 and 2021:

	Year Ended April 30,
	2022	2021
Pharmacology services	$46,833	$39,473
Other TOS revenue	2,227	1,401
Personalized oncology services	49	166
Total oncology services revenue	$49,109	$41,040
Other TOS revenue represents additional services provided to the Company's pharmaceutical and biotechnology customers, specifically flow cytometry services and SaaS provided via our Lumin Bioinformatics software.

Contract Balances

Contract assets include unbilled amounts typically resulting from revenue recognized in excess of the amounts billed to the customer for which the right to payment is subject to factors other than the passage of time. These amounts may not exceed their net realizable value. Contract assets are classified as current. Contract liabilities consist of customer payments received in advance of performance and billings in excess of revenue recognized, net of revenue recognized from the balance at the beginning of the period. Contract assets and liabilities are presented on the balance sheet on a net contract-by-contract basis at the end of each reporting period. Refer to Note 3 for related balances.

Note 6. Significant Customers

For the years ended April 30, 2022 and 2021, one and none of our customers accounted for more than 10% of our total revenue, respectively.

As of April 30, 2022, one customer accounted for 17% of our total accounts receivable balance. As of April 30, 2021, no customers accounted for 10% or more of our total accounts receivable balance.

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

Royalties

The Company contracts with third-party vendors to license tumor samples for development into PDX models and use in our TOS business. These types of arrangements have an upfront fee ranging from approximately nil to $30,000 per tumor sample depending on the successful growth of the tumor model and ability to develop them into a sellable product. The upfront costs are expensed as incurred. In addition, under certain agreements, for a limited period of time, the Company is subject to royalty payments if the licensed tumor models are used for sale in our TOS business, ranging from 2% to 20% of the contract price after recouping certain initiation costs. Some of these arrangements also set forth an annual minimum royalty due regardless of tumor models used for sale. For the years ended April 30, 2022 and 2021, we have recognized approximately $401,000 and $127,000 in expense related to these royalty arrangements, respectively.

Note 8. Stock-based Payments

Stock-based compensation in the amount of $912,000 and $598,000 was recognized for years ended April 30, 2022 and 2021, respectively. Stock-based compensation costs were recorded as follows (in thousands):

	Year Ended April 30,
	2022	2021
General and administrative	$563	$292
Sales and marketing	189	199
Research and development	18	23
TOS cost of sales	142	84

Total stock-based compensation expense	$912	$598

The Company has in place a 2021 Equity Incentive Plan, 2010 Equity Incentive Plan and 2008 Equity Incentive Plan ("the Plans"). In general, these plans provide for stock-based compensation to the Company’s employees, directors and non-employees. The plans also provide for limits on the aggregate number of shares that may be granted, the term of grants and the strike price of option awards.

2021 Equity Incentive Plan

As part of the 2021 Annual Shareholders Meeting, shareholders approved the adoption of the 2021 Equity Incentive Plan (“2021 Equity Plan”). The purpose of the 2021 Equity Plan is to grant (i) Non-statutory Stock Options; (ii) Incentive Stock Options; (iii) Restricted Stock Awards; and/or (iv) Stock Appreciation Rights (collectively, stock-based compensation) to its employees, directors and non-employees. Total stock awards under the 2021 Equity Plan shall not exceed 2 million shares of common stock. Options and Stock Appreciation Rights expire no later than ten years from the date of grant and the awards vest as determined by the Board of Directors. Options and Stock Appreciation Rights have a strike price not less than 100% of the

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fair market value of the common stock subject to the option or right at the date of grant. As of April 30, 2022, approximately 1.8 million shares were left to issue under this plan.

2010 Equity Incentive Plan

On February 18, 2011, shareholders owning a majority of the issued and outstanding shares of the Company executed a written consent approving the 2010 Equity Incentive Plan (“2010 Equity Plan”). The purpose of the 2010 Equity Plan is to grant (i) Non-statutory Stock Options; (ii) Restricted Stock Awards; and (iii) Stock Appreciation Rights (collectively, stock-based compensation) to its employees, directors and non-employees. Total stock awards under the 2010 Equity Plan shall not exceed 30,000,000 shares of common stock. Options and Stock Appreciation Rights expire no later than ten years from the date of grant and the awards vest as determined by the Board of Directors. Options and Stock Appreciation Rights have a strike price not less than 100% of the fair market value of the common stock subject to the option or right at the date of grant. After February 2021, no more shares were available to be issued from this plan.

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

For stock-based payments to non-employee consultants under the Plans, the fair value of the stock-based consideration issued is used to measure the transaction, as management believes this to be a more reliable measure of fair value than the services received.  The fair value of the award is expensed over the period service is provided to the Company; however, it is ultimately measured at the price of the Company’s common stock or the fair value of stock options using the Black-Scholes valuation model on the date that the commitment for performance by the non-employee consultant has been reached or performance is complete, which is generally the vesting date of the award. After 2018, no more shares were available to be issued from this plan.

Director Compensation Plan

On December 12, 2013, the Compensation Committee of the Board of Directors of the Company adopted changes to the Director Compensation Plan of 2010 (the “Director Plan”) effective December 1, 2013.  Under the Director Plan, independent directors of the Company are entitled to an annual award of a five-year option to purchase 8,333 shares of the Company’s common stock, and the Chairman of the Board of the Company is entitled to an annual award of a five-year option to purchase 16,667 shares of the Company’s common stock.  Independent directors who serve as chairperson of a committee will also receive an annual grant of a five-year option to purchase 1,667 shares of the Company’s common stock. All options issued under the Director Plan vest quarterly at a rate of 25%. Option grants will typically be issued after the annual shareholder meeting which will generally be held in October of each year. New directors will receive a grant upon joining the Board equal to the pro-rata annual grant for the remainder of the year. Options issued under the Director Plan are now issued pursuant to the 2021 Equity Plan.

Stock Option Grants

Black-Scholes assumptions used to calculate the fair value of options granted during the years ended April 30, 2022 and 2021 were as follows:

	Year Ended April 30,
	2022	2021
Expected term in years	6	3 - 6
Risk-free interest rates	0.8% - 1.2%	0.1% - 0.5%
Volatility	64% - 66%	70% - 75%
Dividend yield	—%	—%

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The weighted average fair value of stock options granted during the years ending April 30, 2022 and 2021, was $5.56 and $5.11, respectively. The Company’s stock options activity and related information as of and for the years ended April 30, 2022 and 2021 is as follows:

	Directors and Employees	Non- Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2021	1,618,231	35,415	1,653,646	$3.96	5.4	$11,384,000
Granted	155,552	10,500	166,052	9.44	9.3	$—
Exercised	(108,375)	—	(108,375)	2.29
Canceled	(11,209)	—	(11,209)	4.71
Forfeited	(36,875)	—	(36,875)	7.45
Expired	—	(5,000)	(5,000)	9.60

Outstanding, April 30, 2022	1,617,324	40,915	1,658,239	4.51	4.9	$6,131,000

Vested and expected to vest as of April 30, 2022	1,617,324	40,915	1,658,239	4.51	4.9	$6,131,000

Vested as of April 30, 2022	1,349,895	4,584	1,354,479	3.93	4.2	$5,778,000

	Directors and Employees	Non- Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2020	2,228,326	43,332	2,271,658	$3.23	5.0	$10,663,000
Granted	135,834	—	135,834	9.24	7.3	259,000
Exercised	(686,178)	(1,160)	(687,338)	2.33
Canceled	(47,751)	(923)	(48,674)	6.03
Forfeited	(12,000)	—	(12,000)	7.48
Expired	—	(5,834)	(5,834)	10.80

Outstanding, April 30, 2021	1,618,231	35,415	1,653,646	3.96	5.4	$11,384,000

Vested and expected to vest as of April 30, 2021	1,618,231	35,415	1,653,646	3.96	5.4	$11,384,000

Vested as of April 30, 2021	1,323,270	9,584	1,332,854	3.34	4.8	$9,995,000

Note 9. Provision for Income Taxes

The components of the provision for income taxes are as follows (in thousands):

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended April 30, 2022
	Federal	State	Foreign	Total
Current	$—	$10	$25	$35

Total	$—	$10	$25	$35

	Year Ended April 30, 2021
	Federal	State	Foreign	Total
Current	$—	$13	$62	$75

Total	$—	$13	$62	$75

A reconciliation between the Company’s effective tax rate and the United States statutory tax rate for the years ended April 30, 2022 and 2021 is as follows:

	Year Ended April 30,
	2022	2021
Federal income tax at statutory rate	21.0%	21.0%
US vs. foreign tax rate difference	1.3	0.5
State income tax, net of federal benefit	3.3	80.8
Permanent differences	(47.3)	(61.5)
Increase in uncertain tax position	—	0.7
Change in valuation allowance	27.7	(24.3)

Income tax expense	6.0%	17.2%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities as of April 30, 2022 and 2021 consist of the following (in thousands):

	As of April 30,
	2022	2021
Accrued liabilities	$162	$232
Right of use, net asset/liability	316	271
Depreciation and amortization	(396)	(206)
Stock-based compensation expense	3,874	3,640
Net operating loss carry-forward	11,546	11,404

Total deferred tax assets	15,502	15,341
Less: Valuation allowance	(15,502)	(15,341)

Net deferred tax asset	$—	$—

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

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Management has evaluated the available evidence about future tax planning strategies, taxable income, and other possible sources of realization of deferred tax assets and has established a full valuation allowance against its net deferred tax assets as of April 30, 2022 and 2021.  For the years ended April 30, 2022 and 2021, the Company recorded a valuation allowance of $15.5 million and $15.3 million, respectively.

As of April 30, 2022 and 2021, the Company’s estimated U.S. net operating loss carry-forwards were approximately $48.0 million and $46.9 million, respectively. Net operating losses generated prior to May 1, 2018 have a 20-year carryforward and will begin expiring in 2025 for federal and 2031 for state purposes. Losses generated in the fiscal years since the year ended April 30, 2019 may be carried forward indefinitely.  A valuation allowance has been recorded against all of these loss carryforwards.

Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating losses that may be utilized in future years. During the fiscal year ended April 30, 2013, approximately $12.0 million of the Company’s net operating losses became subject to limitation under Internal Revenue Code Section 382 in connection with an ownership change on January 28, 2013. As a result of the ownership change, the Company’s annual limitation on its use of net operating loss carry-forwards is approximately $432,000.

 The Company files income tax returns in various jurisdictions with varying statutes of limitations.  As of April 30, 2022, the earliest tax year still subject to examination for state purposes is fiscal 2018.  The Company’s tax years for periods ending April 30, 2002 and forward are subject to examination by the United States and certain states due to the carry-forward of unutilized net operating losses.

The following table indicates the changes to the Company’s uncertain tax positions for the period and years ended April 30, 2022 and 2021 in thousands:

	Year Ended April 30,
	2022	2021
Balance, beginning of the year	$181	$178
Addition based on tax positions related to prior years	—	—
Payment made on tax positions related to prior years	—	—
Addition based on tax positions related to current year	—	3

Balance, end of year	$181	$181

As of April 30, 2022 and 2021, the above amounts of $181,000 for each fiscal year were included in other long-term liabilities.

Note 10. Earnings Per Share
A reconciliation of net income and number of shares used in computing basic and diluted earnings per share was as follows:

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended April 30,
	2022	2021
Basic and diluted net income per share computation (dollars in thousands):
Net income attributable to common stockholders	$548	$362
Weighted Average common shares - basic	13,197,170	13,138,995
Basic net income per share	$0.04	$0.03

Diluted income per share computation
Net income attributable to common stockholders	$548	$362
Income available to common stockholders	$548	$362

Weighted Average common shares	13,197,170	13,138,995
Incremental shares from assumed exercise of warrants and stock options	962,629	1,434,566
Adjusted weighted average share – diluted	14,159,799	14,573,561

Diluted net income per share	$0.04	$0.02

The following table reflects the total potential stock-based instruments outstanding at April 30, 2022 and 2021 that could have an effect on the future computation of dilution per common share. These figures were not included in the above calculation as, to do so, would be antidilutive:

	Year Ended April 30
	2022	2021
Stock options	1,332,854	1,653,646

Total common stock equivalents	1,332,854	1,653,646

Note 11. Related Party Transactions

Related party transactions include transactions between the Company and its shareholders, management, or affiliates.  The following transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

Consulting Services

For both years ended April 30, 2022 and 2021, the Company paid a member of its Board of Directors $36,000 and $54,000 for consulting services unrelated to his duties as a board member. During the years ended April 30, 2022 and 2021, the Company paid another board member $17,000 and $5,500, respectively, for consulting services unrelated to his duties as a board member. All of the amounts paid to these related parties have been recognized in expense in the period the services were performed.

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

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Operating Leases

The Company currently leases certain office equipment and its office and laboratory facilities under non-cancelable operating leases. Rent expense for operating leases is recognized on a straight-line basis over the lease term from the lease commencement date through the scheduled expiration date. Rent expenses totaled $1.9 million and $1.3 million for the years ended April 30, 2022 and 2021, respectively.

The Company leases the following facilities:

•One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease was renewed during fiscal 2022 and expires in November 2026. The Company recognized $88,000 and $91,000 of rent expense relative to this lease for fiscal 2022 and 2021, respectively.
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
◦On December 22, 2020, the Company executed the second amendment to this lease to expand the existing premises at 1330 Piccard Drive, Suites 025, 050, and 104 ("Additional Expansion Premises") and add on Suite 201. The Additional Expansion Premises operating lease commencement date was April 1, 2021 and, under the second amendment, reaffirms that all three leases expire February 28, 2029. Upon the Additional Expansion Premises operating lease commencement date (April 1, 2021), the Company also recognized an operating ROU asset and related operating lease liability for Suite 201 of $3.3 million, each, respectively.
◦For the leases related to the premises at Piccard Drive, the Company recognized $1.7 million and $1.2 million of rental expense for fiscal 2022 and 2021, respectively.
•1405 Research Boulevard, Suite 125, Rockville, Maryland 20850 (“New Location”), which consisted of laboratory and office space where the Company conducted operations related to its primary service offerings. The Company executed this lease on November 1, 2018. The operating commencement date was January 17, 2019. This lease was set to expire in April 2024. The Company terminated this lease on June 30, 2020 and transitioned its activities from this location to the Expansion Premises, as defined above, during the first quarter of fiscal 2021. Upon lease termination, the Company recognized a decrease in the related operating ROU asset and operating lease liability of approximately $850,000 and $926,000, respectively, as well as a gain on lease termination of $76,000. The Company recognized zero and $43,000 of rental expense for fiscal 2022 and 2021, respectively.
•VIA LEONE XIII, 14, Milan, Italy, which consists of laboratory and office space where the Company conducts operations related to its flow cytometry service offerings. The Company executed the lease for its laboratory space in June 2021, and commenced occupancy during the three months ended October 31, 2021. This lease expires May 2023. The Company executed the lease for its office space on October 1, 2021. This lease expires September 2027.
◦The Company recognized an operating ROU asset and related operating lease liability for the lab and office space of $205,000 each, respectively.
◦The Company recognized rental costs associated with these leases of $81,000 and zero for fiscal 2022 and 2021, respectively.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ROU assets and lease liabilities related to our current operating leases are as follows (in thousands):

	April 30, 2022	April 30, 2021
Operating lease right-of-use assets, net	8,230	8,521
Current portion of operating lease liabilities	1,054	818
Non-current portion of operating lease liabilities	8,412	8,783

As of April 30, 2022, the weighted average remaining operating lease term and the weighted average discount rate were 6.7 years and 5.73%, respectively.

Future minimum lease payments due each fiscal year as follows (in thousands):

2023	$2,735
2024	2,809
2025	2,848
2026	2,895
2027	2,860
Thereafter	5,164
Total undiscounted liabilities	19,311
Less: Imputed interest	(9,845)
Present value of minimum lease payments	$9,466

Refer to Note 4, Property and Equipment, for more information on financing leases.

Exhibit Index

Exhibit No.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Appendix A to the Company’s Information Statement on Schedule 14C filed March 7, 2011)

3.1.1	Certificate of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed April 28, 2015)

3.2	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 9, 2017)

4.1	Description of Registered Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed July 28, 2020)

10.1	Employment Agreement, dated November 5, 2013, between the Company and Ronnie Morris, M.D. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 12, 2013)

10.2	Amendment to Employment Agreement, dated March 16, 2015, between the Company and Ronnie Morris (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed March 20, 2015)

10.3	Offer letter dated June 3, 2013 between the Company and David Miller (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 3, 2013)

10.4	2010 Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Information Statement on Schedule 14C filed March 7, 2011)

10.5	Form of Note Purchase Agreement, dated December 1, 2014, between the Company and each of Joel Ackerman and Ronnie Morris (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 5, 2014)

10.6	Form of Convertible Promissory Note, dated December 1, 2014, issued to each of Joel Ackerman and Ronnie Morris in connection with the Note Purchase Agreement, dated December 1, 2014 between the Company and each of Joel Ackerman and Ronnie Morris incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 5, 2014)

10.7	Amendment No. 1 to Convertible Promissory Note, dated December 1, 2014 issued to Joel Ackerman in connection with the Note Purchase Agreement, dated December , 2014, between the Company and each of Joel Ackerman and Ronnie Morris (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 2, 2015)

10.8	Amendment No. 1 to Convertible Promissory Note, dated December 1, 2014 issued to Ronnie Morris in connection with the Note Purchase Agreement, dated December , 2014, between the Company and each of Joel Ackerman and Ronnie Morris (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 2, 2015)

10.9	Amended and Restated 2011 Securities Purchase Agreement, dated March 13, 2015, between the Company and each person or entities that are signatories to the Securities Purchase Agreement, dated March 24, 2011, between the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 17, 2015)

10.10	Form of warrant issued to each person or entities that are signatories to the Securities Purchase Agreement, dated March 24, 2011, between the Company and each investor identified on the signature page thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 30, 2013)

10.11	Amendment No. 1 to warrants, dated March 13, 2015, between the Company and each person or entities that are signatories to the Securities Purchase Agreement, dated March 24, 2011, between the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 17, 2015)

10.12	Amended and Restated 2013 Securities Purchase Agreement, dated March 13, 2015, between the Company and each person or entities that are signatories to the Securities Purchase Agreement, dated January 28, 2013, between the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 17, 2015)

10.13	Form of warrant issued to each person or entities that are signatories to the Securities Purchase Agreement, dated January 28, 2013, between the Company and each investor identified on the signature page thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 30, 2013)

10.14	Amendment No. 1 to warrants, dated March 13, 2015, between the Company and each person or entities that are signatories to the Securities Purchase Agreement, dated January 28, 2013, between the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed March 17, 2015)

10.15	Put Right Agreement, dated January 29, 2014, between the Company and each of Joel Ackerman and Ronnie Morris (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 6, 2014)

10.16	Securities Purchase Agreement, dated March 11, 2015, between the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2015)

10.17	Amended and Restated Registration Rights Agreement, dated March 13, 2015, between the Company and each person or entities that are signatories to (i) the Securities Purchase Agreement, dated March 24, 2011, between the Company and each investor identified on the signature page thereto, (ii) the Securities Purchase Agreement, dated January 28, 2013, between the Company and each investor identified on the signature page thereto, and (iii) the Securities Purchase Agreement, dated March 11, 2015, between the Company. And each investor identified on the signature page thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 17, 2015)

10.18	Form of Investor Warrant issued to each person or entities that are signatories to the Securities Purchase Agreement, dated March 11, 2015, between the Company and each investor identified on the signature page thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 17, 2015)

10.19	Option Exchange Agreement, dated March 16, 2015, between the Company and Joel Ackerman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2015)

10.20	Option Exchange Agreement, dated March 16, 2015, between the Company and Ronnie Morris (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 20, 2015)

10.21	Option Exchange Agreement, dated March 16, 2015, between the Company and David Miller (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 20, 2015)

14	Code of Ethics (incorporated by reference to Exhibit 14 of the April 30, 2008 Form 10-KSB)

21	List of Subsidiaries (incorporated by reference to Exhibit 21 of the Company's Form 10-K filed July 28, 2017)

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certifications**

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

__________________________
* Filed herewith

** Furnished hereto.