Form 10-Q
period 2022-07-31
CHAMPIONS ONCOLOGY, INC.
filed 2022-09-12
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2022
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
 The number of Common Shares of the Registrant outstanding as of September 9, 2022 was 13,522,441.

DOCUMENTS INCORPORATED BY REFERENCE - None

INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHAMPIONS ONCOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	July 31, 2022	April 30, 2022
	(unaudited)
ASSETS
Current assets:
Cash	$8,058	$9,007
Accounts receivable, net	9,355	9,513
Prepaid expenses and other current assets	958	1,144

Total current assets	18,371	19,664

Operating lease right-of-use assets, net	7,971	8,230
Property and equipment, net	7,698	7,134
Other long-term assets	15	15
Goodwill	335	335

Total assets	$34,390	$35,378

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,537	$2,868
Accrued liabilities	1,957	2,414
Current portion of operating lease liabilities	1,099	1,054
Other current liability	142	72
Deferred revenue	10,885	11,071

Total current liabilities	16,620	17,479

Non-current operating lease liabilities	8,127	8,412
Other non-current liabilities	660	391

Total liabilities	$25,407	$26,282

Stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 13,522,441 shares issued and outstanding as of July 31, 2022 and April 30, 2022, respectively	14	14
Additional paid-in capital	81,270	81,064
Accumulated deficit	(72,301)	(71,982)

Total stockholders’ equity	8,983	9,096

Total liabilities and stockholders’ equity	$34,390	$35,378

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended July 31,
	2022	2021

Oncology services revenue	$13,745	$11,253

Costs and operating expenses:
Cost of oncology services	7,052	5,396
Research and development	2,887	2,304
Sales and marketing	1,692	1,574
General and administrative	2,398	2,154

Total costs and operating expenses	14,029	11,428

Loss from operations	(284)	(175)

Other income (loss)	(18)	17

Loss before provision for income taxes	(302)	(158)
Provision for income taxes	17	14

Net loss	$(319)	$(172)

Net loss per common share outstanding
basic	$(0.02)	$(0.01)
and diluted	$(0.02)	$(0.01)

Weighted average common shares outstanding
basic	13,522,433	13,401,929
and diluted	13,522,433	13,401,929

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance April 30, 2022	13,522,441	$14	$81,064	$(71,982)	$9,096
Stock-based compensation	—	—	206	—	206
Net loss	—	—	—	(319)	(319)
Balance July 31, 2022	13,522,441	$14	$81,270	$(72,301)	$8,983
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance April 30, 2021	13,414,066	$13	$79,945	$(72,530)	$7,428
Stock-based compensation	—	—	280	—	280
Issuance of common stock on exercise of stock options	1,000	—	2	—	2
Net loss	—	—	—	(172)	(172)
Balance July 31, 2021	13,415,066	$13	$80,227	$(72,702)	$7,538

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Three Months Ended July 31,
	2022	2021
Operating activities:
Net loss	$(319)	$(172)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	206	280
Depreciation and amortization expense	528	317
Net gain on disposal of equipment	—	(4)
Operating lease right-of use assets	269	245
Provision for doubtful accounts	—	78
Changes in operating assets and liabilities:
Accounts receivable	158	(825)
Prepaid expenses and other current assets	186	93
Other long term assets	—	(70)
Accounts payable	(331)	1,372
Accrued liabilities	(456)	(250)
Other current liabilities	—	15
Other non-current liabilities	—	62
Operating lease liabilities	(250)	(150)
Deferred revenue	(186)	(775)

Net cash (used in) provided by operating activities	(195)	216

Investing activities:
Purchase of property and equipment	(754)	(907)

Net cash used in investing activities	(754)	(907)

Financing activities:
Proceeds from exercise of options	—	2

Net cash provided by financing activities	—	2

Decrease in cash	(949)	(689)
Cash at beginning of period	9,007	4,687

Cash at end of period	$8,058	$3,998

(4)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization, Use of Estimates and Basis of Presentation

Champions Oncology, Inc is a technology-enabled research organization engaged in creating transformative technology solutions to be utilized in drug discovery and development. The Company's research center operates in both regulatory and non-regulatory environments and consists of a comprehensive set of computational and experimental research platforms. Its pharmacology, biomarker, and data platforms are designed to facilitate drug discovery and development at lower costs and increased speeds.

The Company has three operating subsidiaries: Champions Oncology (Israel), Limited, Champions Biotechnology U.K., Limited, and Champions Oncology, S.R.L. (Italy). For the three months ended July 31, 2022 and 2021, there were no revenues earned by these subsidiaries.

The Company’s foreign subsidiaries functional currency is the U.S. dollar. Transaction gains and losses are recognized in earnings. The Company is subject to foreign exchange rate fluctuations in connection with the Company’s international operations.

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. All significant intercompany transactions and accounts have been eliminated. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, has been condensed or omitted. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in the Company’s annual consolidated financial statements for the year ended April 30, 2022, as filed on Form 10-K. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 30, 2022. The results of operations for the interim periods are not necessarily indicative of the results of operations for a full fiscal year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note 2. Significant Accounting Policies

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash, and with original maturities of three months or less to be cash equivalents. As of July 31, 2022 and April 30, 2022 the Company had no cash equivalents.

Liquidity

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. Recently, we have met these cash requirements through our cash on hand, working capital management, and sales of products and services. In the past, we have also received proceeds from certain private placements and public offerings of our securities. For the three months ended July 31, 2022, the Company had a net loss of approximately $319,000 and cash used in operations of $195,000. As of July 31, 2022, the Company had an accumulated deficit of approximately $72.3 million, working capital of $1.8 million and cash of $8.1 million. We believe that our cash on hand, together with expected net positive cash provided by operations for fiscal year 2023, are adequate to fund operations through at least 12 months from the filing of this 10-Q. However, should our revenue expectations not materialize, we believe we have cost reduction strategies that could be implemented without disrupting the business or restructuring the Company. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

Leases

The Company accounts for its leases under Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheet as both a right-of-use asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease, if applicable, or the Company’s incremental borrowing rate. As the Company's leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term.

Earnings Per Share

Basic net income or loss per share is computed by dividing the net income or loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted-average number of shares of common stock plus dilutive potential common stock considered outstanding during the period. Such dilutive shares consist of incremental shares that would be issued upon exercise of the Company’s common stock options.

As of July 31, 2022 and 2021, all of the Company's potential common stock is considered anti-dilutive.

The following table reflects the total potential share-based instruments outstanding at July 31, 2022 and 2021 that could have an effect on the future computation of dilution per common share, had their effect not been anti-dilutive:

	July 31,
	2022	2021
Total common stock equivalents	1,722,155	1,734,428

Income Taxes

    Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements. In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient earnings history, a valuation allowance is established. The Company's ability to utilize net operating losses (“NOL”) carryforwards to offset future taxable income would be limited if the Company had undergone or were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code (the “IRC”). The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. As of July 31, 2022 and April 30, 2022, the Company provided a valuation allowance for all net deferred tax assets, as recovery is not more likely than not based on an insufficient history of earnings.

The Company reflects tax benefits only if it is more likely than not that the Company will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  The Company recorded $181,000 of liabilities related to uncertain tax positions relative to one of its foreign operations as of July 31, 2022 and April 30, 2022.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not recognize interest or penalties on its consolidated statements of operations during the three-month periods ended July 31, 2022 and 2021. The Company does not anticipate unrecognized tax benefits will be recorded during the next 12 months.

The provision for income taxes for the three months ended July 31, 2022 and 2021 was $17,000 and $14,000, respectively, mainly attributable to taxable income earned in Israel and/or Italy relating to transfer pricing.

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

Accounting Pronouncements Being Evaluated

In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments - Credit Losses". This update requires immediate recognition of management’s estimates of current expected credit losses ("CECL"). Under the prior model, losses were recognized only as they were incurred. The new model is applicable to all financial instruments that are not accounted for at fair value through net income. The standard is effective for fiscal years beginning after December 15, 2022 for public entities qualifying as small reporting companies. Early adoption is permitted. The Company is currently assessing the impact of this update on our consolidated financial statements and do not anticipate a significant impact.

Note 3. Accounts Receivable, Unbilled Services and Deferred Revenue
Accounts receivable and unbilled services were as follows (in thousands):

	July 31, 2022	April 30, 2022
Accounts receivable	$5,619	$6,037
Unbilled services	4,366	4,106
Total accounts receivable and unbilled services	9,985	10,143
Less allowance for doubtful accounts	(630)	(630)
Total accounts receivable, net	$9,355	$9,513
Deferred revenue was as follows (in thousands):

	July 31, 2022	April 30, 2022
Deferred revenue	$10,885	$11,071
Deferred revenue is shown as a current liability on the Company's condensed consolidated balance sheets.

Note 4. Revenue from Contracts with Customers

Oncology Services Revenue
The following tables represents disaggregated revenue for the three months ended July 31, 2022 and 2021:

	Three Months Ended July 31,
	2022	2021
Pharmacology services	$12,756	$10,703
Other TOS revenue	948	526
Personalized oncology services	41	24
Total oncology services revenue	$13,745	$11,253
Other TOS revenue represents additional services provided to the Company's pharmaceutical and biotechnology customers, specifically flow cytometry services and SaaS provided via our Lumin Bioinformatics software ("Lumin").

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

Note 5. Property and Equipment
Property and equipment is recorded at cost and primarily consists of laboratory equipment, computer equipment and software, capitalized software development costs, and furniture and fixtures. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the various assets ranging from three to nine years. Property and equipment consisted of the following (table in thousands):

	July 31, 2022	April 30, 2022
Furniture and fixtures	$246	$246
Computer equipment and software	1,953	1,667
Capitalized software development costs	1,888	1,888
Laboratory equipment	9,073	8,618
Assets in progress	532	181
Leasehold improvements	111	111

Total property and equipment	13,803	12,711
Less: Accumulated depreciation	(6,105)	(5,577)

Property and equipment, net	$7,698	$7,134
Depreciation and amortization expense was $528,000 and $317,000 for the three months ended July 31, 2022 and 2021, respectively. Depreciation and amortization expense, excluding expense recorded under finances leases, was $499,000 and $317,000 for the three months ended July 31, 2022 and 2021, respectively.

As of July 31, 2022 and April 30, 2022, property, plant and equipment included gross assets held under finance leases of $1,081,000 and $713,000, respectively. Related depreciation expense was approximately $29,000 and $0 for the three months ended July 31, 2022 and 2021, respectively.

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

The Company has capitalized development and implementation costs in accordance with accounting guidance for its Lumin platform. Lumin is the Company's oncology data-driven software program and data tool which operates as Software as a Service. These capitalized costs represent salaries, including direct payroll-related costs, certain software development consultant expenses and molecular sequencing programming costs incurred in the engineering and coding of the software development. Capitalized costs are classified as assets in progress during the development process until development is complete and the asset is available for sale. The initial version of the Lumin platform was launched during fiscal year 2021, at which time initial capitalization ceased and amortization commenced.

The Company continued to develop increased functionality, expand product design and usability, and add enhancements to the Lumin platform. In accordance with accounting guidance, these costs were capitalized. This developmental work did not render the initial released version to be obsolete or diminished in value but, rather, added to the base functionality of the existing platform. During the third quarter of fiscal year 2022, these capitalized costs were placed into service as the enhanced version was launched and made available for sale. The total cost of the Lumin asset placed into service and available for sale was $1.9 million. As of July 31, 2022, the carrying value of the asset net of accumulated amortization was $1.3 million. Amortization expense related to this asset was $157,000 and $40,000 for the three months ended July 31, 2022 and 2021, respectively.

Finance Lease

During fiscal year 2022, the Company recognized a finance lease for laboratory equipment. This equipment was obtained as the result of a laboratory supplies purchase commitment with costs of approximately $370,000 at inception through December 2025. Cash payments for this lease are in the form of consideration for purchasing lab supplies under a purchase commitment agreement. At the commencement of the commitment, the present value of the minimum future obligations of $370,000 was calculated based on an interest rate of 3.25%. Depreciation and amortization expense related to this finance lease was $18,000 and zero for the three months ended July 31, 2022 and 2021, respectively.

During the first quarter of fiscal year 2023, the Company recognized a finance lease for laboratory equipment. This equipment was obtained as the result of a laboratory supplies purchase commitment with costs of approximately $368,000 at inception through June 2027. Cash payments for this lease are in the form of consideration for purchasing lab supplies under a purchase commitment agreement. The present value of the minimum future obligations of $368,000 was calculated based on an interest rate of 3.5%. Depreciation and amortization expense related to this finance lease was $11,250 and zero for the three months ended July 31, 2022 and 2021, respectively.

Note 6. Share-Based Payments

Stock-based compensation expense was recognized as follows (table in thousands):

	Three Months Ended July 31,
	2022	2021
General and administrative	$123	$171
Sales and marketing	48	51
Research and development	3	6
Cost of oncology services	32	52
Total stock-based compensation expense	$206	$280

The Company has in place a 2021 Equity Incentive Plan and 2010 Equity Incentive Plan ("the Plans"). In general, these plans provide for stock-based compensation to the Company’s employees, directors and non-employees. The plans also provide for limits on the aggregate number of shares that may be granted, the term of grants and the strike price of option awards.

2021 Equity Incentive Plan
As part of the 2021 Annual Shareholders Meeting, shareholders approved the adoption of the 2021 Equity Incentive Plan (“2021 Equity Plan”). The purpose of the 2021 Equity Plan is to grant (i) Non-statutory Stock Options; (ii) Incentive Stock Options; (iii) Restricted Stock Awards; and/or (iv) Stock Appreciation Rights (collectively, stock-based compensation) to its employees, directors and non-employees. Total stock awards under the 2021 Equity Plan shall not exceed 2 million shares of common stock. Options and Stock Appreciation Rights expire no later than ten years from the date of grant and the awards vest as determined by the Board of Directors. Options and Stock Appreciation Rights have a strike price not less than 100% of the fair market value of the common stock subject to the option or right at the date of grant. As of July 31, 2022, approximately 1.7 million shares were left to issue under this plan.

2010 Equity Incentive Plan
On February 18, 2011, shareholders owning a majority of the issued and outstanding shares of the Company executed a written consent approving the 2010 Equity Incentive Plan (“2010 Equity Plan”). The purpose of the 2010 Equity Plan is to grant (i) Non-statutory Stock Options; (ii) Restricted Stock Awards; and (iii) Stock Appreciation Rights (collectively, stock-based compensation) to its employees, directors and non-employees. Total stock awards under the 2010 Equity Plan shall not exceed 30 million shares of common stock. Options and Stock Appreciation Rights expire no later than ten years from the date of grant and the awards vest as determined by the Board of Directors. Options and Stock Appreciation Rights have a strike price not less than 100% of the fair market value of the common stock subject to the option or right at the date of grant. After February 2021, no more shares were available to be issued from this plan.

Stock Option Grants

Black-Scholes assumptions used to calculate the fair value of options granted during the three months ended July 31, 2022 and 2021 were as follows:

	Three Months Ended July 31,
	2022	2021
Expected term in years	6	6
Risk-free interest rates	2.87%	0.82%
Volatility	62.58%	65.94% - 66.21%
Dividend yield	—%	—%

The weighted average fair value of stock options granted during the three months ended July 31, 2022 and 2021 was $4.50 and $5.33, respectively.

The Company’s stock options activity for the three months ended July 31, 2022 was as follows:

	Directors and Employees	Non- Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, April 30, 2022	1,617,324	40,915	1,658,239	$4.51	4.9	$6,131,000
Granted	78,000	—	78,000	7.57	9.90
Forfeited	(7,625)	—	(7,625)	7.73
Canceled	—	(1,875)	(1,875)	4.63
Expired	(4,584)	—	(4,584)	5.40

Outstanding, July 31, 2022	1,683,115	39,040	1,722,155	4.64	4.9	$7,462,000

Vested and expected to vest as of July 31, 2022	1,683,115	39,040	1,722,155	4.64	4.9	$7,462,000

Exercisable as of July 31, 2022	1,380,775	—	1,380,775	4.06	4.1	$6,846,000

Note 7. Leases
Operating Leases
The Company currently leases certain office equipment and its office and laboratory facilities under non-cancelable operating leases. Rent expense for operating leases is recognized on a straight-line basis over the lease term from the lease commencement date through the scheduled expiration date. Rent expense totaled $467,000 and $452,000 for the three months ended July 31, 2022 and 2021, respectively. The Company considers its facilities adequate for its current operational needs.

The Company leases the following facilities:

•One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease was renewed during fiscal year 2022 and expires in November 2026. The Company recognized $21,000 and $24,000 of rent expense relative to this lease for the three months ended July 31, 2022 and 2021, respectively.

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
◦In accordance with ASC 842, "Leases", the Company evaluated the first amendment and also performed a reassessment of the existing lease for Suite 025 to determine the impact of the six-month term extension. As a result of this assessment, the Company recognized an additional operating ROU asset and related operating lease liability for Suite 025 of $118,000 and $125,000, respectively, as well as an incremental net rent expense of $8,000 during the three months ended July 31, 2020 related to fiscal year 2021.
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
◦For the leases related to the premises at Piccard Drive, the Company recognized $422,000 for the three months ended July 31, 2022 and 2021, respectively.
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
◦The Company recognized an operating ROU asset and related operating lease liability for the lab and office space of $205,000 each, respectively.
◦The Company recognized rent expense associated with these leases of $23,000 and zero for the three months ended July 31, 2022 and 2021, respectively.

ROU assets and lease liabilities related to our current operating leases are as follows (in thousands):

	July 31, 2022	April 30, 2022
Operating lease right-of-use assets, net	$7,971	$8,230
Current portion of operating lease liabilities	1,099	1,054
Non-current portion of operating lease liabilities	8,127	8,412

As of July 31, 2022, the weighted average remaining operating lease term and the weighted average discount rate were 6.42 years and 5.73%, respectively.

Future minimum lease payments due each fiscal year as follows (in thousands):

Remainder of 2023	$2,060
2024	2,811
2025	2,850
2026	2,896
2027	2,860
Thereafter	5,164
Total undiscounted liabilities	18,641
Less: Imputed interest	(9,415)
Present value of minimum lease payments	$9,226

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

Consulting Services

During the three months ended July 31, 2022 and 2021, the Company paid an affiliate of a board member $9,000 and $9,000, respectively, for consulting services unrelated to his duty as a board member. During the three months ended July 31, 2022 and 2021, the Company paid an affiliate of another board member $0 and $3,000, respectively, for consulting services unrelated to their duties as a board member. As of July 31, 2022, $0 was due to these related parties.

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

Royalties

The Company contracts with third-party vendors to license tumor samples for development into PDX models and use in our TOS business. These types of arrangements have an upfront fee ranging from nil to $30,000 per tumor sample depending on the successful growth of the tumor model and ability to develop them into a sellable product. The upfront costs are expensed as incurred. In addition, under certain agreements, for a limited period of time, the Company is subject to royalty payments if the licensed tumor models are used for sale in our TOS business, ranging from 2% to 20% of the contract price after recouping certain initiation costs. Some of these arrangements also set forth an annual minimum royalty due regardless of tumor models used for sale. For the quarter ended July 31, 2022 and 2021, we have recognized approximately $76,000 and $44,000 in expense related to these royalty arrangements, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the condensed consolidated financial statements and related notes that appear elsewhere in this report and our most recent annual report for the year ended April 30, 2022, as filed on Form 10-K.

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

Forward-looking statements speak only as of the date the statements are made. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended April 30, 2022, as updated in our subsequent reports filed with the SEC, including any updates found in Part II, Item 1A of this or other reports on Form 10-Q, if any. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

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

As part of our growth strategy, we launched Lumin Bioinformatics ("Lumin"), a new oncology data-driven software program, during fiscal 2021. Our Lumin software contains comprehensive information derived from our research services and clinical studies. Lumin leverages our large Datacenter coupled with analytics and artificial intelligence to provide a robust tool for computational cancer research. It is the combination of the Datacenter and the analytics that create a unique foundation for Lumin. Insights developed using Lumin can provide the basis for biomarker hypotheses, reveal potential mechanisms of therapeutic resistance, and guide the direction of additional preclinical evaluations.

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

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. Recently, we have met these cash requirements through cash, working capital management, and sales of products and services. In the past, we have also received proceeds from certain private placements and public offerings of our securities. For the three months ended July 31, 2022, the Company had a net loss of approximately $319,000 and cash used in operations of $195,000. As of July 31, 2022, the Company had an accumulated deficit of approximately $72.3 million, working capital of $1.8 million, and cash of $8.1 million. We believe that our cash on hand, together with expected positive cash flows from operations for fiscal year 2023, are adequate to fund operations through at least 12 months from the filing of this 10-Q. However, should our revenue expectations not materialize, we believe we have cost reduction strategies that could be implemented without disrupting the business or restructuring the Company. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

Operating Results

The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Three Months Ended July 31,
	2022	% of Revenue	2021	% of Revenue	% Change

Oncology services revenue	$13,745	100.0%	$11,253	100.0%	22.1%

Costs and operating expenses:
Cost of oncology services	7,052	51.3	5,396	48.0	30.7
Research and development	2,887	21.0	2,304	20.5	25.3
Sales and marketing	1,692	12.3	1,574	14.0	7.5
General and administrative	2,398	17.4	2,154	19.1	11.3

Total costs and operating expenses	14,029	102.1	11,428	101.6	22.8
Income from operations	$(284)	(2.1)%	$(175)	(1.6)%	62.3%

Oncology Services Revenue

Oncology services revenue, which is primarily derived from pharmacology studies, was $13.7 million and $11.3 million for the three months ended July 31, 2022 and 2021, respectively, an increase of $2.5 million or 22.1%. The increase in revenue was primarily due to the expansion of our platform and offerings creating demand for our services and leading to larger pharmacology studies in both our in-vivo and ex-vivo platforms.

Cost of Oncology Services

Cost of oncology services for the three months ended July 31, 2022 and 2021 were $7.1 million and $5.4 million, respectively, an increase of $1.7 million or 30.7%.  The increase in cost of oncology services was primarily from compensation, mice and supply expenses resulting from larger study sizes and compensation expense for our SaaS platform. For the three months ended July 31, 2022 and 2021, gross margins were 48.7% and 52.0%, respectively. The lower margin resulted from an increase in study related expenses in advance of the revenue recognition. Additionally, SaaS costs were expensed during the three months ended July 31, 2022 compared to capitalized during the three months ended July 31, 2021.

 Research and Development

Research and development expenses for the three months ended July 31, 2022 and 2021 were $2.9 million and $2.3 million, respectively, an increase of approximately $583,000 or 25.3%. The increase for the three-month period was mainly due to compensation and lab supply expense related to the investment in our therapeutic drug discovery platform.

Sales and Marketing

Sales and marketing expenses for the three months ended July 31, 2022 and 2021 were $1.7 million and $1.6 million, respectively, an increase of $118,000, or 7.5%. The increase was mainly due to compensation expense.

General and Administrative

General and administrative expenses for the three months ended July 31, 2022 and 2021 were $2.4 million and $2.2 million, an increase of $244,000, or 11.3%. General and administrative expenses are primarily comprised of compensation, insurance, professional fees, IT, and depreciation and amortization expenses. The increase was mainly due to an increase in IT related expenses to support the overall infrastructure growth of the company.

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash used in operating activities was $195,000 compared to net cash provided by operations of $216,000 for the three months ended July 31, 2022 and 2021, respectively. The cash used in operating activities during the current period was primarily due to reduction in accounts payable and accrued liability balances.

Cash Flows from Investing Activities

Net cash used in investing activities was $754,000 and $907,000 for the three months ended July 31, 2022 and 2021, respectively. The cash used in investing activities was primarily for the investment in additional lab and computer equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $0 for the three months ended July 31, 2022 compared to cash used by financing activities $2,000 for the three months ended July 31, 2021. The decrease on cash provided by financing is related to decrease in stock options exercise activity.

Critical Accounting Estimates and Policies

The preparation of these condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to apply methodologies and make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates of the Company include, among other things, accounts receivable realization, revenue recognition (replacement of licensed tumors), valuation allowance for deferred tax assets, valuation of goodwill, and stock compensation and warrant assumptions. Actual results could differ from those estimates. The Company’s critical accounting policies are summarized in the Company’s Annual Report on Form 10-K, filed with the SEC on July 22, 2022.

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

Management has assessed the effectiveness of our internal control over financial reporting as of July 31, 2022. Based on that assessment, our management, including our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of July 31, 2022 at the reasonable assurance level in ensuring that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Further, management concluded that our consolidated financial statements in this quarterly report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. generally accepted accounting principles.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

    As a smaller reporting company, we are not required to provide the information required by this Item; however, the discussion of our business and operations should be read together with the Risk Factors set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 22, 2022. Such risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flow, strategies or prospects in a material and adverse manner.

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

CHAMPIONS ONCOLOGY, INC.
(Registrant)

Date: 9/12/022	By:	/s/ Ronnie Morris
Ronnie Morris
Chief Executive Officer
(principal executive officer)

Date: 9/12/022	By:	/s/ David Miller
David Miller
Chief Financial Officer
(principal financial and accounting officer)