Form 10-Q
period 2022-10-31
CHAMPIONS ONCOLOGY, INC.
filed 2022-12-13
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2022
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
 The number of Common Shares of the Registrant outstanding as of December 9, 2022 was 13,558,650.

DOCUMENTS INCORPORATED BY REFERENCE - None

INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2022

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHAMPIONS ONCOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	October 31, 2022	April 30, 2022
	(unaudited)
ASSETS
Current assets:
Cash	$10,826	$9,007
Accounts receivable, net	8,948	9,513
Prepaid expenses and other current assets	834	1,144

Total current assets	20,608	19,664

Operating lease right-of-use assets, net	7,698	8,230
Property and equipment, net	7,708	7,134
Other long-term assets	15	15
Goodwill	335	335

Total assets	$36,364	$35,378

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,605	$2,868
Accrued liabilities	1,670	2,414
Current portion of operating lease liabilities	1,133	1,054
Other current liability	143	72
Deferred revenue	11,185	11,071

Total current liabilities	18,736	17,479

Non-current operating lease liabilities	7,832	8,412
Other non-current liabilities	624	391

Total liabilities	$27,192	$26,282

Stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 13,558,650 shares issued and outstanding as of October 31, 2022 and April 30, 2022, respectively	14	14
Additional paid-in capital	81,475	81,064
Accumulated deficit	(72,317)	(71,982)

Total stockholders’ equity	9,172	9,096

Total liabilities and stockholders’ equity	$36,364	$35,378

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021

Oncology services revenue	$14,281	$11,786	$28,026	$23,039

Costs and operating expenses:
Cost of oncology services	7,443	5,609	14,495	11,005
Research and development	2,604	2,299	5,491	4,603
Sales and marketing	1,700	1,640	3,392	3,214
General and administrative	2,527	1,975	4,925	4,129

Total costs and operating expenses	14,274	11,523	28,303	22,951

Income (loss) from operations	7	263	(277)	88

Other income (loss)	(9)	26	(27)	43

Income (loss) before provision for income taxes	(2)	289	(304)	131
Provision for income taxes	14	12	31	26

Net income (loss)	$(16)	$277	$(335)	$105

Net (income) loss per common share outstanding
basic	$(0.00)	$0.02	$(0.02)	$0.01
and diluted	$(0.00)	$0.02	$(0.02)	$0.01

Weighted average common shares outstanding
basic	13,528,643	13,428,508	13,521,496	13,145,930
and diluted	13,528,643	14,549,136	13,521,496	14,213,450

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance April 30, 2022	13,522,441	$14	$81,064	$(71,982)	$9,096
Stock-based compensation	—	—	206	—	206
Net loss	—	—	—	(319)	(319)
Balance July 31, 2022	13,522,441	$14	$81,270	$(72,301)	$8,983
Stock-based compensation	—	—	119	—	119
Issuance of common stock on exercise of stock options	36,209	—	86	—	86
Net loss	—	—	—	(16)	(16)
Balance October 31, 2022	13,558,650	$14	$81,475	$(72,317)	$9,172

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance April 30, 2021	13,414,066	$13	$79,945	$(72,530)	$7,428
Stock-based compensation	—	—	280	—	280
Issuance of common stock on exercise of stock options	1,000	—	2	—	2
Net loss	—	—	—	(172)	(172)
Balance July 31, 2021	13,415,066	$13	$80,227	$(72,702)	$7,538
Stock-based compensation	—	—	134	—	134
Issuance of common stock on exercise of stock options	81,078	1	121	—	122
Net income	—	—	—	277	277
Balance October 31, 2021	13,496,144	$14	$80,482	$(72,425)	$8,071

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Six Months Ended October 31,
	2022	2021
Operating activities:
Net income (loss)	$(335)	$105

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	325	414
Depreciation and amortization expense	1,088	663
Net gain on disposal of equipment	—	(4)
Operating lease right-of use assets	542	519
Provision for doubtful accounts	130	117
Changes in operating assets and liabilities:
Accounts receivable	434	(1,321)
Prepaid expenses and other current assets	310	226
Accounts payable	1,737	1,506
Accrued liabilities	(743)	(320)
Other current liabilities	—	15
Other non-current liabilities	—	54
Operating lease liabilities	(511)	(406)
Deferred revenue	114	(124)

Net cash provided by operating activities	3,091	1,444

Investing activities:
Purchase of property and equipment	(1,358)	(1,473)

Net cash used in investing activities	(1,358)	(1,473)

Financing activities:
Proceeds from exercise of options	86	123

Net cash provided by financing activities	86	123

Increase in cash	1,819	94
Cash at beginning of period	9,007	4,687

Cash at end of period	$10,826	$4,781

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

The Company has three operating subsidiaries: Champions Oncology (Israel), Limited, Champions Biotechnology U.K., Limited, and Champions Oncology, S.R.L. (Italy). For the three and six months ended October 31, 2022 and 2021, there were no revenues earned by these subsidiaries.

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

Note 2. Significant Accounting Policies

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash, and with original maturities of three months or less to be cash equivalents. As of October 31, 2022 and April 30, 2022 the Company had no cash equivalents.

Liquidity

The Company's liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. Recently, the Company has met these cash requirements through cash on hand, working capital management, and sales of products and services. In the past, the Company has also received proceeds from certain private placements and public offerings of our securities. For the six months ended October 31, 2022, the Company had a net loss of approximately $335,000 and cash provided by operations of $3.1 million. As of October 31, 2022, the Company had an accumulated deficit of approximately $72.3 million, working capital of $1.9 million and cash on hand of $10.8 million. The Company believes that cash on hand, together with expected net positive cash provided by operations for fiscal year 2023, are adequate to fund operations through at least 12 months from the filing of this 10-Q. However, should the Company's revenue expectations not materialize, the Company believes it has cost reduction strategies that could be implemented without disrupting the business or restructuring the Company. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

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

As of October 31, 2022 and 2021, all of the Company's potential common stock is considered anti-dilutive.

The following table reflects the total potential share-based instruments outstanding at October 31, 2022 and 2021 that could have an effect on the future computation of dilution per common share, had their effect not been anti-dilutive:

	October 31,
	2022	2021
Total common stock equivalents	1,675,447	1,634,928

Income Taxes

    Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements. In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient earnings history, a valuation allowance is established. The Company's ability to utilize net operating losses (“NOL”) carryforwards to offset future taxable income would be limited if the Company had undergone or were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code (the “IRC”). The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. As of October 31, 2022 and April 30, 2022, the Company provided a valuation allowance for all net deferred tax assets as it is more likely than not that the assets will not be recovered based on an insufficient history of earnings.

The Company reflects tax benefits only if it is more likely than not that the Company will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  The Company recorded $181,000 of liabilities related to uncertain tax positions relative to one of its foreign operations as of October 31, 2022 and April 30, 2022.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not recognize interest or penalties on its consolidated statements of operations during the three or six-month periods ended October 31, 2022 and 2021. The Company does not anticipate unrecognized tax benefits will be recorded during the next 12 months.

The provision for income taxes for the three months ended October 31, 2022 and 2021 was $14,000 and $12,000, respectively. The provision for income taxes for the six months ended October 31, 2022 and 2021 was $31,000 and $26,000, respectively. The provision is attributable to taxable income earned in Israel and/or Italy relating to transfer pricing.

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

Accounting Pronouncements Being Evaluated

In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments - Credit Losses". This update requires immediate recognition of management’s estimates of current expected credit losses ("CECL"). Under the prior model, losses were recognized only as they were incurred. The new model is applicable to all financial instruments that are not accounted for at fair value through net income. The standard is effective for the fiscal year beginning May 1, 2023 for the Company. The Company is currently assessing the impact of this update on our consolidated financial statements and does not anticipate a significant impact.

Note 3. Accounts Receivable, Unbilled Services and Deferred Revenue
Accounts receivable and unbilled services were as follows (in thousands)

	October 31, 2022	April 30, 2022
Accounts receivable	$5,392	$6,037
Unbilled services	4,316	4,106
Total accounts receivable and unbilled services	9,708	10,143
Less allowance for doubtful accounts	(760)	(630)
Total accounts receivable, net	$8,948	$9,513
Deferred revenue was as follows (in thousands):

	October 31, 2022	April 30, 2022
Deferred revenue	$11,185	$11,071
Deferred revenue is shown as a current liability on the Company's condensed consolidated balance sheets.

Note 4. Revenue from Contracts with Customers

Oncology Services Revenue
The following tables represents disaggregated revenue for the three and six months ended October 31, 2022 and 2021:

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
Pharmacology services	$13,480	$11,143	$26,236	$21,846
Other TOS revenue	731	643	1,679	1,169
Personalized oncology services	70	—	111	24
Total oncology services revenue	$14,281	$11,786	$28,026	$23,039
Other TOS revenue represents additional services provided to the Company's pharmaceutical and biotechnology customers, specifically flow cytometry services and software-as-a-service ("SaaS") provided via our Lumin Bioinformatics software ("Lumin").

Contract Balances
Contract assets include unbilled amounts typically resulting from revenue recognized in excess of the amounts billed to the customer for which the right to payment is subject to factors other than the passage of time. These amounts may not exceed their net realizable value. Contract assets are classified as current and included in accounts receivable. Contract liabilities consist of customer payments received in advance of performance and billings in excess of revenue recognized, net of revenue recognized from the balance at the beginning of the period and included in deferred revenue. Contract assets and liabilities are presented on the balance sheet on a net contract-by-contract basis at the end of each reporting period.

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

	October 31, 2022	April 30, 2022
Furniture and fixtures	$246	$246
Computer equipment and software	1,967	1,667
Capitalized software development costs	1,888	1,888
Laboratory equipment	9,654	8,618
Assets in progress	507	181
Leasehold improvements	111	111

Total property and equipment	14,373	12,711
Less: Accumulated depreciation and amortization	(6,665)	(5,577)

Property and equipment, net	$7,708	$7,134
Depreciation and amortization expense was $560,000 and $346,000 for the three months ended October 31, 2022 and 2021, respectively. Depreciation and amortization expense, excluding expense recorded under finance leases, was $525,000 and $346,000 for the three months ended October 31, 2022 and 2021, respectively. Depreciation and amortization expense was $1.1 million and $663,000 for the six months ended October 31, 2022 and 2021, respectively. Depreciation and amortization expense, excluding expense recorded under finance leases, was $1.0 million and $663,000 for the six months ended October 31, 2022 and 2021, respectively.

As of October 31, 2022 and April 30, 2022, property, plant and equipment included gross assets held under finance leases of $1.1 million and $713,000, respectively. Related depreciation expense was approximately $35,000 and $0 for the three months ended October 31, 2022 and 2021, respectively, and approximately $64,000 and $0 for the six months ended October 31, 2022 and 2021, respectively.

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

The Company has capitalized development and implementation costs in accordance with accounting guidance for its Lumin platform. Lumin is the Company's oncology data-driven software program and data tool which operates as SaaS. These capitalized costs represent salaries, including direct payroll-related costs, certain software development consultant expenses and molecular sequencing programming costs incurred in the engineering and coding of the software development. Capitalized costs are classified as assets in progress during the development process until development is complete and the asset is available for sale. The initial version of the Lumin platform was launched during fiscal year 2021, at which time initial capitalization ceased and amortization commenced.

The Company continued to develop increased functionality, expand product design and usability, and add enhancements to the Lumin platform. In accordance with accounting guidance, these costs were capitalized. This developmental work did not render the initial released version to be obsolete or diminished in value but, rather, added to the base functionality of the existing platform. During the third quarter of fiscal year 2022, these capitalized costs were placed into service as the enhanced version was launched and made available for sale. The total cost of the Lumin asset placed into service and available for sale was $1.9 million. As of October 31, 2022, the carrying value of the asset net of accumulated amortization was $1.1 million. Amortization expense related to this asset was $157,000 and $40,000 for the three months ended October 31, 2022 and 2021, respectively, and, $314,000 and $81,000 for the six months ended October 31, 2022 and 2021, respectively.

Finance Lease

During fiscal year 2022, the Company recognized a finance lease for laboratory equipment. This equipment was obtained as the result of a laboratory supplies purchase commitment with costs of approximately $370,000 at inception through December 2025. Cash payments for this lease are in the form of consideration for purchasing lab supplies under a purchase commitment agreement. At the commencement of the commitment, the present value of the minimum future obligations of $370,000 was calculated based on an interest rate of 3.25%. Depreciation and amortization expense related to this finance lease was $18,000 and zero for the three months ended October 31, 2022 and 2021, respectively, and $36,000 and zero for the six months ended October 31, 2022 and 2021, respectively.

During the first quarter of fiscal year 2023, the Company recognized a finance lease for laboratory equipment. This equipment was obtained as the result of a laboratory supplies purchase commitment with costs of approximately $368,000 at inception through June 2027. Cash payments for this lease are in the form of consideration for purchasing lab supplies under a purchase commitment agreement. The present value of the minimum future obligations of $368,000 was calculated based on an interest rate of 3.5%. Depreciation and amortization expense related to this finance lease was $17,000 and zero for the three months ended October 31, 2022 and 2021, respectively, and $28,000 and zero for the six months ended October 31, 2022 and 2021, respectively.

Note 6. Share-Based Payments

Stock-based compensation expense was recognized as follows (table in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2022	2021	2022	2021
General and administrative	$23	$48	$146	$219
Sales and marketing	49	45	97	96
Research and development	4	8	7	14
Cost of oncology services	43	33	75	85
Total stock-based compensation expense	$119	$134	$325	$414

The Company has in place a 2021 Equity Incentive Plan and 2010 Equity Incentive Plan ("the Plans"). In general, these plans provide for stock-based compensation to the Company’s employees, directors and non-employees. The plans also provide for limits on the aggregate number of shares that may be granted, the term of grants and the strike price of option awards.

2021 Equity Incentive Plan
As part of the 2021 Annual Shareholders Meeting, shareholders approved the adoption of the 2021 Equity Incentive Plan (“2021 Equity Plan”). The purpose of the 2021 Equity Plan is to grant (i) Non-statutory Stock Options; (ii) Incentive Stock Options; (iii) Restricted Stock Awards; and/or (iv) Stock Appreciation Rights (collectively, stock-based compensation) to its employees, directors and non-employees. Total stock awards under the 2021 Equity Plan shall not exceed 2 million shares of common stock. Options and Stock Appreciation Rights expire no later than ten years from the date of grant and the awards vest as determined by the Board of Directors. Options and Stock Appreciation Rights have a strike price not less than 100% of the fair market value of the common stock subject to the option or right at the date of grant. As of October 31, 2022, approximately 1.7 million shares were left to issue under this plan.

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

Stock Option Grants

There were no options granted during the three months ended October 31, 2022 and 2021. Black-Scholes assumptions used to calculate the fair value of options granted during the six months ended October 31, 2022 and 2021 were as follows:

	Six Months Ended October 31,
	2022	2021
Expected term in years	6	6
Risk-free interest rates	2.87%	0.82%
Volatility	62.58%	65.94%-66.21%
Dividend yield	—%	—%

The weighted average fair value of stock options granted during the six months ended October 31, 2022 and 2021 was $4.50 and $5.33, respectively.

The Company’s stock options activity for the six months ended October 31, 2022 was as follows:

	Directors and Employees	Non- Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, April 30, 2022	1,617,324	40,915	1,658,239	$4.51	4.9	$6,131,000
Granted	80,500	—	80,500	7.57	9.7
Exercised	(36,209)	—	(36,209)	3.21
Forfeited	(9,125)	—	(9,125)	7.94
Canceled	(13,374)	—	(13,374)	3.74
Expired	—	(4,584)	(4,584)	5.40

Outstanding, October 31, 2022	1,639,116	36,331	1,675,447	4.67	4.8	$4,989,000

Vested and expected to vest as of October 31, 2022	1,639,116	36,331	1,675,447	4.67	4.8	$4,989,000

Exercisable as of October 31, 2022	1,363,447	—	1,363,447	4.18	4.1	$4,788,000

Note 7. Leases
Operating Leases
The Company currently leases certain office equipment and its office and laboratory facilities under non-cancelable operating leases. Rent expense for operating leases is recognized on a straight-line basis over the lease term from the lease commencement date through the scheduled expiration date. Rent expense totaled $466,000 and $467,000 for the three months ended October 31, 2022 and 2021, respectively, and $934,000 and $932,000 for the six months ended October 31, 2022 and 2021, respectively. The Company considers its facilities adequate for its current operational needs.

The Company leases the following facilities:

•One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease was renewed during fiscal year 2022 and expires in November 2026. The Company recognized $21,000 and $24,000 of rent expense relative to this lease for the three months ended October 31, 2022 and 2021, respectively, and $42,000 and $47,000 for the six months ended October 31, 2022 and 2021, respectively.
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
◦For the leases related to the premises at Piccard Drive, the Company recognized $422,000 in rent expense for the three months ended October 31, 2022 and 2021, respectively, and $844,000 and $850,000 in rent expense for the six months ended October 31, 2022 and 2021, respectively.
•VIA LEONE XIII, 14, Milan, Italy, which consists of laboratory and office space where the Company conducts operations related to its flow cytometry service offerings. The Company executed the lease for its laboratory space in June 2021, and commenced occupancy during the three months ended October 31, 2021. This lease expires May 2023. The Company executed a lease for its office space on October 1, 2021. This lease was set to expire September 2027.
◦The Company recognized an operating ROU asset and related operating lease liability for the lab and office space of $205,000 each, respectively.
◦The Company recognized rent expense associated with these leases of $23,000 and $21,000 for the three months ended October 31, 2022 and 2021, respectively, and $48,000 and $34,000 for the six months ended October 31, 2022 and 2021, respectively.
◦The Company executed a new lease for office and laboratory space in November 2022. This new agreement has an effective date of November 1, 2022 and is set to expire October 31, 2028.

ROU assets and lease liabilities related to our current operating leases are as follows (in thousands):

	October 31, 2022	April 30, 2022
Operating lease right-of-use assets, net	$7,698	$8,230
Current portion of operating lease liabilities	1,133	1,054
Non-current portion of operating lease liabilities	7,832	8,412

As of October 31, 2022, the weighted average remaining operating lease term and the weighted average discount rate were 6.18 years and 5.73%, respectively.

Future minimum lease payments due each fiscal year as follows (in thousands):

Remainder of 2023	$1,395
2024	2,847
2025	2,888
2026	2,937
2027	2,903
Thereafter	5,243
Total undiscounted liabilities	18,213
Less: Imputed interest	(9,248)
Present value of minimum lease payments	$8,965

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

Consulting Services

During the three months ended October 31, 2022 and 2021, the Company paid an affiliate of a board member $9,000 and $9,000, respectively, for consulting services unrelated to his duty as a board member. During the six months ended October 31, 2022 and 2021, the Company paid the same affiliate of a board member $18,000 and $18,000, respectively, for consulting services unrelated to his duty as a board member.

During the three months ended October 31, 2022 and 2021, the Company paid an affiliate of another board member $0 and $2,150, respectively, for consulting services unrelated to their duties as a board member. During the six months ended October 31, 2022 and 2021, the Company paid the same affiliate of a board member $0 and $5,000 respectively, for consulting services unrelated to their duties as a board member. As of October 31, 2022, $0 was due to these related parties.

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

Royalties

The Company contracts with third-party vendors to license tumor samples for development into PDX models and use in our TOS business. These types of arrangements have an upfront fee ranging from nil to $30,000 per tumor sample depending on the successful growth of the tumor model and ability to develop them into a sellable product. The upfront costs are expensed as incurred. In addition, under certain agreements, for a limited period of time, the Company is subject to royalty payments if the licensed tumor models are used for sale in our TOS business, ranging from 2% to 20% of the contract price after recouping certain initiation costs. Some of these arrangements also set forth an annual minimum royalty due regardless of tumor models used for sale. For the three months ended October 31, 2022 and 2021, we have recognized approximately $32,000 and $147,000, respectively, in expense related to these royalty arrangements. For the six months ended October 31, 2022 and 2021, we have recognized approximately $108,000 and $199,000 in expense related to these royalty arrangements, respectively.

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

As part of our growth strategy, we launched Lumin Bioinformatics ("Lumin"), an oncology data-driven software program. Our Lumin software contains comprehensive information derived from our research services and clinical studies. Lumin leverages our large Datacenter coupled with analytics and artificial intelligence to provide a robust tool for computational cancer research. It is the combination of the Datacenter and the analytics that create a unique foundation for Lumin. Insights developed using Lumin can provide the basis for biomarker hypotheses, reveal potential mechanisms of therapeutic resistance, and guide the direction of additional preclinical evaluations.

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

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. Recently, we have met these cash requirements through cash, working capital management, and sales of products and services. In the past, we have also received proceeds from certain private placements and public offerings of our securities. For the six months ended October 31, 2022, the Company had a net loss of approximately $335,000 and cash provided by operations of $3.1 million. As of October 31, 2022, the Company had an accumulated deficit of approximately $72.3 million, working capital of $1.9 million, and cash of $10.8 million. We believe that our cash on hand, together with expected positive cash flows from operations for fiscal year 2023, are adequate to fund operations through at least 12 months from the filing of this 10-Q. However, should our revenue expectations not materialize, we believe we have cost reduction strategies that could be implemented without disrupting the business or restructuring the Company. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

Operating Results

The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Three Months Ended October 31,
	2022	% of Revenue	2021	% of Revenue	% Change

Oncology services revenue	$14,281	100.0%	$11,786	100.0%	21.2%

Costs and operating expenses:
Cost of oncology services	7,443	52.2	5,609	47.6	32.7
Research and development	2,604	18.2	2,299	19.5	13.3
Sales and marketing	1,700	11.9	1,640	13.9	3.7
General and administrative	2,527	17.7	1,975	16.8	27.9

Total costs and operating expenses	14,274	100.0	11,523	97.8	23.9
Income from operations	$7	—%	$263	2.2%	(97.3)%

	For the Six months ended October 31,
	2022	% of Revenue	2021	% of Revenue	% Change

Oncology services revenue	$28,026	100.0%	$23,039	100.0%	21.6%

Costs and operating expenses:
Cost of oncology services	14,495	51.7	11,005	47.8	31.7
Research and development	5,491	19.6	4,603	20.0	19.3
Sales and marketing	3,392	12.1	3,214	14.0	5.5
General and administrative	4,925	17.6	4,129	17.9	19.3

Total costs and operating expenses	28,303	101.0	22,951	99.6	23.3
Income (loss) from operations	$(277)	(1.0)	$88	0.4%	(414.8)%

Oncology Services Revenue

Oncology services revenue, which is primarily derived from pharmacology studies, was $14.3 million and $11.8 million for the three months ended October 31, 2022 and 2021, respectively, an increase of $2.5 million or 21.2%. Oncology services revenue was $28.0 million and $23.0 million for the six months ended October 31, 2022 and 2021, respectively, an increase of $5.0 million or 21.6%. The increase in revenue was primarily due to continued demand for our services and platform expansion leading to larger in-vivo and ex-vivo pharmacology studies.

Cost of Oncology Services

Cost of oncology services for the three months ended October 31, 2022 and 2021 were $7.4 million and $5.6 million, respectively, an increase of $1.8 million or 32.7%.  Cost of oncology services for the six months ended October 31, 2022 and 2021 were $14.5 million and $11.0 million, respectively, an increase of $3.5 million or 31.7%. The increase in cost of oncology services was primarily from compensation, mice and supply expenses for pharmacology studies and compensation expense for our SaaS platform. For the three months ended October 31, 2022 and 2021, total gross margins were 47.9% and 52.4%, respectively. For the six months ended October 31, 2022 and 2021, total gross margins were 48.3% and 52.2%, respectively. For the three months ended October 31, 2022 and 2021, gross margins for pharmacology services were 50.5% and 53.1%, respectively. For the six months ended October 31, 2022 and 2021, gross margins for pharmacology services were 51.1% and 52.8%, respectively. The lower pharmacology margins resulted from an increase in up-front study related expenses in advance of the revenue recognition. Additionally, Lumin related depreciation and amortization expense during the three and six months ended October 31, 2022 was higher compared to the three and six months ended October 31, 2021, contributing to the total margin decline.

 Research and Development

Research and development expenses for the three months ended October 31, 2022 and 2021 were $2.6 million and $2.3 million, respectively, an increase of approximately $305,000 or 13.3%. Research and development expenses for the six months ended October 31, 2022 and 2021 were $5.5 million and $4.6 million, respectively, an increase of approximately $888,000 or 19.3%. The increase for the three and six-month periods was mainly due to compensation and lab supply expense related to the investment in our therapeutic drug discovery platform.

Sales and Marketing

Sales and marketing expenses for the three months ended October 31, 2022 and 2021 were $1.7 million and $1.6 million, respectively, an increase of $60,000, or 3.7%. Sales and marketing expenses for the six months ended October 31, 2022 and 2021 were $3.4 million and $3.2 million, respectively, an increase of 178,000, or 5.5%. The increase for both periods was mainly due to compensation expense.

General and Administrative

General and administrative expenses for the three months ended October 31, 2022 and 2021 were $2.5 million and $2.0 million, an increase of $552,000, or 27.9%. General and administrative expenses for the six months ended October 31, 2022 and 2021 were $4.9 million and $4.1 million, an increase of $800,000, or 19.3%. General and administrative expenses are primarily comprised of compensation, insurance, professional fees, IT, and depreciation and amortization expenses. The increase for the three and six-month period was mainly due to an increase in compensation and IT related expenses to support the overall infrastructure growth of the Company. Additionally, bad debt expense increased during the three and six-month periods ended October 31, 2022, compared to the three and six-month periods ended October 31, 2021.

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash provided by operating activities was $3.1 million compared to net cash provided by operations of $1.4 million for the six months ended October 31, 2022 and 2021, respectively. The cash provided by operating activities during the current period was primarily due to positive operating results excluding non-cash expenses combined with increases in accounts receivable collections and accounts payable balances in the ordinary course of business.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.4 million and $1.5 million for the six months ended October 31, 2022 and 2021, respectively. The cash used in investing activities was primarily for the investment in additional lab and computer equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $86,000 for the six months ended October 31, 2022 compared to cash provided by financing activities of $123,000 for the six months ended October 31, 2021. The decrease in cash provided by financing is related to decrease in stock option exercise activity.

Critical Accounting Estimates and Policies

The preparation of these condensed consolidated financial statements in conformity with GAAP in the United States requires management to apply methodologies and make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates of the Company include, among other things, accounts receivable realization, revenue recognition (replacement of licensed tumors), valuation allowance for deferred tax assets, valuation of goodwill, and stock compensation and warrant assumptions. Actual results could differ from those estimates. The Company’s critical accounting policies are summarized in the Company’s Annual Report on Form 10-K, filed with the SEC on July 22, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the relationship between the benefit of desired controls and procedures and the cost of implementing new controls and procedures.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting as of October 31, 2022. Based on that assessment, our management, including our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of October 31, 2022 at the reasonable assurance level in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Further, management concluded that our consolidated financial statements in this quarterly report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.

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

CHAMPIONS ONCOLOGY, INC.
(Registrant)

Date: December 13, 2022	By:	/s/ Ronnie Morris
Ronnie Morris
Chief Executive Officer
(principal executive officer)

Date: December 13, 2022	By:	/s/ David Miller
David Miller
Chief Financial Officer
(principal financial and accounting officer)