Form 10-Q
period 2023-01-31
CHAMPIONS ONCOLOGY, INC.
filed 2023-03-16
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2023
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
 The number of Common Shares of the Registrant outstanding as of March 15, 2023 was 13,558,650.

DOCUMENTS INCORPORATED BY REFERENCE - None

INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHAMPIONS ONCOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	January 31, 2023	April 30, 2022
	(unaudited)
ASSETS
Current assets:
Cash	$11,645	$9,007
Accounts receivable, net	8,053	9,513
Prepaid expenses and other current assets	661	1,144

Total current assets	20,359	19,664

Operating lease right-of-use assets, net	7,590	8,230
Property and equipment, net	7,852	7,134
Other long-term assets	15	15
Goodwill	335	335

Total assets	$36,151	$35,378

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,298	$2,868
Accrued liabilities	2,031	2,414
Current portion of operating lease liabilities	1,166	1,054
Other current liability	144	72
Deferred revenue	13,158	11,071

Total current liabilities	20,797	17,479

Non-current operating lease liabilities	7,702	8,412
Other non-current liabilities	588	391

Total liabilities	$29,087	$26,282

Stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 13,558,650 shares issued and outstanding as of January 31, 2023 and April 30, 2022, respectively	14	14
Additional paid-in capital	81,806	81,064
Accumulated deficit	(74,756)	(71,982)

Total stockholders’ equity	7,064	9,096

Total liabilities and stockholders’ equity	$36,151	$35,378

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022

Oncology services revenue	$12,773	$13,193	$40,799	$36,232

Costs and operating expenses:
Cost of oncology services	7,699	6,406	22,194	17,411
Research and development	3,202	2,181	8,693	6,783
Sales and marketing	1,761	1,549	5,153	4,764
General and administrative	2,569	2,227	7,494	6,356

Total costs and operating expenses	15,231	12,363	43,534	35,314

Income (loss) from operations	(2,458)	830	(2,735)	918

Other income (loss)	36	(32)	9	11

Income (loss) before provision for income taxes	(2,422)	798	(2,726)	929
Provision for income taxes	17	11	48	37

Net income (loss)	$(2,439)	$787	$(2,774)	$892

Net income (loss) per common share outstanding
basic	$(0.18)	$0.06	$(0.20)	$0.07
and diluted	$(0.18)	$0.05	$(0.20)	$0.06

Weighted average common shares outstanding
basic	13,558,642	13,500,444	13,532,990	13,170,880
and diluted	13,558,642	14,387,009	13,532,990	14,178,082

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in Thousands)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance April 30, 2022	13,522,441	$14	$81,064	$(71,982)	$9,096
Stock-based compensation	—	—	206	—	206
Net loss	—	—	—	(319)	(319)
Balance July 31, 2022	13,522,441	$14	$81,270	$(72,301)	$8,983
Stock-based compensation	—	—	119	—	119
Issuance of common stock on exercise of stock options	36,209	—	86	—	86
Net loss	—	—	—	(16)	(16)
Balance October 31, 2022	13,558,650	$14	$81,475	$(72,317)	$9,172
Stock-based compensation	—	—	331	—	331
Net loss	—	—	—	(2,439)	(2,439)
Balance January 31, 2023	13,558,650	$14	$81,806	$(74,756)	$7,064

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
Balance April 30, 2021	13,414,066	$13	$79,945	$(72,530)	$7,428
Stock-based compensation	—	—	280	—	280
Issuance of common stock on exercise of stock options	1,000	—	2	—	2
Net loss	—	—	—	(172)	(172)
Balance July 31, 2021	13,415,066	$13	$80,227	$(72,702)	$7,538
Stock-based compensation	—	—	134	—	134
Issuance of common stock on exercise of stock options	81,078	1	121	—	122
Net income	—	—	—	277	277
Balance October 31, 2021	13,496,144	$14	$80,482	$(72,425)	$8,071

Stock-based compensation	—	—	310	—	310
Issuance of common stock on exercise of stock options	21,797	—	68	—	68
Net income	—	—	—	787	787
Balance January 31, 2022	13,517,941	$14	$80,860	$(71,638)	$9,236

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Nine Months Ended January 31,
	2023	2022
Operating activities:
Net income (loss)	$(2,774)	$892

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	656	724
Depreciation and amortization expense	1,663	1,059
Net gain on disposal of equipment	—	(4)
Operating lease right-of use assets	817	535
Provision for doubtful accounts	83	117
Changes in operating assets and liabilities:
Accounts receivable	1,377	(1,693)
Prepaid expenses and other current assets	482	397
Accounts payable	1,430	1,772
Accrued liabilities	(383)	(205)
Other current liabilities	—	15
Other non-current liabilities	—	50
Operating lease liabilities	(775)	(403)
Deferred revenue	2,088	2,445

Net cash provided by operating activities	4,664	5,701

Investing activities:
Purchase of property and equipment	(2,112)	(1,878)

Net cash used in investing activities	(2,112)	(1,878)

Financing activities:
Proceeds from exercise of options	86	191

Net cash provided by financing activities	86	191

Increase in cash	2,638	4,014
Cash at beginning of period	9,007	4,687

Cash at end of period	$11,645	$8,701

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

The Company has three operating subsidiaries: Champions Oncology (Israel), Limited, Champions Biotechnology U.K., Limited, and Champions Oncology, S.R.L. (Italy). For the three and nine months ended January 31, 2023 and 2022, there were no revenues earned by these subsidiaries.

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

Note 2. Significant Accounting Policies

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash, and with original maturities of three months or less to be cash equivalents. As of January 31, 2023 and April 30, 2022 the Company had no cash equivalents.

The Company is subject to a concentration of credit risk in the form of its cash deposits held at multiple banking institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of January 31, 2023 and April 30, 2022, the Company had $10.9 million and $8.3 million in excess of the FDIC insured limit, respectively.

Liquidity

The Company's liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. Recently, the Company has met these cash requirements through cash on hand, working capital management, and sales of products and services. In the past, the Company has also received proceeds from certain private placements and public offerings of our securities. For the nine months ended January 31, 2023, the Company had a net loss of approximately $2.8 million and cash provided by operations of $4.7 million. As of January 31, 2023, the Company had an accumulated deficit of approximately $74.8 million and cash on hand of $11.6 million. The Company believes that cash on hand, together with expected cash provided from operations for fiscal year 2023, are adequate to fund operations through at least 12 months from the filing of this 10-Q. However, should the Company's revenue expectations not materialize, the Company believes it has cost reduction strategies that could be implemented without disrupting the business or restructuring the Company. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

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

	Three Months Ended January 31,		Nine Months Ended January 31,
(Dollars in Thousands)	2023	2022	2023	2022
Basic net income (loss) per share computation:
Net income (loss) attributable to common stockholders	$(2,439)	$787	$(2,774)	$892
Weighted Average common shares – basic	13,558,642	13,500,444	13,532,990	13,170,880
Basic net income (loss) per share	$(0.18)	$0.06	$(0.20)	$0.07

Diluted net income (loss) per share computation:
Net income (loss) attributable to common stockholders	$(2,439)	$787	$(2,774)	$892
Weighted Average common shares	13,558,642	13,500,444	13,532,990	13,170,880
Incremental shares from assumed exercise of stock options	—	886,565	—	1,007,202
Adjusted weighted average share – diluted	13,558,642	14,387,009	13,532,990	14,178,082

Diluted net income (loss) per share	$(0.18)	$0.05	$(0.20)	$0.06

The following table reflects the total potential share-based instruments outstanding at January 31, 2023 and 2022 including those that could have an effect on the future computation of dilution per common share, had their effect not been anti-dilutive:

	January 31,
	2023	2022
Total common stock equivalents	1,779,167	1,681,448

Income Taxes

    Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements. In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient earnings history, a valuation allowance is established. The Company's ability to utilize net operating losses (“NOL”) carryforwards to offset future taxable income would be limited if the Company had undergone or were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code (the “IRC”). The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. As of January 31, 2023 and April 30, 2022, the Company provided a valuation allowance for all net deferred tax assets as it is more likely than not that the assets will not be recovered based on an insufficient history of earnings.

The Company reflects tax benefits only if it is more likely than not that the Company will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  The Company recorded $181,000 of liabilities related to uncertain tax positions relative to one of its foreign operations as of January 31, 2023 and April 30, 2022.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not recognize interest or penalties on its consolidated statements of operations during the three or nine-month periods ended January 31, 2023 and 2022. The Company does not anticipate unrecognized tax benefits will be recorded during the next 12 months.

The provision for income taxes for the three months ended January 31, 2023 and 2022 was $17,000 and $11,000, respectively. The provision for income taxes for the nine months ended January 31, 2023 and 2022 was $48,000 and $37,000, respectively. The provision is attributable to taxable income earned in Israel and/or Italy relating to transfer pricing.

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

Accounting Pronouncements Being Evaluated

In June 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-13, "Financial Instruments - Credit Losses". This update requires immediate recognition of management’s estimates of current expected credit losses ("CECL"). Under the prior model, losses were recognized only as they were incurred. The new model is applicable to all financial instruments that are not accounted for at fair value through net income, including accounts receivable. The standard is effective for the fiscal year beginning May 1, 2023 for the Company. The Company is currently assessing the impact of this update on our consolidated financial statements and does not anticipate a significant impact.

Note 3. Accounts Receivable, Unbilled Services and Deferred Revenue
Accounts receivable and unbilled services were as follows (in thousands)

	January 31, 2023	April 30, 2022
Accounts receivable	$5,051	$6,037
Unbilled services	3,715	4,106
Total accounts receivable and unbilled services	8,766	10,143
Less allowance for doubtful accounts	(713)	(630)
Total accounts receivable, net	$8,053	$9,513
Deferred revenue was as follows (in thousands):

	January 31, 2023	April 30, 2022
Deferred revenue	$13,158	$11,071
Deferred revenue is shown as a current liability on the Company's condensed consolidated balance sheets.

Note 4. Revenue from Contracts with Customers

Oncology Services Revenue
The following tables represents disaggregated revenue for the three and nine months ended January 31, 2023 and 2022:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Pharmacology services	$12,119	$12,622	$38,355	$34,468
Other TOS revenue	648	546	2,328	1,715
Personalized oncology services	6	25	116	49
Total oncology services revenue	$12,773	$13,193	$40,799	$36,232
Other Translational Oncology Solutions ("TOS") revenue represents additional services provided to the Company's pharmaceutical and biotechnology customers, specifically flow cytometry services and software-as-a-service ("SaaS") provided via our Lumin Bioinformatics software ("Lumin").

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

	January 31, 2023	April 30, 2022
Furniture and fixtures	$246	$246
Computer equipment and software	1,990	1,667
Capitalized software development costs	1,888	1,888
Laboratory equipment	10,257	8,618
Assets in progress	600	181
Leasehold improvements	111	111

Total property and equipment	15,092	12,711
Less: Accumulated depreciation and amortization	(7,240)	(5,577)

Property and equipment, net	$7,852	$7,134
Depreciation and amortization expense was $575,000 and $396,000 for the three months ended January 31, 2023 and 2022, respectively. Depreciation and amortization expense, excluding expense recorded under finance leases, was $540,000 and $396,000 for the three months ended January 31, 2023 and 2022, respectively. Depreciation and amortization expense was $1.7 million and $1.1 million for the nine months ended January 31, 2023 and 2022, respectively. Depreciation and amortization expense, excluding expense recorded under finance leases, was $1.6 million and $1.1 million for the nine months ended January 31, 2023 and 2022, respectively.

As of January 31, 2023 and April 30, 2022, property, plant and equipment included gross assets held under finance leases of $1.1 million and $713,000, respectively. Related depreciation expense was approximately $35,000 and $0 for the three months ended January 31, 2023 and 2022, respectively, and approximately $99,000 and $0 for the nine months ended January 31, 2023 and 2022, respectively.

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

The Company continued to develop increased functionality, expand product design and usability, and add enhancements to the Lumin platform. In accordance with accounting guidance, these costs were capitalized. This developmental work did not render the initial released version to be obsolete or diminished in value but, rather, added to the base functionality of the existing platform. During the third quarter of fiscal year 2022, these capitalized costs were placed into service as the enhanced version was launched and made available for sale. The total cost of the Lumin asset placed into service and available for sale was $1.9 million. As of January 31, 2023, the carrying value of the asset net of accumulated amortization was $965,000. Amortization expense related to this asset was $157,000 and $79,000 for the three months ended January 31, 2023 and 2022, respectively, and $471,000 and $160,000 for the nine months ended January 31, 2023 and 2022, respectively.

Finance Lease

During the first quarter of fiscal year 2023, the Company recognized a finance lease for laboratory equipment. This equipment was obtained as the result of a laboratory supplies purchase commitment with costs of approximately $368,000 at inception through June 2027. Cash payments for this lease are in the form of consideration for purchasing lab supplies under a purchase commitment agreement. The present value of the minimum future obligations of $368,000 was calculated based on an interest rate of 3.5%. Depreciation and amortization expense related to this finance lease was $17,100 and zero for the three months ended January 31, 2023 and 2022, respectively, and $45,100 and zero for the nine months ended January 31, 2023 and 2022, respectively.

During fiscal year 2022, the Company recognized a finance lease for laboratory equipment. This equipment was obtained as the result of a laboratory supplies purchase commitment with costs of approximately $370,000 at inception through December 2025. Cash payments for this lease are in the form of consideration for purchasing lab supplies under a purchase commitment agreement. At the commencement of the commitment, the present value of the minimum future obligations of $370,000 was calculated based on an interest rate of 3.25%. Depreciation and amortization expense related to this finance lease was $18,000 and zero for the three months ended January 31, 2023 and 2022, respectively, and $54,000 and zero for the nine months ended January 31, 2023 and 2022, respectively.

Note 6. Share-Based Payments

Stock-based compensation expense was recognized as follows (table in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
General and administrative	$235	$223	$380	$442
Sales and marketing	50	53	148	149
Research and development	6	3	13	17
Cost of oncology services	40	31	115	116
Total stock-based compensation expense	$331	$310	$656	$724

The Company has in place a 2021 Equity Incentive Plan and 2010 Equity Incentive Plan ("the Plans"). In general, these plans provide for stock-based compensation to the Company’s employees, directors and non-employees. The plans also provide for limits on the aggregate number of shares that may be granted, the term of grants and the strike price of option awards.

2021 Equity Incentive Plan
As part of the 2021 Annual Shareholders Meeting, shareholders approved the adoption of the 2021 Equity Incentive Plan (“2021 Equity Plan”). The purpose of the 2021 Equity Plan is to grant (i) Non-statutory Stock Options; (ii) Incentive Stock Options; (iii) Restricted Stock Awards; and/or (iv) Stock Appreciation Rights (collectively, stock-based compensation) to its employees, directors and non-employees. Total stock awards under the 2021 Equity Plan shall not exceed 2 million shares of common stock. Options and Stock Appreciation Rights expire no later than ten years from the date of grant and the awards vest as determined by the Board of Directors. Options and Stock Appreciation Rights have a strike price not less than 100% of the fair market value of the common stock subject to the option or right at the date of grant. As of January 31, 2023, approximately 1.7 million shares were left to issue under this plan.

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

Stock Option Grants

Black-Scholes assumptions used to calculate the fair value of options granted during the three and nine months ended January 31, 2023 and 2022 were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2023	2022	2023	2022
Expected term in years	6	6	6	6
Risk-free interest rates	3.70%	1.11% - 1.20%	2.87% - 3.70%	0.82% - 1.20%
Volatility	61.88%	64.37% - 64.62%	61.88% - 62.58%	64.37%-66.21%
Dividend yield	—%	—%	—%	—%

The weighted average fair value of stock options granted during the three months ended January 31, 2023 and 2022 was $4.20 and $5.80, respectively, and the nine months ended January 31, 2023 and 2022 was $4.33 and $5.56, respectively.

The Company’s stock options activity for the nine months ended January 31, 2023 was as follows:

	Directors and Employees	Non- Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, April 30, 2022	1,617,324	40,915	1,658,239	$4.51	4.9	$6,131,000
Granted	184,720	—	184,720	7.25	9.6
Exercised	(36,209)	—	(36,209)	3.21
Forfeited	(9,125)	—	(9,125)	7.94
Canceled	(13,874)	—	(13,874)	3.93
Expired	—	(4,584)	(4,584)	5.40

Outstanding, January 31, 2023	1,742,836	36,331	1,779,167	4.81	4.8	$1,896,000

Vested and expected to vest as of January 31, 2023	1,742,836	36,331	1,779,167	4.81	4.8	$1,896,000

Exercisable as of January 31, 2023	1,389,002	1,875	1,390,877	4.24	3.9	$1,896,000

Note 7. Leases
Operating Leases
The Company currently leases certain office equipment and its office and laboratory facilities under non-cancelable operating leases. Rent expense for operating leases is recognized on a straight-line basis over the lease term from the lease commencement date through the scheduled expiration date. Rent expense totaled $475,000 and $469,000 for the three months ended January 31, 2023 and 2022, respectively, and $1.4 million for both the nine months ended January 31, 2023 and 2022. The Company considers its facilities adequate for its current operational needs.

The Company leases the following facilities:

•One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease was renewed during fiscal year 2022 and expires in November 2026. The Company recognized $20,000 and $24,000 of rent expense relative to this lease for the three months ended January 31, 2023 and 2022, respectively, and $62,000 and $70,000 for the nine months ended January 31, 2023 and 2022, respectively.
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
◦For the leases related to the premises at Piccard Drive, the Company recognized $422,000 in rent expense for the three months ended January 31, 2023 and 2022, respectively, and $1.3 million in rent expense for both the nine months ended January 31, 2023 and 2022.
•VIA LEONE XIII, 14, Milan, Italy, which consists of laboratory and office space where the Company conducts operations related to its flow cytometry service offerings. The Company executed the lease for its laboratory space in June 2021, and commenced occupancy during the three months ended October 31, 2021. This lease was set to expire May 2023. The Company executed a lease for its office space on October 1, 2021. This lease was set to expire September 2027.
◦Upon lease execution, the Company recognized an operating ROU asset and related operating lease liability for the lab and office space of $205,000 each, respectively.
◦On November 1, 2022, the Company executed a new lease to consolidate its office and laboratory space at a new nearby location in Italy. The new lease is set to expire October 31, 2028 and it replaces the previous two leases.
▪Upon lease execution, the Company recognized an operating ROU asset and related operating lease liability for the lab and office space of $231,000 each, respectively.
▪The original office space lease, which was set to expire September 2027, was terminated with an effective date of November 30, 2022. Upon lease termination, the Company recognized a decrease in the related net operating ROU asset and operating lease liability of approximately $40,700 and $41,500, respectively, as well as a gain on lease termination of less than $1,000.
▪The original laboratory lease, which was set to expire May 2023, was terminated in the third quarter of fiscal year 2023 with an effective date of February 2023. In accordance with ASC 842, the company performed an evaluation on the existing least to determine the impact of this termination, if any. As a result, the company recorded a reduction to both the operating ROU asset and related operating lease liability of approximately $20,000, respectively, during the three months ended January 31, 2023.
◦The Company recognized rent expense associated with these leases of $34,000 and $23,000 for the three months ended January 31, 2023 and 2022, respectively, and $81,000 and $58,000 for the nine months ended January 31, 2023 and 2022, respectively.

ROU assets and lease liabilities related to our current operating leases are as follows (in thousands):

	January 31, 2023	April 30, 2022
Operating lease right-of-use assets, net	$7,590	$8,230
Current portion of operating lease liabilities	1,166	1,054
Non-current portion of operating lease liabilities	7,702	8,412

As of January 31, 2023, the weighted average remaining operating lease term and the weighted average discount rate were 5.96 years and 5.82%, respectively.

Future minimum lease payments due each fiscal year as follows (in thousands):

Remainder of 2023	$689
2024	2,841
2025	2,889
2026	2,938
2027	2,904
Thereafter	5,244
Total undiscounted liabilities	17,505
Less: Imputed interest	(8,636)
Present value of minimum lease payments	$8,869

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

Consulting Services

During the three months ended January 31, 2023 and 2022, the Company paid an affiliate of a board member $9,000 and $9,000, respectively, for consulting services unrelated to his duty as a board member. During the nine months ended January 31, 2023 and 2022, the Company paid the same affiliate of a board member $27,000 and $27,000, respectively, for consulting services unrelated to his duty as a board member.

During the three months ended January 31, 2023 and 2022, the Company paid an affiliate of another board member $0 and $341, respectively, for consulting services unrelated to their duties as a board member. During the nine months ended January 31, 2023 and 2022, the Company paid the same affiliate of a board member $0 and $5,460 respectively, for consulting services unrelated to their duties as a board member. As of January 31, 2023, $0 was due to these related parties.

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

Royalties

The Company contracts with third-party vendors to license tumor samples for development into Patient Derived Xenograft (PDX) models and use in our pharmacology TOS business. These types of arrangements have an upfront fee ranging from nil to $30,000 per tumor sample depending on the successful growth of the tumor model and ability to develop them into a sellable product. The upfront costs are expensed as incurred. In addition, under certain agreements, for a limited period of time, the Company is subject to royalty payments if the licensed tumor models are used for sale in our TOS business, ranging from 2% to 20% of the contract price after recouping certain initiation costs. Some of these arrangements also set forth an annual minimum royalty due regardless of tumor models used for sale. For the three months ended January 31, 2023 and 2022, we have recognized approximately $21,000 and $87,000, respectively, in expense related to these royalty arrangements. For the nine months ended January 31, 2023 and 2022, we have recognized approximately $129,000 and $286,000 in expense related to these royalty arrangements, respectively.

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

We are engaged in the development and sale of advanced technology solutions and products to personalize the development and use of oncology drugs through our Translational Oncology Solutions ("TOS"). This technology ranges from computational-based discovery platforms, unique oncology software solutions, and innovative and proprietary experimental tools such as in vivo, ex vivo and biomarker platforms. Utilizing our TumorGraft Technology Platform (the "Platform"), a comprehensive bank of unique, well characterized models, we provide select services to pharmaceutical and biotechnology companies seeking personalized approaches to drug development. By performing studies to predict the efficacy of oncology drugs, our Platform facilitates drug discovery with lower costs and increased speed of drug development as well as increased adoption of existing drugs.

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

We have a rich pipeline of targets at various stages of discovery and validation, with a select group that has progressed to therapeutic development. Our commercial strategy for the validated targets and therapeutics established from this business is wide-ranging and still being developed. It will depend on many factors, and will be specific for each target or therapeutic area identified. All expenses associated with this part of our business are research and development and are expensed as incurred.

We regularly evaluate strategic options to create additional value from our drug discovery business, which may include, but are not limited to, potential spin-out transactions or capital raises.

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. Recently, we have met these cash requirements through cash, working capital management, and sales of products and services. In the past, we have also received proceeds from certain private placements and public offerings of our securities. For the nine months ended January 31, 2023, the Company had a net loss of approximately $2,774,000 and cash provided by operations of $4.7 million. As of January 31, 2023, the Company had an accumulated deficit of approximately $74.8 million and cash on hand of $11.6 million. We believe that our cash on hand, together with expected cash flows from operations for fiscal year 2023, are adequate to fund operations through at least 12 months from the filing of this 10-Q. However, should our revenue expectations not materialize, we believe we have cost reduction strategies that could be implemented without disrupting the business or restructuring the Company. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

Operating Results

The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Three Months Ended January 31,
	2023	% of Revenue	2022	% of Revenue	% Change

Oncology services revenue	$12,773	100.0%	$13,193	100.0%	(3.2)%

Costs and operating expenses:
Cost of oncology services	7,699	60.3	6,406	48.6	20.2
Research and development	3,202	25.1	2,181	16.5	46.8
Sales and marketing	1,761	13.8	1,549	11.7	13.7
General and administrative	2,569	20.1	2,227	16.9	15.4

Total costs and operating expenses	15,231	119.3	12,363	93.7	23.2
(Loss) Income from operations	$(2,458)	(19.2)%	$830	6.3%	(396.1)%

	For the Nine months ended January 31,
	2023	% of Revenue	2022	% of Revenue	% Change

Oncology services revenue	$40,799	100.0%	$36,232	100.0%	12.6%

Costs and operating expenses:
Cost of oncology services	22,194	54.4	17,411	48.1	27.5
Research and development	8,693	21.3	6,783	18.7	28.2
Sales and marketing	5,153	12.6	4,764	13.1	8.2
General and administrative	7,494	18.4	6,356	17.5	17.9

Total costs and operating expenses	43,534	106.7	35,314	97.4	23.3
(Loss) Income from operations	$(2,735)	(6.7)	$918	2.5%	(397.9)%

Oncology Services Revenue

Oncology services revenue, which is primarily derived from pharmacology studies, was $12.8 million and $13.2 million for the three months ended January 31, 2023 and 2022, respectively, a decrease of $420,000 or 3.2%. The decrease in revenue resulted from an increase in cancellations on studies booked in prior quarters. Oncology services revenue was $40.8 million and $36.2 million for the nine months ended January 31, 2023 and 2022, respectively, an increase of $4.6 million or 12.6%. The increase in revenue was primarily due to growing demand for our services and platform expansion leading to larger in-vivo and ex-vivo pharmacology studies.

Cost of Oncology Services

Cost of oncology services for the three months ended January 31, 2023 and 2022 were $7.7 million and $6.4 million, respectively, an increase of $1.3 million or 20.2%.  Cost of oncology services for the nine months ended January 31, 2023 and 2022 were $22.2 million and $17.4 million, respectively, an increase of $4.8 million or 27.5%. The increase in cost of oncology services was primarily from compensation expense for our pharmacology operational study teams. For the three months ended January 31, 2023 and 2022, total gross margins were 39.7% and 51.4%, respectively. For the nine months ended January 31, 2023 and 2022, total gross margins were 45.6% and 51.9%, respectively. The lower margin for the fiscal year 2023 third quarter and year to date was the result of the increase in compensation expense as we staffed our operational teams to support bookings growth during the year, which failed to convert to revenue at the expected rate due to cancellations.

 Research and Development

Research and development expenses for the three months ended January 31, 2023 and 2022 were $3.2 million and $2.2 million, respectively, an increase of approximately $1.0 million or 46.8%. Research and development expenses for the nine months ended January 31, 2023 and 2022 were $8.7 million and $6.8 million, respectively, an increase of approximately $1.9 million or 28.2%. The increase for the three and nine-month periods was mainly due to compensation and lab supply expense related to the investment in our therapeutic drug discovery platform.

Sales and Marketing

Sales and marketing expenses for the three months ended January 31, 2023 and 2022 were $1.8 million and $1.5 million, respectively, an increase of $212,000, or 13.7%. Sales and marketing expenses for the nine months ended January 31, 2023 and 2022 were $5.2 million and $4.8 million, respectively, an increase of $389,000, or 8.2%. The increase for both periods was mainly due to compensation and conference expenses to support sales effort expansion.

General and Administrative

General and administrative expenses for the three months ended January 31, 2023 and 2022 were $2.6 million and $2.2 million, an increase of $342,000, or 15.4%, respectively. General and administrative expenses for the nine months ended January 31, 2023 and 2022 were $7.5 million and $6.4 million, respectively, an increase of $1.1 million, or 17.9%. General and administrative expenses are primarily comprised of compensation, insurance, professional fees, IT, and depreciation and amortization expenses. The increase for the three and nine-month period was mainly due to an increase in compensation and IT related expenses to support the overall infrastructure growth of the Company.

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash provided by operating activities was $1.6 million for the three months ended January 31, 2023 . The Company generated cash from operating activities in fiscal year 2023, even with a net loss, primarily from a decrease in accounts receivable, in the ordinary course of business, and an increase in deferred revenue due to strong bookings. Year to date net cash provided by operating activities was $4.7 million. The cash provided by operating activities was primarily due a decrease in accounts receivable and an increase in accounts payable balances in the ordinary course of business, along with an increase in deferred revenue.

Cash Flows from Investing Activities

Net cash used in investing activities was $2.1 million and $1.9 million for the nine months ended January 31, 2023 and 2022, respectively. The cash used in investing activities was primarily for the investment in additional lab and computer equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $86,000 for the nine months ended January 31, 2023 compared to cash provided by financing activities of $191,000 for the nine months ended January 31, 2022. The decrease in cash provided by financing is related to decrease in stock option exercise activity.

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

Management has assessed the effectiveness of our internal control over financial reporting as of January 31, 2023. Based on that assessment, our management, including our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of January 31, 2023 at the reasonable assurance level in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Further, management concluded that our consolidated financial statements in this quarterly report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item; however, the discussion of our business and operations and the below risk factor should be read together with the Risk Factors set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on July 22, 2022. Such risks and uncertainties have the potential to affect our business, financial condition, results of operations, cash flow, strategies or prospects in a material and adverse manner.

Our cash and cash equivalents could be adversely affected if the financial institutions, in which we hold our cash balances, fail.

We regularly maintain cash balances at several third-party financial institutions in excess of the Federal Deposit Insurance Corporation (FDIC) insurance limit. The failure of, or any other adverse condition suffered by, one or more of these financial institutions could result in our inability to obtain the return of our funds and/or could impact our access to our cash which could adversely impact our operating liquidity and financial performance.

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

CHAMPIONS ONCOLOGY, INC.
(Registrant)

Date: March 16, 2023	By:	/s/ Ronnie Morris
Ronnie Morris
Chief Executive Officer
(principal executive officer)

Date: March 16, 2023	By:	/s/ David Miller
David Miller
Chief Financial Officer
(principal financial and accounting officer)