Form 10-K
period 2023-04-30
CHAMPIONS ONCOLOGY, INC.
filed 2023-07-24
CIK 771856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by checkmark whether the registrant has filed a report on the attestation to its management’s effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b) by the registered public accounting firm that prepared or issued its audit report.   ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The approximate aggregate market value of the voting stock held by non-affiliates of the Registrant as of October 31, 2022 was $28.0 million based on the closing price of the Registrant’s common stock as quoted on the Nasdaq Capital Market as of that date.

The number of shares of common stock of the Registrant outstanding as of July 18, 2023 was 13,459,539.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2023 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Form 10-K.

INDEX TO FORM 10-K
FOR THE YEAR ENDED APRIL 30, 2023

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

Translational Oncology Solutions (TOS) Business
Research Services

Our research services utilize our research center to assist pharmaceutical and biotechnology companies with their drug development process. We perform studies which we believe may predict the efficacy of experimental oncology drugs or approved drugs as stand-alone therapies or in combination with other drugs and can simulate the results of human clinical trials. These studies include in vivo studies that rely on implanting multiple tumors from our TumorBank in mice and testing the therapy of interest on these tumors. Studies may also include bioinformatics analysis that reveal the differences in the genetic signatures of the tumors that responded to a therapy as compared to the tumors that did not respond. Our studies can be used to determine which types of cancer, if any, may be inhibited by a drug. The studies can also be used to identify specific sub-populations, often characterized by particular genetic mutations that are differentially sensitive or resistant to a drug or drug combination. Additionally, we provide computational or experimental support to identify novel therapeutic targets, select appropriate patient populations for clinical evaluation, identify potential therapeutic combination strategies, and develop biomarker hypothesis of sensitivity or resistance. These studies include the use of our in vivo, ex vivo, analytical and computational platforms.

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

We have performed studies for approximately 500 different pharmaceutical and biotechnology companies over the past ten years, have a high rate of repeat business, and contract with pharmaceutical and biotechnology companies across North America, Europe and Asia. Studies are performed in a preclinical non-regulatory environment, as well as a Good Clinical Regulatory Practice (GCLP) regulatory environment for clinical evaluation. Typical studies are in the $125,000 price range, with an increasing number of studies in the $250,000 to $500,000 range. Studies performed in a regulatory environment can be much larger than those performed within a non-regulatory environment. Revenue from this business has grown at an average annual growth rate of 23% since 2018 and represents the primary source of our current revenue stream.

Software As A Service (SaaS) Business

Our SaaS business, launched in fiscal year 2021, is centered around our proprietary software platform and data tool, Lumin Bioinformatics ("Lumin”), which contains comprehensive information derived from our research services and clinical studies and is sold to customers on an annual subscriptions basis. Our software development teams consist of bioinformatics scientists, mathematicians as well as software engineers. Lumin leverages Champions’ large Datacenter coupled with analytics and artificial intelligence to provide a robust tool for computational cancer research. It is the combination of the Datacenter and the analytics that create the foundation for Lumin. Insights developed using Lumin can provide the basis for biomarker hypotheses, reveal potential mechanisms of therapeutic resistance, and guide the direction of additional preclinical evaluations. See Note 4 to the consolidated financial statements for further discussion as to impairment of Lumin assets in fiscal 2023.

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

For the year ended April 30, 2023, revenues from our products and services totaled approximately $53.8 million, an increase of approximately 10% from the previous year.

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

Our strategy for growth has multiple components:
•Growing our TumorBank: We grow our TumorBank in two ways. First, leverage a medical affairs team that works with a well established clinical network to facilitate access to patients diagnosed with prioritized tumors subtypes. Second, we maintain the ability to utilize our legacy Personalized Oncology Services business to establish novel PDX models from patients who use this service. The PDX models are then deeply characterized at the phenotypic, molecular, and pharmacologic levels. This data characterization is then added to our DataCenter.
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
•Computational power: We have developed sophisticated and innovative computational approaches. We have also invested in the development of novel artificial intelligence, data structures, and analytics. Our goal is to leverage our unique Datacenter to establish elegant ways to better understand the molecular dynamics of cancer, and the development novel therapeutics.

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

Drug Discovery and Development: Our Drug Discovery and Development business places us in a good position of also competing against the same customers of our Research Services and/or SaaS businesses: the global biopharmaceutical industry. The global oncology drug market is estimated to be as high as $188B in 2023. Competition in this industry is strong and based significantly on scientific and technological forces, which rely solely on the effectiveness of therapeutics designed to treat cancer. The Company faces significant competition from other biopharmaceutical companies in the United States and abroad. The competitors have a wide range of strategic and operational approaches. Our business strategy is to work with differentiated therapeutic targets and research areas. However, given the intense degree of privacy from our competitors, we cannot guarantee that others within the industry are not also working on these targets. Further, some competitors will operate with no laboratory or experimental operations, while others will have varying degrees of laboratory space and experimental capabilities. There can be no assurance that developments by other companies will not render experimental platforms obsolete or non-competitive or that we will be able to keep pace with the technological or product developments of our competitors. These companies, as well as academic institutions, governmental agencies, and private research organizations also compete with us in recruiting and retaining highly qualified scientific, technical and professional personnel and consultants.

Research and Development

For the years ended April 30, 2023 and 2022, we spent approximately $11.5 million and $9.4 million, respectively, to further develop our platforms. We continue to expand our TumorBank via the inclusion of tumor tissue and implanted models through research collaborations and relationships with hospitals and academic institutions. Our research and development efforts were focused on increasing our understanding of our TumorGraft models, their clinical predictability, improving growth and tumor take rates, and other biological and molecular characteristics of the models. We are investing in developing additional proprietary pharmacology platforms aimed at enhancing the scientific output and driving innovation in the oncology research sector.

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

Human Capital Resources

As of July 15, 2023, we had 230 full-time employees, including 73 with doctoral or other advanced degrees. Of our workforce, 176 employees are engaged in research and development and laboratory operations, 31 employees are engaged in sales and marketing, and 23 employees are engaged in finance and administration.

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

For the years ended April 30, 2023 and 2022, the Company had a net loss of approximately $5.3 million and net income of $548,000, respectively.  As of April 30, 2023, the Company has an accumulated deficit of approximately $77.3 million, negative working capital of $2.3 million, and a cash balance of $10.1 million. The Company also had cash provided by operations of approximately $4.0 million for the twelve months ending April 30, 2023. We believe that our cash on hand, together with expected cash flows from operations, are adequate to fund our operations through at least August 2024.

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

Currently, the Company derives revenue primarily from research services, while pursuing efforts to further develop its drug discovery business units.

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

Impairment of goodwill or other long term assets may adversely impact future results of operations

We have intangible assets, including goodwill and capitalized software development costs, on our balance sheet. During 2023, we recorded an asset impairment charge related to software development costs of $807,000, reducing the net book value to zero. If the future growth and operating results of our business are not as strong as anticipated and/or our market capitalization declines, this could impact the assumptions used in calculating the fair value of goodwill or recoverability of any future capitalized software development costs. To the extent any future impairment occurs, the carrying value of our assets will be written down to an implied fair value and an impairment charge will be made to our income from continuing operations. Such an impairment charge could materially and adversely affect our operating results.

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

We may issue additional shares of common stock, which will reduce shareholders’ percentage ownership and may dilute per share value. Our certificate of incorporation authorizes the issuance of 200,000,000 shares of common stock. As of July 18, 2023, we had 13,544,228 shares of common stock issued and 13,459,539 outstanding. The future issuance of all or part of the remaining authorized common stock would result in substantial dilution in the percentage of the common stock held by existing shareholders. The issuance of common stock for future services, acquisitions, or other corporate actions may have the effect of diluting the value of the shares held by existing shareholders, and might have an adverse effect on any market for our common stock.

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

Collectively, our officers, our directors and three significant stockholders own or exercise voting and investment control of approximately 71% of our outstanding common stock as of July 18, 2023. As a result, investors may be prevented from affecting matters involving our company, including:
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

 Any outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on our business operations. These could include disruptions or restrictions on our ability to travel, pursue partnerships and other business transactions, receive shipments of biologic materials, as well as be impacted by the temporary closure of the facilities of suppliers. The spread of an infectious disease, like COVID-19, may also result in the inability of our suppliers to deliver supplies to us on a timely basis. In addition, health professionals may reduce staffing and reduce or postpone meetings with clients in response to the spread of an infectious disease. Though we have not yet experienced such events, if they would occur, they could result in a period of business disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. However, as of the date of this Annual Report on Form 10-K, we have not experienced a material adverse effect on our business nor the need for reduction in our work force; and, currently, we do not expect any material impact on our long-term activity. The extent to which any spread of disease, like that of the COVID-19 pandemic, impacts our business will depend on future developments which are highly uncertain and cannot be predicted, including, but not limited to, information which may emerge concerning the spreading and severity of the any infectious diseases, the actions to contain these, or treat their impact.

Deterioration in general economic conditions in the United States and globally, including the effect of prolonged periods of inflation on our customers and suppliers, could harm our business and results of operations.

Our business and results of operations could be adversely affected by changes in national or global economic conditions. These conditions include but are not limited to inflation, rising interest rates, availability of capital markets, energy availability and costs (including fuel surcharges), the negative impacts caused by pandemics and public health crises (such as the COVID-19 pandemic), negative impacts resulting from the military conflict between Russia and the Ukraine, and the effects of governmental initiatives to manage economic conditions. Impacts of such conditions could be passed on to our business in the form of a reduced customer base and/or potential for new bookings due to possible reductions in pharmaceutical and biotech industry-wide spend on research and development and/or economic pressure on our suppliers to pass on increased costs.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The Company currently leases its office and laboratory facilities under non-cancelable operating leases. Rent expense for operating leases is recognized on a straight-line basis over the lease term from the lease commencement date through the scheduled expiration date. Rent expenses totaled $1.9 million for the years ended April 30, 2023 and 2022, respectively. The Company considers its facilities adequate for its current operational needs.

The Company leases the following facilities:

•One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in November 2026. The Company recognized $83,000 and $88,000 of rental costs relative to this lease for fiscal 2023 and 2022, respectively.
•1330 Piccard Drive, Suite 025, Rockville, MD 20850, which consists of laboratory and office space where the Company conducts operations related to its primary service offerings. The lease expires February 28, 2029. The Company recognized $1.7 million of rental costs relative to this lease for fiscal 2023 and 2022, respectively.
•VIA LEONE XIII, 14, Milan, Italy, which consists of laboratory and office space where the Company conducts operations related to its flow cytometry service offerings. The Company consolidated its lab and office space leases into one lease during fiscal 2023. The lease expires October 31, 2028. The Company recognized $98,000 and $81,000 of rental costs relative to these leases for fiscal 2023 and 2022, respectively.

Item 3. Legal Proceedings

None.

Item 4. Mine Safety Disclosures

Not applicable.

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

The table below sets forth the high and low bid prices of our common stock, as reported on Nasdaq for the periods shown:

	High	Low
Fiscal Year Ended April 30, 2023:
First quarter	$9.53	$6.81
Second quarter	9.88	6.90
Third quarter	7.24	3.75
Fourth quarter	5.54	3.95

	High	Low
Fiscal Year Ended April 30, 2022:
First quarter	$11.25	$8.45
Second quarter	11.00	9.23
Third quarter	10.38	7.60
Fourth quarter	8.93	7.06

Approximate Number of Holders of Common Stock

As of July 18, 2023 there were approximately 1,900 record holders of the Company’s common stock.

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

Recent Sales by the Company of Unregistered Securities

None.

Repurchases of Securities

On March 29, 2023, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $5.0 million of the Company’s common stock. The share repurchase program is designed in accordance with Rule 10b-18 of the Exchange Act. The shares may be purchased from time to time in the open market, as permitted under applicable rules and regulations, at prevailing market prices. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The program does not obligate the Company to acquire a minimum number of shares. As of April 30, 2023, the Company had purchased approximately 14,000 shares of its common stock, at an average price of $5.11 per share, totaling approximately $74,000 and leaving an available balance of approximately $4.9 million authorized by the Board for use in the program as of that date.

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

We also sell Lumin Bioinformatics ("Lumin"), an oncology data-driven software program which contains comprehensive information derived from our research services and clinical studies. Lumin leverages Champions’ large Datacenter coupled with analytics and artificial intelligence to provide a robust tool for computational cancer research. It is the combination of the Datacenter and the analytics that create a unique foundation for Lumin. Insights developed using Lumin can provide the basis for biomarker hypotheses, reveal potential mechanisms of therapeutic resistance, and guide the direction of additional preclinical evaluations. During fiscal 2023, we recorded an asset impairment related to Lumin software development costs of $807,000.

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

We have a pipeline of targets at various stages of discovery and validation, with a select group that has progressed to early stage therapeutic development. Our commercial strategy for the validated targets and therapeutics established from this business is wide-ranging and still being developed. It will depend on many factors, and will be specific for each target or therapeutic area identified. Any expenses associated with this part of our business are research and development and are expensed as incurred.

We regularly evaluate strategic options to create additional value from our drug discovery business, which may include, but are not limited to, potential spin-out transactions or capital raises.

Results of Operations

The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Years Ended April 30,
	2023	% of Revenue	2022	% of Revenue	% Change

Oncology services revenue	$53,870	100.0%	$49,109	100.0%	9.7%

Costs and operating expenses:
Cost of oncology services	29,532	54.8	23,632	48.1	25.0
Research and development	11,545	21.4	9,374	19.1	23.2
Sales and marketing	7,002	13.0	6,379	13.0	9.8
General and administrative	10,240	19.0	9,117	18.6	12.3
Asset Impairment	807	1.5	—	—	100.0

Total costs and operating expenses	59,126	109.7	48,502	98.8	21.9

(Loss) income from operations	$(5,256)	(9.7)%	$607	1.2%	(965.9)%

Oncology Services Revenue

Oncology services revenue, which is primarily derived from research services, was $53.9 million and $49.1 million, for the years ended April 30, 2023 and 2022, respectively, an increase of $4.8 million, or 9.7%. The increase in revenue was primarily due to the expansion of both our platform and product lines creating additional demand for our services, leading to larger pharmacology study sizes in both our in-vivo and ex-vivo platforms.

Cost of Oncology Services

Cost of oncology services were $29.5 million and $23.6 million for the years ended April 30, 2023 and 2022, respectively, an increase of $5.9 million or 25.0%. The increase in cost of oncology services was primarily from an increase in compensation and supply expenses. Gross margin was 45% for the twelve months ended April 30, 2023 compared to 52% for the twelve months ended April 30, 2022. The decrease in gross margin was the result of increasing costs in compensation and supplies to support revenue growth that didn't materialize as expected.

 Research and Development

Research and development expense was $11.5 million and $9.4 million for the years ended April 30, 2023 and 2022, respectively, an increase of $2.2 million or 23.2%. The increase was primarily due to the investments in new service capabilities and our drug discovery and development programs with the increase coming primarily from compensation, lab supply, and outsourced discovery expenses.

Sales and Marketing

Sales and marketing expense was $7.0 million and $6.4 million for the years ended April 30, 2023 and 2022, respectively, an increase of $0.6 million or 9.8%. The increase was mainly due to compensation expense, driven by the continued expansion of our business development teams, and marketing initiatives, including increased conference attendance due to the easing of Covid restrictions.

General and Administrative

General and administrative expense was $10.2 million and $9.1 million for the years ended April 30, 2023 and 2022, respectively, an increase of $1.1 million, or 12.3%. General and administrative expenses were primarily comprised of compensation, insurance, professional fees, IT, and depreciation and amortization expenses. The general and administrative expenses increase was primarily due to increases in non-cash depreciation and amortization expenses.

Asset Impairment

During the fourth quarter of fiscal 2023, we assessed the recoverability of the Lumin capitalized software development costs by comparing the forecasted future revenues from Lumin sales, based on management’s best estimates and using appropriate assumptions and projections, to the carrying amount of the capitalized asset. Several factors were considered in this analysis, including, the decrease in Lumin revenue growth from the prior year, the deceleration of new Lumin bookings in the current year, and the strategic consideration for additional capital investment into the platform, sales team, and marketing campaigns to bolster awareness and growth. As the carrying value was determined not to be recoverable from future revenues, an impairment loss was recognized for the year ending April 30, 2023 equal to the amount by which the carrying amount exceeded the future revenues, or, its net book value at that date of $807,000. There were no impairment charges for the year ending April 30, 2022.

Other Expense

Other expense, net was $11,000 and $24,000 for the years ended April 30, 2023 and 2022, respectively and resulted primarily from foreign currency transaction net losses offset by interest income.

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our cash on hand, working capital management, proceeds from certain private placements and public offerings of our securities and sales of products and services. For the years ended April 30, 2023 and 2022, the Company had a net loss of approximately $5.3 million and net income of approximately $548,000, respectively. As of April 30, 2023, the Company had an accumulated deficit of approximately $77.3 million, negative working capital of $2.3 million and cash of $10.1 million. For the twelve months ended April 30, 2023, the Company realized cash flow from operations of approximately $4.0 million. Despite our negative working capital at this date, we believe that our cash on hand, together with expected cash flows from operations, are adequate to fund operations through at least August 2024. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash provided by operating activities was $4.0 million and $6.5 million for the years ended April 30, 2023 and 2022, respectively. The decrease in cash provided by operations resulted primarily from the net loss realized in fiscal 2023. Cash generated from operations in 2023 was primarily due to changes in our working capital accounts in the ordinary course of business and an increase in deferred revenue.

Cash Flows from Investing Activities

Net cash used in investing activities was $2.9 million and $2.4 million for the years ended April 30, 2023 and 2022, respectively. The cash used was for the investment in lab and computer equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $11,000 and $207,000 for the years ended April 30, 2023 and 2022, respectively. Cash flows provided by financing activities was due to exercises of stock options and decreased from the prior year due to lower volume of exercises. During fiscal 2023, cash provided by financing was offset by cash used to repurchase common stock per our stock buyback program.

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

General

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States or GAAP. The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. Significant estimates of the Company include, among other things, accounts receivable realization, revenue recognition, valuation allowance for deferred tax assets, recoverability of capitalized software development costs, and stock-based compensation and warrant assumptions. We base our estimates on historical experience, our observance of trends in particular areas and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated.

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

Recoverability of Capitalized Software Development Costs

The Company accounts for the cost of computer software obtained or developed for internal use as well as the software development and implementation costs associated with a hosting arrangement ("internal-use software") that is a service contract in accordance and with ASC 350, Intangibles - Goodwill and Other ("ASC-350"). We capitalize certain costs in the development of our internal-use software when the preliminary project stage is completed and the software has reached the point of technological feasibility. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose and available for sale. Capitalized costs are recorded as an asset and then amortized using the straight-line method over an estimated useful economic life of three years.

Capitalized software development costs are stated at gross cost less accumulated amortization. Recoverability of these capitalized costs is determined at each balance sheet date by comparing the forecasted future revenues from the related product, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the capitalized software development costs. If the carrying value is determined not to be recoverable from future revenues, an impairment loss is recognized equal to the amount by which the carrying amount exceeds the future revenues. During fiscal 2023, we recorded an asset impairment charge related to software development costs of $807,000.

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  In preparing the consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate.  This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, goodwill and losses for tax and accounting purposes.  These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within the consolidated balance sheet.  We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. To the extent a valuation allowance is established or increased in a period, we include an expense within the tax provision of the consolidated statements of operations. As of April 30, 2023 and 2022, we have established a full valuation allowance for all deferred tax assets.

As of April 30, 2023 and 2022, we recognized a liability for uncertain tax positions on the balance sheet relative to foreign operations in the amount of $181,000. We do not anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.  Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. The Company has not accrued penalties or interest during the year ended April 30, 2023 as we believe the liability for uncertain tax positions accurately reflects penalties and/or interest as of this date.

Accounting Pronouncements Being Evaluated

    In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses". This update requires immediate recognition of management’s estimates of current expected credit losses ("CECL"). Under the prior model, losses were recognized only as they were incurred. The new model is applicable to all financial instruments that are not accounted for at fair value through net income. The standard is effective May 1, 2023 for the Company. We are currently assessing the impact of this update on our consolidated financial statements but we do not expect the adoption of the pronouncement to have a material impact on our balance sheet or results of operations.

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

None.

Item 9A. Controls and Procedures

Management's Report on Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2023, the end of our fiscal year covered by this annual report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2023 our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2023, our disclosure controls and procedures are effective.

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

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of April 30, 2023, the year covered by this Annual Report.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the year ended April 30, 2023, that materially affected, or were reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our 2023 Proxy Statement and such information is incorporated herein by this reference.

Item 11. Executive Compensation

The information required by this item will be contained in our 2023 Proxy Statement and such information is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our 2023 Proxy Statement and such information is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our 2023 Proxy Statement and such information is incorporated herein by this reference.

Item 14. Principal Accounting Fees and Services

The information required by this item will be contained in our 2023 Proxy Statement and such information is incorporated herein by this reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)1. Financial Statements

(a)2. Financial Statement Schedules

All schedules have been omitted because they are not applicable.

(a)3. Exhibits required to be filed by Item 601 of Regulation S-K.

Exhibit No.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Appendix A to the Company’s Information Statement on Schedule 14C filed March 7, 2011)

3.1.1	Certificate of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed April 28, 2015)

3.2	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 9, 2017)

4.1	Description of Registered Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed July 28, 2020)

10.1	Employment Agreement, dated November 5, 2013, between the Company and Ronnie Morris, M.D. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 12, 2013) ***

10.2
Amendment to Employment Agreement, dated March 16, 2015, between the Company and Ronnie Morris (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed March 20, 2015)***

10.3	Offer letter dated June 3, 2013 between the Company and David Miller (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 3, 2013)***

10.4	2010 Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Information Statement on Schedule 14C filed March 7, 2011) ***

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
___________________________
* Filed herewith

** Furnished hereto.

*** Management contract or compensatory plan or arrangement.

Item 16. Form 10-K Summary

Not Required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPIONS ONCOLOGY, INC.

July 24, 2023	/s/ RONNIE MORRIS
Ronnie Morris
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONNIE MORRIS	Chief Executive Officer and Director	July 24, 2023
Ronnie Morris	(principal executive officer)

/s/ DAVID MILLER	Chief Financial Officer	July 24, 2023
David Miller	(principal financial and accounting officer)

/s/ JOEL ACKERMAN	Director,	July 24, 2023
Joel Ackerman	Chairman of the Board of Directors

/s/ DAVID SIDRANSKY	Director	July 24, 2023
David Sidransky

/s/ ROBERT BRAININ	Director	July 24, 2023
Robert Brainin

/s/ SCOTT R. TOBIN	Director	July 24, 2023
Scott R. Tobin

/s/ DANIEL MENDELSON	Director	July 24, 2023
Daniel Mendelson

/s/ PHILIP BREITFELD	Director	July 24, 2023
Philip Breitfeld

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Champions Oncology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Champions Oncology, Inc. and Subsidiaries (the “Company") as of April 30, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2023 and 2022, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition

As described further in Note 2 to the consolidated financial statements, revenues are primarily derived from contracts with customers to provide pharmacology services with payments based on fixed fee arrangements. The Company recognizes revenue over time using a progress-based input method that depicts the transfer of control over the life of the performance obligation. Revenue is recognized for the single performance obligation over time due to the Company's right to payment for work performed to date and the performance does not create an asset with an alternative use. Customer payments may be made in advance or on a schedule in the statement of work (“SOW”) unrelated to when revenue is recognized resulting in deferred revenue. The determination of the progress as the overall performance obligation is being completed is based on the worked performed in accordance with the SOW and requires management estimates. Pharmacology services revenues for the years ended April 30, 2023 and 2022 were approximately $50.7 million and $46.8 million, respectively.

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

EISNERAMPER LLP
Iselin, New Jersey
July 24, 2023

CHAMPIONS ONCOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30
(In Thousands except for shares)

	2023	2022
ASSETS
Current assets:
Cash	$10,118	$9,007
Accounts receivable, net	8,011	9,513
Prepaid expenses and other current assets	1,328	1,144

Total current assets	19,457	19,664

Operating lease right-of-use assets, net	7,318	8,230
Property and equipment, net	7,186	7,134
Other long term assets	15	15
Goodwill	335	335

Total assets	$34,311	$35,378

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,334	$2,868
Accrued liabilities	2,270	2,414
Current portion of operating lease liabilities	1,208	1,054
Other current liabilities	145	72
Deferred revenue	12,776	11,071

Total current liabilities	21,733	17,479

Non-current portion operating lease liabilities	7,391	8,412
Other non-current liabilities	551	391

Total liabilities	$29,675	$26,282

Stockholders' equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 13,558,650 and 13,522,441 shares issued; and 13,544,228 and 13,522,441 shares outstanding at April 30, 2023 and 2022, respectively	14	14
Treasury Stock, at cost	(74)	—
Additional paid-in capital	82,013	81,064
Accumulated deficit	(77,317)	(71,982)

Total stockholders' equity	4,636	9,096

Total liabilities and stockholders' equity	$34,311	35,378

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Share and Per Share Amounts)

	Year Ended April 30,
	2023	2022
Oncology services revenue	$53,870	$49,109

Costs and operating expenses:
Cost of oncology services	29,532	23,632
Research and development	11,545	9,374
Sales and marketing	7,002	6,379
General and administrative	10,240	9,117
Asset impairment	807	—

Total costs and operating expenses	59,126	48,502

(Loss) income from operations	(5,256)	607

Other expense:
Other expense, net	(11)	(24)

(Loss) income before income tax expense	(5,267)	583
Provision for income tax	68	35

Net (loss) income	$(5,335)	$548

Net (loss) income per common share outstanding
basic	$(0.39)	$0.04
and diluted	$(0.39)	$0.04

Weighted average common shares outstanding
basic	13,541,559	13,197,170
and diluted	13,541,559	14,159,799

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands except for shares)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance, April 30, 2021	13,414,066	$13			$79,945	$(72,530)	$7,428
Stock-based compensation expense	—	—	—	—	912	—	912
Issuance of common stock on exercise of stock options	108,375	1	—	—	207	—	208
Net income	—	—	—	—	—	548	548

Balance, April 30, 2022	13,522,441	$14	—	$—	$81,064	$(71,982)	$9,096
Stock-based compensation expense	—	—	—	—	864	—	864
Issuance of common stock on exercise of stock options	36,209	—	—	—	85	—	85
Repurchase of common stock	(14,422)	—	14,422	(74)	—	—	(74)
Net loss	—	—	—	—	—	(5,335)	(5,335)

Balance, April 30, 2023	13,544,228	$14	14,422	$(74)	$82,013	$(77,317)	$4,636

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended April 30,
	2023	2022
Operating activities:
Net (loss) income	$(5,335)	$548

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation expense	864	912
Depreciation and amortization expense	2,246	1,627
Net gain on disposal of equipment	—	(4)
Operating lease right-of-use assets	952	786
Asset impairment	807	—
Allowance for doubtful accounts	195	292

Changes in operating assets and liabilities:
Accounts receivable	1,308	(2,818)
Prepaid expenses and other current assets	(184)	(187)
Accounts payable	2,465	974
Accrued liabilities	(145)	183
Operating lease liabilities	(907)	(631)
Deferred revenue	1,706	4,815

Net cash provided by operating activities	3,972	6,497

Investing activities:
Purchase of property and equipment	(2,872)	(2,384)

Net cash used in investing activities	(2,872)	(2,384)

Financing activities:
Proceeds from exercise of options	85	207
Repurchases of common stock	(74)	—

Net cash provided by financing activities	11	207

Increase in cash	1,111	4,320
Cash, beginning of year	9,007	4,687

Cash, end of year	$10,118	$9,007

Non-cash financing and investing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$231	$205

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

The Company has three operating subsidiaries: Champions Oncology (Israel), Limited and Champions Biotechnology U.K., Limited, and Champions Oncology S.R.L. For the years ended April 30, 2023 and 2022, there were no revenues earned by these subsidiaries.

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

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash, and with original maturities of three months or less to be cash equivalents. As of April 30, 2023 and 2022 the Company had cash balances of $10.1 million and $9.0 million, respectively, and no cash equivalents. The Company maintains its cash balances in three major financial institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

is not exposed to any significant credit risk in its cash. However, in March and April 2023, certain U.S. government banking regulators took steps to intervene in the operations of certain financial institutions due to liquidity concerns, which caused general heightened uncertainties in financial markets. While these events have not had a material direct impact on the Company's operations, if further liquidity and financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, the Company's ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on its business, financial condition and results of operations.

Liquidity

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our cash on hand, working capital management, proceeds from certain private placements and public offerings of our securities, and sales of products and services. For the year ended April 30, 2023, the Company had a net loss of approximately $5.3 million, an accumulated deficit of approximately $77.3 million, negative working capital of $2.3 million and cash of $10.1 million. Despite the negative working capital, we believe that our cash on hand, together with expected cash flows from operations, are adequate to fund operations through at least August 2024. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has no assets or liabilities that are measured at fair value on a recurring and/or non-recurring basis during the years ended April 30, 2023 and 2022.

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

Impairment of Long-Lived Assets

Impairment losses are to be recognized when the carrying amount of a long-lived asset is not recoverable or exceeds its fair value.  The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that a carrying value may not be recoverable.  The Company uses estimates of future cash flows over the remaining useful life of a long- lived asset or asset group to determine the recoverability of the asset.  These estimates only include the net cash flows

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the asset or asset group.  The Company has recognized an impairment loss of $807,000 for its Lumin Bioinformatics platform ("Lumin") for the year ending April 30, 2023 resulting from a recoverability analysis performed at that date. The net book value of Lumin at April 30, 2023 is zero. Refer to Note 4, "Property and Equipment". The Company did not recognized any impairment losses for the Company’s long-lived assets for the year ending April 30, 2022.

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

The Company has one reportable segment. The Company assesses goodwill impairment by business unit. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of the businesses.  Future events, including but not limited to continued declines in economic activity, loss of contracts or a significant number of customers, or a rapid increase in costs or capital expenditures, could cause us to conclude that impairment indicators exist and that goodwill is impaired. For the years ended April 30, 2023 and 2022, the Company's annual assessment did not result in any impairment indicators.

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

Research and Development

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Earnings Per Share

Basic net income or loss per share is computed by dividing the net income or loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted-average number of shares of common stock plus dilutive potential common stock considered outstanding during the period. Such dilutive shares consist of incremental shares that would be issued upon exercise of the Company’s common stock purchase warrants and stock options. Dilutive earnings per share is not presented when it would be antidilutive to do so.

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

Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements.  In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established.  The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change. As of April 30, 2023 and 2022, the Company provided a valuation allowance for all net deferred tax assets, as recovery is not more likely than not based on an insufficient history of earnings.

The Company reflects tax benefits only if it is more likely than not that we will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  As of April 30, 2023 and 2022 the Company has recorded $181,000 of liabilities related to uncertain tax positions relative to one of its foreign operations.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company accrued $0 for interest and penalties on the Company’s statement of operations for the years ended April 30, 2023

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and 2022, respectively as the Company believes its recorded liability for uncertain tax positions covers any potential interest and/or penalties. . The Company does not anticipate any significant unrecognized tax benefits to be recorded during the next 12 months.  For the years ended April 30, 2023 and 2022, the Company recognized a provision for income taxes of $68,000 and $35,000, respectively. These amounts are mainly attributable to taxable income earned in Israel relating to transfer pricing and, in fiscal 2023, state net operating loss limitations.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, "Revenue from Contracts with Customers". The objective of the standard is to establish a single comprehensive revenue recognition model that is designed to create greater comparability of financial statements across industries and jurisdictions. Under this standard, companies recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services.

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

Variable Consideration

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Accounting Pronouncements Being Evaluated

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses". This update requires immediate recognition of management’s estimates of current expected credit losses ("CECL"). Under the prior model, losses were recognized only as they were incurred. The new model is applicable to all financial instruments that are not accounted for at fair value through net income. The standard is effective May 1, 2023 for the Company. The Company is currently assessing the impact of this update on its consolidated financial statements but does not expect the adoption of the pronouncement to have a material impact on its balance sheet or results of operations.

Note 3. Accounts Receivable, Unbilled Services and Deferred Revenue

Accounts receivable and unbilled services were as follows (in thousands):

	April 30, 2023	April 30, 2022	April 30, 2021

Accounts receivable	$3,843	$6,037	$4,304
Unbilled services	4,993	4,106	3,020
Total accounts receivable and unbilled services	8,836	10,143	7,324
Less: allowance for doubtful accounts	(825)	(630)	(338)
Total accounts receivable, net	$8,011	$9,513	$6,986

Deferred revenue was as follows (in thousands):

	April 30, 2023	April 30, 2022

Deferred revenue	$12,776	$11,071

Deferred revenue is shown as a current liability on the Company's balance sheet.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	April 30,
	2023	2022
Furniture and fixtures	$246	$246
Computer equipment and software	2,102	1,667
Laboratory equipment	10,390	8,618
Capitalized software development costs	1,888	1,888
Assets in progress	1,079	181
Leasehold improvements	111	111

Total property and equipment	15,816	12,711
Less: Accumulated depreciation and amortization	(8,630)	(5,577)

Property and equipment, net	$7,186	$7,134

    Depreciation and amortization expense was $2.2 million and $1.6 million for the years ended April 30, 2023 and 2022, respectively. Depreciation and amortization expense, excluding expense recorded under finance leases, was $2.1 million and $1.5 million for the years ended April 30, 2023 and 2022, respectively.

    As of April 30, 2023 and 2022, property, plant and equipment included gross assets held under finance leases of $1.0 million and $713,000, respectively. Related depreciation expense for these assets was $135,000 and $87,000 for the years ended April 30, 2023 and 2022, respectively.

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
The Company has capitalized development and implementation costs in accordance with accounting guidance for its bioinformatics platform, Lumin. Lumin is the Company's oncology data-driven software program and data tool which is operates as Software as a Service (SaaS). These capitalized costs represent salaries, including direct payroll-related costs, certain software development consultant expenses and molecular sequencing programming costs incurred in the engineering and coding of the software development. Capitalized costs are classified as assets in progress during the development process until development is complete and the asset is available for sale. There are no capitalized software development costs classified as assets in progress as of April 30 2023 or 2022. The total cost capitalized gross asset investment for the Lumin platform that was launched and placed into service was $1.9 million. Ordinary amortization expense related to this asset addition was $630,000 and $317,000 for the years ended April 30, 2023 and 2022, respectively.

During the fourth quarter of fiscal 2023, the Company assessed the recoverability of the Lumin capitalized software development costs by comparing the forecasted future revenues from Lumin sales, based on management’s best estimates and using appropriate assumptions and projections, to the carrying amount of the capitalized asset. The Company considered several factors in this analysis including the decrease in Lumin revenue growth from the prior year, the deceleration of new Lumin bookings in the current year, and the strategic consideration for additional capital investment into the platform, sales team, and marketing campaigns to bolster awareness and growth. As the carrying value was determined not to be recoverable from future

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

revenues, an impairment loss was recognized for the year ending April 30, 2023 equal to the amount by which the carrying amount exceeded the future revenues, or, its net book value at that date of $807,000.

Finance Lease

During fiscal 2022, the Company recognized a finance lease for laboratory equipment. This equipment was obtained as the result of a laboratory supplies purchase commitment with costs of approximately $370,000 at inception through December 2025. Cash payments for this lease are in the form of consideration for purchasing lab supplies under a purchase commitment agreement. The present value of the minimum future obligations of $370,000 was calculated based on an interest rate of 3.25%. Depreciation and amortization expense related to this finance lease was $72,000 and $87,000 for the years ended April 30, 2023 and 2022, respectively.

During fiscal 2023, the Company recognized a finance lease for laboratory equipment. This equipment was obtained as the result of a laboratory supplies purchase commitment with costs of approximately $368,000 at inception through December 2025. Cash payments for this lease are in the form of consideration for purchasing lab supplies under a purchase commitment agreement. The present value of the minimum future obligations of $368,000 was calculated based on an interest rate of 3.5%. Depreciation and amortization expense related to this finance lease was $63,000 and zero for the years ended April 30, 2023 and 2022, respectively.

Note 5. Revenue from Contracts with Customers

Oncology Services Revenue

The following table represents disaggregated revenue for the twelve months ended April 30, 2023 and 2022:

	Year Ended April 30,
	2023	2022
Pharmacology services	$50,708	$46,833
Other TOS revenue	3,046	2,227
Personalized oncology services	116	49
Total oncology services revenue	$53,870	$49,109
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

Note 6. Significant Customers

For the years ended April 30, 2023 and 2022, one of our customers accounted for more than 10% of our total revenue, at 14% and 13%, respectively.

As of April 30, 2023, one customer accounted for 14% of our total accounts receivable balance. As of April 30, 2022, the same customer accounted for 17% of our total accounts receivable balance.

Note 7. Commitments and Contingencies

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Royalties

The Company contracts with third-party vendors to license tumor samples for development into PDX models and use in our TOS business. These types of arrangements have an upfront fee ranging from approximately nil to $30,000 per tumor sample depending on the successful growth of the tumor model and ability to develop them into a sellable product. The upfront costs are expensed as incurred. In addition, under certain agreements, for a limited period of time, the Company is subject to royalty payments if the licensed tumor models are used for sale in our TOS business, ranging from 2% to 20% of the contract price after recouping certain initiation costs. Some of these arrangements also set forth an annual minimum royalty due regardless of tumor models used for sale. For the years ended April 30, 2023 and 2022, we have recognized approximately $212,000 and $401,000 in expense related to these royalty arrangements, respectively.

Note 8. Stock-based Payments

Stock-based compensation in the amount of $864,000 and $912,000 was recognized for years ended April 30, 2023 and 2022, respectively. Stock-based compensation costs were recorded as follows (in thousands):

	Year Ended April 30,
	2023	2022
General and administrative	$505	$563
Sales and marketing	192	189
Research and development	19	18
TOS cost of sales	148	142

Total stock-based compensation expense	$864	$912

The Company has in place a 2021 Equity Incentive Plan, 2010 Equity Incentive Plan and 2008 Equity Incentive Plan ("the Plans"). In general, these plans provide for stock-based compensation to the Company’s employees, directors and non-employees. The plans also provide for limits on the aggregate number of shares that may be granted, the term of grants and the strike price of option awards.

2021 Equity Incentive Plan

As part of the 2021 Annual Shareholders Meeting, shareholders approved the adoption of the 2021 Equity Incentive Plan (“2021 Equity Plan”). The purpose of the 2021 Equity Plan is to grant (i) Non-statutory Stock Options; (ii) Incentive Stock Options; (iii) Restricted Stock Awards; and/or (iv) Stock Appreciation Rights (collectively, stock-based compensation) to its employees, directors and non-employees. Total stock awards under the 2021 Equity Plan shall not exceed 2 million shares of common stock. Options and Stock Appreciation Rights expire no later than ten years from the date of grant and the awards vest as determined by the Board of Directors. Options and Stock Appreciation Rights have a strike price not less than 100% of the fair market value of the common stock subject to the option or right at the date of grant. As of April 30, 2023, approximately 1.7 million shares were left to issue under this plan.

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

Director Compensation Plan

On December 12, 2013, the Compensation Committee of the Board of Directors of the Company adopted changes to the Director Compensation Plan of 2010 (the “Director Plan”) effective December 1, 2013.  Under the Director Plan, independent directors of the Company were entitled to an annual award of a five-year option to purchase 8,333 shares of the Company’s common stock, and the Chairman of the Board of the Company was entitled to an annual award of a five-year option to purchase 16,667 shares of the Company’s common stock.  Independent directors who serve as chairperson of a committee were also to receive an annual grant of a five-year option to purchase 1,667 shares of the Company’s common stock. During fiscal year 2021, the plan was modified to an annual base compensation of $100,000 for each Board Director which could be taken in either company options or a combination of company options and cash, not to exceed $35,000. The Chairman of the Board’s annual compensation was set at an equivalent of $150,000. Compensation for Independent Directors who serve as chairperson of a committee was set at an equivalent of between $110,000 to $120,000. All options issued under the Director Plan vest quarterly at a rate of 25%. Option grants will typically be issued after the annual shareholder meeting which will generally be held in October of each year. New directors will receive compensation upon joining the Board equal to a pro-rata equivalent for the remainder of the year. Options issued under the Director Plan are now issued pursuant to the 2021 Equity Plan.

Stock Option Grants

Black-Scholes assumptions used to calculate the fair value of options granted during the years ended April 30, 2023 and 2022 were as follows:

	Year Ended April 30,
	2023	2022
Expected term in years	6	6
Risk-free interest rates	2.9% - 3.9%	0.8% - 1.2%
Volatility	61% - 63%	64% - 66%
Dividend yield	0%	0%

The weighted average fair value of stock options granted during the years ended April 30, 2023 and 2022, was $4.31 and $5.56, respectively. The Company’s stock options activity and related information as of and for the years ended April 30, 2023 and 2022 is as follows:

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Directors and Employees	Non- Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2022	1,617,324	40,915	1,658,239	$4.51	4.9	$6,131,000
Granted	186,720	—	186,720	7.22	9.4	$—
Exercised	(36,209)	—	(36,209)	3.21
Canceled	(13,874)	—	(13,874)	3.93
Forfeited	(14,625)	—	(14,625)	7.94
Expired	—	(4,584)	(4,584)	5.40

Outstanding, April 30, 2023	1,739,336	36,331	1,775,667	4.80	4.6	$2,683,000

Vested and expected to vest as of April 30, 2023	1,739,336	36,331	1,775,667	4.80	4.6	$2,683,000

Exercisable as of April 30, 2023	1,436,932	1,875	1,438,807	4.35	3.8	$2,681,000

	Directors and Employees	Non- Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2021	1,618,231	35,415	1,653,646	3.96	5.4	$11,384,000
Granted	155,552	10,500	166,052	9.44	9.3	—
Exercised	(108,375)	—	(108,375)	2.29
Canceled	(11,209)	—	(11,209)	4.71
Forfeited	(36,875)	—	(36,875)	7.45
Expired	—	(5,000)	(5,000)	9.60

Outstanding, April 30, 2022	1,617,324	40,915	1,658,239	4.51	4.9	$6,131,000

Vested and expected to vest as of April 30, 2022	1,617,324	40,915	1,658,239	4.51	4.9	$6,131,000

Exercisable as of April 30, 2022	1,349,895	4,584	1,354,479	3.93	4.2	$5,778,000

Share Repurchase Program

On March 29, 2023, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $5.0 million of the Company’s common stock. The share repurchase program is designed in accordance with Rule 10b-18 of the Exchange Act. The shares may be purchased from time to time in the open market, as permitted under applicable rules and regulations, at prevailing market prices. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The program does not obligate the Company to acquire a minimum number of shares. As of April 30, 2023, the Company had purchased approximately 14,000 shares of its common stock, at an average price of $5.11 per share, totaling approximately $74,000 and leaving an available balance of approximately $4.9 million authorized by the Board for use in the program as of that date.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Provision for Income Taxes

The components of the provision for income taxes are as follows (in thousands):

	Year Ended April 30, 2023
	Federal	State	Foreign	Total
Current	$—	$15	$53	$68

Total	$—	$15	$53	$68

	Year Ended April 30, 2022
	Federal	State	Foreign	Total
Current	$—	$10	$25	$35

Total	$—	$10	$25	$35

A reconciliation between the Company’s effective tax rate and the United States statutory tax rate for the years ended April 30, 2023 and 2022 is as follows:

	Year Ended April 30,
	2023	2022
Federal income tax at statutory rate	21.0%	21.0%
US vs. foreign tax rate difference	(0.2)	1.3
State income tax, net of federal benefit	2.2	3.3
Permanent differences	(0.5)	(47.3)
Increase in uncertain tax position	—	—
Change in valuation allowance	(23.8)	27.7

Income tax expense	(1.3)%	6.0%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities as of April 30, 2023 and 2022 consist of the following (in thousands):

	As of April 30,
	2023	2022
Accrued liabilities	$273	$162
Right of use, net asset/liability	403	316
Depreciation and amortization	(297)	(396)
Stock-based compensation expense	4,024	3,874
Capitalized research and development costs	2,597	—
Net operating loss carry-forward	9,756	11,546

Total deferred tax assets	16,756	15,502
Less: Valuation allowance	(16,756)	(15,502)

Net deferred tax asset	$—	$—

Management has evaluated the available evidence about future tax planning strategies, taxable income, and other possible sources of realization of deferred tax assets and has established a full valuation allowance against its net deferred tax assets as of April 30, 2023 and 2022.  For the years ended April 30, 2023 and 2022, the Company recorded a valuation allowance

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of $16.8 million and $15.5 million, respectively. The net changes in the valuation allowance of $1.3 million and $0.2 million during the fiscal years ended April 30, 2023 and 2022, respectively, were mainly due to increases in the deferred tax asset related to capitalized research expenses and other timing differences. Management continues to assess the realizability of the deferred tax assets at each interim and annual balance sheet date based upon actual and forecasted operating results.

As of April 30, 2023 and 2022, the Company’s estimated U.S. net operating loss carry-forwards were approximately $41.3 million and $48.0 million, respectively. Net operating losses generated prior to May 1, 2018 have a 20-year carryforward and will begin expiring in 2025 for federal and 2031 for state purposes. Losses generated in the fiscal years since the year ended April 30, 2019 may be carried forward indefinitely.  A valuation allowance has been recorded against all of these loss carryforwards.

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

 The Company files income tax returns in various jurisdictions with varying statutes of limitations.  As of April 30, 2023, the earliest tax year still subject to examination for state purposes is fiscal 2019.  The Company’s tax years for periods ending April 30, 2002 and forward are subject to examination by the United States and certain states due to the carry-forward of unutilized net operating losses.

The following table indicates the changes to the Company’s uncertain tax positions for the period and years ended April 30, 2023 and 2022 in thousands:

	Year Ended April 30,
	2023	2022
Balance, beginning of the year	$181	$181
Addition based on tax positions related to prior years	—	—
Payment made on tax positions related to prior years	—	—
Addition based on tax positions related to current year	—	—

Balance, end of year	$181	$181

As of April 30, 2023 and 2022, the above amounts of $181,000 for each fiscal year were included in other long-term liabilities.

Note 10. Earnings Per Share
A reconciliation of net income and number of shares used in computing basic and diluted earnings per share was as follows:

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended April 30,
	2023	2022
Basic and diluted net income (loss) per share computation (dollars in thousands):
Net income (loss) attributable to common stockholders	$(5,335)	$548
Weighted Average common shares - basic	13,541,559	13,197,170
Basic net income (loss) per share	$(0.39)	$0.04

Diluted income (loss) per share computation
Net income (loss) attributable to common stockholders	$(5,335)	$548
Income (loss) available to common stockholders	$(5,335)	$548

Weighted Average common shares	13,541,559	13,197,170
Incremental shares from assumed exercise of warrants and stock options	—	962,629
Adjusted weighted average share – diluted	13,541,559	14,159,799

Diluted net income (loss) per share	$(0.39)	$0.04

The following table reflects the total potential stock-based instruments outstanding at April 30, 2023 and 2022 that could have an effect on the future computation of dilution per common share. These figures were not included in the above calculation as, to do so, would be antidilutive:

	Year Ended April 30
	2023	2022
Stock options	1,775,667	1,658,239

Total common stock equivalents	1,775,667	1,658,239

Note 11. Related Party Transactions

Related party transactions include transactions between the Company and its shareholders, management, or affiliates.  The following transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

Consulting Services

For both years ended April 30, 2023 and 2022, the Company paid a member of its Board of Directors $36,000 for consulting services unrelated to his duties as a board member. During the years ended April 30, 2023 and 2022, the Company paid another board member zero and $5,500, respectively, for consulting services unrelated to his duties as a board member. All of the amounts paid to these related parties have been recognized in expense in the period the services were performed.

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

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Operating Leases

The Company currently leases certain office equipment and its office and laboratory facilities under non-cancelable operating leases. Rent expense for operating leases is recognized on a straight-line basis over the lease term from the lease commencement date through the scheduled expiration date. Rent expenses totaled $1.9 million for each the years ended April 30, 2023 and 2022.

The Company leases the following facilities:

•One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in November 2026. The Company recognized $83,000 and $88,000 of rent expense relative to this lease for fiscal 2023 and 2022, respectively.
•1330 Piccard Drive Suite 025, Rockville, MD 20850, which consists of laboratory and office space where the Company conducts operations related to its primary service offerings. The Company executed the original lease in January 2017. The lease was amended to expand the premises and extend the expiration date in March 2020 and again in December 2020. The operating commencement date was August 11, 2017. This lease expires in February 2029. The Company recognized $1.7 million of rent expense for both fiscal 2023 and 2022.
•VIA LEONE XIII, 14, Milan, Italy, which consists of laboratory and office space where the Company conducts operations related to its flow cytometry service offerings. The Company executed separate leases for its laboratory space and office space during fiscal 2022. During fiscal 2023, the Company executed a new lease to consolidate its office and laboratory space at a new nearby location in Italy. The lease expires October 31, 2028 and it replaces the previous two leases, which were terminated. Upon new lease execution, the Company recognized an operating ROU asset and related operating lease liability for the lab and office space of $231,000 each, respectively. Upon termination of the office space lease, the Company recognized a reduction in the related net operating ROU asset and operating lease liability of approximately $41,000. Upon termination of the laboratory space lease, the Company recognized a reduction in the related net operating ROU asset and operating lease liability of approximately $20,000. The Company recognized $98,000 and $81,000 of rent expense associated with the leases in Italy for fiscal 2023 and 2022, respectively.

ROU assets and lease liabilities related to our current operating leases are as follows (in thousands):

	April 30, 2023	April 30, 2022
Operating lease right-of-use assets, net	7,318	8,230
Current portion of operating lease liabilities	1,208	1,054
Non-current portion of operating lease liabilities	7,391	8,412

As of April 30, 2023, the weighted average remaining operating lease term and the weighted average discount rate were 5.7 years and 5.82%, respectively.

Future minimum lease payments due each fiscal year as follows (in thousands):

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2024	$2,841
2025	2,889
2026	2,938
2027	2,904
2028	2,854
Thereafter	2,390
Total undiscounted liabilities	16,816
Less: Imputed interest	(8,217)
Present value of minimum lease payments	$8,599

Refer to Note 4, Property and Equipment, for more information on financing leases.

Exhibit Index

Exhibit No.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Appendix A to the Company’s Information Statement on Schedule 14C filed March 7, 2011)

3.1.1	Certificate of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed April 28, 2015)

3.2	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 9, 2017)

4.1	Description of Registered Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed July 28, 2020)

10.1	Employment Agreement, dated November 5, 2013, between the Company and Ronnie Morris, M.D. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 12, 2013)

10.2	Amendment to Employment Agreement, dated March 16, 2015, between the Company and Ronnie Morris (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed March 20, 2015)

10.3	Offer letter dated June 3, 2013 between the Company and David Miller (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 3, 2013)

10.4	2010 Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Information Statement on Schedule 14C filed March 7, 2011)

10.5	Form of Note Purchase Agreement, dated December 1, 2014, between the Company and each of Joel Ackerman and Ronnie Morris (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 5, 2014)

10.6	Form of Convertible Promissory Note, dated December 1, 2014, issued to each of Joel Ackerman and Ronnie Morris in connection with the Note Purchase Agreement, dated December 1, 2014 between the Company and each of Joel Ackerman and Ronnie Morris incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 5, 2014)

10.7	Amendment No. 1 to Convertible Promissory Note, dated December 1, 2014 issued to Joel Ackerman in connection with the Note Purchase Agreement, dated December 1, 2014, between the Company and each of Joel Ackerman and Ronnie Morris (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 2, 2015)

10.8	Amendment No. 1 to Convertible Promissory Note, dated December 1, 2014 issued to Ronnie Morris in connection with the Note Purchase Agreement, dated December 1, 2014, between the Company and each of Joel Ackerman and Ronnie Morris (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 2, 2015)

10.9	Amended and Restated 2011 Securities Purchase Agreement, dated March 13, 2015, between the Company and each person or entities that are signatories to the Securities Purchase Agreement, dated March 24, 2011, between the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 17, 2015)

10.10	Form of warrant issued to each person or entities that are signatories to the Securities Purchase Agreement, dated March 24, 2011, between the Company and each investor identified on the signature page thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 30, 2013)

10.11	Amendment No. 1 to warrants, dated March 13, 2015, between the Company and each person or entities that are signatories to the Securities Purchase Agreement, dated March 24, 2011, between the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 17, 2015)

10.12	Amended and Restated 2013 Securities Purchase Agreement, dated March 13, 2015, between the Company and each person or entities that are signatories to the Securities Purchase Agreement, dated January 28, 2013, between the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 17, 2015)

10.13	Form of warrant issued to each person or entities that are signatories to the Securities Purchase Agreement, dated January 28, 2013, between the Company and each investor identified on the signature page thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 30, 2013)

10.14	Amendment No. 1 to warrants, dated March 13, 2015, between the Company and each person or entities that are signatories to the Securities Purchase Agreement, dated January 28, 2013, between the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed March 17, 2015)

10.15	Put Right Agreement, dated January 29, 2014, between the Company and each of Joel Ackerman and Ronnie Morris (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 6, 2014)

10.16	Securities Purchase Agreement, dated March 11, 2015, between the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2015)

10.17	Amended and Restated Registration Rights Agreement, dated March 13, 2015, between the Company and each person or entities that are signatories to (i) the Securities Purchase Agreement, dated March 24, 2011, between the Company and each investor identified on the signature page thereto, (ii) the Securities Purchase Agreement, dated January 28, 2013, between the Company and each investor identified on the signature page thereto, and (iii) the Securities Purchase Agreement, dated March 11, 2015, between the Company. And each investor identified on the signature page thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 17, 2015)

10.18	Form of Investor Warrant issued to each person or entities that are signatories to the Securities Purchase Agreement, dated March 11, 2015, between the Company and each investor identified on the signature page thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 17, 2015)

10.19	Option Exchange Agreement, dated March 16, 2015, between the Company and Joel Ackerman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2015)

10.20	Option Exchange Agreement, dated March 16, 2015, between the Company and Ronnie Morris (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 20, 2015)

10.21	Option Exchange Agreement, dated March 16, 2015, between the Company and David Miller (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 20, 2015)

14	Code of Ethics (incorporated by reference to Exhibit 14 of the April 30, 2008 Form 10-KSB)

21	List of Subsidiaries

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer*

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer*

32.1	Section 1350 Certifications**

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

__________________________
* Filed herewith

** Furnished hereto.

*** Management contract or compensatory plan or arrangement.