Form 10-Q
period 2023-10-31
CHAMPIONS ONCOLOGY, INC.
filed 2023-12-13
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2023
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
 The number of shares of common stock of the Registrant outstanding as of December 8, 2023 was 13,593,767.

DOCUMENTS INCORPORATED BY REFERENCE - None

INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2023

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHAMPIONS ONCOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	October 31, 2023	April 30, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,513	$10,118
Accounts receivable, net	7,724	8,011
Prepaid expenses and other current assets	780	1,328

Total current assets	14,017	19,457

Operating lease right-of-use assets, net	6,816	7,318
Property and equipment, net	6,941	7,186
Other long-term assets	185	15
Goodwill	335	335

Total assets	$28,294	$34,311

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,536	$5,334
Accrued liabilities	2,023	2,270
Current portion of operating lease liabilities	1,275	1,208
Other current liability	148	145
Deferred revenue	12,968	12,776

Total current liabilities	20,950	21,733

Non-current operating lease liabilities	6,775	7,391
Other non-current liabilities	476	551

Total liabilities	$28,201	$29,675

Stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 13,714,099 and 13,558,650 shares issued; and 13,593,766 and 13,544,228 outstanding as of October 31, 2023 and April 30, 2023, respectively	14	14
Treasury stock, at cost	(708)	(74)
Additional paid-in capital	82,741	82,013
Accumulated deficit	(81,954)	(77,317)

Total stockholders’ equity	93	4,636

Total liabilities and stockholders’ equity	$28,294	$34,311

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022

Oncology services revenue	$11,573	$14,281	$24,134	$28,026

Costs and operating expenses:
Cost of oncology services	6,618	7,443	14,302	14,495
Research and development	2,515	2,604	5,308	5,491
Sales and marketing	1,795	1,700	3,491	3,392
General and administrative	2,600	2,527	5,540	4,925

Total costs and operating expenses	13,528	14,274	28,641	28,303

Income (loss) from operations	(1,955)	7	(4,507)	(277)

Other loss	(105)	(9)	(91)	(27)

Loss before provision for income taxes	(2,060)	(2)	(4,598)	(304)
Provision for income taxes	11	14	39	31

Net loss	$(2,071)	$(16)	$(4,637)	$(335)

Net loss per common share outstanding
basic and diluted	$(0.15)	$—	$(0.34)	$(0.02)

Weighted average common shares outstanding
basic and diluted	13,497,061	13,528,643	13,529,629	13,521,496

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in Thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance April 30, 2023	13,544,228	$14	14,422	$(74)	$82,013	$(77,317)	$4,636
Stock-based compensation	—	—	—	—	423	—	423
Issuance of common stock on exercise of stock options	40,897	—	—	—	12	—	12
Repurchase of common stock	(101,015)	—	101,015	(602)			(602)
Net loss	—	—	—	—	—	(2,566)	(2,566)
Balance July 31, 2023	13,484,110	$14	115,437	$(676)	$82,448	$(79,883)	$1,903
Stock-based compensation	—	—	—	—	53	—	53
Issuance of common stock on exercise of stock options	114,552	—	—	—	240	—	240
Repurchase of common stock	(4,896)	—	4,896	(32)	—	—	(32)
Net loss	—	—	—	—	—	(2,071)	(2,071)
Balance October 31, 2023	13,593,766	$14	120,333	$(708)	$82,741	$(81,954)	$93

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance April 30, 2022	13,522,441	$14	—	$—	$81,064	$(71,982)	$9,096
Stock-based compensation	—	—	—	—	206	—	206
Net loss	—	—	—	—	—	(319)	(319)
Balance July 31, 2022	13,522,441	$14	—	$—	$81,270	$(72,301)	$8,983
Stock-based compensation	—	—	—	—	119	—	119
Issuance of common stock on exercise of stock options	36,209		—	—	86	—	86
Net loss	—	—	—	—	—	(16)	(16)
Balance October 31, 2022	13,558,650	$14	—	—	$81,475	$(72,317)	$9,172

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Six Months Ended October 31,
	2023	2022
Operating activities:
Net loss	$(4,637)	$(335)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	476	325
Depreciation and amortization expense	929	1,088
Loss on disposal of equipment	65	—
Operating lease right-of use assets	502	542
Provision for doubtful accounts	234	130
Changes in operating assets and liabilities:
Accounts receivable	53	434
Prepaid expenses and other current assets	548	310
Other long term assets	(169)	—
Accounts payable	(800)	1,737
Accrued liabilities	(245)	(743)
Operating lease liabilities	(549)	(511)
Deferred revenue	191	114

Net cash provided by (used in) operating activities	(3,402)	3,091

Investing activities:
Purchase of property and equipment	(821)	(1,358)

Net cash used in investing activities	(821)	(1,358)

Financing activities:
Proceeds from exercise of options	252	86
Repurchases of common stock	(634)	—

Net cash provided by (used in) financing activities	(382)	86

Increase (decrease) in cash	(4,605)	1,819
Cash at beginning of period	10,118	9,007

Cash at end of period	$5,513	$10,826

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization, Use of Estimates and Basis of Presentation

Champions Oncology, Inc. (the "Company") is a technology-enabled research organization engaged in creating technology solutions to be utilized in drug discovery and development. The Company's research center operates in both regulatory and non-regulatory environments and consists of a comprehensive set of computational and experimental research platforms. Its pharmacology, biomarker, and data platforms are designed to facilitate drug discovery and development at lower costs and increased speeds.

The Company has four operating subsidiaries: Champions Oncology (Israel), Limited, Champions Biotechnology U.K., Limited, Champions Oncology, S.R.L. (Italy), and Corellia A.I.. For the three and six months ended October 31, 2023 and 2022, there were no revenues earned by these subsidiaries.

The Company’s functional currency for its foreign subsidiaries is the U.S. dollar. Transaction gains and losses are recognized in earnings. The Company is subject to foreign exchange rate fluctuations in connection with the Company’s international operations.

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Intercompany transactions and accounts have been eliminated. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, has been condensed or omitted. The April 30, 2023 condensed consolidated balance sheet in the accompanying interim condensed consolidated financial statements was derived from audited consolidated financial statements. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in the Company’s annual consolidated financial statements for the fiscal year ended April 30, 2023, as filed on Form 10-K with the SEC. In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the Company’s Annual Report on Form 10-K for the year ended April 30, 2023. The results of operations for the interim periods are not necessarily indicative of the results of operations for a full fiscal year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note 2. Significant Accounting Policies

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash, and with original maturities of three months or less to be cash equivalents. As of October 31, 2023 the Company had cash equivalents of $3.6 million and, as of April 30, 2023, the Company had no cash equivalents.

The Company is subject to a concentration of credit risk in the form of its cash deposits held at multiple banking institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of October 31, 2023 and April 30, 2023, the Company had $4.3 million and $8.7 million in excess of the FDIC insured limit, respectively.

Liquidity

The Company's liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. Recently, the Company has met these cash requirements through cash on hand, working capital management, and sales of products and services. In the past, the Company has also received proceeds from certain private placements and public offerings of its securities. For the six months ended October 31, 2023, the Company had a net loss of approximately $4.6 million and cash used in operations of approximately $3.4 million. As of October 31, 2023, the Company had an accumulated deficit of approximately $82.0 million and cash on hand of approximately $5.5 million. The Company believes that cash on hand, together with expected cash to be provided from operations for the remainder of fiscal year 2024, are adequate to fund operations through at least 12 months from the filing of this Quarterly Report on Form 10-Q (this "Report"). However, should the Company's revenue expectations not materialize, the Company believes it has cost reduction strategies that could be implemented without disrupting the business or restructuring the Company. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. As of October 31, 2023 the Company had assets measured at fair value on a recurring and/or non-recurring basis as follows:

(in 000s)	October 31, 2023
	Level 1	Level 2	Level 3
Cash Equivalents:

Money market fund	3,554	—	—

Total	$3,554	$—	$—

As of October 31, 2023, the Company had no liabilities measured at fair value on a recurring and/or non-recurring basis. As of April 30, 2023, the Company had no assets or liabilities measured at fair value on a recurring and/or non-recurring basis.

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

As of October 31, 2023 and 2022, all of the Company's potential common stock is considered anti-dilutive.

The following table reflects the total potential share-based instruments outstanding at October 31, 2023 and 2022 including those that could have an effect on the future computation of dilution per common share, had their effect not been anti-dilutive due to the Company's net losses in the related periods:

	October 31,
	2023	2022
Total common stock equivalents	1,831,867	1,675,447

Income Taxes

    Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements. In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient earnings history, a valuation allowance is established. The Company's ability to utilize net operating losses (“NOL”) carryforwards to offset future taxable income would be limited if the Company had undergone or were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code (the “IRC”). The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. As of October 31, 2023 and April 30, 2023, the Company provided a valuation allowance for all net deferred tax assets as it is more likely than not that the assets will not be recovered based on an insufficient history of earnings.

The Company reflects tax benefits only if it is more likely than not that the Company will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  The Company recorded $181,000 of liabilities related to uncertain tax positions relative to one of its foreign operations as of October 31, 2023 and April 30, 2023.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not recognize interest or penalties on its consolidated statements of operations during the three and six-month periods ended October 31, 2023 and 2022. The Company does not anticipate unrecognized tax benefits will be recorded during the next 12 months.

The provision for income taxes for the three months ended October 31, 2023 and 2022 was $11,000 and $14,000, respectively. The provision for income taxes for the six months ended October 31, 2023 and 2022 was $39,000 and $31,000, respectively. The provision is mainly attributable to taxable income earned in Israel and/or Italy relating to transfer pricing.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification ("ASC") 606 ("ASC 606"), Revenue from Contracts with Customers. Under this standard, companies recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services.

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

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, “Financial Instruments—Credit Losses” (Topic 326). This ASU represents a significant change in the current accounting model by requiring immediate recognition of management’s estimates of current expected credit losses. Under the prior model, losses were recognized only as they were incurred, which delayed recognition of expected losses that might not yet have met the threshold of being probable. The Company adopted ASU 2016-03 on April 1, 2023 and the adoption did not have any material effect on our condensed consolidated financial statements and related disclosures.

Note 3. Accounts Receivable, Unbilled Services and Deferred Revenue
Accounts receivable and unbilled services were as follows (in thousands)

	October 31, 2023	April 30, 2023
Accounts receivable	$4,780	$3,843
Unbilled services	4,002	4,993
Total accounts receivable and unbilled services	8,782	8,836
Less allowances	(1,058)	(825)
Total accounts receivable, net	$7,724	$8,011
Deferred revenue was as follows (in thousands):

	October 31, 2023	April 30, 2023
Deferred revenue	$12,968	$12,776
Deferred revenue is shown as a current liability on the Company's condensed consolidated balance sheets.

As of May 1, 2023 and 2022, respectively, the consolidated balance of net accounts receivable was $8.0 million and $9.5 million, respectively, and deferred revenue was $12.8 million and $11.1 million, respectively. As of August 1, 2023 and 2022, respectively, the consolidated balance of net accounts receivable was $9.0 million and $9.4 million, respectively, and deferred revenue was $11.1 million and $10.9 million, respectively.

Note 4. Revenue from Contracts with Customers

Oncology Services Revenue
The following table represents disaggregated revenue for the three and six months ended October 31, 2023 and 2022:

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Pharmacology services	$10,876	$13,480	$22,735	$26,236
Other TOS revenue	697	731	1,381	1,679
Personalized oncology services	—	70	18	111
Total oncology services revenue	$11,573	$14,281	$24,134	$28,026

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

	October 31, 2023	April 30, 2023
Furniture and fixtures	$246	$246
Computer equipment and software	2,164	2,102
Capitalized software development costs	1,888	1,888
Laboratory equipment	11,762	10,390
Assets in progress	62	1,079
Leasehold improvements	316	111

Total property and equipment	16,438	15,816
Less: Accumulated depreciation and amortization	(9,497)	(8,630)

Property and equipment, net	$6,941	$7,186
Depreciation and amortization expense was $484,000 and $560,000 for the three months ended October 31, 2023 and 2022, respectively. Depreciation and amortization expense was $929,000 and $1.1 million for the six months ended October 31, 2023 and 2022, respectively. Depreciation and amortization expense, excluding expense recorded under finance leases, was $448,000 and $525,000 for the three months ended October 31, 2023 and 2022, respectively. Depreciation and amortization expense, excluding expense recorded under finance leases, was $857,000 and $1.0 million for the six months ended October 31, 2023 and 2022, respectively.

As of October 31, 2023 and April 30, 2023, property, plant and equipment included gross assets held under finance leases of $1.0 million, respectively. Related depreciation expense was approximately $36,000 and $35,000 for the three months ended October 31, 2023 and 2022, respectively, and $72,000 and $64,000 for the six months ended October 31, 2023 and 2022, respectively.

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

The Company has capitalized development and implementation costs in accordance with accounting guidance for its Lumin platform. Lumin is the Company's oncology data-driven software program and data tool which operates as SaaS. These capitalized costs represent salaries, including direct payroll-related costs, certain software development consultant expenses and molecular sequencing programming costs incurred in the engineering and coding of the software development. Total capitalized gross asset costs for the Lumin platform that was launched and placed into service were $1.9 million. During the fourth quarter of fiscal year 2023, an impairment loss was recognized equal to the amount by which the carrying amount exceeded the future net revenues, or, its net book value at April 30, 2023 of $807,000. Amortization expense related to this asset was $0 and $157,000 for the three months ended October 31, 2023 and 2022, respectively, and $0 and $314,000 for the six months ended October 31, 2023 and 2022, respectively.

Finance Lease

During fiscal year 2023, the Company recognized a finance lease for laboratory equipment. This equipment was obtained as the result of a laboratory supplies purchase commitment with costs of approximately $368,000 at inception through June 2027. Cash payments for this lease are in the form of consideration for purchasing lab supplies under a purchase commitment agreement. The present value of the minimum future obligations of $368,000 was calculated based on an interest rate of 3.5%. Depreciation and amortization expense related to this finance lease was $17,600 and $17,000 for the three months ended October 31, 2023 and 2022, respectively, and $35,000 and $28,200 for the six months ended October 31, 2023 and 2022, respectively.

During fiscal year 2022, the Company recognized a finance lease for laboratory equipment. This equipment was obtained as the result of a laboratory supplies purchase commitment with costs of approximately $370,000 at inception through December 2025. Cash payments for this lease are in the form of consideration for purchasing lab supplies under a purchase commitment agreement. At the commencement of the commitment, the present value of the minimum future obligations of $370,000 was calculated based on an interest rate of 3.25%. Depreciation and amortization expense related to this finance lease was $18,500 and $18,000 for the three months ended October 31, 2023 and 2022, respectively, and $36,900 and $35,700 for the six months ended October 31, 2023 and 2022, respectively.

The liabilities related to these finance leases are classified under other current liability and other non-current liabilities on the Company's balance sheet. The weighted average remaining lease term of these leases is 3.06 years.

Refer to Note 7, Leases, for information on operating leases.

Note 6. Share-Based Payments

Stock-based compensation expense was recognized as follows (table in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
General and administrative	$31	$23	$215	$146
Sales and marketing	21	49	87	97
Research and development	1	4	12	7
Cost of oncology services	—	43	162	75
Total stock-based compensation expense	$53	$119	$476	$325

The Company has in place a 2021 Equity Incentive Plan and 2010 Equity Incentive Plan (collectively, the "Plans"). In general, these Plans provide for stock-based compensation to the Company’s employees, directors and non-employees. The Plans also provide for limits on the aggregate number of shares that may be granted, the term of grants and the strike price of option awards.

2021 Equity Incentive Plan
As part of the 2021 Annual Shareholders Meeting, shareholders approved the adoption of the 2021 Equity Incentive Plan (“2021 Equity Plan”). The purpose of the 2021 Equity Plan is to grant (i) Non-statutory Stock Options; (ii) Incentive Stock Options; (iii) Restricted Stock Awards; and/or (iv) Stock Appreciation Rights (collectively, stock-based compensation) to its employees, directors and non-employees. Total stock awards under the 2021 Equity Plan shall not exceed 2 million shares of common stock. Options and Stock Appreciation Rights expire no later than ten years from the date of grant and the awards vest as determined by the Company's Board of Directors. Options and Stock Appreciation Rights have a strike price not less than 100% of the fair market value of the common stock subject to the option or right at the date of grant. As of October 31, 2023, approximately 1.4 million shares were available for issue under this plan.

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

Stock Option Grants

Black-Scholes assumptions used to calculate the fair value of options granted during the three and six months ended October 31, 2023 and 2022 were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2023	2022	2023	2022
Expected term in years	6	6	6	6
Risk-free interest rates	4.49%	0.00%	3.95% - 4.49%	2.87%
Volatility	63.30%	0.00%	62.83% - 63.30%	62.58%
Dividend yield	—%	—%	—%	—%

The weighted average fair value of stock options granted during the three months ended October 31, 2023 and 2022 was $4.02 and $0.00, respectively, as there were no stock options granted during the second quarter of fiscal year 2023. The weighted average fair value of stock options granted during the six months ended October 31, 2023 and 2022 was $3.95 and $4.50, respectively.

The Company’s stock options activity for the six months ended October 31, 2023 was as follows:

	Directors and Employees	Non- Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, April 30, 2023	1,739,336	36,331	1,775,667	$4.80	4.6	$2,683,000
Granted	279,100	—	279,100	6.40	9.9
Exercised	(155,449)	—	(155,449)	2.31
Forfeited	(32,000)	—	(32,000)	5.86
Canceled	(34,618)	—	(34,618)	3.98
Expired	(833)	—	(833)	15.96

Outstanding, October 31, 2023	1,795,536	36,331	1,831,867	5.25	4.6	$2,685,000

Vested and expected to vest as of October 31, 2023	1,795,536	36,331	1,831,867	5.25	4.6	$2,685,000

Exercisable as of October 31, 2023	1,478,204	1,875	1,480,079	4.91	4.0	$2,675,000

Share Repurchase Program

On March 29, 2023, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $5.0 million of the Company’s common stock. The share repurchase program is designed in accordance with Rule 10b-18 of the Securities Exchange Act. The shares may be purchased from time to time in the open market, as permitted under applicable rules and regulations, at prevailing market prices. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The program does not obligate the Company to acquire a minimum number of shares. As of October 31, 2023, the Company had purchased approximately 120,300 shares of its common stock, at an average price of $5.73 per share, totaling approximately $708,000 and leaving an available balance of approximately $4.3 million authorized by the Board for use in the program as of that date.

Note 7. Leases

The Company accounts for its leases under FASB ASC Topic 842, Leases. Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are recorded on the consolidated balance sheet as both a right-of-use ("ROU") asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease, if applicable, or the Company’s incremental borrowing rate. As the Company's leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term.
Operating Leases
The Company currently leases certain office equipment and its office and laboratory facilities under non-cancelable operating leases. Rent expense for operating leases is recognized on a straight-line basis over the lease term from the lease commencement date through the scheduled expiration date. Rent expense totaled $454,000 and $466,000 for the three months ended October 31, 2023 and 2022, respectively. Rent expense totaled $907,000 and $934,000 for the six months ended October 31, 2023 and 2022, respectively. The Company considers its facilities adequate for its current operational needs.

The Company leases the following facilities:

•One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in November 2026. The Company recognized $19,000 and $21,000 of rent expense relative to this lease for the three months ended October 31, 2023 and 2022, respectively.The Company recognized

$38,000 and $42,000 of rent expense relative to this lease for the six months ended October 31, 2023 and 2022, respectively.
•1330 Piccard Drive Suite 025, Rockville, MD 20850, which consists of laboratory and office space where the Company conducts operations related to its primary service offerings. The Company executed the original lease in January 2017. The lease was amended to expand the premises and extend the expiration date in March 2020 and again in December 2020. The operating commencement date was August 11, 2017. This lease expires in February 2029. The Company recognized $423,000 and $422,000 of rent expense relative to this lease for the three months ended October 31, 2023 and 2022, respectively, and $846,000 and $844,000 of rent expense relative to this lease for the six months ended October 31, 2023 and 2022, respectively.
•VIA LEONE XIII, 14, Milan, Italy, which consists of laboratory and office space where the Company conducts operations related to its flow cytometry service offerings. The Company executed separate leases for its laboratory space and office space during fiscal 2022. During fiscal 2023, the Company executed a new lease to consolidate its office and laboratory space at a new nearby location in Italy. The lease expires October 31, 2028 and it replaces the previous two leases, which were terminated during fiscal year 2023. The Company recognized $13,000 and $23,000 of rent expense relative to these leases for the three months ended October 31, 2023 and 2022, respectively, and $26,000 and $48,000 for the six months ended October 31, 2023 and 2022, respectively.

ROU assets and lease liabilities related to our current operating leases are as follows (in thousands):

	October 31, 2023	April 30, 2023
Operating lease right-of-use assets, net	$6,816	$7,318
Current portion of operating lease liabilities	1,275	1,208
Non-current portion of operating lease liabilities	6,775	7,391

As of October 31, 2023, the weighted average remaining operating lease term and the weighted average discount rate were 5.22 years and 5.87%, respectively.

Future minimum lease payments due each fiscal year as follows (in thousands):

2024 remaining	$1,431
2025	2,902
2026	2,950
2027	2,916
2028	2,867
Thereafter	2,392
Total undiscounted liabilities	15,458
Less: Imputed interest	(7,408)
Present value of minimum lease payments	$8,050

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

Consulting Services

During the three months ended October 31, 2023 and 2022, the Company paid an affiliate of a Board member $9,000 and $9,000, respectively, for consulting services unrelated to his duty as a Board member. During the six months ending October 31, 2023 and 2022, the Company paid an affiliate of a Board member $18,000 and $18,000, respectively, for consulting services unrelated to his duty as a Board member.

Such amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations. As of October 31, 2023, $0 was due to this related party.

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

Royalties

The Company contracts with third-party vendors to license tumor samples for development into Patient Derived Xenograft (PDX) models and use in our pharmacology TOS business. These types of arrangements have an upfront fee ranging from nil to $30,000 per tumor sample depending on the successful growth of the tumor model and ability to develop them into a sellable product. The upfront costs are expensed as incurred. In addition, under certain agreements, for a limited period of time, the Company is subject to royalty payments if the licensed tumor models are used for sale in our TOS business, ranging from 2% to 20% of the contract price after recouping certain initiation costs. Some of these arrangements also set forth an annual minimum royalty due regardless of tumor models used for sale. For the three months ended October 31, 2023 and 2022, we have recognized approximately $53,200 and $32,000, respectively, in expense related to these royalty arrangements. For the six months ended October 31, 2023 and 2022, we have recognized approximately $126,200 and $108,000, respectively, in expense related to these royalty arrangements.

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

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. Recently, we have met these cash requirements through cash, working capital management, and sales of products and services. In the past, we have also received proceeds from certain private placements and public offerings of our securities. For the six months ended October 31, 2023, the Company had a net loss of approximately $4.6 million and cash used in operations of approximately $3.4 million. As of October 31, 2023, the Company had an accumulated deficit of approximately $82.0 million and cash on hand of approximately $5.5 million. We believe that our cash on hand, together with expected cash flows from operations to be provided for the remainder of fiscal year 2024, are adequate to fund operations through at least 12 months from the filing of this Report. However, should our revenue expectations not materialize, we believe we have cost reduction strategies that could be implemented without disrupting the business or restructuring the Company. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

Operating Results

The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Three Months Ended October 31,
	2023	% of Revenue	2022	% of Revenue	% Change

Oncology services revenue	$11,573	100.0%	$14,281	100.0%	(19.0)%

Costs and operating expenses:
Cost of oncology services	6,618	57.2	7,443	52.2	(11.1)
Research and development	2,515	21.7	2,604	18.2	(3.4)
Sales and marketing	1,795	15.5	1,700	11.9	5.6
General and administrative	2,600	22.5	2,527	17.7	2.9

Total costs and operating expenses	13,528	116.9	14,274	100.0	(5.2)
Loss from operations	$(1,955)	(16.9)%	$7	—%	(28,028.6)%

	For the Six months ended October 31,
	2023	% of Revenue	2022	% of Revenue	% Change

Oncology services revenue	$24,134	100.0%	$28,026	100.0%	(13.9)%

Costs and operating expenses:
Cost of oncology services	14,302	59.3	14,495	51.7	(1.3)
Research and development	5,308	22.0	5,491	19.6	(3.3)
Sales and marketing	3,491	14.5	3,392	12.1	2.9
General and administrative	5,540	23.0	4,925	17.6	12.5

Total costs and operating expenses	28,641	118.7	28,303	101.0	1.2
(Loss) Income from operations	$(4,507)	(18.7)	$(277)	(1.0)%	1,527.1%

Oncology Services Revenue

Oncology services revenue, which is primarily derived from pharmacology studies, was $11.6 million and $14.3 million for the three months ended October 31, 2023 and 2022, respectively, a decrease of $2.7 million or 19.0%. Oncology services revenue was $24.1 million and $28.0 million for the six months ended October 31, 2023 and 2022, respectively, a decrease of $3.9 million or 13.9%. The decrease in revenue resulted from an increase in study cancellations during fiscal year 2023, thereby reducing our net bookings and available convertible revenue in the current year.

Cost of Oncology Services

Cost of oncology services for the three months ended October 31, 2023 and 2022 were $6.6 million and $7.4 million, respectively, a decrease of $825,000 or 11.1%. Cost of oncology services for the six months ended October 31, 2023 and 2022 were $14.3 million and $14.5 million, respectively, a decrease of $193,000 or 1.3%. The decrease in cost of oncology services for the three months ended October 31, 2023 was primarily from a decrease in compensation and supply expenses and outsourced lab services. For the six months ended October 31, 2023, the decrease was primarily from a reduction in compensation expense. For the three months ended October 31, 2023 and 2022, margins were 42.8% and 47.9%, respectively. For the six months ended October 2023 and 2022, margins were 40.7% and 48.3%, respectively. The lower margin for both the three months and six months ended October 31, 2023 resulted primarily from a decline in top line revenue against a generally unchanged cost base.

 Research and Development

Research and development expenses for the three months ended October 31, 2023 and 2022 were $2.5 million and $2.6 million, respectively, a slight decrease of approximately $89,000 or 3.4%. Research and development expenses for the six months ended October 2023 and 2022 were $5.3 million and $5.5 million, respectively, a decrease of approximately $183,000 or 3.3%. Approximately $2.5 million of the Company’s research and development expenses in the first half of 2024 was directed towards our target discovery program.

Sales and Marketing

Sales and marketing expenses for the three months ended October 31, 2023 and 2022 were $1.8 million and $1.7 million, respectively, a slight increase of $95,000 or 5.6%. Sales and marketing expenses for the six months ended October 2023 and 2022 were $3.5 million and $3.4 million, respectively, a slight increase of $99,000 or 2.9%. Sales and marketing expenses are primarily comprised of compensation expenses to support business development.

General and Administrative

General and administrative expenses for the three months ended October 31, 2023 and 2022 were $2.6 million and $2.5 million, respectively, an increase of $73,000, or 2.9%. General and administrative expenses for the the six months ended October 2023 and 2022 were $5.5 million and $4.9 million, respectively, an increase of $615,000, or 12.5%. General and administrative expenses are primarily comprised of compensation, insurance, professional fees, IT and depreciation and amortization expenses. The increase for both the three months and six months ended October 31, 2023 was primarily from compensation and recruiting expenses.

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash provided by operating activities was $600,000 for the three months ended October 31, 2023, primarily due from increases in accounts receivable collections and deferred revenue. For the six months ended October 31, 2023, net cash used in operating activities was $3.4 million. The cash used in operating activities was primarily due to the loss for the period resulting from lower revenue.

Cash Flows from Investing Activities

Net cash used in investing activities was $821,000 and $1.4 million for the six months ended October 31, 2023 and 2022, respectively. The cash used in investing activities was for the investment in additional lab and computer equipment.

Cash Flows from Financing Activities

Net cash used in financing activities was $382,000 for the six months ended October 31, 2023. The cash used was for the the Company's stock repurchase program, offset by cash received from stock option exercises.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting companies company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

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

Management has assessed the effectiveness of our internal control over financial reporting as of October 31, 2023. Based on that assessment, our management, including our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of October 31, 2023 at the reasonable assurance level in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Further, management concluded that our consolidated financial statements in this quarterly report on Form 10-Q present fairly, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Unregistered Sales of Equity Securities

None.

Use of Proceeds

None.

Issuer Purchases of Equity Securities

On March 29, 2023, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $5.0 million of the Company’s common stock. The share repurchase program is designed in accordance with Rule 10b-18 of the Exchange Act. The shares may be purchased from time to time in the open market, as permitted under applicable rules and regulations, at prevailing market prices. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The program does not obligate the Company to acquire a minimum number of shares. As of October 31 2023, the Company had purchased approximately 120,300 shares of its common stock, at an average price of $5.73 per share, totaling approximately $708,000 and leaving an available balance of approximately $4.3 million authorized by the Board for use in the program as of that date.

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

CHAMPIONS ONCOLOGY, INC.
(Registrant)

Date: December 13, 2023	By:	/s/ Ronnie Morris
Ronnie Morris
Chief Executive Officer
(principal executive officer)

Date: December 13, 2023	By:	/s/ David Miller
David Miller
Chief Financial Officer
(principal financial and accounting officer)