Form 10-Q
period 2024-01-31
CHAMPIONS ONCOLOGY, INC.
filed 2024-03-15
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2024
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
 The number of shares of common stock of the Registrant outstanding as of March 8, 2024 was 13,593,767.

DOCUMENTS INCORPORATED BY REFERENCE - None

INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2024

	PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements.
	Condensed Consolidated Balance Sheets as of January 31, 2024 (unaudited) and April 30, 2023	4
	Unaudited Condensed Consolidated Statements of Operations for the Three and Nine Months Ended January 31, 2024 and 2023	5
	Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficiency) for the Three and Nine Months Ended January 31, 2024 and 2023	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended January 31, 2024 and 2023	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22

	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	25

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHAMPIONS ONCOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	January 31, 2024	April 30, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,468	$10,118
Accounts receivable, net	7,895	8,011
Prepaid expenses and other current assets	835	1,328

Total current assets	13,198	19,457

Operating lease right-of-use assets, net	6,536	7,318
Property and equipment, net	6,533	7,186
Other long-term assets	185	15
Goodwill	335	335

Total assets	$26,787	$34,311

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,756	$5,334
Accrued liabilities	2,430	2,270
Current portion of operating lease liabilities	1,305	1,208
Other current liability	149	145
Deferred revenue	13,329	12,776

Total current liabilities	21,969	21,733

Non-current operating lease liabilities	6,437	7,391
Other non-current liabilities	439	551

Total liabilities	$28,845	$29,675

Stockholders’ equity (deficiency):
Common stock, $.001 par value; 200,000,000 shares authorized; 13,714,099 and 13,558,650 shares issued; and 13,593,766 and 13,544,228 outstanding as of January 31, 2024 and April 30, 2023, respectively	14	14
Treasury stock, at cost	(708)	(74)
Additional paid-in capital	83,120	82,013
Accumulated deficit	(84,484)	(77,317)

Total stockholders’ equity (deficiency)	(2,058)	4,636

Total liabilities and stockholders’ equity (deficiency)	$26,787	$34,311

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023

Oncology services revenue	$12,019	$12,773	$36,153	$40,799

Costs and operating expenses:
Cost of oncology services	7,849	7,699	22,151	22,194
Research and development	2,186	3,202	7,494	8,693
Sales and marketing	1,797	1,761	5,288	5,153
General and administrative	2,764	2,569	8,305	7,494

Total costs and operating expenses	14,596	15,231	43,238	43,534

Loss from operations	(2,577)	(2,458)	(7,085)	(2,735)

Other income (loss)	58	36	(33)	9

Loss before provision for income taxes	(2,519)	(2,422)	(7,118)	(2,726)
Provision for income taxes	11	17	49	48

Net loss	$(2,530)	$(2,439)	$(7,167)	$(2,774)

Net loss per common share outstanding
basic and diluted	$(0.19)	$(0.18)	$(0.53)	$(0.20)

Weighted average common shares outstanding
basic and diluted	13,593,758	13,558,642	13,538,480	13,532,990

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Dollars in Thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficiency)
	Shares	Amount	Shares	Amount
Balance April 30, 2023	13,544,228	$14	14,422	$(74)	$82,013	$(77,317)	$4,636
Stock-based compensation	—	—	—	—	423	—	423
Issuance of common stock on exercise of stock options	40,897	—	—	—	12	—	12
Repurchase of common stock	(101,015)	—	101,015	(602)			(602)
Net loss	—	—	—	—	—	(2,566)	(2,566)
Balance July 31, 2023	13,484,110	$14	115,437	$(676)	$82,448	$(79,883)	$1,903
Stock-based compensation	—	—	—	—	53	—	53
Issuance of common stock on exercise of stock options	114,552	—	—	—	240	—	240
Repurchase of common stock	(4,896)	—	4,896	(32)	—	—	(32)
Net loss	—	—	—	—	—	(2,071)	(2,071)
Balance October 31, 2023	13,593,766	$14	120,333	$(708)	$82,741	$(81,954)	$93
Stock-based compensation	—	—	—	—	379	—	379
Net loss	—	—	—	—	—	(2,530)	(2,530)
Balance January 31, 2024	13,593,766	$14	120,333	(708)	$83,120	$(84,484)	$(2,058)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance April 30, 2022	13,522,441	$14	—	$—	$81,064	$(71,982)	$9,096
Stock-based compensation	—	—	—	—	206	—	206
Net loss	—	—	—	—	—	(319)	(319)
Balance July 31, 2022	13,522,441	$14	—	$—	$81,270	$(72,301)	$8,983
Stock-based compensation	—	—	—	—	119	—	119
Issuance of common stock on exercise of stock options	36,209		—	—	86	—	86
Net loss	—	—	—	—	—	(16)	(16)
Balance October 31, 2022	13,558,650	$14	—	—	$81,475	$(72,317)	$9,172

Stock-based compensation	—	—	—	—	331	—	331
Net loss	—	—	—	—	—	(2,439)	(2,439)
Balance January 31, 2023	13,558,650	$14	—	—	$81,806	$(74,756)	$7,064

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Nine Months Ended January 31,
	2024	2023
Operating activities:
Net loss	$(7,167)	$(2,774)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	855	656
Depreciation and amortization expense	1,410	1,663
Loss on disposal of equipment	81	—
Operating lease right-of use assets	782	817
Provision for doubtful accounts	314	83
Changes in operating assets and liabilities:
Accounts receivable	(197)	1,377
Prepaid expenses and other current assets	493	482
Other long term assets	(170)	—
Accounts payable	(578)	1,430
Accrued liabilities	160	(383)
Operating lease liabilities	(857)	(775)
Deferred revenue	553	2,088

Net cash provided by (used in) operating activities	(4,321)	4,664

Investing activities:
Purchase of property and equipment	(947)	(2,112)

Net cash used in investing activities	(947)	(2,112)

Financing activities:
Proceeds from exercise of options	252	86
Repurchases of common stock	(634)	—

Net cash provided by (used in) financing activities	(382)	86

Increase (decrease) in cash	(5,650)	2,638
Cash at beginning of period	10,118	9,007

Cash at end of period	$4,468	$11,645

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

The Company has four operating subsidiaries: Champions Oncology (Israel), Limited, Champions Biotechnology U.K., Limited, Champions Oncology, S.R.L. (Italy), and Corellia A.I.. For the three and nine months ended January 31, 2024 and 2023, there were no revenues earned by these subsidiaries.

The Company’s functional currency for its foreign subsidiaries is the U.S. dollar. Transaction gains and losses are recognized in earnings. The Company is subject to foreign exchange rate fluctuations in connection with the Company’s international operations.

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Intercompany transactions and accounts have been eliminated. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States, or GAAP, has been condensed or omitted. The April 30, 2023 condensed consolidated balance sheet in the accompanying interim condensed consolidated financial statements was derived from audited consolidated financial statements. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in the Company’s annual consolidated financial statements for the fiscal year ended April 30, 2023, as filed in the Company's Annual Report on Form 10-K with the SEC on July 24, 2023 (the "Annual Report"). In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the Company’s 2023 Annual Report. The results of operations for the interim periods are not necessarily indicative of the results of operations for a full fiscal year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note 2. Significant Accounting Policies

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash, and with original maturities of three months or less to be cash equivalents. As of January 31, 2024 the Company had cash equivalents of approximately $2.9 million and, as of April 30, 2023, the Company had no cash equivalents.

The Company is subject to a concentration of credit risk in the form of its cash deposits held at multiple banking institutions. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of January 31, 2024 and April 30, 2023, the Company had approximately $3.3 million and $8.7 million in excess of the FDIC insured limit, respectively.

Liquidity

The Company's liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. Recently, the Company has met these cash requirements through cash on hand, working capital management, and sales of products and services. In the past, the Company has also received proceeds from certain private placements and public offerings of its securities. For the nine months ended January 31, 2024, the Company had a net loss of approximately $7.2 million and cash used in operations of approximately $4.3 million. As of January 31, 2024, the Company had an accumulated deficit of approximately $84.5 million and cash on hand of approximately $4.5 million. The Company believes that cash on hand, together with expected cash to be provided from operations during fiscal year 2025, are adequate to fund operations through at least 12 months from the filing of this Quarterly Report on Form 10-Q (this "Report"). However, should the Company's revenue expectations not materialize, the Company believes it has cost reduction strategies that could be implemented without disrupting the business or restructuring the Company. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. As of January 31, 2024 the Company had assets measured at fair value on a recurring and/or non-recurring basis as follows:

(in 000s)	January 31, 2024
	Level 1	Level 2	Level 3
Cash Equivalents:

Money market fund	2,854	—	—

Total	$2,854	$—	$—

As of January 31, 2024, the Company had no liabilities measured at fair value on a recurring and/or non-recurring basis. As of April 30, 2023, the Company had no assets or liabilities measured at fair value on a recurring and/or non-recurring basis.

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

As of January 31, 2024 and 2023, all of the Company's potential common stock is considered anti-dilutive.

The following table reflects the total potential share-based instruments outstanding at January 31, 2024 and 2023 including those that could have an effect on the future computation of dilution per common share, had their effect not been anti-dilutive due to the Company's net losses in the related periods:

	January 31,
	2024	2023
Total common stock equivalents	1,903,747	1,779,167

Income Taxes

    Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements. In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient earnings history, a valuation allowance is established. The Company's ability to utilize net operating losses (“NOL”) carryforwards to offset future taxable income would be limited if the Company had undergone or were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code (the “IRC”). The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. As of January 31, 2024 and April 30, 2023, the Company provided a valuation allowance for all net deferred tax assets as it is more likely than not that the assets will not be recovered based on an insufficient history of earnings.

The Company reflects tax benefits only if it is more likely than not that the Company will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  The Company recorded $181,000 of liabilities related to uncertain tax positions relative to one of its foreign operations as of January 31, 2024 and April 30, 2023.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not recognize interest or penalties on its consolidated statements of operations during the three and nine-month periods ended January 31, 2024 and 2023. The Company does not anticipate unrecognized tax benefits will be recorded during the next 12 months.

The provision for income taxes for the three months ended January 31, 2024 and 2023 was $11,000 and $17,000, respectively. The provision for income taxes for the nine months ended January 31, 2024 and 2023 was $49,000 and $48,000, respectively. The provision is mainly attributable to taxable income earned in Israel and/or Italy relating to transfer pricing.

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

Note 3. Accounts Receivable, Unbilled Services and Deferred Revenue
Accounts receivable and unbilled services were as follows (in thousands)

	January 31, 2024	April 30, 2023
Accounts receivable	$4,653	$3,843
Unbilled services	4,380	4,993
Total accounts receivable and unbilled services	9,033	8,836
Less: Allowances	(1,138)	(825)
Total accounts receivable, net	$7,895	$8,011
Deferred revenue was as follows (in thousands):

	January 31, 2024	April 30, 2023
Deferred revenue	$13,329	$12,776
Deferred revenue is shown as a current liability on the Company's condensed consolidated balance sheets.

As of May 1, 2023 and 2022, respectively, the consolidated balance of net accounts receivable was $8.0 million and $9.5 million, respectively, and deferred revenue was $12.8 million and $11.1 million, respectively. As of November 1, 2023 and 2022, respectively, the consolidated balance of net accounts receivable was $7.7 million and $9.0 million, respectively, and deferred revenue was $13.0 million and $11.2 million, respectively.

Note 4. Revenue from Contracts with Customers

Oncology Services Revenue
The following table represents disaggregated revenue for the three and nine months ended January 31, 2024 and 2023:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Pharmacology services	$11,184	$12,119	$33,919	$38,355
Other TOS revenue	835	648	2,216	2,328
Personalized oncology services	—	6	18	116
Total oncology services revenue	$12,019	$12,773	$36,153	$40,799

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

	January 31, 2024	April 30, 2023
Furniture and fixtures	$246	$246
Computer equipment and software	2,152	2,102
Capitalized software development costs	1,888	1,888
Laboratory equipment	11,888	10,390
Assets in progress	4	1,079
Leasehold improvements	316	111

Total property and equipment	16,494	15,816
Less: Accumulated depreciation and amortization	(9,961)	(8,630)

Property and equipment, net	$6,533	$7,186
Depreciation and amortization expense was $481,000 and $575,000 for the three months ended January 31, 2024 and 2023, respectively. Depreciation and amortization expense was $1.4 million and $1.7 million for the nine months ended January 31, 2024 and 2023, respectively. Depreciation and amortization expense, excluding expense recorded under finance leases, was $445,000 and $540,000 for the three months ended January 31, 2024 and 2023, respectively. Depreciation and amortization expense, excluding expense recorded under finance leases, was $1.3 million and $1.6 million for the nine months ended January 31, 2024 and 2023, respectively.

As of January 31, 2024 and April 30, 2023, property, plant and equipment included gross assets held under finance leases of $1.0 million. Related depreciation expense was approximately $36,000 and $35,000 for the three months ended January 31, 2024 and 2023, respectively, and $108,000 and $99,000 for the nine months ended January 31, 2024 and 2023, respectively.

During the nine months ended January 31, 2024, the Company disposed of two assets and recognized a loss on disposal of equipment of $81,000 within other income (loss) as presented in the condensed consolidated statement of operations. The first asset, laboratory equipment, was acquired for $128,000 and had accumulated depreciation of $62,000, resulting in a loss of $66,000 upon disposal. The second asset, acquired software, was purchased for $33,000 and had accumulated amortization of $18,000, resulting in a loss of $15,000 upon disposal.

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

The Company has capitalized development and implementation costs in accordance with accounting guidance for its Lumin platform. Lumin is the Company's oncology data-driven software program and data tool which operates as SaaS. These capitalized costs represent salaries, including direct payroll-related costs, certain software development consultant expenses and molecular sequencing programming costs incurred in the engineering and coding of the software development. Total capitalized gross asset costs for the Lumin platform that was launched and placed into service were $1.9 million. During the fourth quarter of fiscal year 2023, an impairment loss was recognized equal to the amount by which the carrying amount exceeded the future net revenues, or, its net book value at April 30, 2023 of $807,000. Amortization expense related to this asset was $0 and $157,000 for the three months ended January 31, 2024 and 2023, respectively, and $0 and $471,000 for the nine months ended January 31, 2024 and 2023, respectively.

Finance Lease

During fiscal year 2023, the Company recognized a finance lease for laboratory equipment. This equipment was obtained as the result of a laboratory supplies purchase commitment with costs of approximately $368,000 at inception through June 2027. Cash payments for this lease are in the form of consideration for purchasing lab supplies under a purchase commitment agreement. The present value of the minimum future obligations of $368,000 was calculated based on an interest rate of 3.5%. Depreciation and amortization expense related to this finance lease was $17,800 and $17,100 for the three months ended January 31, 2024 and 2023, respectively, and $52,800 and $45,100 for the nine months ended January 31, 2024 and 2023, respectively.

During fiscal year 2022, the Company recognized a finance lease for laboratory equipment. This equipment was obtained as the result of a laboratory supplies purchase commitment with costs of approximately $370,000 at inception through December 2025. Cash payments for this lease are in the form of consideration for purchasing lab supplies under a purchase commitment agreement. At the commencement of the commitment, the present value of the minimum future obligations of $370,000 was calculated based on an interest rate of 3.25%. Depreciation and amortization expense related to this finance lease was $18,700 and $18,000 for the three months ended January 31, 2024 and 2023, respectively, and $55,600 and $54,000 for the nine months ended January 31, 2024 and 2023, respectively.

The liabilities related to these finance leases are classified under other current liability and other non-current liabilities on the Company's balance sheet. The weighted average remaining lease term of these leases is 2.83 years.

Refer to Note 7, Leases, for information on operating leases.

Note 6. Share-Based Payments

Stock-based compensation expense was recognized as follows (table in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
General and administrative	$272	$235	$487	$380
Sales and marketing	73	50	160	148
Research and development	5	6	17	13
Cost of oncology services	29	40	191	115
Total stock-based compensation expense	$379	$331	$855	$656

The Company has in place a 2021 Equity Incentive Plan and 2010 Equity Incentive Plan (collectively, the "Plans"). In general, these Plans provide for stock-based compensation to the Company’s employees, directors and non-employees. The Plans also provide for limits on the aggregate number of shares that may be granted, the term of grants and the strike price of option awards.

2021 Equity Incentive Plan
As part of the 2021 Annual Shareholders Meeting, shareholders approved the adoption of the 2021 Equity Incentive Plan (“2021 Equity Plan”). The purpose of the 2021 Equity Plan is to grant (i) Non-statutory Stock Options; (ii) Incentive Stock Options; (iii) Restricted Stock Awards; and/or (iv) Stock Appreciation Rights (collectively, stock-based compensation) to its employees, directors and non-employees. Total stock awards under the 2021 Equity Plan shall not exceed 2 million shares of common stock. Options and Stock Appreciation Rights expire no later than ten years from the date of grant and the awards vest as determined by the Company's Board of Directors. Options and Stock Appreciation Rights have a strike price not less than 100% of the fair market value of the common stock subject to the option or right at the date of grant. As of January 31, 2024, approximately 1.3 million shares were available for issue under this plan.

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

Stock Option Grants

Black-Scholes assumptions used to calculate the fair value of options granted during the three and nine months ended January 31, 2024 and 2023 were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2024	2023	2024	2023
Expected term in years	6	6	6	6
Risk-free interest rates	4.49%	3.70%	3.95% - 4.49%	2.87% - 3.70%
Volatility	63.41%	61.88%	62.83% - 63.41%	61.88% - 62.58%
Dividend yield	—%	—%	—%	—%

The weighted average fair value of stock options granted during the three months ended January 31, 2024 and 2023 was $3.41 and $4.20, respectively. The weighted average fair value of stock options granted during the nine months ended January 31, 2024 and 2023 was $3.77 and $4.33, respectively.

The Company’s stock options activity for the nine months ended January 31, 2024 was as follows:

	Directors and Employees	Non- Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, April 30, 2023	1,739,336	36,331	1,775,667	$4.80	4.6	$2,683,000
Granted	419,730	—	419,730	6.10	9.7
Exercised	(155,449)	—	(155,449)	2.31
Forfeited	(40,750)	—	(40,750)	6.21
Canceled	(41,285)	—	(41,285)	4.44
Expired	(54,166)	—	(54,166)	12.78

Outstanding, January 31, 2024	1,867,416	36,331	1,903,747	5.04	5.4	$3,068,000

Vested and expected to vest as of January 31, 2024	1,867,416	36,331	1,903,747	5.04	5.4	$3,068,000

Exercisable as of January 31, 2024	1,453,363	3,750	1,457,113	4.63	4.3	$3,011,000

Share Repurchase Program

On March 29, 2023, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $5.0 million of the Company’s common stock. The share repurchase program is designed in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The shares may be purchased from time to time in the open market, as permitted under applicable rules and regulations, at prevailing market prices. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The program does not obligate the Company to acquire a minimum number of shares. As of January 31, 2024, the Company had purchased approximately 120,300 shares of its common stock, at an average price of $5.73 per share, totaling approximately $708,000 and leaving an available balance of approximately $4.3 million authorized by the Board for use in the program as of that date.

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
Operating Leases
The Company currently leases certain office equipment and its office and laboratory facilities under non-cancelable operating leases. Rent expense for operating leases is recognized on a straight-line basis over the lease term from the lease commencement date through the scheduled expiration date. Rent expense totaled $454,000 and $475,000 for the three months ended January 31, 2024 and 2023, respectively. Rent expense totaled $1.4 million for both the nine months ended January 31, 2024 and 2023. The Company considers its facilities adequate for its current operational needs.

The Company leases the following facilities:

•One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in November 2026. The Company recognized $19,000 and $20,000 of rent expense relative to this lease for the three months ended January 31, 2024 and 2023, respectively.The Company recognized $57,000 and $62,000 of rent expense relative to this lease for the nine months ended January 31, 2024 and 2023, respectively.
•1330 Piccard Drive Suite 025, Rockville, MD 20850, which consists of laboratory and office space where the Company conducts operations related to its primary service offerings. The Company executed the original lease in January 2017. The lease was amended to expand the premises and extend the expiration date in March 2020 and again in December 2020. The operating commencement date was August 11, 2017. This lease expires in February 2029. The Company recognized $422,000 of rent expense relative to this lease for both the three months ended January 31, 2024 and 2023, and $1.3 million of rent expense relative to this lease for both the nine months ended January 31, 2024 and 2023.
•VIA LEONE XIII, 14, Milan, Italy, which consists of laboratory and office space where the Company conducts operations related to its flow cytometry service offerings. The Company executed separate leases for its laboratory space and office space during fiscal 2022. During fiscal 2023, the Company executed a new lease to consolidate its office and laboratory space at a new nearby location in Italy. The lease expires October 31, 2028 and it replaces the previous two leases, which were terminated during fiscal year 2023. The Company recognized $13,000 and $34,000 of rent expense relative to these leases for the three months ended January 31, 2024 and 2023, respectively, and $38,000 and $81,000 for the nine months ended January 31, 2024 and 2023, respectively.

ROU assets and lease liabilities related to our current operating leases are as follows (in thousands):

	January 31, 2024	April 30, 2023
Operating lease right-of-use assets, net	$6,536	$7,318
Current portion of operating lease liabilities	1,305	1,208
Non-current portion of operating lease liabilities	6,437	7,391

As of January 31 2024, the weighted average remaining operating lease term and the weighted average discount rate were 4.98 years and 5.88%, respectively.

Future minimum lease payments due each fiscal year as follows (in thousands):

2024 remaining	$716
2025	2,902
2026	2,950
2027	2,916
2028	2,867
Thereafter	2,392
Total undiscounted liabilities	14,743
Less: Imputed interest	(7,001)
Present value of minimum lease payments	$7,742

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

Consulting Services

During both the three months ended January 31, 2024 and 2023, the Company paid an affiliate of a Board member $9,000 for consulting services unrelated to his duty as a Board member. During both the nine months ending January 31, 2024 and

2023, the Company paid an affiliate of a Board member $27,000 for consulting services unrelated to his duty as a Board member.

Such amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations. As of January 31, 2024, $0 was due to this related party.

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

Royalties

The Company contracts with third-party vendors to license tumor samples for development into Patient Derived Xenograft (PDX) models and use in our pharmacology TOS business. These types of arrangements have an upfront fee ranging from nil to $30,000 per tumor sample depending on the successful growth of the tumor model and ability to develop them into a sellable product. The upfront costs are expensed as incurred. In addition, under certain agreements, for a limited period of time, the Company is subject to royalty payments if the licensed tumor models are used for sale in our TOS business, ranging from 2% to 20% of the contract price after recouping certain initiation costs. Some of these arrangements also set forth an annual minimum royalty due regardless of tumor models used for sale. For the three months ended January 31, 2024 and 2023, we have recognized approximately $114,000 and $21,000, respectively, in expense related to these royalty arrangements. For the nine months ended January 31, 2024 and 2023, we have recognized approximately $240,000 and $129,000, respectively, in expense related to these royalty arrangements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the condensed consolidated financial statements and related notes that appear elsewhere in this Report and our 2023 Annual Report.

Forward-Looking Statements

This Report contains certain “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment, regulation, and availability of resources. These forward-looking statements include, without limitation, statements regarding: proposed new programs; expectations that regulatory developments or other matters will not have a material adverse effect on our financial position, results of operations, or liquidity; statements concerning projections, predictions, expectations, estimates, or forecasts as to our business, financial and operational results, and future economic performance; and statements of management’s goals and objectives and other similar expressions concerning matters that are not historical facts. Words such as “may,” “should,” “could,” “would,” “predicts,” “potential,” “continue,” “expects,” “anticipates,” “future,” “intends,” “plans,” “believes,” “estimates” and similar expressions, as well as statements in future tense, identify forward-looking statements.

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

Forward-looking statements speak only as of the date the statements are made. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our 2023 Annual Report, as updated in our subsequent reports filed with the SEC, including any updates found in Part II, Item 1A of this or other reports on Form 10-Q, if any. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

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

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. Recently, we have met these cash requirements through cash, working capital management, and sales of products and services. In the past, we have also received proceeds from certain private placements and public offerings of our securities. For the nine months ended January 31, 2024, the Company had a net loss of approximately $7.2 million and cash used in operations of approximately $4.3 million. As of January 31, 2024, the Company had an accumulated deficit of approximately $84.5 million and cash on hand of approximately $4.5 million. We believe that our cash on hand, together with expected cash flows from operations to be provided for during fiscal 2025, are adequate to fund operations through at least 12 months from the filing of this Report. However, should our revenue expectations not materialize, we believe we have cost reduction strategies that could be implemented without disrupting the business or restructuring the Company. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

Operating Results

The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Three Months Ended January 31,
	2024	% of Revenue	2023	% of Revenue	% Change

Oncology services revenue	$12,019	100.0%	$12,773	100.0%	(5.9)%

Costs and operating expenses:
Cost of oncology services	7,849	65.3	7,699	60.3	1.9
Research and development	2,186	18.2	3,202	25.1	(31.7)
Sales and marketing	1,797	15.0	1,761	13.8	2.0
General and administrative	2,764	23.0	2,569	20.1	7.6

Total costs and operating expenses	14,596	121.4	15,231	119.3	(4.2)
Loss from operations	$(2,577)	(21.4)%	$(2,458)	(19.2)%	4.8%

	For the Nine months ended January 31,
	2024	% of Revenue	2023	% of Revenue	% Change

Oncology services revenue	$36,153	100.0%	$40,799	100.0%	(11.4)%

Costs and operating expenses:
Cost of oncology services	22,151	61.3	22,194	54.4	(0.2)
Research and development	7,494	20.7	8,693	21.3	(13.8)
Sales and marketing	5,288	14.6	5,153	12.6	2.6
General and administrative	8,305	23.0	7,494	18.4	10.8

Total costs and operating expenses	43,238	119.6	43,534	106.7	(0.7)
Loss from operations	$(7,085)	(19.6)	$(2,735)	(6.7)%	159.0%

Oncology Services Revenue

Oncology services revenue, which is primarily derived from pharmacology studies, was $12.0 million and $12.8 million for the three months ended January 31, 2024 and 2023, respectively, a decrease of $0.8 million or 5.9%. Oncology services revenue was $36.2 million and $40.8 million for the nine months ended January 31, 2024 and 2023, respectively, a decrease of

$4.6 million or 11.4%. The decrease in revenue resulted from an increase in study cancellations during fiscal year 2023, thereby reducing our net bookings and available convertible revenue in the current year.

Cost of Oncology Services

Cost of oncology services for the three months ended January 31, 2024 and 2023 were $7.8 million and $7.7 million, respectively, an increase of $150,000 or 1.9%. Cost of oncology services for the nine months ended January 31, 2024 and 2023 were $22.2 million and $22.2 million, respectively, a slight decrease of $43,000 or 0.2%. The net increase in cost of oncology services for the three months ended January 31, 2024 was primarily from an increase in compensation expense and mouse costs. For the three months ended January 31, 2024 and 2023, margins were 34.7% and 39.7%, respectively. For the nine months ended January 2024 and 2023, margins were 38.7% and 45.6%, respectively. The lower margin for both the three months and nine months ended January 31, 2024 resulted primarily from a decline in top line revenue against a generally unchanged cost base.

 Research and Development

Research and development expenses for the three months ended January 31, 2024 and 2023 were $2.2 million and $3.2 million, respectively, a decrease of approximately $1.0 million or 31.7%. Research and development expenses for the nine months ended January 2024 and 2023 were $7.5 million and $8.7 million, respectively, a decrease of approximately $1.2 million or 13.8%. The decrease in both the three and nine month periods was primarily due to a reduction in investment related to our target discovery program.

Sales and Marketing

Sales and marketing expenses for the three months ended January 31, 2024 and 2023 were $1.8 million and $1.8 million, respectively, a slight increase of $36,000 or 2.0%. Sales and marketing expenses for the nine months ended January 2024 and 2023 were $5.3 million and $5.2 million, respectively, an increase of $135,000 or 2.6%. Sales and marketing expenses are primarily comprised of compensation expenses to support business development.

General and Administrative

General and administrative expenses for the three months ended January 31, 2024 and 2023 were $2.8 million and $2.6 million, respectively, an increase of $195,000, or 7.6%. General and administrative expenses for the nine months ended January 31, 2024 and 2023 were $8.3 million and $7.5 million, respectively, an increase of $811,000, or 10.8%. General and administrative expenses are primarily comprised of compensation, insurance, professional fees, IT and depreciation and amortization expenses. The increase for the nine months ended January 31, 2024 was primarily from compensation and recruiting expenses and an increase in allowances for credit losses and bad debt reserves.

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

For the nine months ended January 31, 2024, net cash used in operating activities was $4.3 million. The cash used in operating activities was primarily due to the loss for the period resulting from lower revenue.

Cash Flows from Investing Activities

Net cash used in investing activities was $947,000 and $2.1 million for the nine months ended January 31, 2024 and 2023, respectively. The cash used in investing activities was for the investment in additional lab and computer equipment.

Cash Flows from Financing Activities

Net cash used in financing activities was $382,000 for the nine months ended January 31, 2024. The cash used was for the Company's stock repurchase program, offset by cash received from stock option exercises.

Factors That May Adversely Affect our Results of Operations

Our results of operations may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time fully predict the likelihood of one or more of the above events, their duration, or magnitude or the extent to which they may negatively impact our business.

Critical Accounting Estimates and Policies

The preparation of these condensed consolidated financial statements in conformity with GAAP in the United States requires management to apply methodologies and make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates of the Company include, among other things, accounts receivable realization, revenue recognition (replacement of licensed tumors), valuation allowance for deferred tax assets, valuation of goodwill, and stock-based compensation and warrant assumptions. Actual results could differ from those estimates. The Company’s critical accounting policies are summarized in our 2023 Annual Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

It is management’s responsibility to establish and maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Exchange Act. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer have reviewed and evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Report. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the relationship between the benefit of desired controls and procedures and the cost of implementing new controls and procedures.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Our management has assessed the effectiveness of our internal control over financial reporting as of January 31, 2024. Based on that assessment, our management, including our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of January 31, 2024 at the reasonable assurance level in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Further, management concluded that our consolidated financial statements in this Report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with U.S. GAAP.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such, or against any of our property.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, there have been no material changes with respect to those risk factors previously disclosed in our 2023 Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and

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

CHAMPIONS ONCOLOGY, INC.
(Registrant)

Date: March 14, 2024	By:	/s/ Ronnie Morris
Ronnie Morris
Chief Executive Officer
(principal executive officer)

Date: March 14, 2024	By:	/s/ David Miller
David Miller
Chief Financial Officer
(principal financial and accounting officer)