Form 10-K
period 2024-04-30
CHAMPIONS ONCOLOGY, INC.
filed 2024-07-19
CIK 771856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2024
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on the attestation to its management’s effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The approximate aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of October 31, 2023 was $22.0 million based on the closing price of the Registrant’s common stock as quoted on the Nasdaq Capital Market as of that date.

The number of shares of common stock of the Registrant outstanding as of July 18, 2024 was 13,593,766.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Form 10-K.

INDEX TO FORM 10-K
FOR THE YEAR ENDED APRIL 30, 2024

As used in this Annual Report on Form 10-K (this "Annual Report"), “Champions Oncology, Inc.,” “Champions,” the “Company,” “we,” “ours,” and “us” refer to Champions Oncology, Inc. and its subsidiaries, except where the context otherwise requires or as otherwise indicated.

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

PART I

Item 1. Business

Overview

We are a technology-enabled research organization engaged in creating technology solutions to be utilized in drug discovery and development. Our research center operates in both regulatory and non-regulatory environments and consists of a comprehensive set of computational and experimental research platforms. Our pharmacology, biomarker, and data platforms are designed to facilitate drug discovery and development at lower costs and increased speeds.

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

The PDX bank is highly characterized at the molecular, phenotypic and pharmacological levels, which provides a differentiated layer of data for our large oncology dataset (the "Datacenter"). The Datacenter combines our proprietary dataset with other large publicly available datasets. This dataset currently includes approximately 3,500 molecular datasets (genomics, transcriptomics, proteomics, phosphor-proteomics), approximately 3,000 clinical drug responses, approximately 3,500 in vivo drug responses, and the accompanying clinical information on the patients from which they were derived (pre and post tumor sample acquisition of drug treatments and responses, age, gender, ethnicity, tumor stage, tumor grade, location of tumor biopsy, histology, etc.) derived from our TumorBank. One unique feature of this proprietary dataset is the fact that it is derived from a living TumorBank. This allows us to continue characterizing the TumorBank over time and increase the depth of characterization of the accumulated data. The combination of the breadth and depth of the TumorBank, and associated characterization, drives the value of our Datacenter. The Datacenter also includes approximately 20,000 publicly available datasets including genomics, transcriptomics, proteomics, and functional genomics, and patient outcome. This Datacenter facilitates our computational approach to drug discovery and provides the foundation to our Software as a Service ("SaaS") offerings. Collectively, our computational and experimental research platforms enable a more rapid and precise approach to drug discovery and development.

Through our technology platforms, we have designed an ecosystem of business lines consisting of:

•The sale of research services utilizing our innovative research platforms to biopharmaceutical companies
•The sale of oncology research SaaS tools to cancer research scientists
•The discovery and development of novel oncology therapeutics

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

We have performed studies for approximately 500 different pharmaceutical and biotechnology companies over the past ten years, have a high rate of repeat business, and contract with pharmaceutical and biotechnology companies across North America, Europe and Asia. Studies are performed in a preclinical non-regulatory environment, as well as a Good Clinical Regulatory Practice (GCLP) regulatory environment for clinical evaluation. Typical studies are in the $125,000 price range, with an increasing number of studies in the $250,000 to $500,000 range. Studies performed in a regulatory environment can be much larger than those performed within a non-regulatory environment. Revenue from this business has grown at an average annual growth rate of 13% since 2019 and represents the primary source of our current revenue stream.

Software As A Service (SaaS) Business

Our SaaS business, launched during the fiscal year ended April 30, 2021, is centered around our proprietary software platform and data tool, Lumin Bioinformatics ("Lumin"), which contains comprehensive information derived from our research services and clinical studies and is sold to customers on an annual subscription basis. The software was developed by a team that consisted of bioinformatics scientists and mathematicians as well as software engineers. Lumin leverages Champions’ large Datacenter coupled with analytics and artificial intelligence to provide a robust tool for computational cancer research. It is the combination of the Datacenter and the analytics that create the foundation for Lumin. Insights developed using Lumin can provide the basis for biomarker hypotheses, reveal potential mechanisms of therapeutic resistance, and guide the direction of additional preclinical evaluations. During the fiscal year ended April 30, 2023, we recorded an impairment charge for the capitalized software development costs of Lumin related to return on investment guidelines. However, we continue to maintain the Lumin platform and sell subscriptions as part of our product offerings as the Lumin data is an integral part of the Company’s long term strategy and value proposition.

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

Our sales and marketing efforts are dependent on a dedicated sales force of approximately 27 professionals that sell our services directly to pharmaceutical and biotechnology companies. Our research services team is focused on identifying and selling studies to new customers as well as increasing our revenue from our existing customer base. We spend significant resources in informing our customers and reaching out to new contacts within companies that we currently serve. These efforts are aimed at moving our customers along the adoption curve for our research platforms, thereby increasing the number of studies and the average study size. Our success in these efforts is demonstrated by the growing number of customers who have increased their annual spend on our services over the years.

For the fiscal year ended April 30, 2024, revenues from our products and services totaled approximately $50.1 million, a decrease of approximately 7% from the previous year.

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

Our strategy for growth has multiple components:
•Growing our TumorBank: We grow our TumorBank in two ways. First, we leverage a medical affairs team that works with a well-established clinical network to facilitate access to patients diagnosed with prioritized tumor subtypes. Second, we maintain the ability to utilize our legacy Personalized Oncology Services business to establish novel PDX models from patients who use this service. The PDX models are then deeply characterized at the phenotypic, molecular, and pharmacologic levels. This data characterization is then added to our Datacenter.
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
•Computational power: We have developed sophisticated and innovative computational approaches. We have also invested in the development of novel artificial intelligence, data structures, and analytics. Our goal is to leverage our unique Datacenter to establish elegant ways to better understand the molecular dynamics of cancer, and the development of novel therapeutics.

Competition

Champions currently competes in three different markets:

Research Services: Pharmaceutical companies rely on outsourcing preclinical studies to Clinical Research Organizations. Competition in this industry is intense and based significantly on scientific, technological, and market forces, which include the effectiveness of the technology and products and the ability to commercialize technological developments. The Company faces significant competition from other healthcare companies in the United States and abroad. The majority of these competitors are, and will be, substantially larger than the Company, and have substantially greater resources and operating histories. There can be no assurance that developments by other companies will not render our products or technologies obsolete or non-competitive or that we will be able to keep pace with the technological or product developments of our competitors. These companies, as well as academic institutions, governmental agencies, and private research organizations also compete with us in recruiting and retaining highly qualified scientific, technical and professional personnel and consultants.

SaaS: There are two important components of Lumin: the Datacenter and the Analytics. While we feel our Datacenter is unique, there are a large number of publicly available datasets that can be accessed free of charge for computational research. This publicly available data repertoire is constantly growing as academic labs publish results. We continue to find ways to differentiate our dataset, however there can be no assurance that developments by other companies or academic institutions in data curation will not render our Datacenter obsolete or non-competitive. The second component of Lumin is the data analytics. While there are a minimal number of software solutions that offer the degree of analytics available within Lumin, the know-how and workflows of these analytics are well established in bioinformatics labs across academia and the biopharmaceutical industry. As a result, the barrier to entry for developing a SaaS tool leveraging these analytics is relatively low.

Drug Discovery and Development: Our Drug Discovery and Development business places us in a good position of also competing against the same customers of our Research Services and/or SaaS businesses: the global biopharmaceutical industry. The global oncology drug market is estimated to be as high as $223 billion in 2023. Competition in this industry is strong and based significantly on scientific and technological forces, which rely solely on the effectiveness of therapeutics designed to treat cancer. The Company faces significant competition from other biopharmaceutical companies in the United States and abroad. The competitors have a wide range of strategic and operational approaches. Our business strategy is to work with differentiated therapeutic targets and research areas. However, given the intense degree of privacy from our competitors, we cannot guarantee that others within the industry are not also working on these targets. Further, some competitors will operate with no laboratory or experimental operations, while others will have varying degrees of laboratory space and experimental capabilities. There can be no assurance that developments by other companies will not render experimental platforms obsolete or non-competitive or that we will be able to keep pace with the technological or product developments of our competitors. These companies, as well as academic institutions, governmental agencies, and private research organizations also compete with us in recruiting and retaining highly qualified scientific, technical and professional personnel and consultants.

Research and Development

For the fiscal years ended April 30, 2024 and 2023, we spent approximately $9.5 million and $11.5 million, respectively, to further develop our platforms. We continue to expand our TumorBank via the inclusion of tumor tissue and implanted models through research collaborations and relationships with hospitals and academic institutions. Our research and development efforts were focused on increasing our understanding of our TumorGraft models, their clinical predictability, improving growth and tumor take rates, and other biological and molecular characteristics of the models. We are investing in developing additional proprietary pharmacology platforms aimed at enhancing the scientific output and driving innovation in the oncology research sector.

We are also investing in the acquisition of sophisticated analytical platforms which allow scientists to derive deeper insights when using our pharmacology platforms.

Government Regulation

The research, development, and marketing of our products, the performance of our legacy Personalized Oncology Solutions ("POS") testing services, and the operation of our facilities are generally subject to federal, state, local, or foreign legislation, including licensure of our laboratory located in Rockville, Maryland by the State of Maryland and compliance with federal, state, local or foreign legislation applicable to the use of live animals in scientific testing, research and education.

The U.S. Food and Drug Administration (the "FDA") has claimed regulatory authority over laboratory developed tests such as our legacy POS products, but has generally not exercised it. The FDA has announced regulatory and guidance initiatives that could increase federal regulation of our business. We are subject to federal and international regulations with regard to shipment of hazardous materials, including those issued by the Department of Transportation and the International Air Transit Authority. These regulations require interstate, intrastate, and foreign shipments to comply with applicable labeling, documentation, and training requirements.

Human Capital Resources

As of July 15, 2024, we had 210 full-time employees, including 96 with doctoral or other advanced degrees. Of our workforce, 160 employees are engaged in research and development and laboratory operations, 30 employees are engaged in sales and marketing, and 20 employees are engaged in finance and administration.

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

Company History

We were incorporated as a merger and acquisition company under the laws of the State of Delaware on June 4, 1985, under the name “International Group, Inc.” In September 1985, the Company completed a public offering and shortly thereafter acquired the worldwide rights to the Champions sports theme restaurant concept and changed its name to “Champions Sports, Inc.” In 1997, the Company sold its Champions service mark and concept to Marriott International, Inc. and until 2005, was a consultant to Marriott International, Inc. and operated one Champions Sports Bar Restaurant. In January 2007, the Company changed its business direction to focus on biotechnology and subsequently changed its name to Champions Biotechnology, Inc. On May 18, 2007, the Company acquired Biomerk, Inc., at which time we began focusing on our current line of business. In April 2011, the Company changed its name to Champions Oncology, Inc. to reflect the Company's new strategic focus on developing advanced technologies to personalize the development and use of oncology drugs.

Available Information

Our internet website address is www.championsoncology.com.  Information on our website is not part of this Annual Report. Through our website, we make available, free of charge, access to all reports filed with the United States Securities and Exchange Commission, (the "SEC"), including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our Proxy Statements on Schedules 14A and amendments to those reports, as filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  Copies of any materials we file with, or furnish to, the SEC can also be obtained free of charge through the SEC’s website at http://www.sec.gov.

Item 1A. Risk Factors

You should carefully consider the risks described below together with all of the other information included in this Annual Report.  The risks and uncertainties described below are not the only ones we face.  Additional risks not presently known, or those we currently consider insignificant, may also impair our business operations in the future.

We historically incurred losses from operating activities, may require significant capital and may never achieve sustained profitability. These conditions raise a substantial doubt about our ability to continue as a going concern.

For the fiscal year ended April 30, 2024, the Company had a net loss of approximately $7.3 million and used cash flows in operations of approximately $6.1 million. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from these uncertainties.

In its report dated July 19, 2024, EisnerAmper LLP, our independent registered public accounting firm, expressed substantial doubt about our ability to continue as a going concern as we have suffered recurring losses from operations and have insufficient liquidity to fund our future operations. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment. As of April 30, 2024, we had cash on hand of $2.6 million. Based on our available cash at April 30, 2024, in order to continue to fund our operations we may need to raise additional equity or debt capital in the near term and cannot provide any assurance that we will be successful in doing so. If we are unable to obtain additional financing in the near future, we may be required to pursue a reorganization proceeding, including under applicable bankruptcy or insolvency laws. Holders of our common shares will likely not receive any value or payments in a restructuring or similar scenario. In the event we pursue bankruptcy protection, we will be subject to the risks and uncertainties associated with such proceedings. There can be no guarantees that if we seek bankruptcy protection, we will emerge from bankruptcy protection as a going concern or that holders of our common shares will receive any recovery from any bankruptcy proceedings.

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

Currently, we derive revenue primarily from research services, while pursuing efforts to further develop our drug discovery business units.

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

We may not be able to implement our business strategies, which could impair our ability to continue operations.

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

Impairment of goodwill or other long-term assets may adversely impact future results of operations.

We have intangible assets and goodwill on our balance sheet. If the future growth and operating results of our business are not as strong as anticipated and/or our market capitalization declines, this could impact the assumptions used in calculating the fair value of goodwill or recoverability of any future capitalized software development costs. To the extent any future impairment occurs, the carrying value of our assets will be written down to an implied fair value and an impairment charge will be made to our income from continuing operations. Such an impairment charge could materially and adversely affect our operating results.

Our ability to use our net operating loss carry-forwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We believe that our 2016 public offering, taken together with our private placements and other transactions that have occurred since then, may have triggered an “ownership change” limitation. We may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership. As a result, if we earn net taxable income, our ability to use our pre-change net operating loss carry-forwards to offset U.S. federal taxable income may be subject to limitations, which potentially could result in increased future tax liability to us.

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

We may issue additional shares of common stock, which will reduce shareholders’ percentage ownership and may dilute per share value. Our certificate of incorporation authorizes the issuance of 200,000,000 shares of common stock. As of July 18, 2024, we had 13,714,099 shares of common stock issued and 13,593,766 outstanding. The future issuance of all or part of the remaining authorized common stock would result in substantial dilution in the percentage of the common stock held by existing shareholders. The issuance of common stock for future services, acquisitions, or other corporate actions may have the effect of diluting the value of the shares held by existing shareholders, and might have an adverse effect on any market for our common stock.

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

Certain provisions of our certificate of incorporation and bylaws, and our contractual agreements could make it difficult for or prevent a third party from acquiring control of us or changing our board of directors (the "Board" or Board of Directors") and management. These provisions include:

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

Collectively, our officers, our directors and three significant stockholders own or exercise voting and investment control of approximately 71% of our outstanding common stock as of July 18, 2024. As a result, investors may be prevented from affecting matters involving our company, including:
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

We are subject to risks related to public health crises such as the global pandemic associated with COVID-19. The global spread of COVID-19 resulted in the World Health Organization declaring the outbreak a “pandemic,” or a worldwide spread of a new disease, in early 2020. This virus eventually spread world wide to most countries, and to all 50 states within the United States. In response, most countries around the world imposed quarantines and restrictions on travel and mass gatherings in an effort to contain the spread of the virus. Employers worldwide were also required to increase, as much as possible, the capacity and arrangement for employees to work remotely. The restrictions and travel bans have been eased or lifted completely as global society as a whole returned to pre-pandemic business and personal practices. Although, to date, these restrictions have not materially impacted our operations, the effect on our business, from the spread of COVID-19 or any new and similar viral crisis and the actions implemented by the governments of the United States and elsewhere across the globe implemeted to deal with such, may, once again, worsen over time and we are unable to predict the potential impact on our business.

 Any outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on our business operations. These could include disruptions or restrictions on our ability to travel, pursue partnerships and other business transactions, receive shipments of biologic materials, as well as be impacted by the temporary closure of the facilities of suppliers. The spread of an infectious disease, like COVID-19, may also result in the inability of our suppliers to deliver supplies to us on a timely basis. In addition, health professionals may reduce staffing and reduce or postpone meetings with clients in response to the spread of an infectious disease. Though we have not yet experienced such events, if they would occur, they could result in a period of business disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. However, as of the date of this Annual Report, we have not experienced a material adverse effect on our business nor the need for reduction in our work force; and, currently, we do not expect any material impact on our long-term activity. The extent to which any spread of disease, like that of the COVID-19 pandemic, impacts our business will depend on future developments which are highly uncertain and cannot be predicted, including, but not limited to, information which may emerge concerning the spreading and severity of the any infectious diseases, the actions to contain these, or treat their impact.

Deterioration in general economic conditions in the United States and globally, including the effect of prolonged periods of inflation on our customers and suppliers, could harm our business and results of operations.

Our business and results of operations could be adversely affected by changes in national or global economic conditions. These conditions include but are not limited to inflation, rising interest rates, availability of capital markets, energy availability and costs (including fuel surcharges), the negative impacts caused by pandemics and public health crises (such as the COVID-19 pandemic), negative impacts resulting from the military conflicts between Russia and the Ukraine and/or in the Middle East, and the effects of governmental initiatives to manage economic conditions. Impacts of such conditions could be passed on to our business in the form of a reduced customer base and/or potential for new bookings due to possible reductions in pharmaceutical and biotech industry-wide spend on research and development and/or economic pressure on our suppliers to pass on increased costs.

Our Chief Executive Officer resides in Israel and we have several customers with their operations located in Israel, and, therefore, our leadership continuity and results may be adversely affected by political, economic, and military instability in Israel.

One of our wholly owned subsidiaries is based in Israel. While we do not have a physical facility located in Israel, our Chief Executive Officer resides there and we have several customers whose operations are based there. Accordingly, political, economic, and military conditions in Israel may directly affect our business. Since the establishment of the modern State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our business, results of operations, and leadership continuity.

Any armed conflicts, war, terrorist activities, or political instability in the region and the consequences thereof, such as our customers' ability to conduct operations and pay their suppliers of goods and services (such as our company), could adversely affect business conditions and could harm our results of operations.

It is currently not possible to predict the duration or severity of the ongoing war or its effects on our business, operations, and financial conditions. The ongoing war is rapidly evolving and developing, and could disrupt our customers' business and operations. While we have not experienced any disruptions that have materially impacted our business or results of operations, there can be no assurances that further unforeseen events will not have a material adverse effect on us or our operations in the future.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

    We believe we maintain an information technology and security program appropriate for a company of our size, taking into account our operations and risks. We recognize the critical importance of maintaining the trust and confidence of our investors, employees, customers and vendors. Our cybersecurity policies and processes are integrated into the Company's enterprise risk management program. We have implemented processes designed to assess, identify, and manage risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing therein. These processes include mechanisms, controls, and certain technologies designed to prevent or mitigate system intrusion or data loss, theft, misuse, or other security incidents or vulnerabilities and maintain a stable and secure information technology environment. For example, we conduct ongoing monitoring of critical systems for any compromised or potentially compromised accounts. We conduct regular trainings on cyber and information security, along with phishing simulations, among other topics. In addition, we consult with an outside information technology consultant on a regular basis to assist with assessing, identifying, and managing cybersecurity risks, including to anticipate future threats and trends, and their impact on the Company’s risk environment.

Governance

    Our Board of Directors oversees our risk management process. The Audit Committee, by way of Board delegation, retains oversight of the Company’s cybersecurity risks. The senior leadership team, including our Chief Financial Officer and Chief Executive Officer, provides periodic reports to our Board, as applicable. Our Vice President of Technology is responsible for leading the assessment and management of cybersecurity threats and periodically updating the Audit Committee as needed.

    To date, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition.

Item 2. Properties

The Company currently leases its office and laboratory facilities under non-cancelable operating leases. Rent expense for operating leases is recognized on a straight-line basis over the lease term from the lease commencement date through the scheduled expiration date. Rent expenses totaled $1.8 million and $1.9 million for the years ended April 30, 2024 and 2023, respectively. The Company considers its facilities adequate for its current operational needs.

The Company leases the following facilities:

•One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in November 2026. The Company recognized $77,000 and $83,000 of rental costs relative to this lease for fiscal 2024 and 2023, respectively.
•1330 Piccard Drive, Suite 025, Rockville, MD 20850, which consists of laboratory and office space where the Company conducts operations related to its primary service offerings. The lease expires February 28, 2029. The Company recognized $1.7 million of rental costs relative to this lease for each of fiscal 2024 and 2023.
•VIA LEONE XIII, 14, Milan, Italy, which consists of laboratory and office space where the Company conducts operations related to its flow cytometry service offerings. The Company consolidated its lab and office space leases at this location into one lease during fiscal 2023. The lease expires October 31, 2028. The Company recognized $50,000 and $98,000 of rental costs in Italy for fiscal 2024 and 2023, respectively.

Item 3. Legal Proceedings

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

The table below sets forth the high and low bid prices of our common stock, as reported on Nasdaq for the periods shown:

	High	Low
Fiscal Year Ended April 30, 2024:
First quarter	$7.32	$4.17
Second quarter	7.01	5.10
Third quarter	7.13	4.51
Fourth quarter	6.26	4.74

	High	Low
Fiscal Year Ended April 30, 2023:
First quarter	$9.53	$6.81
Second quarter	9.88	6.90
Third quarter	7.24	3.75
Fourth quarter	5.54	3.95

Approximate Number of Holders of Common Stock

As of July 18, 2024 there were approximately 1,900 record holders of the Company’s common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	1,484,895	4.65	1,252,998
Equity compensation plans not approved by security holders	—	—	—
Total	1,484,895	4.65	1,252,998

Recent Sales by the Company of Unregistered Securities

None.

Repurchases of Securities

On March 29, 2023, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $5.0 million of the Company’s common stock. The share repurchase program is designed in accordance with Rule 10b-18 of the Exchange Act. The shares may be purchased from time to time in the open market, as permitted under applicable rules and regulations, at prevailing market prices. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The program does not obligate the Company to acquire a minimum number of shares. As of April 30, 2024, the Company had purchased approximately 120,300 shares of its common stock, at an average price of $5.73 per share, totaling approximately $708,000 and leaving an available balance of approximately $4.3 million authorized by the Board for use in the program as of that date.

Use of Proceeds

None.

Item 6. [Reserved]

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

We also sell Lumin Bioinformatics ("Lumin"), an oncology data-driven software program which contains comprehensive information derived from our research services and clinical studies. Lumin leverages Champions’ large Datacenter coupled with analytics and artificial intelligence to provide a robust tool for computational cancer research. It is the combination of the Datacenter and the analytics that create a foundation for Lumin. Insights developed using Lumin can provide the basis for biomarker hypotheses, reveal potential mechanisms of therapeutic resistance, and guide the direction of additional preclinical evaluations. During fiscal 2023, we recorded an asset impairment related to Lumin software development costs of $807,000. There were no impairment charges recorded for fiscal 2024.

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

Results of Operations

The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Years Ended April 30,
	2024	% of Revenue	2023	% of Revenue	% Change

Oncology services revenue	$50,155	100.0%	$53,870	100.0%	(6.9)%

Costs and operating expenses:
Cost of oncology services	29,401	58.6	29,532	54.8	(0.4)
Research and development	9,544	19.0	11,545	21.4	(17.3)
Sales and marketing	7,064	14.1	7,002	13.0	0.9
General and administrative	11,067	22.1	10,240	19.0	8.1
Loss on disposal of equipment	435	0.9	—	—	100.0
Asset Impairment	—	—	807	1.5	(100.0)

Total costs and operating expenses	57,511	114.7	59,126	109.7	(2.7)

Loss from operations	(7,356)	(14.7)	(5,256)	(9.8)	40.0

Oncology Services Revenue

Oncology services revenue, which is primarily derived from research services, was $50.2 million and $53.9 million, for the years ended April 30, 2024 and 2023, respectively, a decrease of $3.7 million, or 6.9%. The decrease in revenue was primarily due to a combination of factors including an increase in study cancellations during fiscal year 2023 and a slowdown of bookings expansion. These two factors reduced our net bookings and available convertible revenue in the current year.

Cost of Oncology Services

Cost of oncology services were $29.4 million and $29.5 million for the years ended April 30, 2024 and 2023, respectively, a slight decrease of $0.1 million or 0.4%. Gross margin was 41% for the twelve months ended April 30, 2024 compared to 45% for the twelve months ended April 30, 2023. The decrease in gross margin was the result of relatively unchanged variable costs on a revenue decline. Variable costs were a higher percentage of revenue due to increases in mice and supply expenses. These increases were caused by operational inefficiencies creating the need for additional mice and lab supplies.

 Research and Development

Research and development expense was $9.5 million and $11.5 million for the years ended April 30, 2024 and 2023, respectively, a decrease of $2.0 million or (17.3)%. The decrease was primarily due to cost cutting measures along with a reduction in research and development work required as our newer platforms mature. These factors led to a decline in compensation and lab supply expenses. The decrease was also due to a reduction in spend for our drug discovery and development programs.

Sales and Marketing

Sales and marketing expense was $7.1 million and $7.0 million for the years ended April 30, 2024 and 2023, respectively, remaining relatively flat with a slight increase of $0.1 million or 0.9%. The increase was mainly due to increased conference attendance.

General and Administrative

General and administrative expense was $11.1 million and $10.2 million for the years ended April 30, 2024 and 2023, respectively, an increase of $0.8 million, or 8.1%. General and administrative expense was primarily comprised of compensation, insurance, professional fees, IT, and depreciation and amortization expenses. The general and administrative expense increase was primarily due to compensation and recruiting expenses due to the addition to the executive team. Additionally, non-cash stock compensation and allowances for estimated credit losses and bad debt reserves increased. These increases were partially offset by a decrease in IT and professional fees.

Asset Impairment

During the fourth quarter of fiscal 2023, we assessed the recoverability of the Lumin capitalized software development costs by comparing the forecasted future revenues from Lumin sales, based on management’s best estimates and using appropriate assumptions and projections, to the carrying amount of the capitalized asset. Several factors were considered in this analysis, including, the decrease in Lumin revenue growth from the prior year, the deceleration of new Lumin bookings in the current year, and the strategic consideration for additional capital investment into the platform, sales team, and marketing campaigns to bolster awareness and growth. As the carrying value was determined not to be recoverable from future revenues, an impairment loss was recognized for the year ending April 30, 2023 equal to the amount by which the carrying amount exceeded the future revenues, or, its net book value at that date of $807,000. There were no impairment charges for the year ending April 30, 2024.

Loss on Disposal of Equipment

Loss on disposal of equipment was $435,000 and zero for the years ended April 30, 2024 and 2023, respectively. For the year ended April 30, 2024, the loss resulted from the disposal of equipment which could no longer be utilized and had a net book value, or carrying value on the balance sheet, as of the disposal date.

Other Income (Expense)

Other income, net, was $48,000 for the year ended April 30, 2024. Other expense, net, was $11,000 for the year ended April 30, 2023. For the year ended April 30, 2024, other income resulted primarily from interest income of $92,000 partially offset by foreign currency transaction net losses of approximately $16,000 and interest expense of $28,000. For the year ended April 30, 2023, other expense, net resulted primarily from foreign currency transaction net losses.

Liquidity and Capital Resources

Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The following conditions raised substantial doubt about our ability to continue as a going concern: a history of net losses, working capital deficits, accumulated deficit and declining cash position. Going concern matters are more fully discussed in Notes to the Consolidated Financial Statements, Note 2, Summary of Significant Accounting Policies. No adjustments have been made to the financials statements as a result this uncertainty.

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. Most recently, we have met these cash requirements through cash on hand, working capital management, and sales of products and services. In the past, we have also received proceeds from certain private placements and public offerings of our securities. For the years ended April 30, 2024 and 2023, the Company had a net loss of approximately $7.3 million and a net loss of approximately $5.3 million, respectively. While we believe we have strategies to increase our revenues and reduce our costs which can be implemented without disrupting the business or completely restructuring the Company, there can be no assurances. In order to continue to fund our operations we may need to raise additional equity or debt capital in the near term and cannot provide any assurance that we will be successful in doing so, and if we can, on whether the terms will be acceptable to us. If we are unable to obtain additional financing in the near future, we may be required to pursue a reorganization proceeding, including under applicable bankruptcy or insolvency laws.

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash used in operating activities was $6.1 million for the year ended April 30, 2024. Net cash provided by operating activities was $4.0 million for the year ended April 30, 2023. The decrease in cash from operations was primarily due to the net loss realized in fiscal 2024.

Cash Flows from Investing Activities

Net cash used in investing activities was $836,000 and $2.9 million for the years ended April 30, 2024 and 2023, respectively. The cash used was for the investment in lab and computer equipment.

Cash Flows from Financing Activities

Net cash used in financing activities was $527,000 for the year ended April 30, 2024. Net cash provided by financing activities was $11,000 for the year ended April 30, 2023. Cash flows used in financing activities was for the repurchase of common stock per our stock buyback program and financing lease payments and was offset by stock options exercise proceeds.

Critical Accounting Policies

The following discussion of critical accounting policies identifies the accounting policies that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. It is not intended to be a comprehensive list of all of our significant accounting policies, which are more fully described in Note 2 to the consolidated financial statements included in this document. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management’s judgment in their application. There are also areas in which the selection of an available alternative policy would not produce a materially different result.

General

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States ("GAAP"). The preparation of the consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of contingent assets and liabilities. Significant estimates of the Company include, among other things, accounts receivable realization, revenue recognition, valuation allowance for deferred tax assets, recoverability of capitalized software development costs, and stock-based compensation and warrant assumptions. We base our estimates on historical experience, our observance of trends in particular areas and information or valuations and various other assumptions that we believe to be reasonable under the circumstances and which form the basis for making judgments about the carrying value of assets and liabilities that may not be readily apparent from other sources. Actual amounts could differ significantly from amounts previously estimated.

Revenue Recognition

The Company accounts for revenue under the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers. In accordance with ("ASC 606"), revenue is now recognized when, or as, a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services.

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

Recoverability of Capitalized Software Development Costs

The Company accounts for the cost of computer software obtained or developed for internal use as well as the software development and implementation costs associated with a hosting arrangement ("internal-use software") that is a service contract in accordance and with ASC 350, Intangibles - Goodwill and Other. We capitalize certain costs in the development of our internal-use software when the preliminary project stage is completed and the software has reached the point of technological feasibility. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose and available for sale. Capitalized costs are recorded as an asset and then amortized using the straight-line method over an estimated useful economic life of three years.

Capitalized software development costs are stated at gross cost less accumulated amortization. Recoverability of these capitalized costs is determined at each balance sheet date by comparing the forecasted future revenues from the related product, based on management’s best estimates using appropriate assumptions and projections at the time, to the carrying amount of the capitalized software development costs. If the carrying value is determined not to be recoverable from future revenues, an impairment loss is recognized equal to the amount by which the carrying amount exceeds the future revenues. During fiscal 2023, we recorded an asset impairment charge related to software development costs of $807,000. There were no impairment charges related to software development costs recorded during fiscal 2024.

Accounting for Income Taxes

We use the asset and liability method to account for income taxes. Significant management judgment is required in determining the provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against net deferred tax assets.  In preparing the consolidated financial statements, we are required to estimate income taxes in each of the jurisdictions in which we operate.  This process involves estimating the actual current tax liability together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, depreciation on property, plant and equipment, goodwill and losses for tax and accounting purposes.  These differences result in deferred tax assets, which include tax loss carry-forwards, and liabilities, which are included within the consolidated balance sheet.  We then assess the likelihood that deferred tax assets will be recovered from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. To the extent a valuation allowance is established or increased in a period, we include an expense within the tax provision of the consolidated statements of operations. As of April 30, 2024 and 2023, we have established a full valuation allowance for all deferred tax assets.

As of April 30, 2024 and 2023, we recognized a liability for uncertain tax positions on the balance sheet relative to foreign operations in the amount of $181,000. We do not anticipate any significant unrecognized tax benefits will be recorded during the next 12 months.  Any interest or penalties related to unrecognized tax benefits is recognized in income tax expense. The Company has not accrued any additional penalties or interest during the year ended April 30, 2024 as we believe the liability for uncertain tax positions accurately reflects penalties and/or interest as of this date.

Accounting Pronouncements Adopted

    In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses". This update requires immediate recognition of management’s estimates of current expected credit losses. Under the prior model, losses were recognized only as they were incurred. The new model is applicable to all financial instruments that are not accounted for at fair value through net income. The Company adopted this ASU on May 1, 2023 and the adoption did not have a material effect on its condensed consolidated financial statements and related disclosures.

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

Item 8. Financial Statements and Supplementary Data

The consolidated financial statements required pursuant to this Item are included in Item 15 of this Annual Report and are presented beginning on page F-1.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management's Report on Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2024, the end of our fiscal year covered by this Annual Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2024, our disclosure controls and procedures are effective.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. This rule defines internal control over financial reporting as a process designed by, or under the supervision of, Company management to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Management has assessed the effectiveness of our internal control over financial reporting using the components established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of April 30, 2024, the end of the fiscal year covered by this Annual Report.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the quarter ended April 30, 2024, that materially affected, or were reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained in our 2024 Proxy Statement and such information is incorporated herein by this reference.

Item 11. Executive Compensation

The information required by this Item will be contained in our 2024 Proxy Statement and such information is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our 2024 Proxy Statement and such information is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in our 2024 Proxy Statement and such information is incorporated herein by this reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be contained in our 2024 Proxy Statement and such information is incorporated herein by this reference.

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

Item 16. Form 10-K Summary

Not Required.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPIONS ONCOLOGY, INC.

July 19, 2024	/s/ RONNIE MORRIS
Ronnie Morris
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONNIE MORRIS	Chief Executive Officer and Director	July 19, 2024
Ronnie Morris	(principal executive officer)

/s/ DAVID MILLER	Chief Financial Officer	July 19, 2024
David Miller	(principal financial and accounting officer)

/s/ JOEL ACKERMAN	Director,	July 19, 2024
Joel Ackerman	Chairman of the Board of Directors

/s/ DAVID SIDRANSKY	Director	July 19, 2024
David Sidransky

/s/ ROBERT BRAININ	Director	July 19, 2024
Robert Brainin

/s/ SCOTT R. TOBIN	Director	July 19, 2024
Scott R. Tobin

/s/ DANIEL MENDELSON	Director	July 19, 2024
Daniel Mendelson

/s/ PHILIP BREITFELD	Director	July 19, 2024
Philip Breitfeld

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Champions Oncology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Champions Oncology, Inc. and Subsidiaries (the “Company") as of April 30, 2024 and 2023, and the related consolidated statements of operations, stockholders’ (deficiency) equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2024 and 2023, and the consolidated results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has experienced net losses and negative cash flows from operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Recognition

As described further in Note 2 to the consolidated financial statements, revenues are primarily derived from contracts with customers to provide pharmacology services with payments based on fixed fee arrangements. The Company recognizes revenue over time using a progress-based input method that depicts the transfer of control over the life of the performance obligation. Revenue is recognized for the single performance obligation over time due to the Company's right to payment for work performed to date and the performance does not create an asset with an alternative use. Customer payments may be made in advance or on a schedule in the statement of work (“SOW”) unrelated to when revenue is recognized resulting in deferred revenue. The determination of the progress as the overall performance obligation is being completed is based on the worked performed in accordance with the SOW and requires management estimates. Pharmacology services revenues for the years ended April 30, 2024 and 2023 were approximately $47.0 million and $50.7 million, respectively. Pharmacology deferred revenue as of April 30, 2024 and 2023 was approximately $12.0 million and $12.7 million, respectively.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. We obtained an understanding and evaluated the design of controls relating to the Company's revenue recognition and deferred revenue. Our audit procedures related to the recognition of revenue over time and deferred revenue included the following procedures, among others, (i) testing the Company’s estimates of project progress by evaluating the appropriate SOW and customer correspondence documentation, (ii) testing the significant assumptions used to develop the estimates of project progress pursuant to the SOW and (iii) testing completeness and accuracy of the underlying data.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2015.

EISNERAMPER LLP
West Palm Beach, Florida
July 19, 2024

CHAMPIONS ONCOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30
(In Thousands except for shares)

	2024	2023
ASSETS
Current assets:
Cash	$2,618	$10,118
Accounts receivable, net	9,526	8,011
Prepaid expenses and other current assets	1,495	1,328

Total current assets	13,639	19,457

Operating lease right-of-use assets, net	6,252	7,318
Property and equipment, net	5,721	7,186
Other long term assets	185	15
Goodwill	335	335

Total assets	$26,132	$34,311

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,800	$5,334
Accrued liabilities	2,160	2,270
Current portion of operating lease liabilities	1,337	1,208
Other current liabilities	150	145
Deferred revenue	12,094	12,776

Total current liabilities	21,541	21,733

Non-current portion operating lease liabilities	6,093	7,391
Other non-current liabilities	401	551

Total liabilities	$28,035	$29,675

Stockholders' (deficiency) equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 13,714,099 and 13,558,650 shares issued; and 13,593,766 and 13,544,228 shares outstanding at April 30, 2024 and 2023, respectively	14	14
Treasury Stock, at cost	(708)	(74)
Additional paid-in capital	83,384	82,013
Accumulated deficit	(84,593)	(77,317)

Total stockholders' (deficiency) equity	(1,903)	4,636

Total liabilities and stockholders' (deficiency) equity	$26,132	34,311

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Share and Per Share Amounts)

	Year Ended April 30,
	2024	2023
Oncology services revenue	$50,155	$53,870

Costs and operating expenses:
Cost of oncology services	29,401	29,532
Research and development	9,544	11,545
Sales and marketing	7,064	7,002
General and administrative	11,067	10,240
Loss on disposal of equipment	435	—
Asset impairment	—	807

Total costs and operating expenses	57,511	59,126

Loss from operations	(7,356)	(5,256)

Other income (expense):
Other income (expense), net	48	(11)

Loss before income tax expense	(7,308)	(5,267)
(Benefit) provision for income tax	(32)	68

Net loss	$(7,276)	$(5,335)

Net loss per common share outstanding
basic and diluted	$(0.54)	$(0.39)

Weighted average common shares outstanding
basic and diluted	13,547,604	13,541,559

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIENCY) EQUITY
(In Thousands except for shares)

							Total Stockholders' (Deficiency) Equity
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance, April 30, 2022	13,522,441	$14	—	—	$81,064	$(71,982)	$9,096
Stock-based compensation expense	—	—	—	—	864	—	864
Issuance of common stock on exercise of stock options	36,209	—	—	—	85	—	85
Repurchase of common stock	—	—	14,422	(74)	—	—	(74)
Net loss	—	—	—	—	—	(5,335)	(5,335)

Balance, April 30, 2023	13,558,650	$14	14,422	$(74)	$82,013	$(77,317)	$4,636
Stock-based compensation expense	—	—	—	—	1,118	—	1,118
Issuance of common stock on exercise of stock options	155,449	—	—	—	253	—	253
Repurchase of common stock	—	—	105,911	(634)	—	—	(634)
Net loss	—	—	—	—	—	(7,276)	(7,276)

Balance, April 30, 2024	13,714,099	$14	120,333	$(708)	$83,384	$(84,593)	$(1,903)

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended April 30,
	2024	2023
Operating activities:
Net loss	$(7,276)	$(5,335)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation expense	1,118	864
Depreciation and amortization expense	1,867	2,246
Net loss on disposal of equipment	435	—
Operating lease right-of-use assets	1,066	952
Asset impairment	—	807
Allowance for doubtful accounts and estimated credit losses	476	195

Changes in operating assets and liabilities:
Accounts receivable	(1,991)	1,308
Prepaid expenses and other current assets	(167)	(184)
Other long term assets	(169)	—
Accounts payable	465	2,465
Accrued liabilities	(109)	(145)
Operating lease liabilities	(1,169)	(907)
Deferred revenue	(683)	1,706

Net cash (used in) provided by operating activities	(6,137)	3,972

Investing activities:
Purchase of property and equipment	(836)	(2,872)

Net cash used in investing activities	(836)	(2,872)

Financing activities:
Proceeds from exercise of options	253	85
Repurchases of common stock	(634)	(74)
Finance lease payments	(146)	—

Net cash (used in) provided by financing activities	(527)	11

(Decrease) increase in cash	(7,500)	1,111
Cash, beginning of year	10,118	9,007

Cash, end of year	$2,618	$10,118

Non-cash financing and investing activities:
Purchased equipment under finance lease	—	368
Right-of-use assets obtained in exchange for operating lease liabilities	$—	$231

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

The Company has four operating subsidiaries: Champions Oncology (Israel), Limited, Champions Biotechnology U.K., Limited, Champions Oncology S.R.L., and Corellia AI, Inc. For the years ended April 30, 2024 and 2023, there were no revenues earned by these subsidiaries.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company operates in one reportable business segment.

Note 2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash, and with original maturities of three months or less to be cash equivalents. As of April 30, 2024 and 2023, the Company had cash balances of $2.6 million and $10.1 million, respectively, and no cash equivalents. The Company maintains its cash balances in three major financial institutions. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in its cash. If any liquidity and/or financial stability concerns arise with respect to

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

banks and financial institutions, either nationally or in specific regions, the Company's ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on its business, financial condition and results of operations.

Liquidity and Going Concern

In accordance with Accounting Standards Codification ("ASC") Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its obligations as they become due within one year after the date that the financial statements are issued. As required under ASC 205-40, management’s evaluation should initially not take into consideration the potential mitigating effects of management’s plans that have not been fully implemented as of the date the financial statements are issued. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

In performing this evaluation, we concluded that under the standards of ASC 205-40 the following conditions raised substantial doubt about our ability to continue as a going concern:

•a history of net losses, including a net loss of $7.3 million for the year ending April 30 2024;
•cash used in operations of $6.1 million for the year ended April 30, 2024;
•working capital deficit of $7.9 million as of April 30, 2024; and
•an accumulated deficit of $84.6 million.

The Company's liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. Most recently, the Company has met these cash requirements through cash on hand, working capital management, and sales of products and services. In the past, the Company has also received proceeds from certain private placements and public offerings of our securities. While the Company believes it has strategies to increase revenues and reduce costs which can be implemented without disrupting the business or completely restructuring the Company, there can be no assurances. Should the Company be required to raise additional capital or seek to obtain financing, there can be no assurance that management would be successful in raising such capital or obtaining such financing on terms acceptable to us, if at all.

The accompanying financial statements do not include any adjustments that might result from these uncertainties.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has no assets or liabilities that are measured at fair value on a recurring and/or non-recurring basis during the years ended April 30, 2024 and 2023.

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

Leases

The Company accounts for its leases under Financial Accounting Standards Board ("FASB") ASC Topic 842, Leases ("ASC 842"). Under this guidance, arrangements meeting the definition of a lease are classified as operating or financing leases and are

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

recorded on the consolidated balance sheet as both a right-of-use ("ROU") asset and lease liability, calculated by discounting fixed lease payments over the lease term at the rate implicit in the lease or the Company’s incremental borrowing rate. As the Company's leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Lease liabilities are increased by interest and reduced by payments each period, and the right-of-use asset is amortized over the lease term. For operating leases, interest on the lease liability and the amortization of the right-of-use asset result in straight-line rent expense over the lease term.

Amortization expense for the ROU asset associated with its finance leases is recognized on a straight-line basis over the term of the lease and interest expense associated with its finance lease is recognized on the balance of the lease liability using the effective interest method based on the estimated incremental borrowing rate.

Impairment of Long-Lived Assets

Impairment losses are to be recognized when the carrying amount of a long-lived asset is not recoverable or exceeds its fair value.  The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that a carrying value may not be recoverable.  The Company uses estimates of future cash flows over the remaining useful life of a long- lived asset or asset group to determine the recoverability of the asset.  These estimates only include the net cash flows directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the asset or asset group.  For the year ending April 30, 2023, the Company recognized an impairment loss of $807,000 for its Lumin Bioinformatics platform ("Lumin") resulting from a recoverability analysis performed at that date. The net book value of Lumin at April 30, 2023 was zero. The Company did not recognized any impairment losses for the Company’s long-lived assets for the year ending April 30, 2024. Refer to Note 4, "Property and Equipment".

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

The Company assesses goodwill impairment by reporting unit. Translational Oncology Solutions ("TOS") is the only reporting unit with remaining goodwill. Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of the businesses.  Future events, including but not limited to continued declines in economic activity, loss of contracts or a significant number of customers, or a rapid increase in costs or capital expenditures, could cause us to conclude that impairment indicators exist and that goodwill is impaired. For the years ended April 30, 2024 and 2023, the Company's annual assessment did not result in any impairment indicators.

Deferred Revenue

Deferred revenue represents payments received in advance of products to be delivered or services to be performed.  When products are delivered and/or services are performed, deferred revenue is recognized as earned. Revenue related to deferred revenue is expected to be recognized within one year.

Other Non-Current Liabilities

Other non-current liabilities represent amounts for uncertain tax positions relating to one of our foreign entities and a financing lease of laboratory equipment in exchange for a lab supplies purchasing commitment.

Cost of Oncology Services

Cost of oncology services relates primarily to our TOS business unit. TOS costs consist of direct costs related to laboratory supplies, mice purchases, and maintenance costs for studies completed internally as well as charges from Contract Research

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Organizations for studies handled externally. Indirect costs include salaries and other payroll related costs of compensation for personnel directly engaged in providing TOS products and services. All costs of performing studies in-house are expensed as incurred. All costs of performing studies from external sources, are expensed when incurred.

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

Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements.  In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established.  The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized.  Changes in valuation allowances from period to period are included in the tax provision in the period of change. As of April 30, 2024 and 2023, the Company provided a valuation allowance for all net deferred tax assets, as recovery is not more likely than not based on an insufficient history of earnings.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company reflects tax benefits only if it is more likely than not that we will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  As of April 30, 2024 and 2023, the Company has recorded $181,000 of liabilities related to uncertain tax positions relative to one of its foreign operations.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company accrued $0 for any additional interest and or penalties on the Company’s consolidated statements of operations for the years ended April 30, 2024 and 2023, respectively, as the Company believes its recorded liability for uncertain tax positions covers any potential interest and/or penalties. The Company does not anticipate any significant unrecognized tax benefits to be recorded during the next 12 months. For the years ended April 30, 2024 and 2023, the Company recognized a benefit for income taxes of $32,000 and a provision for income taxes of $68,000, respectively. These amounts are mainly attributable to taxable income earned in Israel and Italy relating to transfer pricing, U.S. state net operating loss limitations and, in fiscal 2024, net of a return to provision adjustment in Israel of $95,000.

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

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Accounting Pronouncements Adopted

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses". This update required immediate recognition of management’s estimates of current expected credit losses ("CECL"). Under the prior model, losses were recognized only as they were incurred. The new model is applicable to all financial instruments that are not accounted for at fair value through net income. The Company adopted this ASU on May 1, 2023 and the adoption did not have a material effect on its consolidated financial statements and related disclosures.

Note 3. Accounts Receivable, Unbilled Services and Deferred Revenue

Accounts receivable and unbilled services were as follows (in thousands):

	April 30, 2024	April 30, 2023	April 30, 2022

Accounts receivable	$4,886	$3,843	$6,037
Unbilled services	5,941	4,993	4,106
Total accounts receivable and unbilled services	10,827	8,836	10,143
Less: allowance for doubtful accounts and estimated credit losses	(1,301)	(825)	(630)
Total accounts receivable, net	$9,526	$8,011	$9,513

Deferred revenue was as follows (in thousands):

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	April 30, 2024	April 30, 2023

Deferred revenue	$12,094	$12,776

Deferred revenue is shown as a current liability on the Company's balance sheet.

Note 4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	April 30,
	2024	2023
Furniture and fixtures	$246	$246
Computer equipment and software	2,152	2,102
Laboratory equipment	11,506	10,390
Capitalized software development costs	1,888	1,888
Assets in progress	3	1,079
Leasehold improvements	317	111

Total property and equipment	16,112	15,816
Less: Accumulated depreciation and amortization	(10,391)	(8,630)

Property and equipment, net	$5,721	$7,186

    Depreciation and amortization expense was $1.9 million and $2.2 million for the years ended April 30, 2024 and 2023, respectively. Depreciation and amortization expense, excluding expense recorded under finance leases, was $1.7 million and $2.1 million for the years ended April 30, 2024 and 2023, respectively.

    As of April 30, 2024 and 2023, property, plant and equipment included gross assets held under finance leases of $1.0 million, respectively. Related depreciation expense for these assets was $146,000 and $135,000 for the years ended April 30, 2024 and 2023, respectively.

During the year ended April 30, 2024, the Company disposed of lab equipment with a cost of $542,000 and accumulated depreciation of $107,000 as of the disposal date, resulting in a loss on disposal of equipment recorded of $435,000. There were no disposals and therefore no gain or loss recorded during the year ended April 30, 2023.

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
The Company capitalized development and implementation costs in accordance with accounting guidance for its bioinformatics platform, Lumin. Lumin is the Company's oncology data-driven software program and data tool which operates as Software as a Service (SaaS). These capitalized costs represent salaries, including direct payroll-related costs, certain software development consultant expenses and molecular sequencing programming costs incurred in the engineering and

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

coding of the software development. Total capitalized gross asset costs for the Lumin platform that was launched and placed into service were $1.9 million. During the fourth quarter of fiscal year 2023, an impairment loss for Lumin was recognized equal to the amount by which the carrying amount exceeded the future net revenues, or, its net book value at April 30, 2023 of $807,000. Amortization expense related to this asset was $0 and $630,000 for the years ended April 30, 2024 and 2023, respectively.

Finance Lease

During fiscal 2022, the Company recognized a finance lease for laboratory equipment. This equipment was obtained as the result of a laboratory supplies purchase commitment with costs of approximately $370,000 at inception through December 2025. Cash payments for this lease are in the form of consideration for purchasing lab supplies under a purchase commitment agreement. The present value of the minimum future obligations of $370,000 was calculated based on an interest rate of 3.25%. Depreciation and amortization expense related to this finance lease was $75,000 and $72,000 for the years ended April 30, 2024 and 2023, respectively. Interest on the related finance lease liability was approximately $6,000 and $8,000 for the years ended April 30, 2024 and 2023, respectively.

During fiscal 2023, the Company recognized a finance lease for laboratory equipment. This equipment was obtained as the result of a laboratory supplies purchase commitment with costs of approximately $368,000 at inception through December 2025. Cash payments for this lease are in the form of consideration for purchasing lab supplies under a purchase commitment agreement. The present value of the minimum future obligations of $368,000 was calculated based on an interest rate of 3.5%. Depreciation and amortization expense related to this finance lease was $71,000 and $63,000 for the years ended April 30, 2024 and 2023, respectively. Interest on the related finance lease liability was approximately $9,000 and $11,000 for the years ended April 30, 2024 and 2023, respectively.

Future minimum lease payments due each fiscal year as follows (in thousands):

2025	$160
2026	140
2027	80
2028	7
Thereafter	—
Total undiscounted liabilities	387
Less: Imputed interest	(16)
Present value of minimum lease payments	$371

Note 5. Revenue from Contracts with Customers

Oncology Services Revenue

The following table represents disaggregated revenue for the twelve months ended April 30, 2024 and 2023:

	Year Ended April 30,
	2024	2023
Pharmacology services	$47,035	$50,708
Other TOS revenue	3,102	3,046
Personalized oncology services	18	116
Total oncology services revenue	$50,155	$53,870
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

Note 6. Significant Customers

For the year ended April 30, 2024, one of our customers accounted for more than 10% of our total revenue, at 10%. For the year ended April 30, 2023, one of our customers accounted for more than 10% of our total revenue, at 14%. This was the same customer for both years.

As of April 30, 2024, one customer accounted for 12% of our total accounts receivable balance. As of April 30, 2023, the same customer accounted for 14% of our total accounts receivable balance.

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

Royalties

The Company contracts with third-party vendors to license tumor samples for development into PDX models and use in our TOS business. These types of arrangements have an upfront fee ranging from approximately nil to $30,000 per tumor sample depending on the successful growth of the tumor model and ability to develop them into a sellable product. The upfront costs are expensed as incurred. In addition, under certain agreements, for a limited period of time, the Company is subject to royalty payments if the licensed tumor models are used for sale in our TOS business, ranging from 2% to 20% of the contract price after recouping certain initiation costs. Some of these arrangements also set forth an annual minimum royalty due regardless of tumor models used for sale. For the years ended April 30, 2024 and 2023, we have recognized approximately $362,000 and $212,000 in expense related to these royalty arrangements, respectively.

Note 8. Stock-based Payments

Stock-based compensation in the amount of $1.1 million and $864,000 was recognized for years ended April 30, 2024 and 2023, respectively. Stock-based compensation costs were recorded as follows (in thousands):

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended April 30,
	2024	2023
General and administrative	$706	$505
Sales and marketing	168	192
Research and development	21	19
TOS cost of sales	223	148

Total stock-based compensation expense	$1,118	$864

The Company has in place a 2021 Equity Incentive Plan and 2010 Equity Incentive Plan ("the Plans"). In general, these plans provide for stock-based compensation to the Company’s employees, directors and non-employees. The plans also provide for limits on the aggregate number of shares that may be granted, the term of grants and the strike price of option awards.

2021 Equity Incentive Plan

As part of the 2021 Annual Shareholders Meeting, shareholders approved the adoption of the 2021 Equity Incentive Plan (“2021 Equity Plan”). The purpose of the 2021 Equity Plan is to grant (i) Non-statutory Stock Options; (ii) Incentive Stock Options; (iii) Restricted Stock Awards; and/or (iv) Stock Appreciation Rights (collectively, stock-based compensation) to its employees, directors and non-employees. Total stock awards under the 2021 Equity Plan shall not exceed 2 million shares of common stock. Options and Stock Appreciation Rights expire no later than ten years from the date of grant and the awards vest as determined by the Board of Directors (the "Board") or Chief Executive Officer. Options and Stock Appreciation Rights have a strike price not less than 100% of the fair market value of the common stock subject to the option or right at the date of grant. As of April 30, 2024, approximately 1.3 million shares were left to issue under this plan.

2010 Equity Incentive Plan

On February 18, 2011, shareholders owning a majority of the issued and outstanding shares of the Company executed a written consent approving the 2010 Equity Incentive Plan (“2010 Equity Plan”). The purpose of the 2010 Equity Plan is to grant (i) Non-statutory Stock Options; (ii) Restricted Stock Awards; and (iii) Stock Appreciation Rights (collectively, stock-based compensation) to its employees, directors and non-employees. Total stock awards under the 2010 Equity Plan shall not exceed 30,000,000 shares of common stock. Options and Stock Appreciation Rights expire no later than ten years from the date of grant and the awards vest as determined by the Board. Options and Stock Appreciation Rights have a strike price not less than 100% of the fair market value of the common stock subject to the option or right at the date of grant. After February 2021, no more shares were available to be issued from this plan.

Director Compensation Plan

On December 12, 2013, the Compensation Committee of the Board (the "Committee") adopted changes to the Director Compensation Plan of 2010 (the “Director Plan”) effective December 1, 2013.  Under the Director Plan, independent directors of the Company were entitled to an annual award of a five-year option to purchase 8,333 shares of the Company’s common stock, and the Chairman of the Board of the Company was entitled to an annual award of a five-year option to purchase 16,667 shares of the Company’s common stock.  Independent directors who serve as chairperson of a committee were also to receive an annual grant of a five-year option to purchase 1,667 shares of the Company’s common stock. During fiscal year 2021, the Committee adopted the Director Compensation Plan of 2021 (the "2021 Plan"). Under the 2021 Plan, independent directors are entitled to an annual base compensation of $100,000 which can be received in either ten-year company options or a combination of company options and cash, not to exceed $35,000. The Chairman of the Board’s annual compensation was set at an equivalent of $150,000. Compensation for independent directors who serve as chairperson of a committee was set at an equivalent of between $110,000 to $120,000. All options issued under the 2021 Plan vest quarterly at a rate of 25%. Option grants will typically be issued after the annual shareholder meeting which will generally be held in October of each year. New directors will receive compensation upon joining the Board equal to a pro-rata equivalent for the remainder of the year. Options issued under the 2021 Plan are issued pursuant to the 2021 Equity Plan.

Stock Option Grants

Black-Scholes weighted average assumptions used to calculate the fair value of options granted during the years ended April 30, 2024 and 2023 were as follows:

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended April 30,
	2024	2023
Expected term in years	6	6
Risk-free interest rates	4.0% - 4.5%	2.9% - 3.9%
Volatility	63% - 64%	61% - 63%
Dividend yield	0%	0%

The weighted average fair value of stock options granted during the years ended April 30, 2024 and 2023, was $3.75 and $4.31, respectively. The Company’s stock options activity and related information as of and for the years ended April 30, 2024 and 2023 is as follows:

	Directors and Employees	Non- Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2023	1,739,336	36,331	1,775,667	$4.80	4.6	$2,683,000
Granted	444,730	—	444,730	6.08	9.5	$—
Exercised	(155,449)	—	(155,449)	2.31
Canceled	(50,535)	—	(50,535)	4.82
Forfeited	(40,750)	—	(40,750)	6.21
Expired	(54,166)	—	(54,166)	12.78

Outstanding, April 30, 2024	1,883,166	36,331	1,919,497	5.04	5.2	$2,172,000

Vested and expected to vest as of April 30, 2024	1,883,166	36,331	1,919,497	5.04	5.2	$2,172,000

Exercisable as of April 30, 2024	1,481,145	3,750	1,484,895	4.65	4.2	$2,172,000

	Directors and Employees	Non- Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2022	1,617,324	40,915	1,658,239	4.51	4.9	$6,131,000
Granted	186,720	—	186,720	7.22	9.4	—
Exercised	(36,209)	—	(36,209)	3.21
Canceled	(13,874)	—	(13,874)	3.93
Forfeited	(14,625)	—	(14,625)	7.94
Expired	—	(4,584)	(4,584)	5.40

Outstanding, April 30, 2023	1,739,336	36,331	1,775,667	4.80	4.6	$2,683,000

Vested and expected to vest as of April 30, 2023	1,739,336	36,331	1,775,667	4.80	4.6	$2,683,000

Exercisable as of April 30, 2023	1,436,932	1,875	1,438,807	4.35	3.8	$2,681,000

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Share Repurchase Program

On March 29, 2023, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $5.0 million of the Company’s common stock. The share repurchase program is designed in accordance with Rule 10b-18 of the Exchange Act. The shares may be purchased from time to time in the open market, as permitted under applicable rules and regulations, at prevailing market prices. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The program does not obligate the Company to acquire a minimum number of shares. As of April 30, 2024, the Company had purchased approximately 120,300 shares of its common stock, at an average price of $5.73 per share, totaling approximately $708,000 and leaving an available balance of approximately $4.3 million authorized by the Board for use in the program as of that date.

Note 9. Provision for (Benefit from) Income Taxes

The components of the (benefit) provision for income taxes are as follows (in thousands):

	Year Ended April 30, 2024
	Federal	State	Foreign	Total
Current	$—	$7	$(39)	$(32)

Total	$—	$7	$(39)	$(32)

	Year Ended April 30, 2023
	Federal	State	Foreign	Total
Current	$—	$15	$53	$68

Total	$—	$15	$53	$68

A reconciliation between the Company’s effective tax rate and the United States statutory tax rate for the years ended April 30, 2024 and 2023 is as follows:

	Year Ended April 30,
	2024	2023
Federal income tax at statutory rate	21.0%	21.0%
US vs. foreign tax rate difference	(0.1)	(0.2)
State income tax, net of federal benefit	(2.3)	2.2
Permanent differences	0.4	(0.5)
Increase in uncertain tax position	—	—
Change in valuation allowance	(18.5)	(23.8)

Income tax expense	0.5%	(1.3)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities as of April 30, 2024 and 2023 consist of the following (in thousands):

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of April 30,
	2024	2023
Accrued liabilities	$1,269	$273
Operating leases	279	403
Depreciation and amortization	(318)	(297)
Stock-based compensation expense	3,792	4,024
Capitalized research and development costs	4,046	2,597
Net operating loss carry-forward	9,038	9,756

Total deferred tax assets	18,106	16,756
Less: Valuation allowance	(18,106)	(16,756)

Net deferred tax asset	$—	$—

Management has evaluated the available evidence about future tax planning strategies, taxable income, and other possible sources of realization of deferred tax assets and has established a full valuation allowance against its net deferred tax assets as of April 30, 2024 and 2023.  For the years ended April 30, 2024 and 2023, the Company recorded a valuation allowance of $18.1 million and $16.8 million, respectively. The net changes in the valuation allowance of $1.4 million and $1.3 million during the fiscal years ended April 30, 2024 and 2023, respectively, were mainly due to increases in the deferred tax asset related to capitalized research expenses and other timing differences. Management continues to assess the realizability of the deferred tax assets at each interim and annual balance sheet date based upon actual and forecasted operating results.

As of April 30, 2024 and 2023, the Company’s estimated U.S. net operating loss carry-forwards were approximately $38.6 million and $41.3 million, respectively. Net operating losses generated prior to May 1, 2018 have a 20-year carryforward and will begin expiring in 2025 for federal and 2031 for state purposes. Losses generated in the fiscal years since the year ended April 30, 2019 may be carried forward indefinitely.  A valuation allowance has been recorded against all of these loss carryforwards.

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

 The Company files income tax returns in various jurisdictions with varying statutes of limitations.  As of April 30, 2024, the earliest tax year still subject to examination for state purposes is fiscal 2020.  The Company’s tax years for periods ending April 30, 2002 and forward are subject to examination by the United States and certain states due to the carry-forward of unutilized net operating losses.

The following table indicates the changes to the Company’s uncertain tax positions for the period and years ended April 30, 2024 and 2023 in thousands:

	Year Ended April 30,
	2024	2023
Balance, beginning of the year	$181	$181
Addition based on tax positions related to prior years	—	—
Payment made on tax positions related to prior years	—	—
Addition based on tax positions related to current year	—	—

Balance, end of year	$181	$181

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of April 30, 2024 and 2023, the above amounts of $181,000 for each fiscal year were included in other long-term liabilities.

Note 10. Earnings Per Share
A reconciliation of net income and number of shares used in computing basic and diluted earnings per share was as follows:

	Year Ended April 30,
	2024	2023
Basic and diluted net loss per share computation (dollars in thousands):
Net loss attributable to common stockholders	$(7,276)	$(5,335)
Weighted Average common shares - basic and diluted	13,547,604	13,541,559
Basic and diluted net loss per share	$(0.54)	$(0.39)

The following table reflects the total potential stock-based instruments outstanding at April 30, 2024 and 2023 that could have an effect on the future computation of dilution per common share. These figures were not included in the above calculation as, to do so, would be antidilutive:

	Year Ended April 30
	2024	2023
Stock options	1,919,497	1,775,667

Total common stock equivalents	1,919,497	1,775,667

Note 11. Related Party Transactions

Related party transactions include transactions between the Company and its shareholders, management, or affiliates.  The following transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

Consulting Services

For both years ended April 30, 2024 and 2023, the Company paid a member of its Board of Directors $36,000 for consulting services unrelated to his duties as a board member. All of the amounts paid to these related parties have been recognized in expense in the period the services were performed within general and administrative expenses.

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

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating Leases

The Company currently leases certain office equipment and its office and laboratory facilities under non-cancelable operating leases. Rent expense for operating leases is recognized on a straight-line basis over the lease term from the lease commencement date through the scheduled expiration date. Rent expenses totaled $1.8 million and $1.9 million for the years ended April 30, 2024 and 2023, respectively.

The Company leases the following facilities:

•One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in November 2026. The Company recognized $77,000 and $83,000 of rent expense relative to this lease for fiscal 2024 and 2023, respectively.
•1330 Piccard Drive Suite 025, Rockville, MD 20850, which consists of laboratory and office space where the Company conducts operations related to its primary service offerings. The Company executed the original lease in January 2017. The lease was amended to expand the premises and extend the expiration date in March 2020 and again in December 2020. The operating commencement date was August 11, 2017. This lease expires in February 2029. The Company recognized $1.7 million of rent expense for both fiscal 2024 and 2023.
•VIA LEONE XIII, 14, Milan, Italy, which consists of laboratory and office space where the Company conducts operations related to its flow cytometry service offerings. The Company executed separate leases for its laboratory space and office space during fiscal 2022. During fiscal 2023, the Company executed a new lease to consolidate its office and laboratory space at a new nearby location in Italy. The lease expires October 31, 2028 and it replaces the previous two leases, which were terminated during fiscal 2023. The Company recognized $50,000 and $98,000 of rent expense associated with the leases in Italy for fiscal 2024 and 2023, respectively.

ROU assets and lease liabilities related to our current operating leases are as follows (in thousands):

	April 30, 2024	April 30, 2023
Operating lease right-of-use assets, net	6,252	7,318
Current portion of operating lease liabilities	1,337	1,208
Non-current portion of operating lease liabilities	6,093	7,391

As of April 30, 2024, the weighted average remaining operating lease term and the weighted average discount rate were 4.7 years and 5.88%, respectively. As of April 30, 2023, the weighted average remaining operating lease term and the weighted average discount rate were 5.7 years and 5.82%, respectively.

Future minimum lease payments for operating leases due each fiscal year as follows (in thousands):

2025	$2,902
2026	2,950
2027	2,916
2028	2,867
2029	2,392
Thereafter	—
Total undiscounted liabilities	14,027
Less: Imputed interest	(6,597)
Present value of minimum lease payments	$7,430

The composition of total lease cost for the years ended April 30, 2024 and 2023 were as follows (in thousands):

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended April 30
	2024	2023
Operating lease costs	$1,680	$1,566

Financing lease costs:
Amortization of leased assets	146	135
Interest on lease liabilities	15	19

Total lease costs	$1,841	$1,720

Refer to Note 4, Property and Equipment, for more information on financing leases.

Exhibit Index

Exhibit No.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Appendix A to the Company’s Information Statement on Schedule 14C filed March 7, 2011)

3.1.1	Certificate of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed April 28, 2015)

3.2	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 9, 2017)

4.1	Description of Registered Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed July 28, 2020)

10.1	Employment Agreement, dated November 5, 2013, between the Company and Ronnie Morris, M.D. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed November 12, 2013)

10.2	Amendment to Employment Agreement, dated March 16, 2015, between the Company and Ronnie Morris (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed March 20, 2015)

10.3	Offer Letter dated June 3, 2013 between the Company and David Miller (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 3, 2013)

10.4	2010 Equity Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Information Statement on Schedule 14C filed March 7, 2011)

10.5	Form of Note Purchase Agreement, dated December 1, 2014, between the Company and each of Joel Ackerman and Ronnie Morris (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 5, 2014)

10.6	Form of Convertible Promissory Note, dated December 1, 2014, issued to each of Joel Ackerman and Ronnie Morris in connection with the Note Purchase Agreement, dated December 1, 2014 between the Company and each of Joel Ackerman and Ronnie Morris incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 5, 2014)

10.7	Amendment No. 1 to Convertible Promissory Note, dated December 1, 2014 issued to Joel Ackerman in connection with the Note Purchase Agreement, dated December 1, 2014, between the Company and each of Joel Ackerman and Ronnie Morris (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 2, 2015)

10.8	Amendment No. 1 to Convertible Promissory Note, dated December 1, 2014 issued to Ronnie Morris in connection with the Note Purchase Agreement, dated December 1, 2014, between the Company and each of Joel Ackerman and Ronnie Morris (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 2, 2015)

10.9	Amended and Restated 2011 Securities Purchase Agreement, dated March 13, 2015, between the Company and each person or entities that are signatories to the Securities Purchase Agreement, dated March 24, 2011, between the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 17, 2015)

10.10	Form of warrant issued to each person or entities that are signatories to the Securities Purchase Agreement, dated March 24, 2011, between the Company and each investor identified on the signature page thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 30, 2013)

10.11	Amendment No. 1 to warrants, dated March 13, 2015, between the Company and each person or entities that are signatories to the Securities Purchase Agreement, dated March 24, 2011, between the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed March 17, 2015)

10.12	Amended and Restated 2013 Securities Purchase Agreement, dated March 13, 2015, between the Company and each person or entities that are signatories to the Securities Purchase Agreement, dated January 28, 2013, between the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 17, 2015)

10.13	Form of warrant issued to each person or entities that are signatories to the Securities Purchase Agreement, dated January 28, 2013, between the Company and each investor identified on the signature page thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed January 30, 2013)

10.14	Amendment No. 1 to warrants, dated March 13, 2015, between the Company and each person or entities that are signatories to the Securities Purchase Agreement, dated January 28, 2013, between the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed March 17, 2015)

10.15	Put Right Agreement, dated January 29, 2014, between the Company and each of Joel Ackerman and Ronnie Morris (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 6, 2014)

10.16	Securities Purchase Agreement, dated March 11, 2015, between the Company and each investor identified on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2015)

10.17	Amended and Restated Registration Rights Agreement, dated March 13, 2015, between the Company and each person or entities that are signatories to (i) the Securities Purchase Agreement, dated March 24, 2011, between the Company and each investor identified on the signature page thereto, (ii) the Securities Purchase Agreement, dated January 28, 2013, between the Company and each investor identified on the signature page thereto, and (iii) the Securities Purchase Agreement, dated March 11, 2015, between the Company. And each investor identified on the signature page thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 17, 2015)

10.18	Form of Investor Warrant issued to each person or entities that are signatories to the Securities Purchase Agreement, dated March 11, 2015, between the Company and each investor identified on the signature page thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 17, 2015)

10.19	Option Exchange Agreement, dated March 16, 2015, between the Company and Joel Ackerman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2015)

10.20	Option Exchange Agreement, dated March 16, 2015, between the Company and Ronnie Morris (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 20, 2015)

10.21	Option Exchange Agreement, dated March 16, 2015, between the Company and David Miller (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 20, 2015)

14	Code of Ethics (incorporated by reference to Exhibit 14 of the April 30, 2008 Form 10-KSB)

21	List of Subsidiaries*

23.1	Consent of Independent Registered Public Accounting Firm*

31.1
Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2
Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Section Certification of Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

97	Policy Related to Recovery of Erroneously Awarded Compensation, adopted December 1, 2023*

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

__________________________
* Filed herewith

** Furnished hereto.

*** Management contract or compensatory plan or arrangement.