Form 10-Q
period 2024-07-31
CHAMPIONS ONCOLOGY, INC.
filed 2024-09-13
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2024
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
 The number of shares of common stock of the Registrant outstanding as of September 10, 2024 was 13,593,767.

DOCUMENTS INCORPORATED BY REFERENCE - None

INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2024

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHAMPIONS ONCOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	July 31, 2024	April 30, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,892	$2,618
Accounts receivable, net	9,032	9,526
Prepaid expenses and other current assets	1,254	1,495

Total current assets	13,178	13,639

Operating lease right-of-use assets, net	5,963	6,252
Property and equipment, net	5,272	5,721
Other long-term assets	185	185
Goodwill	335	335

Total assets	$24,933	$26,132

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,235	$5,800
Accrued liabilities	2,097	2,160
Current portion of operating lease liabilities	1,369	1,337
Other current liability	151	150
Deferred revenue	10,312	12,094

Total current liabilities	19,164	21,541

Non-current operating lease liabilities	5,738	6,093
Other non-current liabilities	363	401

Total liabilities	$25,265	$28,035

Stockholders’ equity (deficiency):
Common stock, $.001 par value; 200,000,000 shares authorized; 13,714,099 and 13,714,099 shares issued; and 13,593,766 and 13,593,766 outstanding as of July 31, 2024 and April 30, 2024, respectively	14	14
Treasury stock, at cost	(708)	(708)
Additional paid-in capital	83,642	83,384
Accumulated deficit	(83,280)	(84,593)

Total stockholders’ equity (deficiency)	(332)	(1,903)

Total liabilities and stockholders’ equity (deficiency)	$24,933	$26,132

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
4

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended July 31,
	2024	2023

Oncology services revenue	$14,061	$12,561

Costs and operating expenses:
Cost of oncology services	7,072	7,684
Research and development	1,454	2,793
Sales and marketing	1,679	1,696
General and administrative	2,527	2,940

Total costs and operating expenses	12,732	15,113

Income (loss) from operations	1,329	(2,552)

Other income	5	14

Income (loss) before provision for income taxes	1,334	(2,538)
Provision for income taxes	21	28

Net income (loss)	$1,313	$(2,566)

Net income (loss) per common share outstanding
basic	$0.10	$(0.19)
and diluted	$0.09	$(0.19)

Weighted average common shares outstanding
basic	13,593,766	13,506,782
and diluted	14,042,379	13,506,782

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Dollars in Thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficiency)
	Shares	Amount	Shares	Amount
Balance April 30, 2024	13,714,099	$14	120,333	$(708)	$83,384	$(84,593)	$(1,903)
Stock-based compensation	—	—	—	—	258	—	258
Net income	—	—	—	—	—	1,313	1,313
Balance July 31, 2024	13,714,099	$14	120,333	$(708)	$83,642	$(83,280)	$(332)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance April 30, 2023	13,544,228	$14	14,422	$(74)	$82,013	$(77,317)	$4,636
Stock-based compensation	—	—	—	—	423	—	423
Issuance of common stock on exercise of stock options	40,897	—	—	—	12	—	12
Repurchase of common stock	(101,015)	—	101,015	(602)			(602)
Net loss	—	—	—	—	—	(2,566)	(2,566)
Balance July 31, 2023	13,484,110	$14	115,437	$(676)	$82,448	$(79,883)	$1,903

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Three Months Ended July 31,
	2024	2023
Operating activities:
Net income (loss)	$1,313	$(2,566)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	258	423
Depreciation and amortization expense	449	445
Operating lease right-of use assets	289	270
Allowance for doubtful accounts and estimated credit losses	(71)	162
Changes in operating assets and liabilities:
Accounts receivable	565	(1,099)
Prepaid expenses and other current assets	241	223
Other long term assets	—	(169)
Accounts payable	(565)	424
Accrued liabilities	(63)	(178)
Operating lease liabilities	(323)	(292)
Deferred revenue	(1,782)	(1,634)

Net cash provided by (used in) operating activities	311	(3,991)

Investing activities:
Purchase of property and equipment	—	(668)

Net cash used in investing activities	—	(668)

Financing activities:
Proceeds from exercise of options	—	12
Finance lease payments	(37)	—
Repurchases of common stock	—	(602)
Net cash used in financing activities	(37)	(590)

Increase (decrease) in cash	274	(5,249)
Cash at beginning of period	2,618	10,118

Cash at end of period	$2,892	$4,869

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization, Use of Estimates and Basis of Presentation

Champions Oncology, Inc. (the "Company", "us", "we", and "our") is a technology-enabled research organization engaged in creating technology solutions to be utilized in drug discovery and development. The Company's research center operates in both regulatory and non-regulatory environments and consists of a comprehensive set of computational and experimental research platforms. Its pharmacology, biomarker, and data platforms are designed to facilitate drug discovery and development at lower costs and increased speeds.

The Company has four operating subsidiaries: Champions Oncology (Israel), Limited, Champions Biotechnology U.K., Limited, Champions Oncology, S.R.L. (Italy), and Corellia A.I.. For the three months ended July 31, 2024 and 2023, there were no revenues earned by these subsidiaries.

The Company’s functional currency for its foreign subsidiaries is the U.S. dollar. Transaction gains and losses are recognized in earnings. The Company is subject to foreign exchange rate fluctuations in connection with the Company’s international operations.

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company operates in one reportable business segment.

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Intercompany transactions and accounts have been eliminated. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted. The April 30, 2024 condensed consolidated balance sheet in the accompanying interim condensed consolidated financial statements was derived from audited consolidated financial statements. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in the Company’s annual consolidated financial statements for the fiscal year ended April 30, 2024, as filed in the Company's Annual Report on Form 10-K with the SEC on July 19, 2024 (the "Annual Report"). In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the Annual Report. The results of operations for the interim periods are not necessarily indicative of the results of operations for a full fiscal year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note 2. Significant Accounting Policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements are disclosed in our 2024 Annual Report and there have been no changes to the Company's significant accounting policies during the three months ended July 31, 2024.

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

In performing this evaluation, we concluded that under the standards of ASC 205-40 the following conditions raised substantial doubt about our ability to continue as a going concern:

• a history of net losses, including a net loss of $7.3 million for the year ending April 30 2024;
• cash used in operations of $6.1 million for the year ended April 30, 2024 and cash provided for the three months ended July 31, 2024 of $311,000;
• working capital deficit of $6.0 million as of July 31, 2024; and
• an accumulated deficit of $83.3 million as of July 31, 2024.

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

The following table reflects these calculations. Note, as of July 31, 2023, all of the Company's potential common stock was considered anti-dilutive.

	Three Months Ended July 31,
(Dollars in Thousands)	2024	2023
Basic net income (loss) per share computation:
Net income (loss) attributable to common stockholders	$1,313	$(2,566)
Weighted Average common shares – basic	13,593,766	13,506,782
Basic net income (loss) per share	$0.10	$(0.19)

Diluted net income (loss) per share computation:
Net income (loss) attributable to common stockholders	$1,313	$(2,566)
Weighted Average common shares	13,593,766	13,506,782
Incremental shares from assumed exercise of stock options	448,613	—
Adjusted weighted average share – diluted	14,042,379	13,506,782

Diluted net income (loss) per share	$0.09	$(0.19)

The following table reflects the total potential share-based instruments outstanding at July 31, 2024 and 2023 including those that could have an effect on the future computation of dilution per common share, had their effect not been anti-dilutive due to the Company's net losses in the related periods:

	July 31,
	2024	2023
Total common stock equivalents	1,131,624	1,766,752

Income Taxes

    Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements. In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient earnings history, a valuation allowance is established. The Company's ability to utilize net operating losses (“NOL”) carryforwards to offset future taxable income would be limited if the Company had undergone or were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code (the “IRC”). The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. As of July 31, 2024 and April 30, 2024, the Company provided a valuation allowance for all net deferred tax assets as it is more likely than not that the assets will not be recovered based on an insufficient history of earnings.

The Company reflects tax benefits only if it is more likely than not that the Company will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  The Company recorded $181,000 of liabilities related to uncertain tax positions relative to one of its foreign operations as of July 31, 2024 and April 30, 2024.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not recognize interest or penalties on its consolidated statements of operations during the three month period ended July 31, 2024 and 2023. The Company does not anticipate unrecognized tax benefits will be recorded during the next 12 months.

The provision for income taxes for the three months ended July 31, 2024 and 2023 was $21,000 and $28,000, respectively. The provision is mainly attributable to taxable income earned in Israel and/or Italy relating to transfer pricing, and U.S. state income taxes for which net operating losses are limited.

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

Trade Receivables, Unbilled Services and Deferred Revenue

In general, billings and payments are established by contractual provisions including predetermined payment schedules, which may or may not correspond to the timing of the transfer of control of the Company's services under the contract. In general, the Company's intention in its invoicing (payment terms) is to maintain cash neutrality over the life of the contract. Upfront payments, when they occur, are intended to cover certain expenses the Company incurs at the beginning of the contract. Neither the Company nor its customers view such upfront payments and contracted payment schedules as a means of financing. Unbilled services primarily arise when the revenue recognized exceeds the amount billed to the customer. Such situations occur due to divergences between revenue recognition and the invoicing milestones which are based on predetermined payment terms. Unbilled services are classified as a component of accounts receivable on the balance sheet.

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

Accounting Pronouncements Adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, “Segment Reporting” (Topic 280): Improvements to Reportable Segment Disclosures. The new guidance is intended to improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The ASU is effective retrospectively for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is in the process of evaluating the impact that the adoption of this ASU will have on its financial statements and related disclosures, which is not expected to be material.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Tax Disclosures” (Topic 740). The new guidance is intended to enhance the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and the income taxes paid information disclosed. The ASU is effective retrospectively for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is in the process of evaluating the impact that the adoption of this ASU will have on its financial statements and related disclosures, which is not expected to be material.

Note 3. Accounts Receivable, Unbilled Services and Deferred Revenue
Accounts receivable and unbilled services were as follows (in thousands)

	July 31, 2024	April 30, 2024	May 1, 2023
Accounts receivable	$4,722	$4,886	$3,843
Unbilled services	5,540	5,941	4,993
Total accounts receivable and unbilled services	10,262	10,827	8,836
Less: Allowances for credit losses and bad debt	(1,230)	(1,301)	(825)
Total accounts receivable, net	$9,032	$9,526	$8,011

Allowances for credit losses and bad debt were as follows:

Beginning balance April 30, 2024	$1,301
Plus: Provision for credit losses and bad debt	—
Less: Reversals for amounts subsequently collected	(71)
Less: Write offs	—
Ending balance July 31, 2024	$1,230

Deferred revenue was as follows (in thousands):

	July 31, 2024	April 30, 2024	May 1, 2023
Deferred revenue	$10,312	$12,094	$12,776

Note 4. Revenue from Contracts with Customers

Oncology Services Revenue
The following table represents disaggregated revenue for the three months ended July 31, 2024 and 2023:

	Three Months Ended July 31,
	2024	2023
Pharmacology services	$13,069	$11,860
Other TOS revenue	992	684
Personalized oncology services	—	17
Total oncology services revenue	$14,061	$12,561
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

	July 31, 2024	April 30, 2024
Furniture and fixtures	$246	$246
Computer equipment and software	2,152	2,152
Capitalized software development costs	1,888	1,888
Laboratory equipment	11,506	11,506
Assets in progress	3	3
Leasehold improvements	317	317

Total property and equipment	16,112	16,112
Less: Accumulated depreciation and amortization	(10,840)	(10,391)

Property and equipment, net	$5,272	$5,721
Depreciation and amortization expense was $449,000 and $445,000 for the three months ended July 31, 2024 and 2023, respectively. Depreciation and amortization expense, excluding expense recorded under finance leases, was $412,000 and $409,000 for the three months ended July 31, 2024 and 2023, respectively.

As of July 31, 2024 and April 30, 2024, property, plant and equipment included gross assets held under finance leases of $1.0 million. Related depreciation expense was approximately $37,000 and $36,000 for the three months ended July 31, 2024 and 2023, respectively.

Capitalized Software Development Costs Under a Hosting Arrangement

The Company accounts for the cost of computer software obtained or developed for internal use as well as the software development and implementation costs associated with a hosting arrangement ("internal-use software") that is a service contract in accordance and with ASC 350, Intangibles - Goodwill and Other ("ASC-350"). The Company capitalizes certain costs in the development of our internal-use software when the preliminary project stage is completed and it is probable that the project itself will be completed and the software will perform as intended. These capitalized costs include personnel and related expenses for employees and costs of third-party consultants who are directly associated with and who devote time to these internal-use software projects. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Costs incurred for significant upgrades, increased functionality, and enhancements to the Company's internal-use software solutions are also capitalized. Costs incurred for training, maintenance, and minor modifications are expensed as incurred. Capitalized software development costs are amortized using the straight-line method over an estimated useful economic life of three years.

Finance Lease

During fiscal year 2023, the Company recognized a finance lease for laboratory equipment. This equipment was obtained as the result of a laboratory supplies purchase commitment with costs of approximately $368,000 at inception through June 2027. Cash payments for this lease are in the form of consideration for purchasing lab supplies under a purchase commitment agreement. The present value of the minimum future obligations of $368,000 was calculated based on an interest rate of 3.5%. Depreciation and amortization expense related to this finance lease was $18,000 and $17,400 for the three months ended July 31, 2024 and 2023, respectively.

During fiscal year 2022, the Company recognized a finance lease for laboratory equipment. This equipment was obtained as the result of a laboratory supplies purchase commitment with costs of approximately $370,000 at inception through December 2025. Cash payments for this lease are in the form of consideration for purchasing lab supplies under a purchase commitment agreement. At the commencement of the commitment, the present value of the minimum future obligations of $370,000 was calculated based on an interest rate of 3.25%. Depreciation and amortization expense related to this finance lease was $19,000 and $18,400 for the three months ended July 31, 2024 and 2023, respectively.

The liabilities related to these finance leases are classified under other current liability and other non-current liabilities on the Company's balance sheet. The weighted average remaining lease term of these leases is 2.36 years.

Financing lease assets (lab equipment) and lease liabilities related to our current financing leases are as follows (in thousands):

	July 31, 2024	April 30, 2024
Financing lease net asset	$333	$370
Current portion of financing lease liabilities	151	150
Non-current portion of financing lease liabilities	182	220

Future minimum lease payments due each fiscal year as follows (in thousands):

2025 (remaining)	$120
2026	140
2027	80
2028	6
Thereafter	—
Total undiscounted liabilities	346
Less: Imputed interest	(13)
Present value of minimum lease payments	$333

Refer to Note 7, Leases, for information on operating leases.

Note 6. Share-Based Payments

Stock-based compensation expense was recognized as follows (table in thousands):

	Three Months Ended July 31,
	2024	2023
General and administrative	$185	$184
Sales and marketing	40	66
Research and development	4	11
Cost of oncology services	29	162
Total stock-based compensation expense	$258	$423

The Company has in place a 2021 Equity Incentive Plan and 2010 Equity Incentive Plan (collectively, the "Plans"). In general, these Plans provide for stock-based compensation to the Company’s employees, directors and non-employees. The Plans also provide for limits on the aggregate number of shares that may be granted, the term of grants and the strike price of option awards.

2021 Equity Incentive Plan
As part of the 2021 Annual Shareholders Meeting, shareholders approved the adoption of the 2021 Equity Incentive Plan (“2021 Equity Plan”). The purpose of the 2021 Equity Plan is to grant (i) Non-statutory Stock Options; (ii) Incentive Stock Options; (iii) Restricted Stock Awards; and/or (iv) Stock Appreciation Rights (collectively, stock-based compensation) to its employees, directors and non-employees. Total stock awards under the 2021 Equity Plan shall not exceed 2 million shares of common stock. Options and Stock Appreciation Rights expire no later than ten years from the date of grant and the awards vest as determined by the Company's Board of Directors. Options and Stock Appreciation Rights have a strike price not less than 100% of the fair market value of the common stock subject to the option or right at the date of grant. As of July 31, 2024, approximately 1.3 million shares were available for issue under this plan.

Stock Option Grants

Black-Scholes assumptions used to calculate the fair value of options granted during the three months ended July 31, 2024 and 2023 were as follows:

	Three Months Ended July 31,
	2024	2023
Expected term in years	6	6
Risk-free interest rates	4.48%	3.95%
Volatility	62.72%	62.83%
Dividend yield	—%	—%

The weighted average fair value of stock options granted during the three months ended July 31, 2024 and 2023 was $3.02 and $3.72, respectively.

The Company’s stock options activity for the three months ended July 31, 2024 was as follows:

	Directors and Employees	Non- Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, April 30, 2024	1,883,166	36,331	1,919,497	$5.04	5.2	$2,172,000
Granted	1,000	—	1,000	4.90	9.8
Exercised	—	—	—	—
Forfeited	—	—	—	—
Canceled	(500)	—	(500)	6.11
Expired	—	—	—	—

Outstanding, July 31, 2024	1,883,666	36,331	1,919,997	5.04	5.0	$2,125,000

Vested and expected to vest as of July 31, 2024	1,883,666	36,331	1,919,997	5.04	5.0	$2,125,000

Exercisable as of July 31, 2024	1,551,829	3,750	1,555,579	4.74	4.1	$2,125,000

Share Repurchase Program

On March 29, 2023, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $5.0 million of the Company’s common stock. The share repurchase program is designed in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The shares may be purchased from time to time in the open market, as permitted under applicable rules and regulations, at prevailing market prices. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The program does not obligate the Company to acquire a minimum number of shares. As of July 31, 2024, the Company had purchased 120,333 shares of its common stock, at an average price of $5.73 per share, totaling approximately $708,000 and leaving an available balance of approximately $4.3 million authorized by the Board for use in the program as of that date.

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
Operating Leases
The Company currently leases certain office equipment and its office and laboratory facilities under non-cancelable operating leases. Rent expense for operating leases is recognized on a straight-line basis over the lease term from the lease commencement date through the scheduled expiration date. Rent expense totaled $454,000 for the three months ended July 31, 2024 and 2023. The Company considers its facilities adequate for its current operational needs.

The Company leases the following facilities:

•One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in November 2026. The Company recognized $19,000 of rent expense relative to this lease for both the three months ended July 31, 2024 and 2023.
•1330 Piccard Drive Suite 025, Rockville, MD 20850, which consists of laboratory and office space where the Company conducts operations related to its primary service offerings. The Company executed the original lease in January 2017. The lease was amended to expand the premises and extend the expiration date in March 2020 and again in December 2020. The operating commencement date was August 11, 2017. This lease expires in February 2029. The Company recognized $422,000 and $423,000 of rent expense relative to this lease for both the three months ended July 31, 2024 and 2023, respectively.
•VIA LEONE XIII, 14, Milan, Italy, which consists of laboratory and office space where the Company conducts operations related to its flow cytometry service offerings. The Company executed separate leases for its laboratory space and office space during fiscal 2022. During fiscal 2023, the Company executed a new lease to consolidate its office and laboratory space at a new nearby location in Italy. The lease expires October 31, 2028 and it replaces the previous two leases, which were terminated during fiscal year 2023. The Company recognized $13,000 of rent expense relative to its current lease for both the three months ended July 31, 2024 and 2023.

ROU assets and lease liabilities related to our current operating leases are as follows (in thousands):

	July 31, 2024	April 30, 2024
Operating lease right-of-use assets, net	$5,963	$6,252
Current portion of operating lease liabilities	1,369	1,337
Non-current portion of operating lease liabilities	5,738	6,093

As of July 31, 2024, the weighted average remaining operating lease term and the weighted average discount rate were 4.49 years and 5.88%, respectively. As of July 31, 2023, the weighted average remaining operating lease term and the weighted average discount rate were 5.47 years and 5.87%, respectively.

Future minimum lease payments due each fiscal year as follows (in thousands):

2025 (remaining)	$2,180
2026	2,950
2027	2,916
2028	2,867
2029	2,392
Thereafter	—
Total undiscounted liabilities	13,305
Less: Imputed interest	(6,198)
Present value of minimum lease payments	$7,107

The composition of total lease cost for three months ended July 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended July 31,
	2024	2023
Operating lease costs	$429	$416

Financing lease costs:
Amortization of leased assets	37	36
Interest on lease liabilities	3	4

Total lease costs	$469	$456

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

Consulting Services

During both the three months ended July 31, 2024 and 2023, the Company paid an affiliate of a Board member $9,000 for consulting services unrelated to his duty as a Board member.

Such amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations. As of July 31, 2024, $0 was due to this related party.

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

Royalties

The Company contracts with third-party vendors to license tumor samples for development into Patient Derived Xenograft (PDX) models and use in our pharmacology TOS business. These types of arrangements have an upfront fee ranging from nil to $30,000 per tumor sample depending on the successful growth of the tumor model and ability to develop them into a sellable product. The upfront costs are expensed as incurred. In addition, under certain agreements, for a limited period of time, the Company is subject to royalty payments if the licensed tumor models are used for sale in our TOS business, ranging from 2% to 20% of the contract price after recouping certain initiation costs. Some of these arrangements also set forth an annual minimum royalty due regardless of tumor models used for sale. For the three months ended July 31, 2024 and 2023, we have recognized approximately $81,000 and $73,000, respectively, in expense related to these royalty arrangements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the condensed consolidated financial statements and related notes that appear elsewhere in this Report and our 2024 Annual Report.

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

Forward-looking statements speak only as of the date the statements are made. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our 2024 Annual Report, as updated in our subsequent reports filed with the SEC, including any updates found in Part II, Item 1A of this or other reports on Form 10-Q, if any. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

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

We offer Lumin Bioinformatics ("Lumin"), an oncology data-driven Software as a Service ("SaaS") program. Our Lumin software contains comprehensive information derived from our research services and clinical studies. Lumin leverages our large Datacenter coupled with analytics and artificial intelligence to provide a robust tool for computational cancer research. Insights developed using Lumin can provide the basis for biomarker hypotheses, reveal potential mechanisms of therapeutic resistance, and guide the direction of additional preclinical evaluations.

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

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. Most recently, we have met these cash requirements through cash on hand, working capital management, and sales of products and services. In the past, we have also received proceeds from certain private placements and public offerings of our securities. For the three months ended July 31, 2024, the Company had net income of approximately $1.3 million and cash provided by operations of approximately $311,000. As of July 31, 2024, the Company had an accumulated deficit of approximately $83.3 million and cash on hand of approximately $2.9 million. While we believe we have strategies to increase our revenues and reduce our costs which can be implemented without disrupting the business or completely restructuring the Company, there can be no assurances. In order to continue to fund our operations we may need to raise additional equity or debt capital in the near term and cannot provide any assurance that we will be successful in doing so, and if we can, on whether the terms will be acceptable to us. If we are unable to obtain additional financing in the near future, we may be required to pursue a reorganization proceeding, including under applicable bankruptcy or insolvency laws.

Operating Results

The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Three Months Ended July 31,
	2024	% of Revenue	2023	% of Revenue	% Change

Oncology services revenue	$14,061	100.0%	$12,561	100.0%	11.9%

Costs and operating expenses:
Cost of oncology services	7,072	50.3	7,684	61.2	(8.0)
Research and development	1,454	10.3	2,793	22.2	(47.9)
Sales and marketing	1,679	11.9	1,696	13.5	(1.0)
General and administrative	2,527	18.0	2,940	23.4	(14.0)

Total costs and operating expenses	12,732	90.5	15,113	120.3	(15.8)
Loss from operations	$1,329	9.5%	$(2,552)	(20.3)%	(152.1)%

Oncology Services Revenue

Oncology services revenue, which is primarily derived from pharmacology studies, was $14.1 million and $12.6 million for the three months ended July 31, 2024 and 2023, respectively, an increase of $1.5 million or 11.9%. Operational improvements and efficiencies implemented in the prior year led to an increase in our bookings to revenue conversion percentage contributing to the revenue growth.

Cost of Oncology Services

Cost of oncology services for the three months ended July 31, 2024 and 2023 were $7.1 million and $7.7 million, respectively, a decrease of $612,000 or 8.0%. The decrease in cost of sales was primarily from a decline in outsourced lab services.

 Research and Development

Research and development expense for the three months ended July 31, 2024 and 2023 were $1.5 million and $2.8 million, respectively, a decrease of approximately $1.3 million or 47.9%. The decrease in the three month period was primarily due to a reduction in investment in our developmental programs including target discovery.

Sales and Marketing

Sales and marketing expenses for the three months ended July 31, 2024 and 2023 were $1.7 million, with a slight decrease of $17,000 or 1.0%. Sales and marketing expenses are primarily comprised of compensation expenses to support business development.

General and Administrative

General and administrative expenses for the three months ended July 31, 2024 and 2023 were $2.5 million and $2.9 million, respectively, a decrease of $413,000, or 14.0%. General and administrative expenses are primarily comprised of compensation, insurance, professional fees, IT and depreciation and amortization expenses. The decrease for the three months ended July 31, 2024 was primarily from a decrease in compensation and employee recruitment expenses.

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

For the three months ended July 31, 2024, net cash provided by operating activities was $311,000. The cash provided by operating activities was primarily due to income from operations offset by changes in our working capital accounts in the ordinary course of business.

Cash Flows from Investing Activities

Net cash used in investing activities was $0 and $668,000 for the three months ended July 31, 2024 and 2023, respectively. The cash used in investing activities for the prior year period was for the investment in additional lab and computer equipment.

Cash Flows from Financing Activities

Net cash used in financing activities was $37,000 for the three months ended July 31, 2024 and $590,000 for the three months ended July 31, 2023. The cash used in the current year was for financing lease payments. The cash used in the prior year period was for the Company's stock repurchase program offset slightly by cash received from stock option exercises.

Factors That May Adversely Affect our Results of Operations

Our results of operations may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the effects of the resurgence of COVID-19 and/or its variants or the emergence of new viruses, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time fully predict the likelihood of one or more of the above events, their duration, or magnitude or the extent to which they may negatively impact our business.

Critical Accounting Estimates and Policies

The preparation of these condensed consolidated financial statements in conformity with GAAP requires management to apply methodologies and make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates of the Company include, among other things, accounts receivable realization, revenue recognition, and stock-based compensation assumptions. Actual results could differ from those estimates. The Company’s critical accounting policies are summarized in our 2024 Annual Report.

Off-Balance Sheet Financing

We have no off-balance sheet debt or similar obligations.  We have no transactions or obligations with related parties that are not disclosed, consolidated into or reflected in our reported results of operations or financial position.  We do not guarantee any third-party debt.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of July 31, 2024. Based on that assessment, our management, including our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of July 31, 2024 at the reasonable assurance level in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Further, management concluded that our consolidated financial statements in this Report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with GAAP.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the fiscal quarter ended July 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such, or against any of our property.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, there have been no material changes with respect to those risk factors previously disclosed in our 2024 Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

CHAMPIONS ONCOLOGY, INC.
(Registrant)

Date: September 13, 2024	By:	/s/ Ronnie Morris
Ronnie Morris
Chief Executive Officer
(principal executive officer)

Date: September 13, 2024	By:	/s/ David Miller
David Miller
Chief Financial Officer
(principal financial and accounting officer)