Form 10-Q
period 2024-10-31
CHAMPIONS ONCOLOGY, INC.
filed 2024-12-16
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2024
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
 The number of shares of common stock of the Registrant outstanding as of December 13, 2024 was 13,819,236.

DOCUMENTS INCORPORATED BY REFERENCE - None

INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2024

	PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements.
	Condensed Consolidated Balance Sheets as of October 31, 2024 (unaudited) and April 30, 2024	4
	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended October 31, 2024 and 2023	5
	Unaudited Condensed Consolidated Statements of Changes in Stockholders' Equity (Deficiency) for the Three and Six Months Ended October 31, 2024 and 2023	6
	Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended October 31, 2024 and 2023	7
	Notes to Unaudited Condensed Consolidated Financial Statements	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23

	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	26

3

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CHAMPIONS ONCOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	October 31, 2024	April 30, 2024
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,754	$2,618
Accounts receivable, net	10,470	9,526
Prepaid expenses and other current assets	860	1,495

Total current assets	14,084	13,639

Operating lease right-of-use assets, net	5,669	6,252
Property and equipment, net	4,967	5,721
Other long-term assets	185	185
Goodwill	335	335

Total assets	$25,240	$26,132

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,854	$5,800
Accrued liabilities	2,235	2,160
Current portion of operating lease liabilities	1,401	1,337
Other current liability	151	150
Deferred revenue	10,220	12,094

Total current liabilities	18,861	21,541

Non-current operating lease liabilities	5,374	6,093
Other non-current liabilities	324	401

Total liabilities	$24,559	$28,035

Stockholders’ equity (deficiency):
Common stock, $.001 par value; 200,000,000 shares authorized; 13,819,236 and 13,714,099 shares issued; and 13,698,903 and 13,593,766 outstanding as of October 31, 2024 and April 30, 2024, respectively	14	14
Treasury stock, at cost	(708)	(708)
Additional paid-in capital	83,927	83,384
Accumulated deficit	(82,552)	(84,593)

Total stockholders’ equity (deficiency)	681	(1,903)

Total liabilities and stockholders’ equity (deficiency)	$25,240	$26,132

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.
4

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023

Oncology services revenue	$13,489	$11,573	$27,550	$24,134

Costs and operating expenses:
Cost of oncology services	7,428	6,618	14,500	14,302
Research and development	1,689	2,515	3,143	5,308
Sales and marketing	1,751	1,795	3,430	3,491
General and administrative	1,889	2,600	4,416	5,540

Total costs and operating expenses	12,757	13,528	25,489	28,641

Income (loss) from operations	732	(1,955)	2,061	(4,507)

Other income (expense)	7	(105)	11	(91)

Income (loss) before provision for income taxes	739	(2,060)	2,072	(4,598)
Provision for income taxes	11	11	31	39

Net income (loss)	$728	$(2,071)	$2,041	$(4,637)

Net income (loss) per common share outstanding
basic	$0.05	$(0.15)	$0.15	$(0.34)
and diluted	$0.05	$(0.15)	$0.15	$(0.34)

Weighted average common shares outstanding
basic	13,593,766	13,497,061	13,593,766	13,529,629
and diluted	14,016,953	13,497,061	14,029,666	13,529,629

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Dollars in Thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity (Deficiency)
	Shares	Amount	Shares	Amount
Balance April 30, 2024	13,714,099	$14	120,333	$(708)	$83,384	$(84,593)	$(1,903)
Stock-based compensation	—	—	—	—	258	—	258
Net income	—	—	—	—	—	1,313	1,313
Balance July 31, 2024	13,714,099	$14	120,333	$(708)	$83,642	$(83,280)	$(332)
Stock-based compensation	—	—	—	—	9	—	9
Issuance of common stock on exercise of stock options	105,137	—	—	—	276	—	276
Net income	—	—	—	—	—	728	728
Balance October 31, 2024	13,819,236	$14	120,333	$(708)	$83,927	$(82,552)	$681

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance April 30, 2023	13,544,228	$14	14,422	$(74)	$82,013	$(77,317)	$4,636
Stock-based compensation	—	—	—	—	423	—	423
Issuance of common stock on exercise of stock options	40,897	—	—	—	12	—	12
Repurchase of common stock	(101,015)	—	101,015	(602)			(602)
Net loss	—	—	—	—	—	(2,566)	(2,566)
Balance July 31, 2023	13,484,110	$14	115,437	$(676)	$82,448	$(79,883)	$1,903
Stock-based compensation	—	—	—	—	53	—	53
Issuance of common stock on exercise of stock options	114,552		—	—	240	—	240
Repurchase of common stock	(4,896)		4,896	(32)			(32)
Net loss	—	—	—	—	—	(2,071)	(2,071)
Balance October 31, 2023	13,593,766	$14	120,333	(708)	$82,741	$(81,954)	$93

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Six Months Ended October 31,
	2024	2023
Operating activities:
Net income (loss)	$2,041	$(4,637)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	267	476
Depreciation and amortization expense	848	929
Loss on disposal of equipment	—	65
Operating lease right-of use assets	583	502
Allowance for doubtful accounts and reversal of provision for credit losses	(280)	234
Changes in operating assets and liabilities:
Accounts receivable	(664)	53
Prepaid expenses and other current assets	635	548
Other long term assets	—	(169)
Accounts payable	(947)	(800)
Accrued liabilities	74	(245)
Operating lease liabilities	(655)	(549)
Deferred revenue	(1,874)	191

Net cash provided by (used in) operating activities	28	(3,402)

Investing activities:
Purchase of property and equipment	(94)	(747)

Net cash used in investing activities	(94)	(747)

Financing activities:
Proceeds from exercise of options	276	252
Finance lease payments	(74)	(74)
Repurchases of common stock	—	(634)
Net cash provided by (used in) financing activities	202	(456)

Increase (decrease) in cash	136	(4,605)
Cash at beginning of period	2,618	10,118

Cash at end of period	$2,754	$5,513

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

The Company has four operating subsidiaries: Champions Oncology (Israel), Limited, Champions Biotechnology U.K., Limited, Champions Oncology, S.R.L. (Italy), and Corellia A.I.. For the three and six months ended October 31, 2024 and 2023, there were no revenues earned by these subsidiaries.

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

Note 2. Significant Accounting Policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements are disclosed in our 2024 Annual Report and there have been no changes to the Company's significant accounting policies during the six months ended October 31, 2024.

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

The Company has experienced negative operating cash flows and has incurred substantial operating losses from its activities, until recently. The Company also has a working capital deficit and an accumulated deficit of $4.8 million and $82.6 million, respectively, as of October 31, 2024. While the Company believes it has strategies to continue to increase revenues and reduce costs which can be implemented without disrupting the business or completely restructuring the Company, there can be no assurances that these efforts will be successful.

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

Such conditions raise substantial doubts about the Company’s ability to continue as a going concern. These condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The following table reflects these calculations. As of October 31, 2023, all of the Company's potential common stock was considered anti-dilutive due to the Company's net losses in the related period.

	Three Months Ended October 31,		Six Months Ended October 31,
(Dollars in Thousands)	2024	2023	2024	2023
Basic net income (loss) per share computation:
Net income (loss) attributable to common stockholders	$728	$(2,071)	$2,041	$(4,637)
Weighted Average common shares – basic	13,593,766	13,497,061	13,593,766	13,529,629
Basic net income (loss) per share	$0.05	$(0.15)	$0.15	$(0.34)

Diluted net income (loss) per share computation:
Net income (loss) attributable to common stockholders	$728	$(2,071)	$2,041	$(4,637)
Weighted Average common shares	13,593,766	13,497,061	13,593,766	13,529,629
Incremental shares from assumed exercise of stock options	423,187	—	435,900	—
Adjusted weighted average share – diluted	14,016,953	13,497,061	14,029,666	13,529,629

Diluted net income (loss) per share	$0.05	$(0.15)	$0.15	$(0.34)

The following table reflects the total potential common stock instruments outstanding at October 31, 2024 and 2023 including those that could have an effect on the future computation of dilution per common share, had their effect not been anti-dilutive.

	October 31,
	2024	2023
Total common stock equivalents	907,979	1,831,867

Income Taxes

    Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements. In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient earnings history, a valuation allowance is established. The Company's ability to utilize net operating losses (“NOL”) carryforwards to offset future taxable income would be limited if the Company had undergone or were to undergo an “ownership change” within the meaning of Section 382 of the Internal Revenue Code (the “IRC”). The Company adjusts the valuation allowance in the period management determines it is more likely than not that deferred tax assets will or will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. As of October 31, 2024 and April 30, 2024, the Company provided a valuation allowance for all net deferred tax assets as it is more likely than not that the assets will not be recovered based on an insufficient history of earnings.

The Company reflects tax benefits only if it is more likely than not that the Company will be able to sustain the tax position, based on its technical merits.  If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized.  The Company recorded $181,000 of liabilities related to uncertain tax positions relative to one of its foreign operations as of October 31, 2024 and April 30, 2024.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not recognize interest or penalties on its consolidated statements of operations during the three or six month periods ended October 31, 2024 and 2023. The Company does not anticipate unrecognized tax benefits will be recorded during the next 12 months.

The provision for income taxes for both the three months ended October 31, 2024 and 2023 was $11,000. The provision for income taxes for the six months ended October 31, 2024 and 2023 was $31,000 and $39,000, respectively. The provision is mainly attributable to taxable income earned in Israel and/or Italy relating to transfer pricing, and U.S. state income taxes for which net operating losses are limited.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Recently Issued Accounting Pronouncements

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

In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures" (Subtopic 220-40) "Disaggregation of Income Statement Expenses". The new guidance is intended to enhance transparency and disclosures by requiring public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The ASU is effective for annual reporting periods after December 15, 2026, and for interim reporting periods beginning December 15, 2027, with early adoption permitted. The Company is in the process of evaluating the impact that the adoption of this ASU will have on its financial statements and related disclosures, which is not expected to be material.

Note 3. Accounts Receivable, Unbilled Services and Deferred Revenue
Accounts receivable and unbilled services were as follows (in thousands)

	October 31, 2024	April 30, 2024	May 1, 2023
Accounts receivable	$4,857	$4,886	$3,843
Unbilled services	6,634	5,941	4,993
Total accounts receivable and unbilled services	11,491	10,827	8,836
Less: Allowances for credit losses and bad debt	(1,021)	(1,301)	(825)
Total accounts receivable, net	$10,470	$9,526	$8,011

Allowances for credit losses and bad debt were as follows:

Beginning balance April 30, 2024	$1,301
Plus: Provision for credit losses and bad debt	—
Less: Reversal of provision for credit losses and bad debt, net	(209)
Less: Reversal for amounts subsequently collected	(71)
Less: Write offs	—
Ending balance October 31, 2024	$1,021

Deferred revenue was as follows (in thousands):

	October 31, 2024	April 30, 2024	May 1, 2023
Deferred revenue	$10,220	$12,094	$12,776

Note 4. Revenue from Contracts with Customers

Oncology Services Revenue
The following table represents disaggregated revenue for the three and six months ended October 31, 2024 and 2023:

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
Pharmacology services	$12,498	$10,876	$25,567	$22,735
Other TOS revenue	991	697	1,983	1,381
Personalized oncology services	—	—	—	18
Total oncology services revenue	$13,489	$11,573	$27,550	$24,134
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

	October 31, 2024	April 30, 2024
Furniture and fixtures	$246	$246
Computer equipment and software	2,155	2,152
Capitalized software development costs	1,888	1,888
Laboratory equipment	11,531	11,506
Assets in progress	69	3
Leasehold improvements	317	317

Total property and equipment	16,206	16,112
Less: Accumulated depreciation and amortization	(11,239)	(10,391)

Property and equipment, net	$4,967	$5,721
Depreciation and amortization expense was $399,000 and $484,000 for the three months ended October 31, 2024 and 2023, respectively. Depreciation and amortization expense, excluding expense recorded under finance leases, was $362,000 and $448,000 for the three months ended October 31, 2024 and 2023, respectively.

Depreciation and amortization expense was $848,000 and $929,000 for the six months ended October 31, 2024 and 2023, respectively. Depreciation and amortization expense, excluding expense recorded under finance leases, was $774,000 and $857,000 for the six months ended October 31, 2024 and 2023, respectively.

As of October 31, 2024 and April 30, 2024, property, plant and equipment included gross assets held under finance leases of $1.0 million. Related depreciation expense was approximately $37,000 and $36,000 for the three months ended October 31, 2024 and 2023, respectively. Related depreciation expense was approximately $74,000 and $72,000 for the six months ended October 31, 2024 and 2023, respectively.

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

Finance Lease

During fiscal year 2023, the Company recognized a finance lease for laboratory equipment. This equipment was obtained as the result of a laboratory supplies purchase commitment with costs of approximately $368,000 at inception through June 2027. Cash payments for this lease are in the form of consideration for purchasing lab supplies under a purchase commitment agreement. The present value of the minimum future obligations of $368,000 was calculated based on an interest rate of 3.5%. Depreciation and amortization expense related to this finance lease was $18,000 and $17,600 for the three months ended October 31, 2024 and 2023, respectively, and $36,000 and $35,000 for the six months ended 2024 and 2023, respectively.

During fiscal year 2022, the Company recognized a finance lease for laboratory equipment. This equipment was obtained as the result of a laboratory supplies purchase commitment with costs of approximately $370,000 at inception through December 2025. Cash payments for this lease are in the form of consideration for purchasing lab supplies under a purchase commitment agreement. At the commencement of the commitment, the present value of the minimum future obligations of $370,000 was calculated based on an interest rate of 3.25%. Depreciation and amortization expense related to this finance lease was $19,000 and $18,500 for the three months ended October 31, 2024 and 2023, respectively, and $38,000 and $36,900 for the six months ended 2024 and 2023, respectively.

The liabilities related to these finance leases are classified under other current liability and other non-current liabilities on the Company's balance sheet. The weighted average remaining lease term of these leases is 2.14 years.

Financing lease assets (lab equipment) and lease liabilities related to our current financing leases are as follows (in thousands):

	October 31, 2024	April 30, 2024
Financing lease net asset	$296	$370
Current portion of financing lease liabilities	153	150
Non-current portion of financing lease liabilities	143	220

Future minimum lease payments due each fiscal year as follows (in thousands):

2025 (remaining)	$80
2026	140
2027	80
2028	6
Total undiscounted liabilities	306
Less: Imputed interest	(10)
Present value of minimum lease payments	$296

Refer to Note 7, Leases, for information on operating leases.

Note 6. Share-Based Payments

Stock-based compensation expense was recognized as follows (table in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
General and administrative	$(95)	$31	$90	$215
Sales and marketing	51	21	91	87
Research and development	3	1	7	12
Cost of oncology services	50	—	79	162
Total stock-based compensation expense	$9	$53	$267	$476

The Company has in place a 2021 Equity Incentive Plan and 2010 Equity Incentive Plan (collectively, the "Plans"). In general, these Plans provide for stock-based compensation to the Company’s employees, directors and non-employees. The Plans also provide for limits on the aggregate number of shares that may be granted, the term of grants and the strike price of option awards.

2021 Equity Incentive Plan
As part of the 2021 Annual Shareholders Meeting, shareholders approved the adoption of the 2021 Equity Incentive Plan (“2021 Equity Plan”). The purpose of the 2021 Equity Plan is to grant (i) Non-statutory Stock Options; (ii) Incentive Stock Options; (iii) Restricted Stock Awards; and/or (iv) Stock Appreciation Rights (collectively, stock-based compensation) to its employees, directors and non-employees. Total stock awards under the 2021 Equity Plan shall not exceed 2 million shares of common stock. Options and Stock Appreciation Rights expire no later than ten years from the date of grant and the awards vest as determined by the Company's Board of Directors. Options and Stock Appreciation Rights have a strike price not less than 100% of the fair market value of the common stock subject to the option or right at the date of grant. As of October 31, 2024, approximately 1.3 million shares were available for issue under this plan.

Stock Option Grants

Black-Scholes assumptions used to calculate the fair value of options granted during the three and six months ended October 31, 2024 and 2023 were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
Expected term in years	6	6	6	6
Risk-free interest rates	3.58% - 3.77%	4.49%	3.58% - 4.48%	3.95% - 4.49%
Volatility	59.47% - 59.57%	63.30%	59.47% - 62.72%	62.83% - 63.30%
Dividend yield	—%	—%	—%	—%

The weighted average fair value of stock options granted during the three months ended October 31, 2024 and 2023 was $2.48 and $4.02, respectively. The weighted average fair value of stock options granted during the six months ended October 31, 2024 and 2023 was $2.49 and $3.95, respectively.

The Company’s stock options activity for the six months ended October 31, 2024 was as follows:

	Directors and Employees	Non- Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, April 30, 2024	1,883,166	36,331	1,919,497	$5.04	5.2	$2,172,000
Granted	102,500	—	102,500	4.26	9.8
Exercised	(105,137)	—	(105,137)	2.63
Forfeited	(210,750)	—	(210,750)	6.50
Canceled	(500)	—	(500)	6.11
Expired	(1,500)	—	(1,500)	6.11

Outstanding, October 31, 2024	1,667,779	36,331	1,704,110	4.96	4.8	$1,275,000

Vested and expected to vest as of October 31, 2024	1,667,779	36,331	1,704,110	4.96	4.8	$1,275,000

Exercisable as of October 31, 2024	1,566,097	3,750	1,569,847	4.94	4.4	$1,275,000

Share Repurchase Program

On March 29, 2023, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $5.0 million of the Company’s common stock. The share repurchase program is designed in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The shares may be purchased from time to time in the open market, as permitted under applicable rules and regulations, at prevailing market prices. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The program does not obligate the Company to acquire a minimum number of shares. As of October 31, 2024, the Company had purchased 120,333 shares of its common stock, at an average price of $5.73 per share, totaling approximately $708,000 and leaving an available balance of approximately $4.3 million authorized by the Board for use in the program as of that date.

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
Operating Leases
The Company currently leases certain office equipment and its office and laboratory facilities under non-cancelable operating leases. Rent expense for operating leases is recognized on a straight-line basis over the lease term from the lease commencement date through the scheduled expiration date. Rent expense totaled $454,000 for the three months ended October 31, 2024 and 2023. Rent expense totaled $907,000 for the six months ended October 31, 2024 and 2023. The Company considers its facilities adequate for its current operational needs.

The Company leases the following facilities:

•One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in November 2026. The Company recognized $19,000 of rent expense relative to this lease for both the three months ended October 31, 2024 and 2023. The Company recognized $38,000 of rent expense relative to this lease for both the six months ended October 31, 2024 and 2023.
•1330 Piccard Drive Suite 025, Rockville, MD 20850, which consists of laboratory and office space where the Company conducts operations related to its primary service offerings. The Company executed the original lease in January 2017. The lease was amended to expand the premises and extend the expiration date in March 2020 and again in December 2020. The operating commencement date was August 11, 2017. This lease expires in February 2029. The Company recognized $422,000 and $423,000 of rent expense relative to this lease for the three months ended October 31, 2024 and 2023, respectively. The Company recognized $843,000 and $846,000 of rent expense relative to this lease for the six months ended October 31, 2024 and 2023, respectively.
•VIA LEONE XIII, 14, Milan, Italy, which consists of laboratory and office space where the Company conducts operations related to its flow cytometry service offerings. The Company executed separate leases for its laboratory space and office space during fiscal 2022. During fiscal 2023, the Company executed a new lease to consolidate its office and laboratory space at a new nearby location in Italy. The lease expires October 31, 2028 and it replaces the previous two leases, which were terminated during fiscal year 2023. The Company recognized $13,000 of rent expense relative to its current lease for both the three months ended October 31, 2024 and 2023. The Company recognized $25,000 and $26,000 of rent expense relative to this lease for the six months ended October 31, 2024 and 2023, respectively.

ROU assets and lease liabilities related to our current operating leases are as follows (in thousands):

	October 31, 2024	April 30, 2024
Operating lease right-of-use assets, net	$5,669	$6,252
Current portion of operating lease liabilities	1,401	1,337
Non-current portion of operating lease liabilities	5,374	6,093

As of October 31, 2024, the weighted average remaining operating lease term and the weighted average discount rate were 4.24 years and 5.88%, respectively. As of October 31, 2023, the weighted average remaining operating lease term and the weighted average discount rate were 5.22 years and 5.87%, respectively.

Future minimum lease payments due each fiscal year as follows (in thousands):

2025 (remaining)	$1,455
2026	2,950
2027	2,916
2028	2,867
2029	2,392
Thereafter	—
Total undiscounted liabilities	12,580
Less: Imputed interest	(5,805)
Present value of minimum lease payments	$6,775

The composition of total lease cost for three and six months ended October 31, 2024 and 2023 were as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2024	2023	2024	2023
Operating lease costs	$432	$420	$861	$834

Financing lease costs:
Amortization of leased assets	37	36	74	72
Interest on lease liabilities	3	4	6	8

Total lease costs	$472	$460	$941	$914

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

Consulting Services

During the three months ended October 31, 2024 and 2023, the Company recognized $6,000 and $9,000, respectively, for consulting services provided by an affiliate of a Board member, unrelated to his duty as a Board member. During the six months ended October 31, 2024 and 2023, the Company recognized $15,000 and $18,000, respectively, for consulting services provided by an affiliate of a Board member, unrelated to his duty as a Board member.

Such amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations. As of October 31, 2024, $3,000 was due to this related party.

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

Royalties

The Company contracts with third-party vendors to license tumor samples for development into Patient Derived Xenograft (PDX) models and use in our pharmacology TOS business. These types of arrangements have an upfront fee ranging from nil to $30,000 per tumor sample depending on the successful growth of the tumor model and ability to develop them into a sellable product. The upfront costs are expensed as incurred. In addition, under certain agreements, for a limited period of time, the Company is subject to royalty payments if the licensed tumor models are used for sale in our TOS business, ranging from 2% to 20% of the contract price after recouping certain initiation costs. Some of these arrangements also set forth an annual minimum royalty due regardless of tumor models used for sale. For the three months ended October 31, 2024 and 2023, we have recognized approximately $104,000 and $53,200, respectively, in expense related to these royalty arrangements. For the six months ended October 31, 2024 and 2023, we have recognized approximately $185,000 and $126,200, respectively, in expense related to these royalty arrangements.

Note 10. Subsequent Events

In December 2024, the Company executed a licensing agreement under which the Company will license and provide access to certain of its PDX data in exchange for approximately $5.0 million. Within the agreement, the customer has the option to license additional data and models for an another $3.0 million.

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

Liquidity and Capital Resources

Under ASC Subtopic 205-40, Presentation of Financial Statements—Going Concern (“ASC 205-40”), the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. The following conditions raised substantial doubt about our ability to continue as a going concern: a history of net losses, working capital deficits, accumulated deficit and declining cash position. Going concern matters are more fully discussed in Notes to the Consolidated Financial Statements, Note 2, Summary of Significant Accounting Policies. No adjustments have been made to the financial statements as a result this uncertainty.

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. Most recently, we have met these cash requirements through cash on hand, working capital management, and sales of products and services. In the past, we have also received proceeds from certain private placements and public offerings of our securities. For the six months ended October 31, 2024, the Company had net income of approximately $2.0 million and cash provided by operations of approximately $28,000. As of October 31, 2024, the Company had an accumulated deficit of approximately $82.6 million and cash on hand of approximately $2.8 million. While we believe we have strategies to increase our revenues and reduce our costs which can be implemented without disrupting the business or completely restructuring the Company, there can be no assurances. In order to continue to fund our operations we may need to raise additional equity or debt capital in the near term and cannot provide any assurance that we will be successful in doing so, and if we can, on whether the terms will be acceptable to us. If we are unable to obtain additional financing in the near future, we may be required to pursue a reorganization proceeding, including under applicable bankruptcy or insolvency laws.

Operating Results

The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Three Months Ended October 31,
	2024	% of Revenue	2023	% of Revenue	% Change

Oncology services revenue	$13,489	100.0%	$11,573	100.0%	16.6%

Costs and operating expenses:
Cost of oncology services	7,428	55.1	6,618	57.2	12.2
Research and development	1,689	12.5	2,515	21.7	(32.8)
Sales and marketing	1,751	13.0	1,795	15.5	(2.5)
General and administrative	1,889	14.0	2,600	22.5	(27.3)

Total costs and operating expenses	12,757	94.6	13,528	116.9	(5.7)
Income (loss) from operations	$732	5.4%	$(1,955)	(16.9)%	(137.4)%

	For the Six Months Ended October 31,
	2024	% of Revenue	2023	% of Revenue	% Change

Oncology services revenue	$27,550	100.0%	$24,134	100.0%	14.2%

Costs and operating expenses:
Cost of oncology services	14,500	52.6	14,302	59.3	1.4
Research and development	3,143	11.4	5,308	22.0	(40.8)
Sales and marketing	3,430	12.5	3,491	14.5	(1.7)
General and administrative	4,416	16.0	5,540	23.0	(20.3)

Total costs and operating expenses	25,489	92.5	28,641	118.7	(11.0)
Income (loss) from operations	$2,061	7.5	$(4,507)	(18.7)%	(145.7)%

Oncology Services Revenue

Oncology services revenue, which is primarily derived from pharmacology studies, was $13.5 million and $11.6 million for the three months ended October 31, 2024 and 2023, respectively, an increase of $1.9 million or 16.6%. Oncology services revenue was $27.6 million and $24.1 million for the six months ended October 31, 2024 and 2023, respectively, an increase of $3.4 million or 14.2%. The increase in revenue for both the three-month and six-month periods is primarily due to a strengthening in our bookings, as customers’ budgets have expanded, leading to revenue growth; and, operational improvements and efficiencies implemented. The operational improvements have enabled the Company to convert bookings to revenue at a higher percentage.

Cost of Oncology Services

Cost of oncology services for the three months ended October 31, 2024 and 2023 were $7.4 million and $6.6 million, respectively, an increase of $810,000 or 12.2%.  Cost of oncology services for the six months ended October 31, 2024 and 2023 were $14.5 million and $14.3 million, respectively, an increase of $198,000 or 1.4%. The increases in cost of sales for both periods were primarily attributable to an increase in mice and lab supply costs.

 Research and Development

Research and development expense for the three months ended October 31, 2024 and 2023 were $1.7 million and $2.5 million, respectively, a decrease of approximately $826,000 or 32.8%. Research and development expense for the six months ended October 31, 2024 and 2023 were $3.1 million and $5.3 million, respectively, a decrease of approximately $2.2 million or 40.8%. The decreases in both the three and six month periods were primarily due to a reduction in investment in our developmental programs including target discovery. The declines were primarily from a reduction in salary expense and research agreements.

Sales and Marketing

Sales and marketing expenses for the three months ended October 31, 2024 and 2023 were $1.8 million, with a slight decrease of $44,000 or 2.5%. Sales and marketing expenses for the six months ended October 31, 2024 and 2023 were $3.4 million and $3.5 million, with a slight decrease of $61,000 or 1.7%. Sales and marketing expenses are primarily comprised of compensation expenses to support business development.

General and Administrative

General and administrative expenses for the three months ended October 31, 2024 and 2023 were $1.9 million and $2.6 million, respectively, a decrease of $711,000, or 27.3%. General and administrative expenses for the six months ended October 31, 2024 and 2023 were $4.4 million and $5.5 million, respectively, a decrease of $1,124,000, or 20.3%. General and administrative expenses are primarily comprised of compensation, insurance, professional fees, IT and depreciation and amortization expenses. The decrease for the three and six month periods ended October 31, 2024 was primarily from a decrease in compensation and employee recruitment expenses and an adjustment to our credit loss reserve.

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

For the six months ended October 31, 2024, net cash provided by operating activities was $28,000. The cash provided by operating activities was primarily due to income from operations offset by changes in our working capital accounts, including but not limited to, an increase in accounts receivable and a reduction in accounts payable in the ordinary course of business. For the six months ended October 31, 2023, net cash used in operating activities was $3.4 million. The cash used in operating activities was primarily due to the net operating loss during the period.

Cash Flows from Investing Activities

Net cash used in investing activities was $94,000 and $747,000 for the six months ended October 31, 2024 and 2023, respectively. The cash used in investing activities for the current and prior year period was for the investment in additional lab and computer equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $202,000 for the six months ended October 31, 2024 . For the six months ended October 31, 2024, the cash provided was from cash received from stock options exercises slightly offset by financing lease payments. Net cash used in financing activities was $456,000 for the six months ended October 31, 2023. The cash used was due to the Company's' stock repurchase program offset by cash received from stock option exercises.

Factors That May Adversely Affect our Results of Operations

Our results of operations may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the effects of a resurgence or emergence of pandemic-like viruses, and geopolitical instability, such as the military conflicts in Ukraine and the Middle East. We cannot at this time fully predict the likelihood of one or more of the above events, their duration, or magnitude or the extent to which they may negatively impact our business.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of October 31, 2024. Based on that assessment, our management, including our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of October 31, 2024 at the reasonable assurance level in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Further, management concluded that our consolidated financial statements in this Report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with GAAP.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the fiscal quarter ended October 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CHAMPIONS ONCOLOGY, INC.
(Registrant)

Date: December 16, 2024	By:	/s/ Ronnie Morris
Ronnie Morris
Chief Executive Officer
(principal executive officer)

Date: December 16, 2024	By:	/s/ David Miller
David Miller
Chief Financial Officer
(principal financial and accounting officer)