Form 10-K
period 2025-04-30
CHAMPIONS ONCOLOGY, INC.
filed 2025-07-23
CIK 771856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on the attestation to its management’s effectiveness of its internal control over financial reporting under section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report.   ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The approximate aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of October 31, 2024 was $15.4 million based on the closing price of the Registrant’s common stock as quoted on the Nasdaq Capital Market as of that date.

The number of shares of common stock of the Registrant outstanding as of July 21, 2025 was 13,777,170.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Form 10-K.

INDEX TO FORM 10-K
FOR THE YEAR ENDED APRIL 30, 2025

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

Through our technology platforms, we have designed an ecosystem of business lines consisting of:

•The sale of research services utilizing our innovative research platforms to biopharmaceutical companies
•The sale of PDX model data and oncology research SaaS tools to cancer research scientists
•The discovery and development of novel oncology therapeutics

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

We have performed studies for approximately 500 different pharmaceutical and biotechnology companies over the past ten years, have a high rate of repeat business, and contract with pharmaceutical and biotechnology companies across North America, Europe and Asia. Studies are performed in a preclinical non-regulatory environment, as well as a Good Clinical Regulatory Practice (GCLP) regulatory environment for clinical evaluation. Typical studies are in the $125,000 price range, with an increasing number of studies in the $250,000 to $500,000 range. Studies performed in a regulatory environment can be much larger than those performed within a non-regulatory environment. Revenue from this business has grown at an average annual growth rate of 12% since 2019 and represents the primary source of our current revenue stream.

Data Licenses

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

Software As A Service (SaaS) Business

Our SaaS business is centered around our proprietary software platform and data tool, Lumin Bioinformatics ("Lumin"), which contains comprehensive information derived from our research services and clinical studies and is sold to customers on an annual subscription basis. The software was developed by a team that consisted of bioinformatics scientists and mathematicians as well as software engineers. Lumin leverages Champions’ large Datacenter coupled with analytics and artificial intelligence to provide a robust tool for computational cancer research. It is the combination of the Datacenter and the analytics that create the foundation for Lumin. Insights developed using Lumin can provide the basis for biomarker hypotheses, reveal potential mechanisms of therapeutic resistance, and guide the direction of additional preclinical evaluations.

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

Our sales and marketing efforts are dependent on a dedicated sales force of approximately 35 professionals that sell our services directly to pharmaceutical and biotechnology companies. Our research services team is focused on identifying and selling studies to new customers as well as increasing our revenue from our existing customer base. We spend significant resources in informing our customers and reaching out to new contacts within companies that we currently serve. These efforts are aimed at moving our customers along the adoption curve for our research platforms, thereby increasing the number of studies and the average study size. Our success in these efforts is demonstrated by the growing number of customers who have increased their annual spend on our services over the years.

For the fiscal year ended April 30, 2025, revenues from our products and services totaled approximately $56.9 million, an increase of approximately 14% from the previous year.

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

Drug Discovery and Development: Our Drug Discovery and Development business places us in a good position of also competing against the same customers of our Research Services and/or SaaS businesses: the global biopharmaceutical industry. The global oncology drug market is estimated to be as high as $223 billion in 2024 with continued projected growth. Competition in this industry is strong and based significantly on scientific and technological forces, which rely solely on the effectiveness of therapeutics designed to treat cancer. The Company faces significant competition from other biopharmaceutical companies in the United States and abroad. The competitors have a wide range of strategic and operational approaches. Our business strategy is to work with differentiated therapeutic targets and research areas. However, given the intense degree of privacy from our competitors, we cannot guarantee that others within the industry are not also working on these targets. Further, some competitors will operate with no laboratory or experimental operations, while others will have varying degrees of laboratory space and experimental capabilities. There can be no assurance that developments by other companies will not render experimental platforms obsolete or non-competitive or that we will be able to keep pace with the technological or product developments of our competitors. These companies, as well as academic institutions, governmental agencies, and private research organizations also compete with us in recruiting and retaining highly qualified scientific, technical and professional personnel and consultants.

Research and Development

For the fiscal years ended April 30, 2025 and 2024, we spent approximately $6.8 million and $9.5 million, respectively, to further develop our platforms. We continue to expand our TumorBank via the inclusion of tumor tissue and implanted models through research collaborations and relationships with hospitals and academic institutions. Our research and development efforts were focused on increasing our understanding of our TumorGraft models, their clinical predictability, improving growth and tumor take rates, and other biological and molecular characteristics of the models. We are investing in developing additional proprietary pharmacology platforms aimed at enhancing the scientific output and driving innovation in the oncology research sector.

We are also investing in the acquisition of sophisticated analytical platforms which allow scientists to derive deeper insights when using our pharmacology platforms.

Government Regulation

The research, development, and marketing of our products, the performance of our legacy Personalized Oncology Services (POS) testing services, and the operation of our facilities are generally subject to federal, state, local, or foreign legislation, including licensure of our laboratory located in Rockville, Maryland by the State of Maryland and compliance with federal, state, local or foreign legislation applicable to the use of live animals in scientific testing, research and education.

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

Human Capital Resources

As of July 15, 2025, we had 213 full-time employees, including 93 with doctoral or other advanced degrees. Of our workforce, 159 employees are engaged in research and development and laboratory operations, 32 employees are engaged in sales and marketing, and 22 employees are engaged in finance and administration.

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

Available Information

Our internet website address is www.championsoncology.com.  Information on our website is not part of this Annual Report. Through our website, we make available, free of charge, access to all reports filed with the United States Securities and Exchange Commission (the "SEC"), including our Annual Reports on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our Proxy Statements on Schedules 14A and amendments to those reports, as filed with or furnished to the SEC pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.  Copies of any materials we file with, or furnish to, the SEC can also be obtained free of charge through the SEC’s website at http://www.sec.gov.

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

For the fiscal year ended April 30, 2025, the Company had net income of approximately $4.7 million, an accumulated deficit of approximately $79.9 million, and a cash balance of $9.8 million. The Company also had cash provided by operations of approximately $7.4 million for the twelve months ending April 30, 2025. We believe that our cash on hand, together with expected cash flows from operations, are adequate to fund our operations through at least August 2026.

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

Currently, the Company derives revenue primarily from research services, while pursuing efforts to further develop our drug discovery business units.

To become sustainably profitable, the Company will need to generate revenues to offset our operating costs, including our research and development and general and administrative expenses. We may not achieve or sustain our revenue or profit objectives. If we incur losses in the future and/or we are unable to obtain sufficient capital either from operations or externals sources, ultimately, we may have to cease operations.

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

Impairment of goodwill may adversely impact future results of operations.

We have goodwill on our balance sheet. If the future growth and operating results of our business are not as strong as anticipated and/or our market capitalization declines, this could impact the assumptions used in calculating the fair value of goodwill. To the extent any future impairment occurs, the carrying value of our assets will be written down to an implied fair value and an impairment charge will be made to our income from continuing operations. Such an impairment charge could materially and adversely affect our operating results.

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

We may issue additional shares of common stock, which will reduce shareholders’ percentage ownership and may dilute per share value. Our certificate of incorporation authorizes the issuance of 200,000,000 shares of common stock. As of July 21, 2025, we had 13,897,505 shares of common stock issued and 13,777,170 outstanding. The future issuance of all or part of the remaining authorized common stock would result in substantial dilution in the percentage of the common stock held by existing shareholders. The issuance of common stock for future services, acquisitions, or other corporate actions may have the effect of diluting the value of the shares held by existing shareholders, and might have an adverse effect on any market for our common stock.

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

Certain provisions of our certificate of incorporation and bylaws, and our contractual agreements could make it difficult for or prevent a third party from acquiring control of us or changing our board of directors (the "Board" or "Board of Directors") and management. These provisions include:

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

Collectively, our officers, our directors and three significant stockholders own or exercise voting and investment control of approximately 72% of our outstanding common stock as of July 21, 2025. As a result, investors may be prevented from affecting matters involving our company, including:
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

We are subject to risks related to public health crises Any outbreak of contagious diseases, or other adverse public health developments, could have a material and adverse effect on our business operations. These could include disruptions or restrictions on our ability to travel, pursue partnerships and other business transactions, receive shipments of biologic materials, as well as be impacted by the temporary closure of the facilities of suppliers. The spread of an infectious disease may also result in the inability of our suppliers to deliver supplies to us on a timely basis. In addition, health professionals may reduce staffing and reduce or postpone meetings with clients in response to the spread of an infectious disease. Though we have not yet experienced such events, if they would occur, they could result in a period of business disruption, and in reduced operations, any of which could materially affect our business, financial condition and results of operations. However, as of the date of this Annual Report, we have not experienced a material adverse effect on our business nor the need for reduction in our work force; and, currently, we do not expect any material impact on our long-term activity. The extent to which any spread of disease impacts our business will depend on future developments which are highly uncertain and cannot be predicted, including, but not limited to, information which may emerge concerning the spreading and severity of the any infectious diseases, the actions to contain these, or treat their impact.

Deterioration in general economic conditions in the United States and globally, including the effect of prolonged periods of inflation on our customers and suppliers, could harm our business and results of operations.

Our business and results of operations could be adversely affected by changes in national or global economic conditions. These conditions include but are not limited to inflation, rising interest rates, availability of capital markets, energy availability and costs (including fuel surcharges), the negative impacts caused by pandemics and public health crises, negative impacts resulting from the military conflicts between Russia and the Ukraine and/or in the Middle East, and the effects of governmental initiatives to manage economic conditions. Impacts of such conditions could be passed on to our business in the form of a reduced customer base and/or potential for new bookings due to possible reductions in pharmaceutical and biotech industry-wide spend on research and development and/or economic pressure on our suppliers to pass on increased costs.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

    We believe we maintain an information technology and security program appropriate for a company of our size, taking into account our operations and risks. We recognize the critical importance of maintaining the trust and confidence of our investors, employees, customers and vendors. We have implemented cybersecurity processes designed to assess, identify, and manage risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing therein. These processes include mechanisms, controls, and certain technologies designed to prevent or mitigate system intrusion or data loss, theft, misuse, or other security incidents or vulnerabilities and maintain a stable and secure information technology environment. For example, we conduct ongoing monitoring of critical systems for any compromised or potentially compromised accounts. We conduct regular trainings on cyber and information security, along with phishing simulations, among other topics. In addition, we consult with an outside information technology consultant on a regular basis to assist with assessing, identifying, and managing cybersecurity risks, including to anticipate future threats and trends, and their impact on the Company’s risk environment.

Governance

    Our Board of Directors oversees our risk management process. The Audit Committee, by way of Board delegation, retains oversight of the Company’s cybersecurity risks. The senior leadership team, including our Chief Financial Officer and Chief Executive Officer, provides periodic reports to our Board, as applicable. Our Vice President of Technology and/or Manager of Information Technology are responsible for leading the assessment and management of cybersecurity threats and periodically updating the Audit Committee as needed.

    To date, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition.

Item 2. Properties

The Company currently leases its office and laboratory facilities under non-cancelable operating leases. Rent expense for operating leases is recognized on a straight-line basis over the lease term from the lease commencement date through the scheduled expiration date. Rent expenses totaled $1.8 million for the years ended April 30, 2025 and 2024. The Company considers its facilities adequate for its current operational needs.

The Company leases the following facilities:

•One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in November 2026. The Company recognized $75,000 and $77,000 of rental costs relative to this lease for fiscal 2025 and 2024, respectively.
•1330 Piccard Drive, Suite 025, Rockville, MD 20850, which consists of laboratory and office space where the Company conducts operations related to its primary service offerings. The lease expires February 28, 2029. The Company recognized $1.7 million of rental costs relative to this lease for each of fiscal 2025 and 2024.
•VIA LEONE XIII, 14, Milan, Italy, which consists of laboratory and office space where the Company conducts operations related to its flow cytometry service offerings. The lease expires October 31, 2028. The Company recognized $50,000 of rental costs in Italy for each of fiscal 2025 and 2024.

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

The table below sets forth the high and low bid prices of our common stock, as reported on Nasdaq for the periods shown:

	High	Low
Fiscal Year Ended April 30, 2025:
First quarter	$5.44	$4.50
Second quarter	5.45	3.60
Third quarter	11.99	3.79
Fourth quarter	11.98	7.01

	High	Low
Fiscal Year Ended April 30, 2024:
First quarter	$7.32	$4.17
Second quarter	7.01	5.10
Third quarter	7.13	4.51
Fourth quarter	6.26	4.74

Approximate Number of Holders of Common Stock

As of July 21, 2025 there were approximately 1,900 record holders of the Company’s common stock.

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

Recent Sales by the Company of Unregistered Securities

None.

Repurchases of Securities

On March 29, 2023, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $5.0 million of the Company’s common stock. The share repurchase program is designed in accordance with Rule 10b-18 of the Exchange Act. The shares may be purchased from time to time in the open market, as permitted under applicable rules and regulations, at prevailing market prices. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The program does not obligate the Company to acquire a minimum number of shares. As of April 30, 2025, the Company had purchased approximately 120,300 shares of its common stock, at an average price of $5.73 per share, totaling approximately $708,000 and leaving an available balance of approximately $4.3 million authorized by the Board for use in the program as of that date. The Company did not purchase any shares of its common stock during the fiscal year ended April 30, 2025.

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

We also offer Lumin Bioinformatics ("Lumin"), an oncology data-driven software program which contains comprehensive information derived from our research services and clinical studies. Lumin leverages Champions’ large Datacenter coupled with analytics and artificial intelligence to provide a robust tool for computational cancer research. It is the combination of the Datacenter and the analytics that create a foundation for Lumin. Insights developed using Lumin can provide the basis for biomarker hypotheses, reveal potential mechanisms of therapeutic resistance, and guide the direction of additional preclinical evaluations.

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

Results of Operations

The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Years Ended April 30,
	2025	% of Revenue	2024	% of Revenue	% Change

Oncology revenue	$56,944	100.0%	$50,155	100.0%	13.5%

Costs and operating expenses:
Cost of oncology revenue	28,389	49.9	29,401	58.6	(3.4)
Research and development	6,825	12.0	9,544	19.0	(28.5)
Sales and marketing	7,545	13.2	7,064	14.1	6.8
General and administrative	9,339	16.4	11,067	22.1	(15.6)
Loss on disposal of equipment	293	0.5	435	0.9	(32.6)

Total costs and operating expenses	52,391	92.0	57,511	114.7	(8.9)

Income (loss) from operations	4,553	8.0	(7,356)	(14.7)	(161.9)

Oncology Revenue

Oncology revenue, which is primarily derived from research services, was $56.9 million and $50.2 million, for the years ended April 30, 2025 and 2024, respectively, an increase of $6.8 million, or 13.5%.

Our revenues are comprised of the following:

	For the Years Ended April 30,
(in 000s)	2025	2024
Pharmacology services	$48,585	$47,035
TOS data license revenue	4,676	—
Other TOS revenue	3,683	3,102
Personalized oncology services	—	18
Total oncology revenue	$56,944	$50,155

Pharmacology Services

•The increase for the year ending April 30, 2025 was the result of a stronger bookings to revenue conversion rate. Bookings, which represent the total value of signed statements of work, convert to revenue over time as the Company fulfills its contractual performance obligations. Operational improvements implemented throughout the year have enhanced execution efficiency, contributing to the improvement in the conversion percentage.

TOS Data License Revenue

•Revenue for the year ending April 30, 2025 resulted from the sale of data licenses. No such revenues occurred for the year ending April 30, 2024.

Other TOS Revenue

•Other TOS Revenue includes additional clinical services provided to the Company's pharmaceutical and biotechnology customers, specifically flow cytometry and SaaS provided via Lumin.
•Our flow cytometry services revenue increased approximately $787,000 for the year ending April 30, 2025 due to stronger bookings to revenue conversion rates.
•This increase in Other TOS Revenue was offset by a decrease in our SaaS revenues for the year ending April 30, 2025 as compared with 2024 of $205,000. This decrease resulted from both a decline in new and renewal subscriptions.

Cost of Oncology Revenue

Cost of oncology revenue was $28.4 million and $29.4 million for the years ended April 30, 2025 and 2024, respectively, a decrease of $1.0 million or 3.4%. Cost of oncology revenue is comprised primarily of expenses for mice, laboratory supplies, compensation, and outsourced lab services. The reduction from prior year was primarily driven by lower compensation, such as overtime, and lab supply costs due to operational improvements, along with a decrease in outsourced lab services.

 Research and Development

Research and development expense was $6.8 million and $9.5 million for the years ended April 30, 2025 and 2024, respectively, a decrease of $2.7 million or 28.5%.

The significant components of research and development expense were comprised of the following:

	Years Ended April 30,
(in 000s)	2025	2024
Compensation	$2,800	$3,900
Laboratory Supplies	2,000	2,000
Mice Costs	550	510
Outside Services	590	1,320

The overall decreases in research and development expense from the prior year period were primarily the result of a reduction in investment in our developmental programs including Corellia, our wholly owned subsidiary focused on target discovery.

Sales and Marketing

Sales and marketing expense was $7.5 million and $7.1 million for the years ended April 30, 2025 and 2024, respectively, an increase of $481,000 or 6.8%. The increase was mainly due to an increase in compensation costs including the expansion of the Data License deals team.

General and Administrative

General and administrative expense was $9.3 million and $11.1 million for the years ended April 30, 2025 and 2024, respectively, a decrease of $1.7 million, or 15.6%. General and administrative expense was primarily comprised of compensation, insurance, professional fees, IT, and depreciation and amortization expenses. The general and administrative expense decrease was primarily due to a reduction in compensation expenses and professional fees. Additional non-cash declines resulted from stock compensation and allowances for estimated credit losses and bad debt reserves. The overall reduction was partially offset by an increase in IT expenses.

Loss on Disposal of Equipment

Loss on disposal of equipment was $293,000 and $435,000 for the years ended April 30, 2025 and 2024, respectively, a decrease of $142,000 or 33%. For both years ended April 30, 2025 and 2024, the losses resulted from the disposal of equipment which could no longer be utilized and had a net book value, or carrying value on the balance sheet, as of the disposal date.

Other Income, net

Other income, net, was $73,000 and $48,000 for the years ended April 30, 2025 and April 30, 2024, respectively. For the year ended April 30, 2025, other income resulted primarily from interest income of $87,000 and foreign currency transaction net gains of approximately $11,000 partially offset by interest expense of $27,000. For the year ended April 30, 2024, other income resulted primarily from interest income of $92,000 partially offset by foreign currency transaction net losses of approximately $16,000 and interest expense of $28,000.

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our cash on hand, working capital management, proceeds from certain private placements and public offerings of our securities and sales of products and services. For the years ended April 30, 2025 and 2024, the Company had net income of approximately $4.7 million and a net loss of approximately $7.3 million, respectively. As of April 30, 2025, the Company had an accumulated deficit of approximately $79.9 million, negative working capital of $1.5 million and cash of $9.8 million. For the twelve months ended April 30, 2025, the Company realized cash flow from operations of approximately $7.4 million. Despite our negative working capital at this date, we believe that our cash on hand, together with expected cash flows from operations, are adequate to fund operations through at least August 2026. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash provided by operating activities was $7.4 million for the year ended April 30, 2025. Net cash used in operating activities was $6.1 million for the year ended April 30, 2024. The increase in cash from operations was primarily due to the net income realized in fiscal 2025 and an increase in deferred revenue partially offset by changes in our working capital accounts in the ordinary course of business.

Cash Flows from Investing Activities

Net cash used in investing activities was $389,000 and $836,000 for the years ended April 30, 2025 and 2024, respectively. The cash used was for the investment in lab and computer equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $170,000 for the year ended April 30, 2025. Net cash used in financing activities was $527,000 for the year ended April 30, 2024. Cash flows provided by financing activities in 2025 was primarily from proceeds from stock option exercises offset by financing lease payments. Net cash used in financing activities for 2024 was for the repurchase of common stock per our stock buyback program and financing lease payments and was partially offset by stock option exercise proceeds.

Critical Accounting Policies

We prepare our Consolidated Financial Statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). Our significant accounting policies are described in Note 2 - Summary of Significant Accounting Policies to our

Consolidated Financial Statements attached hereto. We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, “Segment Reporting” (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments require entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within segment profit and loss, as well as the title and position of the CODM. The Company has adopted this standard effective May 1, 2024, noting that it did not have a material impact on its consolidated financial statements or related disclosures.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Tax Disclosures” (Topic 740). The new guidance is intended to enhance the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and the income taxes paid information disclosed. The ASU is effective retrospectively for fiscal years beginning after December 15, 2025, with early adoption permitted. The Company is in the process of completing the assessment of the impact that the adoption of this ASU will have on its financial statements, which is not expected to be material.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management's Report on Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2025, the end of our fiscal year covered by this Annual Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2025, our disclosure controls and procedures are effective.

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

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of April 30, 2025, the end of the fiscal year covered by this Annual Report.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the quarter ended April 30, 2025, that materially affected, or were reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained in our 2025 Proxy Statement and such information is incorporated herein by this reference.

Item 11. Executive Compensation

The information required by this Item will be contained in our 2025 Proxy Statement and such information is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our 2025 Proxy Statement and such information is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in our 2025 Proxy Statement and such information is incorporated herein by this reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be contained in our 2025 Proxy Statement and such information is incorporated herein by this reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report:

1. Financial Statements

2. Financial Statement Schedules

All schedules have been omitted because they are not applicable.

3. Exhibits required to be filed by Item 601 of Regulation S-K.

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary

Not Required.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Champions Oncology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Champions Oncology, Inc. and Subsidiaries (the “Company”) as of April 30, 2025 and 2024, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2025 and 2024, and the consolidated results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Revenue Recognition

As described further in Note 2 to the financial statements, revenues are primarily derived from contracts with customers to provide pharmacology services with payments based on fixed fee arrangements. During the year ended April 30, 2025, the Company recorded $4.5 million of license revenue from a first-time contract for the sale of a license to access certain of the Company's PDX data.

We identified the assessment of the accounting for the new license agreement as a critical audit matter due to the complexity in assessing the revenue contract, which requires management to interpret and apply complex terms of the agreements and the appropriate accounting guidance. As such, there was a high degree of auditor judgement and subjectivity, and significant audit effort was required in performing procedures to evaluate management’s conclusions and determination of the amounts to be recognized.

Addressing the critical audit matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, (i) obtaining an understanding of and evaluating the design of controls related to revenue recognition; (ii) obtaining the agreement and evaluating the terms and conditions of the agreement and assessing the reasonableness of management’s interpretation and application of the appropriate accounting guidance; and (iii) performing substantive testing over the recognition of the revenue including the determination of the transaction price, allocation of the price and fulfillment of the performance obligation.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2015.

EISNERAMPER LLP
Iselin, New Jersey
July 23, 2025

CHAMPIONS ONCOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30
(In Thousands except for shares)

	2025	2024
ASSETS
Current assets:
Cash	$9,785	$2,618
Accounts receivable, net	11,234	9,526
Prepaid expenses and other current assets	1,350	1,495

Total current assets	22,369	13,639

Operating lease right-of-use assets, net	5,080	6,252
Property and equipment, net	4,375	5,721
Other long term assets	185	185
Goodwill	335	335

Total assets	$32,344	$26,132

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$4,248	$5,800
Accrued liabilities	2,556	2,160
Current portion of operating lease liabilities	1,471	1,337
Other current liabilities	135	150
Deferred revenue	15,443	12,094

Total current liabilities	23,853	21,541

Non-current portion operating lease liabilities	4,634	6,093
Other non-current liabilities	85	401

Total liabilities	$28,572	$28,035

Stockholders' equity (deficiency):
Common stock, $.001 par value; 200,000,000 shares authorized; 13,897,503 and 13,714,099 shares issued; and 13,777,170 and 13,593,766 shares outstanding at April 30, 2025 and 2024, respectively	14	14
Treasury Stock, at cost	(708)	(708)
Additional paid-in capital	84,358	83,384
Accumulated deficit	(79,892)	(84,593)

Total stockholders' equity (deficiency)	3,772	(1,903)

Total liabilities and stockholders' equity (deficiency)	$32,344	26,132

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Share and Per Share Amounts)

	Year Ended April 30,
	2025	2024
Oncology revenue	$56,944	$50,155

Costs and operating expenses:
Cost of oncology revenue	28,389	29,401
Research and development	6,825	9,544
Sales and marketing	7,545	7,064
General and administrative	9,339	11,067
Loss on disposal of equipment	293	435

Total costs and operating expenses	52,391	57,511

Income (loss) from operations	4,553	(7,356)

Other income (expense):
Other income, net	73	48

Income (loss) before income tax expense	4,626	(7,308)
Benefit for income tax	(75)	(32)

Net income (loss)	$4,701	$(7,276)

Net income (loss) per common share outstanding
basic	$0.34	$(0.54)
diluted	$0.33	$(0.54)

Weighted average common shares outstanding
basic	13,659,786	13,547,604
diluted	14,266,781	13,547,604

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ (DEFICIENCY) EQUITY
(In Thousands except for shares)

							Total Stockholders' Equity (Deficiency)
	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance, April 30, 2023	13,558,650	$14	14,422	$(74)	$82,013	$(77,317)	$4,636
Stock-based compensation expense	—	—	—	—	1,118	—	1,118
Issuance of common stock on exercise of stock options	155,449	—	—	—	253	—	253
Repurchase of common stock	—	—	105,911	(634)	—	—	(634)
Net loss	—	—	—	—	—	(7,276)	(7,276)

Balance, April 30, 2024	13,714,099	$14	120,333	$(708)	$83,384	$(84,593)	$(1,903)
Stock-based compensation expense	—	—	—	—	654	—	654
Issuance of common stock on exercise of stock options	183,404	—	—	—	320	—	320
Net income	—	—	—	—	—	4,701	4,701

Balance, April 30, 2025	13,897,503	$14	120,333	$(708)	$84,358	$(79,892)	$3,772

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended April 30,
	2025	2024
Operating activities:
Net income (loss)	$4,701	$(7,276)

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	654	1,118
Depreciation and amortization expense	1,640	1,867
Net loss on disposal of equipment	293	435
Decrease in uncertain tax position	(181)	—
Operating lease right-of-use assets	1,172	1,066
Allowance and estimated credit losses	(272)	476

Changes in operating assets and liabilities:
Accounts receivable	(1,436)	(1,991)
Prepaid expenses and other current assets	144	(167)
Other long term assets	—	(169)
Accounts payable	(1,749)	465
Accrued liabilities	395	(109)
Operating lease liabilities	(1,324)	(1,169)
Deferred revenue	3,349	(683)

Net cash provided by (used in) operating activities	7,386	(6,137)

Investing activities:
Purchase of property and equipment	(389)	(836)

Net cash used in investing activities	(389)	(836)

Financing activities:
Proceeds from exercise of options	320	253
Repurchases of common stock	—	(634)
Finance lease payments	(150)	(146)

Net cash provided by (used in) financing activities	170	(527)

Increase (decrease) in cash	7,167	(7,500)
Cash, beginning of year	2,618	10,118

Cash, end of year	$9,785	$2,618

Non-cash investing activities:
Equipment purchased in accounts payable	197	—

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Background

Champions Oncology, Inc. (the “Company”), is engaged in drug discovery and development through data-driven research strategies and innovative pharmacology, biomarker and data platforms. The Company’s TumorGraft Technology Platform ("the "Platform”), a comprehensive Bank of unique, well characterized "Patient Derived XenoGrafts" (PDX) models, is an approach to personalizing cancer care based upon the implantation of human tumors in immune-deficient mice. The Company provides a technology platform to pharmaceutical and biotechnology companies using proprietary TumorGraft studies, which the Company believes may be predictive of how drugs may perform in clinical settings. Utilizing the Platform, the Company offers multiple services to pharmaceutical and biotechnology companies seeking personalized approaches to drug development. By performing studies to predict the efficacy of oncology drugs, our Platform is designed to facilitate drug discovery with lower costs and increased speed of drug development as well as increased adoption of existing drugs.

The Company has four operating subsidiaries: Champions Oncology (Israel), Limited, Champions Biotechnology U.K., Limited, Champions Oncology S.R.L., and Corellia AI, Inc. For the years ended April 30, 2025 and 2024, there were no revenues earned by these subsidiaries.

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

Foreign Currency

The Company’s foreign subsidiaries' functional currency is the U.S. dollar. Transaction gains and losses are recognized in earnings. The Company is subject to foreign exchange rate fluctuations in connection with the Company’s international operations.

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

Cash and Cash Equivalents

The Company considers only those investments which are highly liquid, readily convertible to cash, and with original maturities of three months or less to be cash equivalents. As of April 30, 2025 and 2024, the Company had cash balances of $9.8 million and $2.6 million, respectively, and no cash equivalents. The Company maintains its cash balances in three major financial institutions which exceed federally insured limits. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in its cash. If any liquidity and/or financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, the Company's ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on its business, financial condition and results of operations.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Liquidity

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our cash on hand, working capital management, proceeds from certain private placements and public offerings of our securities, and sales of products and services. For the year ended April 30, 2025, the Company had net income of approximately $4.7 million, an accumulated deficit of approximately $79.9 million, negative working capital of $1.5 million and cash of $9.8 million. Despite the negative working capital, we believe that our cash on hand, together with expected cash flows from operations, are adequate to fund operations through at least August 2026. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has no assets or liabilities that are measured at fair value on a recurring and/or non-recurring basis during the years ended April 30, 2025 and 2024.

Property and Equipment

Property and equipment is recorded at cost and primarily consists of laboratory equipment, furniture and fixtures, computer hardware and software, leasehold improvements, and internally developed software. Assets in progress include equipment or software not yet placed in service. Depreciation and amortization is calculated on a straight-line basis over the estimated useful lives of the various assets ranging from three to seven years. Refer to Footnote 4, "Property and Equipment" for a detailed discussion.

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

Impairment of Long-Lived Assets

Impairment losses are to be recognized when the carrying amount of a long-lived asset is not recoverable or exceeds its fair value.  The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that a carrying value may not be recoverable.  The Company uses estimates of future cash flows over the remaining useful life of a long- lived asset or asset group to determine the recoverability of the asset.  These estimates only include the net cash flows directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the asset or asset

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

group.  The Company did not recognize any impairment losses for the Company’s long-lived assets for the years ended April 30, 2025 and 2024 . Refer to Note 4, "Property and Equipment".

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. The Company evaluates the carrying value of goodwill annually in connection with the annual budgeting and forecast process and also between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit to which goodwill was allocated to below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors, market conditions, or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating goodwill for impairment, the Company may first perform an assessment qualitatively whether it is more likely than not that a reporting unit’s carrying amount exceeds its fair value, referred to as a “step zero” approach. Subsequently (if necessary after step zero), an entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying value. Under FASB's Accounting Standards Update ("ASU") 2014-02, Topic 350, "Intangibles—Goodwill and Other" goodwill impairment is measured as the excess of the carrying amount of the reporting unit over its fair value.

Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of the businesses.  Future events, including but not limited to continued declines in economic activity, loss of contracts or a significant number of customers, or a rapid increase in costs or capital expenditures, could cause the Company to conclude that impairment indicators exist and that goodwill is impaired. For the years ended April 30, 2025 and 2024, the Company's annual assessment did not result in any impairment indicators.

Cost of Oncology Revenue

Cost of oncology revenue consists of direct costs related to laboratory supplies, mice purchases, and maintenance costs for studies completed internally as well as charges from Contract Research Organizations for studies handled externally. Indirect costs include salaries and other payroll related costs of compensation for personnel directly engaged in providing TOS products and services. All costs of performing studies in-house are expensed as incurred. All costs of performing studies from external sources, are expensed when incurred.

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

Stock-based Payments

The Company typically recognizes expense for stock-based payments based on the fair value of awards on the date of grant.  The Company uses the Black-Scholes option pricing model to estimate fair value.  The Black-Scholes option valuation model was developed for use in estimating the fair value of short-traded options that have no vesting restrictions and are fully transferable.  The option pricing model requires the Company to estimate certain key assumptions such as expected life, volatility, risk free interest rates and dividend yield to determine the fair value of stock-based awards.  These assumptions are based on historical information and management judgment.  The risk-free interest rate used is based on the United States

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

treasury security rate with a term consistent with the expected term of the award at the time of the grant. Since the Company has limited option exercise history, it has generally elected to estimate the expected life of an award based upon the Securities and Exchange Commission-approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107 with the continued use of this method extended under the provisions of Staff Accounting Bulletin No. 110.  Estimated volatility is based upon the historical volatility of the Company's common stock.  The Company does not anticipate paying a dividend, and therefore, no expected dividend yield was used. Forfeitures are accounted for as they occur.

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

Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements. In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. As of April 30, 2025 and 2024, the Company provided a valuation allowance for all net deferred tax assets, as recovery is not more likely than not based on an insufficient history of earnings.

The Company reflects tax benefits only if it is more likely than not that we will be able to sustain the tax position, based on its technical merits. If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. As of April 30, 2025 and 2024, the Company has recorded $0 and $181,000, respectively, of liabilities related to uncertain tax positions relative to one of its foreign operations.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company accrued $0 for any additional interest and or penalties on the Company’s consolidated statements of operations for the years ended April 30, 2025 and 2024, respectively, as the Company believes its recorded liability for uncertain tax positions, if applicable, covers any potential interest and/or penalties. The Company reversed the liability for uncertain tax positions as of April 30, 2025 due to the expiration of the statute of limitations. The Company does not anticipate any significant unrecognized tax benefits to be recorded during the next 12 months. For the years ended April 30, 2025 and 2024, the Company recognized a benefit for income taxes of $75,000 and $32,000, respectively. These amounts are mainly attributable to taxable income earned in Israel and Italy relating to transfer pricing, U.S. state net operating loss limitations, a $181,000 reversal of an uncertain tax liability in Israel in fiscal 2025, and a return to provision adjustment benefit in Israel of $95,000 in fiscal 2024.

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

The Company recognizes revenue over time using a progress-based input method since there is no single output measure that would fairly depict the transfer of control over the life of the performance obligation. Revenue is recognized for the single performance obligation over time due to the Company's right to payment for work performed to date and the performance does not create an asset with an alternative use. The Company recognizes revenue as portions of the overall performance obligation are completed as this best depicts the progress toward the complete satisfaction of the performance obligation.

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

Accounts Receivables, Unbilled Services and Deferred Revenue

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

Segment Reporting

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the Company’s chief operating decision maker (“CODM”) and relied upon when making decisions regarding resource allocation and assessing performance. When evaluating the Company’s financial performance, the CODM reviews total revenues, total expenses, and expenses by functional classification, using this information to make decisions on a Company-wide basis.

The Company currently operates in one reportable segment pertaining to oncology services. The CODM for the Company is the Chief Executive Officer (the “CEO”). The Company’s CEO reviews operating results on an aggregate basis and manages the Company’s operations on a consolidated basis for the purpose of evaluating financial performance and allocating resources. Accordingly, the Company has determined that it has a single reportable and operating segment structure. The CEO uses net income or loss as well as revenue results to allocate resources in the annual budgeting and forecasting process and also uses that measure as a basis for evaluating financial performance regularly by comparing actual results with established budgets and forecasts. All significant expense categories are presented on our Consolidated Statements of Operations. The measure of segment assets is reported on the Consolidated Balance Sheet as total assets. Segment revenues and expenses are identical to that disclosed in the accompanying Consolidated Statements of Operations.

Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update ("ASU") 2023-07, “Segment Reporting” (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant expenses. The amendments require entities to disclose significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”) and included within segment profit and loss, as well as the title and position of the CODM. The Company has adopted this standard effective May 1, 2024, noting that it did not have a material impact on its consolidated financial statements or related disclosures.

In December 2023, the FASB issued ASU 2023-09, “Improvements to Tax Disclosures” (Topic 740). The new guidance is intended to enhance the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and the income taxes paid information disclosed. The ASU is effective retrospectively for fiscal years beginning after December 15, 2025, with early adoption permitted. The Company is in the process of completing the assessment of the impact that the adoption of this ASU will have on its financial statements, which is not expected to be material.

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

Note 3. Accounts Receivable, Unbilled Services and Deferred Revenue

Accounts receivable and unbilled services were as follows (in thousands):

	April 30, 2025	April 30, 2024	April 30, 2023

Accounts receivable	$6,865	$4,886	$3,843
Unbilled services	5,398	5,941	4,993
Total accounts receivable and unbilled services	12,263	10,827	8,836
Less: allowance for estimated credit losses	(1,029)	(1,301)	(825)
Total accounts receivable, net	$11,234	$9,526	$8,011

Deferred revenue was as follows (in thousands):

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	April 30, 2025	April 30, 2024	April 30, 2023

Deferred revenue	$15,443	$12,094	$12,776

Deferred revenue is shown as a current liability on the Company's balance sheet.

Note 4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	April 30,
	2025	2024
Furniture and fixtures	$246	$246
Computer equipment and software	2,165	2,152
Laboratory equipment	11,323	11,506
Capitalized software development costs	1,888	1,888
Assets in progress	124	3
Leasehold improvements	317	317

Total property and equipment	16,063	16,112
Less: Accumulated depreciation and amortization	(11,688)	(10,391)

Property and equipment, net	$4,375	$5,721

    Depreciation and amortization expense was $1.6 million and $1.9 million for the years ended April 30, 2025 and 2024, respectively. Depreciation and amortization expense, excluding expense recorded under finance leases, was $1.5 million and $1.7 million for the years ended April 30, 2025 and 2024, respectively.

    As of April 30, 2025 and 2024, property, plant and equipment included gross assets held under finance leases of $1.0 million, respectively. Related depreciation expense for these assets was approximately $150,000 and $146,000 for the years ended April 30, 2025 and 2024, respectively.

During the year ended April 30, 2025, the Company disposed of lab equipment with a cost of $636,000 and accumulated depreciation of $343,000 as of the disposal date, resulting in a loss on disposal of equipment recorded of $293,000. During the year ended April 30, 2024, the Company disposed of lab equipment with a cost of $542,000 and accumulated depreciation of $107,000 as of the disposal date, resulting in a loss on disposal of equipment recorded of $435,000.

Finance Lease

During fiscal 2022, the Company recognized a finance lease for laboratory equipment. This equipment was obtained as the result of a laboratory supplies purchase commitment with costs of approximately $370,000 at inception through December 2025. Cash payments for this lease are in the form of consideration for purchasing lab supplies under a purchase commitment agreement. The present value of the minimum future obligations of $370,000 was calculated based on an interest rate of 3.25%. Depreciation and amortization expense related to this finance lease was $77,000 and $75,000 for the years ended April 30, 2025 and 2024, respectively. Interest on the related finance lease liability was approximately $3,000 and $6,000 for the years ended April 30, 2025 and 2024, respectively.

During fiscal 2023, the Company recognized a finance lease for laboratory equipment. This equipment was obtained as the result of a laboratory supplies purchase commitment with costs of approximately $368,000 at inception through May 2027. Cash payments for this lease are in the form of consideration for purchasing lab supplies under a purchase commitment agreement. The present value of the minimum future obligations of $368,000 was calculated based on an interest rate of 3.5%. Depreciation and amortization expense related to this finance lease was $73,000 and $71,000 for the years ended April 30, 2025

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and 2024, respectively. Interest on the related finance lease liability was approximately $7,000 and $9,000 for the years ended April 30, 2025 and 2024, respectively.

Future minimum lease payments due each fiscal year as follows (in thousands):

2026	$140
2027	80
2028	7
Thereafter	—
Total undiscounted liabilities	227
Less: Imputed interest	(7)
Present value of minimum lease payments	$220

Current portion financing lease	135
Long-term portion financing lease	85

As noted above, the Company's financing leases are for laboratory equipment. The associated liabilities for these leases are classified on the consolidated balance sheets within other current and other non-current liabilities.

Note 5. Revenue from Contracts with Customers

Oncology Revenue

The following table represents disaggregated revenue for the twelve months ended April 30, 2025 and 2024:

	Year Ended April 30,
	2025	2024
Pharmacology services	$48,585	$47,035
TOS data license revenue	4,676	—
Other TOS revenue	3,683	3,102
Personalized oncology services	—	18
Total oncology revenue	$56,944	$50,155
Other TOS revenue represents additional services provided to the Company's pharmaceutical and biotechnology customers, specifically flow cytometry services, and SaaS provided via our Lumin Bioinformatics software.

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

Note 6. Significant Customers

For the year ended April 30, 2025, two of our customers accounted for 10% or more of our total revenue, at 13% and 10%, respectively. For the year ended April 30, 2024, one of our customers accounted for 10% or more of our total revenue, at 10%. This same customer qualified as significant in both years ending 2025 and 2024, at 13% and 10%, respectively, with an additional customer qualifying as significant for the year ending 2025 at 10%.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of April 30, 2025, one customer, who is also one of our two significant customers, accounted for 19% of our total accounts receivable balance.

Note 7. Commitments and Contingencies

Legal Matters

The Company is not currently party to any legal matters to its knowledge. The Company is not aware of any other matters that would have a material impact on the Company’s financial position or results of operations.

Registration Payment Arrangements

The Company has entered into an Amended and Restated Registration Rights Agreement in connection with a private placement in March 2015. This Amended and Restated Registration Rights Agreement contains provisions that may call for the Company to pay penalties in certain circumstances. This registration payment arrangement primarily relates to the Company’s ability to file a registration statement within a particular time period, have a registration statement declared effective within a particular time period and to maintain the effectiveness of the registration statement for a particular time period. The Company has not accrued any liquidated damages associated with the Amended and Restated Registration Right Agreement as the Company has filed the required registration statement and anticipates continued compliance with the agreement.

Royalties

The Company contracts with third-party vendors to license tumor samples for development into PDX models and use in our TOS business. These types of arrangements have an upfront fee ranging from approximately nil to $30,000 per tumor sample depending on the successful growth of the tumor model and ability to develop them into a sellable product. The upfront costs are expensed as incurred. In addition, under certain agreements, for a limited period of time, the Company is subject to royalty payments if the licensed tumor models are used for sale in our TOS business, ranging from 2% to 20% of the contract price after recouping certain initiation costs. Some of these arrangements also set forth an annual minimum royalty due regardless of tumor models used for sale. For the years ended April 30, 2025 and 2024, the Company has recognized approximately $462,000 and $362,000 in expense related to these royalty arrangements, respectively. Royalty expense is included in cost of oncology revenue in the accompanying consolidated statements of operations.

Note 8. Stock-based Payments

Stock-based compensation in the amount of $654,000 and $1.1 million was recognized for years ended April 30, 2025 and 2024, respectively. Stock-based compensation costs were recorded as follows (in thousands):

	Year Ended April 30,
	2025	2024
General and administrative	$414	$706
Sales and marketing	125	168
Research and development	10	21
TOS cost of sales	105	223

Total stock-based compensation expense	$654	$1,118

The Company has in place a 2021 Equity Incentive Plan and 2010 Equity Incentive Plan ("the Plans"). In general, these Plans provide for stock-based compensation to the Company’s employees, directors and non-employees. The Plans also provide for limits on the aggregate number of shares that may be granted, the term of grants and the strike price of option awards.

2021 Equity Incentive Plan

As part of the 2021 Annual Shareholders Meeting, shareholders approved the adoption of the 2021 Equity Incentive Plan (“2021 Equity Plan”). The purpose of the 2021 Equity Plan is to grant (i) Non-statutory Stock Options; (ii) Incentive Stock

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Options; (iii) Restricted Stock Awards; and/or (iv) Stock Appreciation Rights (collectively, stock-based compensation) to its employees, directors and non-employees. Total stock awards under the 2021 Equity Plan shall not exceed 2 million shares of common stock. Options and Stock Appreciation Rights expire no later than ten years from the date of grant and the awards vest as determined by the Board of Directors (the "Board") or Chief Executive Officer. Options and Stock Appreciation Rights have a strike price not less than 100% of the fair market value of the common stock subject to the option or right at the date of grant. As of April 30, 2025, approximately 1.2 million shares were left to issue under this plan.

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

Director Compensation Plan

On December 12, 2013, the Compensation Committee of the Board (the "Committee") adopted changes to the Director Compensation Plan of 2010 (the “Director Plan”) effective December 1, 2013.  Under the Director Plan, independent directors of the Company were entitled to an annual award of a five-year option to purchase 8,333 shares of the Company’s common stock, and the Chairman of the Board of the Company was entitled to an annual award of a five-year option to purchase 16,667 shares of the Company’s common stock.  Independent directors who serve as chairperson of a committee were also to receive an annual grant of a five-year option to purchase 1,667 shares of the Company’s common stock. During fiscal year 2021, the Committee adopted the Director Compensation Plan of 2021 (the "2021 Plan"). Under the 2021 Plan, independent directors are entitled to an annual base compensation of $100,000 which can be received in either ten-year options to purchase shares of the Company's stock, which vest fully over a one-year period, or a combination of options and cash, where cash received is not to exceed $35,000. The Chairman of the Board’s annual compensation was set at an equivalent of $150,000. Compensation for independent directors who serve as chairperson of a committee was set at an equivalent of between $110,000 to $120,000. All options issued under the 2021 Plan vest quarterly at a rate of 25%. Option grants will typically be issued after the annual shareholder meeting which will generally be held in October of each year. New directors will receive compensation upon joining the Board equal to a pro-rata equivalent for the remainder of the year. Options issued under the 2021 Plan are issued pursuant to the 2021 Equity Plan.

Stock Option Grants

Black-Scholes weighted average assumptions used to calculate the fair value of options granted during the years ended April 30, 2025 and 2024 were as follows:

	Year Ended April 30,
	2025	2024
Expected term in years	6	6
Risk-free interest rates	3.6% - 4.5%	4.0% - 4.5%
Volatility	54% - 63%	63% - 64%
Dividend yield	0%	0%

The weighted average fair value of stock options granted during the years ended April 30, 2025 and 2024, was $2.86 and $3.75, respectively. The Company’s stock options activity and related information as of and for the years ended April 30, 2025 and 2024 is as follows:

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Directors and Employees	Non- Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2024	1,883,166	36,331	1,919,497	$5.04	5.2	$2,172,000
Granted	330,955	—	330,955	5.01	9.6	$—
Exercised	(183,404)	—	(183,404)	3.64
Canceled	(83,325)	—	(83,325)	5.83
Forfeited	(268,375)	—	(268,375)	6.05
Expired	(36,666)	—	(36,666)	5.43

Outstanding, April 30, 2025	1,642,351	36,331	1,678,682	4.98	4.9	$4,434,000

Vested and expected to vest as of April 30, 2025	1,642,351	36,331	1,678,682	4.98	4.9	$4,434,000

Exercisable as of April 30, 2025	1,461,067	5,625	1,466,692	4.86	4.3	$4,096,000

	Directors and Employees	Non- Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2023	1,739,336	36,331	1,775,667	4.8	4.6	$2,683,000
Granted	444,730	—	444,730	6.08	9.5	—
Exercised	(155,449)	—	(155,449)	2.31
Canceled	(50,535)	—	(50,535)	4.82
Forfeited	(40,750)	—	(40,750)	6.21
Expired	(54,166)	—	(54,166)	12.78

Outstanding, April 30, 2024	1,883,166	36,331	1,919,497	5.04	5.2	$2,172,000

Vested and expected to vest as of April 30, 2024	1,883,166	36,331	1,919,497	5.04	5.2	$2,172,000

Exercisable as of April 30, 2024	1,481,145	3,750	1,484,895	4.65	4.2	$2,172,000

Share Repurchase Program

On March 29, 2023, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $5.0 million of the Company’s common stock. The share repurchase program is designed in accordance with Rule 10b-18 of the Exchange Act. The shares may be purchased from time to time in the open market, as permitted under applicable rules and regulations, at prevailing market prices. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The program does not obligate the Company to acquire a minimum number of shares. As of April 30, 2025, the Company had purchased approximately 120,300 shares of its common stock, at an average price of $5.73 per share, totaling approximately $708,000 and leaving an available balance of approximately $4.3 million authorized by the Board for use in the program as of that date. The Company did not purchase any shares of its common stock during the year ended April 30, 2025.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9. Provision for (Benefit from) Income Taxes

The components of the (benefit) provision for income taxes are as follows (in thousands):

	Year Ended April 30, 2025
	Federal	State	Foreign	Total
Current	$—	$20	$(95)	$(75)

Total	$—	$20	$(95)	$(75)

	Year Ended April 30, 2024
	Federal	State	Foreign	Total
Current	$—	$7	$(39)	$(32)

Total	$—	$7	$(39)	$(32)

A reconciliation between the Company’s effective tax rate and the United States statutory tax rate for the years ended April 30, 2025 and 2024 is as follows:

	Year Ended April 30,
	2025	2024
Federal income tax at statutory rate	21.0%	21.0%
US vs. foreign tax rate difference	0.2	(0.1)
State income tax, net of federal benefit	4.1	(2.3)
Permanent differences	(0.6)	0.4
Decrease in uncertain tax position	(3.9)	—
Deferred tax asset adjustment	48.2	—
Change in valuation allowance	(70.6)	(18.5)

Income tax expense	(1.6)%	0.5%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities as of April 30, 2025 and 2024 consist of the following (in thousands):

	As of April 30,
	2025	2024
Accrued liabilities	$1,633	$1,269
Operating leases	250	279
Depreciation and amortization	(217)	(318)
Stock-based compensation expense	1,212	3,792
Capitalized research and development costs	3,712	4,046
Net operating loss carry-forward	8,248	9,038

Total deferred tax assets	14,838	18,106
Less: Valuation allowance	(14,838)	(18,106)

Net deferred tax asset	$—	$—

Management has evaluated the available evidence about future tax planning strategies, taxable income, and other possible sources of realization of deferred tax assets and has established a full valuation allowance against its net deferred tax assets as

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of April 30, 2025 and 2024.  For the years ended April 30, 2025 and 2024, the Company recorded a valuation allowance of $14.8 million and $18.1 million, respectively. The net decrease in the valuation allowance of $3.3 million during the fiscal year ended April 30, 2025, was mainly due to decreases in the deferred tax assets related to the net operating loss carryforward, stock-based compensation, and capitalized research expenses. The net increase in the valuation allowance of $1.4 million during the fiscal year ended April 30, 2024 was mainly due to increases in the deferred tax assets related to capitalized research expenses and other timing differences. Management continues to assess the realizability of the deferred tax assets at each interim and annual balance sheet date based upon actual and forecasted operating results.

As of April 30, 2025 and 2024, the Company’s estimated U.S. net operating loss carry-forwards were approximately $35.1 million and $38.6 million, respectively. Net operating losses generated prior to May 1, 2018 have a 20-year carryforward and will begin expiring in 2034 for federal and 2031 for state purposes. Losses generated in the fiscal years since the year ended April 30, 2019 may be carried forward indefinitely.  A valuation allowance has been recorded against all of these loss carryforwards.

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

 The Company files income tax returns in various jurisdictions with varying statutes of limitations.  As of April 30, 2025, the earliest tax year still subject to examination for state purposes is fiscal 2021.  The Company’s tax years for periods ending April 30, 2014 and forward are subject to examination by the United States and certain states due to the carry-forward of unutilized net operating losses.

The following table indicates the changes to the Company’s uncertain tax positions for the period and years ended April 30, 2025 and 2024 in thousands:

	Year Ended April 30,
	2025	2024
Balance, beginning of the year	$181	$181
Addition based on tax positions related to prior years	—	—
Payment made on tax positions related to prior years	—	—
Expiration of statute of limitations	(181)	—
Addition based on tax positions related to current year	—	—

Balance, end of year	$—	$181

As of April 30, 2024, the above amounts of $181,000 was included in other long-term liabilities.

Note 10. Earnings Per Share
A reconciliation of net income and number of shares used in computing basic and diluted earnings per share was as follows:

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended April 30,
	2025	2024
Basic and diluted net income (loss) per share computation (dollars in thousands):
Net income (loss) attributable to common stockholders	$4,701	$(7,276)
Weighted Average common shares - basic and diluted	13,659,786	13,547,604
Basic and diluted net income (loss) per share	$0.34	$(0.54)

Diluted income (loss) per share computation
Net income (loss) attributable to common stockholders	$4,701	$(7,276)
Weighted Average common shares	13,659,786	13,547,604
Incremental shares from assumed exercise of stock options	606,995	—
Adjusted weighted average share – diluted	14,266,781	13,547,604

Diluted net income (loss) per share	$0.33	$(0.54)

The following table reflects the total potential stock-based instruments outstanding at April 30, 2025 and 2024 that could have an effect on the future computation of dilution per common share. These figures were not included in the above calculation as, to do so, would be antidilutive:

	Year Ended April 30,
	2025	2024
Stock options	126,353	1,919,497

Total common stock equivalents	126,353	1,919,497

Note 11. Related Party Transactions

Related party transactions include transactions between the Company and its shareholders, management, or affiliates.  The following transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

Consulting Services

For fiscal years ended April 30, 2025 and 2024, the Company paid a member of its Board of Directors $12,000 and $36,000, respectively for consulting services unrelated to his duties as a board member. All of the amounts paid to this related party have been recognized in expense in the period the services were performed within general and administrative expenses in the accompanying consolidated statements of operations.

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

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company's leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments.

Operating Leases

The Company currently leases certain office equipment and its office and laboratory facilities under non-cancelable operating leases. Rent expense for operating leases is recognized on a straight-line basis over the lease term from the lease commencement date through the scheduled expiration date. Rent expenses totaled $1.8 million for the years ended April 30, 2025 and 2024.

The Company leases the following facilities:

•One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in November 2026. The Company recognized $75,000 and $77,000 of rent expense relative to this lease for fiscal 2025 and 2024, respectively.
•1330 Piccard Drive Suite 025, Rockville, MD 20850, which consists of laboratory and office space where the Company conducts operations related to its primary service offerings. The Company executed the original lease in January 2017. The lease was amended to expand the premises and extend the expiration date in March 2020 and again in December 2020. The operating commencement date was August 11, 2017. This lease expires in February 2029. The Company recognized $1.7 million of rent expense for both fiscal 2025 and 2024.
•VIA LEONE XIII, 14, Milan, Italy, which consists of laboratory and office space where the Company conducts operations related to its flow cytometry service offerings. During fiscal 2023, the Company executed its current lease for this office and laboratory space. The lease expires October 31, 2028. The Company recognized $50,000 of rent expense associated with this lease in Italy for both fiscal 2025 and 2024.

ROU assets and lease liabilities related to the Company's current operating leases are as follows (in thousands):

	April 30, 2025	April 30, 2024
Operating lease right-of-use assets, net	5,080	6,252
Current portion of operating lease liabilities	1,471	1,337
Non-current portion of operating lease liabilities	4,634	6,093

As of April 30, 2025, the weighted average remaining operating lease term and the weighted average discount rate were  3.75 years and 5.89%, respectively. As of April 30, 2024, the weighted average remaining operating lease term and the weighted average discount rate were 4.7 years and 5.88%, respectively.

Future minimum lease payments for operating leases due each fiscal year as follows (in thousands):

2026	$2,956
2027	2,922
2028	2,871
2029	2,392
Thereafter	—
Total undiscounted liabilities	11,141
Less: Imputed interest	(5,036)
Present value of minimum lease payments	$6,105

The composition of total lease cost for the years ended April 30, 2025 and 2024 were as follows (in thousands):

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended April 30,
	2025	2024
Operating lease costs	$1,730	$1,680

Financing lease costs:
Amortization of leased assets	150	146
Interest on lease liabilities	10	15

Total lease costs	$1,890	$1,841

Refer to Note 4, Property and Equipment, for more information on financing leases.

Note 13. Subsequent Events

Appointment of New Chief Executive Officer

Subsequent to the balance sheet date of April 30, 2025, the Board of Directors announced the appointment of Robert Brainin as the Company's new Chief Executive Officer, effective August 25, 2025. Mr. Brainin, who has served on the Company's Board of Directors since 2021 and will remain on the Board as a Director, will succeed Dr. Ronnie Morris, who has led the Company as CEO since 2017. Dr. Morris will transition to the role of Executive Chairman of the Board, supporting the leadership transition while remaining actively involved in the Company’s strategic initiatives.

Mr. Brainin has entered into an Employment Agreement with the Company. Pursuant to the agreement, he will receive an annual base salary of $500,000 and will have the opportunity to earn a discretionary target incentive bonus of 75% of his base salary. He will also receive multiple equity awards, including 225,000 options to purchase the Company’s common stock, which will vest over a four-year period, and 475,000 options to purchase the Company’s common stock, which will vest at varying time points and are based on varying performance criteria.

Tax Update

On July 4, 2025, the One Big Beautiful Bill was enacted, introducing significant and wide-ranging changes to the U.S. tax system. These include expanded deductions for certain expenses, the restoration of 100% bonus depreciation, and immediate expensing for U.S.-based research and development. The legislation also reinstates EBITDA-based interest deductions and makes several business tax incentives permanent.

The Company is currently assessing the potential impact of this legislation on its financial position, results of operations, and cash flows. In accordance with U.S. GAAP, the effects, if any, will be recognized in the period of enactment.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPIONS ONCOLOGY, INC.

July 23, 2025	/s/ RONNIE MORRIS
Ronnie Morris
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ RONNIE MORRIS	Chief Executive Officer and Director	July 23, 2025
Ronnie Morris	(principal executive officer)

/s/ DAVID MILLER	Chief Financial Officer	July 23, 2025
David Miller	(principal financial and accounting officer)

/s/ JOEL ACKERMAN	Director,	July 23, 2025
Joel Ackerman	Chairman of the Board of Directors

/s/ DAVID SIDRANSKY	Director	July 23, 2025
David Sidransky

/s/ ROBERT BRAININ	Director	July 23, 2025
Robert Brainin

/s/ SCOTT R. TOBIN	Director	July 23, 2025
Scott R. Tobin

/s/ DANIEL MENDELSON	Director	July 23, 2025
Daniel Mendelson

/s/ PHILIP BREITFELD	Director	July 23, 2025
Philip Breitfeld

Exhibit Index

Exhibit No.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Appendix A to the Company’s Information Statement on Schedule 14C filed March 7, 2011)

3.1.1	Certificate of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed April 28, 2015)

3.2	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 9, 2017)

4.1	Description of Registered Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed July 28, 2020)

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

10.19	Option Exchange Agreement, dated March 16, 2015, between the Company and Joel Ackerman (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 20, 2015)

10.20	Option Exchange Agreement, dated March 16, 2015, between the Company and Ronnie Morris (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed March 20, 2015)

10.21	Option Exchange Agreement, dated March 16, 2015, between the Company and David Miller (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 20, 2015)

14	Code of Ethics (incorporated by reference to Exhibit 14 of the April 30, 2008 Form 10-KSB)

19	Insider Trading Policy *

21	List of Subsidiaries (incorporated by reference to Exhibit 21 to the Company's Annual Report on Form 10-K filed July 19, 2024)

23.1	Consent of Independent Registered Public Accounting Firm*

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

32.1	Section Certification of Principal Executive Officer and the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

97	Policy Related to Recovery of Erroneously Awarded Compensation, adopted December 1, 2023 (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed July 19, 2024)

101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

__________________________
* Filed herewith

** Furnished hereto.

*** Management contract or compensatory plan or arrangement.