Form 10-Q
period 2025-07-31
CHAMPIONS ONCOLOGY, INC.
filed 2025-09-15
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2025
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
 The number of shares of common stock of the Registrant outstanding as of September 12, 2025 was 13,788,421.

DOCUMENTS INCORPORATED BY REFERENCE - None

INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
CHAMPIONS ONCOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	July 31, 2025	April 30, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,325	$9,785
Accounts receivable, net	9,474	11,204
Prepaid expenses and other current assets	1,215	1,369

Total current assets	21,014	22,358

Operating lease right-of-use assets, net	4,771	5,080
Property and equipment, net	4,230	4,375
Other long-term assets	196	196
Goodwill	335	335

Total assets	$30,546	$32,344

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$4,845	$4,248
Accrued liabilities	1,801	2,556
Current portion of operating lease liabilities	1,506	1,471
Other current liability	116	135
Deferred revenue	14,430	15,443

Total current liabilities	22,698	23,853

Non-current operating lease liabilities	4,244	4,634
Other non-current liabilities	66	85

Total liabilities	$27,008	$28,572

Stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 13,908,754 and 13,897,503 shares issued; and 13,788,421 and 13,777,170 outstanding as of July 31, 2025 and April 30, 2025, respectively	14	14
Treasury stock, at cost	(708)	(708)
Additional paid-in capital	84,560	84,358
Accumulated deficit	(80,358)	(79,892)

Total stockholders’ equity attributable to Champions Oncology, Inc.	3,508	3,772

Noncontrolling interest	30	—

Total stockholders' equity	3,538	3,772

Total liabilities and stockholders’ equity	$30,546	$32,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended July 31,
	2025	2024

Oncology revenue	$13,995	$14,061

Costs and operating expenses:
Cost of oncology revenue	7,995	7,072
Research and development	2,082	1,454
Sales and marketing	1,855	1,679
General and administrative	2,570	2,527
Loss on disposal of equipment	20	—

Total costs and operating expenses	14,522	12,732

(Loss) income from operations	(527)	1,329

Other income, net	75	5

(Loss) income before provision for income taxes	(452)	1,334
Provision for income taxes	14	21

Net (loss) income	$(466)	$1,313

Less: net loss attributable to noncontrolling interest	30	—

Net (loss) income attributable to Company's common shares	$(436)	$1,313

Net (loss) income per common share outstanding
basic	$(0.03)	$0.10
diluted	$(0.03)	$0.09

Weighted average common shares outstanding
basic	13,788,414	13,593,766
and diluted	13,788,414	14,042,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Dollars in Thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Non-Controlling Interest	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance April 30, 2025	13,897,503	$14	120,333	$(708)	$84,358	$—	$(79,892)	$3,772
Stock-based compensation	—	—	—	—	178	30	—	208
Issuance of common stock on exercise of stock options	11,251	—	—	—	24	—	—	24
Net Loss	—	—	—	—	—	—	(466)	(466)
Balance July 31, 2025	13,908,754	$14	120,333	$(708)	$84,560	$30	$(80,358)	$3,538

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Deficiency
	Shares	Amount	Shares	Amount
Balance April 30, 2024	13,714,099	$14	120,333	$(708)	$83,384	$(84,593)	$(1,903)
Stock-based compensation	—	—	—	—	258	—	258
Net income	—	—	—	—	—	1,313	1,313
Balance July 31, 2024	13,714,099	$14	120,333	$(708)	$83,642	$(83,280)	$(332)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Three Months Ended July 31,
	2025	2024
Operating activities:
Net (loss) income	$(466)	$1,313

Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Stock-based compensation	208	258
Depreciation and amortization expense	358	449
Loss on disposal of equipment	20	—
Operating lease right-of use assets	310	289
Allowance and estimated credit losses	(29)	(71)
Changes in operating assets and liabilities:
Accounts receivable	1,759	565
Prepaid expenses and other current assets	154	241
Accounts payable	411	(565)
Accrued liabilities	(755)	(63)
Operating lease liabilities	(356)	(323)
Deferred revenue	(1,014)	(1,782)

Net cash provided by operating activities	600	311

Investing activities:
Purchase of property and equipment	(46)	—

Net cash used in investing activities	(46)	—

Financing activities:
Proceeds from exercise of options	24	—
Finance lease payments	(38)	(37)

Net cash used in financing activities	(14)	(37)

Increase in cash	540	274
Cash at beginning of period	9,785	2,618

Cash at end of period	$10,325	$2,892

Non-cash investing activities:
Equipment purchased in accounts payable	$286	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS ONCOLOGY, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization, Use of Estimates and Basis of Presentation

Champions Oncology, Inc. (the "Company", or "we", or "our") is engaged in drug discovery and development through data-driven research strategies and innovative pharmacology, biomarker and data platforms. The Company’s TumorGraft Technology Platform (the "Platform"), a comprehensive bank of unique, well characterized "Patient Derived XenoGrafts" (PDX) models, is an approach to personalizing cancer care based upon the implantation of human tumors in immune-deficient mice. The Company provides a technology platform to pharmaceutical and biotechnology companies using proprietary TumorGraft studies, which the Company believes may be predictive of how drugs may perform in clinical settings. Utilizing the Platform, the Company offers multiple services to pharmaceutical and biotechnology companies seeking personalized approaches to drug development. By performing studies to predict the efficacy of oncology drugs, our Platform is designed to facilitate drug discovery with lower costs and increased speed of drug development as well as increased adoption of existing drugs.

The Company has four operating subsidiaries: Champions Oncology (Israel), Limited, Champions Oncology U.K. Limited, Champions Oncology, S.R.L. (Italy), and Corellia A.I. Inc. ("Corellia"). For the three months ended July 31, 2025 and 2024, there were no revenues earned by these subsidiaries.

The Company’s foreign subsidiaries' functional currency is the U.S. dollar. Transaction gains and losses are recognized in earnings. The Company is subject to foreign exchange rate fluctuations in connection with the Company’s international operations.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company operates in one reportable business segment. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries in which it holds a controlling financial interest. Intercompany transactions and accounts have been eliminated. Non-controlling interests represent the portion of the equity in consolidated subsidiaries not attributable to the company. The non-controlling interests' share of the net assets, net income, and comprehensive income is separately presented in the condensed consolidated financial statements where applicable.

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted. The April 30, 2025 condensed consolidated balance sheet in the accompanying interim condensed consolidated financial statements was derived from audited condensed consolidated financial statements. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in the Company’s annual condensed consolidated financial statements for the fiscal year ended April 30, 2025, as filed in the Company's Annual Report on Form 10-K with the SEC on July 23, 2025 (the "Annual Report"). In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the Annual Report. The results of operations for the interim periods are not necessarily indicative of the results of operations for a full fiscal year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note 2. Significant Accounting Policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements are disclosed in our 2025 Annual Report and there have been no changes to the Company's significant accounting policies during the three months ended July 31, 2025.

Liquidity

The Company's liquidity needs have typically arisen from the funding of its research and development programs and the launch of new products and services, working capital requirements, and other strategic initiatives. Historically, the Company has met these cash requirements through cash on hand, working capital management, and sales of products and services. In the past, the Company has also received proceeds from certain private placements and public offerings of our securities. For the three months ended July 31, 2025, the Company had a net loss of approximately $466,000, an accumulated deficit of approximately $80.4 million negative working capital of $1.7 million and cash of $10.3 million. Despite the negative working capital, we believe that our cash on hand, together with expected cash flows from operations, are adequate to fund operations through at least the next twelve months from the filing of this report. Should the Company be required to raise additional capital or seek to obtain financing, there can be no assurance that management would be successful in raising such capital or obtaining such financing on terms acceptable to us, if at all.

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

A reconciliation of net income and number of shares used in computing basic and diluted earnings per share was as follows:

	Three Months Ended July 31,
(Dollars in Thousands)	2025	2024
Basic net income (loss) per share computation:
Net income (loss) attributable to common stockholders	$(436)	$1,313
Weighted Average common shares – basic	13,788,414	13,593,766
Basic net income (loss) per share	$(0.03)	$0.10

Diluted net income (loss) per share computation:
Net income (loss) attributable to common stockholders	$(436)	$1,313
Weighted Average common shares	13,788,414	13,593,766
Incremental shares from assumed exercise of stock options	—	448,613
Adjusted weighted average share – diluted	13,788,414	14,042,379

Diluted net income (loss) per share	$(0.03)	$0.09

The following table reflects the total potential common stock instruments outstanding at July 31, 2025 and 2024 including those that could have an effect on the future computation of dilution per common share, had their effect not been anti-dilutive.

	July 31,
	2025	2024
Total common stock equivalents	2,531,806	1,131,624

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

License Revenue

The Company also enters into contracts to provide access to certain PDX model data via a license agreement with payments based on a fixed-fee arrangement. The Company's current data licenses contain a single performance obligation of delivering access to the licensed data. The Company recognizes this license revenue at a point in time when the performance obligation is satisfied by delivery of the access to the data.

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

Accounts receivable are customer obligations due under normal trade terms. The Company extends credit to its customers based on their creditworthiness and historical data and performs ongoing credit evaluations of our customers’ financial condition. The Company maintains a provision for estimated credit losses related to accounts receivable for future expected bad debt resulting from the inability or unwillingness of our customers to make required payments. We estimate our provision for estimated credit losses based on relevant information such as historical experience, current economic conditions, and future expectations of specifically identified customer balances. This provision is adjusted as appropriate to reflect current conditions. After all attempts to collect a receivable have failed, the receivable is written off against the provision. We do not obtain collateral from our customers to secure accounts receivable.

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
The Company currently operates in one reportable segment pertaining to oncology services. The CODM for the Company is the Chief Executive Officer (the “CEO”). The Company’s CEO reviews operating results on an aggregate basis and manages the Company’s operations on a consolidated basis for the purpose of evaluating financial performance and allocating resources. Accordingly, the Company has determined that it has a single reportable and operating segment structure. The CEO uses net income or loss as well as revenue results to allocate resources in the annual budgeting and forecasting process and also uses that measure as a basis for evaluating financial performance regularly by comparing actual results with established budgets and forecasts. All significant expense categories are presented on our condensed Consolidated Statements of Operations. The measure of segment assets is reported on the condensed Consolidated Balance Sheet as total assets. Segment revenues and expenses are identical to that disclosed in the accompanying condensed Consolidated Statements of Operations.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period’s presentation.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Improvements to Tax Disclosures” (Topic 740). The new guidance is intended to enhance the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and the income taxes paid information disclosed. The ASU is effective retrospectively for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this ASU as of May 1, 2025 and the impact on its financial statements was not material.

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

Note 3. Accounts Receivable, Unbilled Services and Deferred Revenue
Accounts receivable and unbilled services were as follows (in thousands):

	July 31, 2025	April 30, 2025	May 1, 2024
Accounts receivable	$5,139	$6,835	$4,886
Unbilled services	5,335	5,398	5,941
Total accounts receivable and unbilled services	10,474	12,233	10,827
Less: Allowances for doubtful accounts and estimated credit losses	(1,000)	(1,029)	(1,301)
Total accounts receivable, net	$9,474	$11,204	$9,526

Allowances for doubtful accounts and estimated credit losses were as follows (in thousands):

Beginning balance April 30, 2025	$(1,029)
Plus: Provision for credit losses and doubtful accounts	—
Less: Reversal of provision for credit losses and doubtful accounts, net	29
Less: Reversal for amounts subsequently collected	—
Less: Write offs	—
Ending balance July 31, 2025	$(1,000)

Deferred revenue was as follows (in thousands):

	July 31, 2025	April 30, 2025	May 1, 2024
Deferred revenue	$14,430	$15,443	$12,094

Note 4. Revenue from Contracts with Customers

Oncology Revenue
The following table represents disaggregated revenue for the three months ended July 31, 2025 and 2024 (in thousands):

	Three Months Ended July 31,
	2025	2024
Pharmacology services	$13,230	$13,069
TOS data license revenue	311	—
Other TOS revenue	454	992
Total oncology revenue	$13,995	$14,061

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

	July 31, 2025	April 30, 2025
Furniture and fixtures	$246	$246
Computer equipment and software	2,168	2,165
Capitalized software development costs	1,888	1,888
Laboratory equipment	11,465	11,323
Assets in progress	168	124
Leasehold improvements	317	317

Total property and equipment	16,252	16,063
Less: Accumulated depreciation and amortization	(12,022)	(11,688)

Property and equipment, net	$4,230	$4,375
Depreciation and amortization expense was $358,000 and $449,000 for the three months ended July 31, 2025 and 2024, respectively. Depreciation and amortization expense, excluding expense recorded under finance leases, was $320,000 and $412,000 for the three months ended July 31, 2025 and 2024, respectively.

As of July 31, 2025 and April 30, 2025, property, plant and equipment included gross assets held under finance leases of $1.0 million. Related depreciation expense was approximately $38,000 and $37,000 for the three months ended July 31, 2025 and 2024, respectively.

During the three months ended July 31, 2025, the Company disposed of lab equipment with a cost of $44,000 and accumulated depreciation of $24,000 as of the disposal date, resulting in a loss on disposal of equipment recorded of $20,000. During the three months ended July 31, 2024, the Company did not dispose of any equipment.

Finance Lease

During fiscal year 2023, the Company recognized a finance lease for laboratory equipment. This equipment was obtained as the result of a laboratory supplies purchase commitment with costs of approximately $368,000 at inception through June 2027. Cash payments for this lease are in the form of consideration for purchasing lab supplies under a purchase commitment agreement. The present value of the minimum future obligations of $368,000 was calculated based on an interest rate of 3.5%. Depreciation and amortization expense related to this finance lease was $19,000 and $18,000 for the three months ended July 31, 2025 and 2024. Interest on the related finance lease liability was less than $1,000 and approximately $1,000 for the three months ended July 31, 2025 and 2024, respectively.

During fiscal year 2022, the Company recognized a finance lease for laboratory equipment. This equipment was obtained as the result of a laboratory supplies purchase commitment with costs of approximately $370,000 at inception through December 2025. Cash payments for this lease are in the form of consideration for purchasing lab supplies under a purchase commitment agreement. At the commencement of the commitment, the present value of the minimum future obligations of $370,000 was calculated based on an interest rate of 3.25%. Depreciation and amortization expense related to this finance lease was $19,000 and $19,000 for the three months ended July 31, 2025 and 2024, respectively. Interest on the related finance lease liability was approximately $1,300 and $2,000 for the three months ended July 31, 2025 and 2024, respectively.

As noted above, the Company's financing leases are for laboratory equipment. The associated liabilities for these leases are classified on the condensed consolidated balance sheets within other current and other non-current liabilities. The weighted average remaining lease term of these leases is 1.54 years.

Financing lease assets (lab equipment) and lease liabilities related to our current financing leases are as follows (in thousands):

	July 31, 2025	April 30, 2025
Financing lease net asset	$182	$220
Current portion of financing lease liabilities	116	60
Non-current portion of financing lease liabilities	66	160

Future minimum lease payments due each fiscal year as follows (in thousands):

2026 (remaining)	$100
2027	80
2028	7
Total undiscounted liabilities	187
Less: Imputed interest	(5)
Present value of minimum lease payments	$182

Refer to Note 7, Leases, for information on operating leases.

Note 6. Stock-Based Payments

Stock-based compensation expense was recognized as follows (table in thousands):

	Three Months Ended July 31,
	2025	2024
General and administrative	$148	$185
Sales and marketing	12	40
Research and development	32	4
Cost of oncology revenue	16	29
Total stock-based compensation expense	$208	$258

For the three months ended July 31, 2025, stock-based compensation expense for research and development includes approximately $30,000 for options granted by the Company's wholly-owned subsidiary, Corellia, to certain of its employees.

The Company has in place a 2021 Equity Incentive Plan and 2010 Equity Incentive Plan as well as the 2023 Global Equity Incentive Plan which is specific to Corellia AI (collectively, the "Plans"). In general, these Plans provide for stock-based compensation to the Company’s employees, directors and non-employees. The 2010 and 2021 Plans also provide for limits on the aggregate number of shares that may be granted, the term of grants and the strike price of option awards.

2021 Equity Incentive Plan
As part of the 2021 Annual Shareholders Meeting, shareholders approved the adoption of the 2021 Equity Incentive Plan (“2021 Equity Plan”). The purpose of the 2021 Equity Plan is to grant (i) Non-statutory Stock Options; (ii) Incentive Stock Options; (iii) Restricted Stock Awards; and/or (iv) Stock Appreciation Rights (collectively, stock-based compensation) to its employees, directors and non-employees. Total stock awards under the 2021 Equity Plan shall not exceed 2 million shares of common stock. Options and Stock Appreciation Rights expire no later than ten years from the date of grant and the awards vest as determined by the Company's Board of Directors. Options and Stock Appreciation Rights have a strike price not less than 100% of the fair market value of the common stock subject to the option or right at the date of grant. As of July 31, 2025, approximately 342,000 shares were available for issue under this plan.

2010 Equity Incentive Plan
On February 18, 2011, shareholders owning a majority of the issued and outstanding shares of the Company executed a written consent approving the 2010 Equity Incentive Plan (“2010 Equity Plan”). The purpose of the 2010 Equity Plan is to grant (i) Non-statutory Stock Options; (ii) Restricted Stock Awards; and (iii) Stock Appreciation Rights (collectively, stock-based compensation) to its employees, directors and non-employees. Total stock awards under the 2010 Equity Plan shall not exceed 30,000,000 shares of common stock. Options and Stock Appreciation Rights expire no later than ten years from the date of grant and the awards vest as determined by the Board. Options and Stock Appreciation Rights have a strike price not less than 100% of the fair market value of the common stock subject to the option or right at the date of grant. After February 2021, no more shares were available to be issued from this plan. As of July 31, 2025, approximately 885,000 options granted under the 2010 plan were still outstanding.

2023 Global Equity Incentive Plan
As part of the establishment of Corellia, the subsidiary's Board of Directors approved the adoption of the 2023 Global Equity Incentive Plan ("the Plan"). The purpose of the Plan is to grant (i) Non-statutory Stock Options; (ii) Incentive Stock Options; and/or (iii) Restricted Stock Awards (collectively, stock-based compensation) to its employees, directors and non-employees. Options expire no later than ten years from the date of grant. Options awards vest as follows, unless otherwise determined by the subsidiary's Board or Plan Administrator, twenty-five percent (25%) of the options grant on the first anniversary of the vesting commencement date (and in the absence of such determination, of date on which such Options were granted), and six and one-quarter percent (6.25%) of the options grant at the end of each subsequent three-month period thereafter over the course of the following three (3) years.

Stock Option Grants

Black-Scholes and Monte Carlo assumptions used to calculate the fair value of Champions options granted by the Company during the three months ended July 31, 2025 and 2024 were as follows:

	Three Months Ended July 31,
	2025	2024
Expected term in years	6	6
Risk-free interest rates	4.08% - 4.50%	4.48%
Volatility	55.65% - 62.00%	62.72%
Dividend yield	—%	—%

The weighted average fair value of stock options granted during the three months ended July 31, 2025 and 2024 was $4.33 and $3.02, respectively.

Black-Scholes assumptions used to calculate the fair value of Corellia options granted by Corellia during the three months ended July 31, 2025 and 2024 were as follows:

	Three Months Ended July 31,
	2025	2024
Expected term in years	6	0
Risk-free interest rates	4.15%	—%
Volatility	65%	—%
Dividend yield	—%	—%

The weighted average fair value of stock options granted during the three months ended July 31, 2025 was $1,364.00. There have been no Corellia stock options granted prior to the first quarter of fiscal 2026.

Due to the absence of an active market for the Corellia's common stock, Corellia utilized methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock. In determining the exercise prices for stock options granted, Corellia has considered the estimated fair value of the common stock as of the measurement date. The estimated fair value of the common stock has been determined at each grant date based upon a variety of factors, including the illiquid nature of the common stock. Among other factors are Corellia's financial position and historical financial performance, the status of technological developments within its' research, the composition and ability of the current research and management team, an evaluation or benchmark of the Company’s competition and the current business climate in the marketplace. Significant changes to the key assumptions underlying the factors used could result in different fair values of common stock at each valuation date.

The Company’s stock options activity for the 2021 and 2010 equity incentive plans for the three months ended July 31, 2025 was as follows:

	Directors and Employees	Non- Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, April 30, 2025	1,642,351	36,331	1,678,682	$4.98	4.9	$4,434,000
Granted	874,000	—	874,000	7.39	9.9
Exercised	(11,251)	—	(11,251)	2.10
Forfeited	(9,625)	—	(9,625)	7.90

Outstanding, July 31, 2025	2,495,475	36,331	2,531,806	$5.81	6.5	$3,514,000

Vested and expected to vest as of July 31, 2025	2,495,475	36,331	2,531,806	$5.81	6.5	$3,514,000

Exercisable as of July 31, 2025	1,504,457	5,625	1,510,082	$4.90	4.2	$3,259,000

The stock options activity for the Corellia 2023 Global equity incentive plan for the three months ended July 31, 2025 was as follows:

	Directors and Employees	Non- Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, April 30, 2025	—	—	—	$—	0	$—
Granted	300	—	300	1,682.00	9.81

Outstanding, July 31, 2025	300	—	300	$1,682.00	9.81	$110,000

Vested and expected to vest as of July 31, 2025	300	—	300	$1,682.00	9.81	$110,000

Exercisable as of July 31, 2025	—	—	—	$—	—	$—

Share Repurchase Program

On March 29, 2023, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $5.0 million of the Company’s common stock. The share repurchase program is designed in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The shares may be purchased from time to time in the open market, as permitted under applicable rules and regulations, at prevailing market prices. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The program does not obligate the Company to acquire a minimum number of shares. As of July 31, 2025, the Company had purchased 120,300 shares of its common stock, at an average price of $5.73 per share, totaling approximately $708,000 and leaving an available balance of approximately $4.3 million authorized by the Board for use in the program as of that date. The last purchase was made during fiscal year 2024.

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
Operating Leases
The Company currently leases certain office equipment and its office and laboratory facilities under non-cancelable operating leases. Rent expense for operating leases is recognized on a straight-line basis over the lease term from the lease commencement date through the scheduled expiration date. Rent expense totaled $453,000 for both the three months ended July 31, 2025 and 2024. The Company considers its facilities adequate for its current operational needs.

The Company leases the following facilities:

•One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in November 2026. The Company recognized $19,000 of rent expense relative to this lease for both the three months ended July 31, 2025 and 2024.
•1330 Piccard Drive Suite 025, Rockville, MD 20850, which consists of laboratory and office space where the Company conducts operations related to its primary service offerings. The Company executed the original lease in January 2017. The lease was amended to expand the premises and extend the expiration date in March 2020 and again in December 2020. The operating commencement date was August 11, 2017. This lease expires in February 2029. The Company recognized $422,000 of rent expense relative to this lease for both the three months ended July 31, 2025 and 2024.

•VIA LEONE XIII, 14, Milan, Italy, which consists of laboratory and office space where the Company conducts operations related to its flow cytometry service offerings. The Company executed the lease in November 2022. The lease expires October 31, 2028. The Company recognized $13,000 of rent expense relative to this lease for both the three months ended July 31, 2025 and 2024.

ROU assets and lease liabilities related to our current operating leases are as follows (in thousands):

	July 31, 2025	April 30, 2025
Operating lease right-of-use assets, net	$4,771	$5,080
Current portion of operating lease liabilities	1,506	1,471
Non-current portion of operating lease liabilities	4,244	4,634

As of July 31, 2025, the weighted average remaining operating lease term and the weighted average discount rate were 3.51 years and 5.89%, respectively. As of July 31, 2024, the weighted average remaining operating lease term and the weighted average discount rate were 4.49 years and 5.88%, respectively.

Future minimum lease payments due each fiscal year as follows (in thousands):

2026 (remaining)	$2,221
2027	2,922
2028	2,871
2029	2,391
Thereafter	—
Total undiscounted liabilities	10,405
Less: Imputed interest	(4,655)
Present value of minimum lease payments	$5,750

The composition of total lease cost for three months ended July 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended July 31,
	2025	2024
Operating lease costs	$441	$429

Financing lease costs:
Amortization of leased assets	38	37
Interest on lease liabilities	2	3

Total lease costs	$481	$469

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

Consulting Services

During the three months ended July 31, 2025 and 2024, the Company recognized $0 and $9,000, respectively, for consulting services provided by an affiliate of a Board member, unrelated to his duty as a Board member.

Such amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations. As of July 31, 2025, $0 was due to this related party.

Note 9. Commitments and Contingencies

Legal Matters

The Company is not currently party to any legal matters to its knowledge. The Company is not aware of any other matters that would have a material impact on the Company’s financial position or results of operations.

Royalties

The Company contracts with third-party vendors to license tumor samples for development into PDX models and use in our pharmacology TOS business. These types of arrangements have an upfront fee ranging from nil to $30,000 per tumor sample depending on the successful growth of the tumor model and ability to develop them into a sellable product. The upfront costs are expensed as incurred. In addition, under certain agreements, for a limited period of time, the Company is subject to royalty payments if the licensed tumor models are used for sale in our TOS business, ranging from 2% to 20% of the contract price after recouping certain initiation costs. Some of these arrangements also set forth an annual minimum royalty due regardless of tumor models used for sale. For the three months ended July 31, 2025 and 2024, we have recognized approximately $39,000 and $81,000, respectively, in expense related to these royalty arrangements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the condensed consolidated financial statements and related notes that appear elsewhere in this Report and our 2025 Annual Report.

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

Forward-looking statements speak only as of the date the statements are made. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our 2025 Annual Report, as updated in our subsequent reports filed with the SEC, including any updates found in Part II, Item 1A of this or other reports on Form 10-Q, if any. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

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

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our cash on hand, working capital management, proceeds from certain private placements and public offerings of our securities and sales of products and services. For the three months ended July 31, 2025 and 2024, the Company had a net loss of $466,000 and net income of $1.3 million, respectively. As of July 31, 2025, the Company had an accumulated deficit of approximately $80.4 million, negative working capital of $1.7 million and cash of $10.3 million. For the three months ended July 31, 2025, the Company realized cash flow from operations of approximately $600,000. Despite our negative working capital at this date, we believe that our cash on hand, together with expected cash flows from operations, are adequate to fund operations through at least October 2026. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

Operating Results

The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Three Months Ended July 31,
	2025	% of Revenue	2024	% of Revenue	% Change

Oncology revenue	$13,995	100.0%	$14,061	100.0%	(0.5)%

Costs and operating expenses:
Cost of oncology revenue	7,995	57.1	7,072	50.3	13.1
Research and development	2,082	14.9	1,454	10.3	43.2
Sales and marketing	1,855	13.3	1,679	11.9	10.5
General and administrative	2,570	18.4	2,527	18.0	1.7
Loss on disposal of equipment	20	0.1	—	—	100.0

Total costs and operating expenses	14,522	103.8	12,732	90.5	14.1
Income (loss) from operations	$(527)	(3.8)%	$1,329	9.5%	(139.7)%

Oncology Revenue

Oncology revenue, primarily derived from research services, totaled $14.0 million for the three months ended July 31, 2025, compared to $14.1 million for the same period in 2024, a decrease of $66,000 or 0.5%.

Our revenues are comprised of the following:

	Three Months Ended July 31,
(in 000s)	2025	2024
Pharmacology services	$13,230	$13,069
TOS license revenue	311	—
Other TOS revenue	454	992
Total oncology revenue	$13,995	$14,061

Pharmacology Services

•The slight increase in revenue comparing the three month periods ended July 31, 2025 to 2024 was the result of an increase in the bookings to revenue conversion rate. Bookings, which represent the total value of signed statements of work, convert to revenue over time as the Company fulfills its contractual performance obligations.

TOS Data License Revenue

•Revenue for the three months ending July 31, 2025 resulted from the sale of data licenses. There was no data license revenue for the three months ended July 31, 2024.

Other TOS Revenue

•Other TOS Revenue includes additional services provided to the Company's pharmaceutical and biotechnology customers, specifically flow cytometry and SaaS provided via Lumin.
•Our flow cytometry services revenue decreased approximately $540,000 for the three months ended July 31, 2025, due to a decline in clinical bookings and a de-emphasis on this business unit. The decrease in Other TOS Revenue was partially offset by a slight increase in our SaaS revenues for the three-month period ending July 31, 2025 as compared with 2024, of $1,000.

Cost of Oncology Revenue

For the three months ended July 31, 2025, cost of oncology revenue increased $923,000 or 13.1% to $8.0 million, compared to $7.1 million in the prior year period. The increase primarily reflects higher outsourced lab services for radiolabeling work, which will vary from quarter to quarter but should decrease as we migrate this work in-house.

 Research and Development

Research and development expense for the three months ended July 31, 2025 and 2024 were $2.1 million and $1.5 million, respectively, an increase of approximately $628,000 or 43.2%.

The significant components of research and development expense are comprised of the following:

	Three Months Ended July 31,
(in 000s)	2025	2024
Compensation	$875	$605
Laboratory Supplies	637	490
Mice Costs	19	100
Outside Services	448	52

The overall increases in research and development expense for the three month period was primarily the result of an increase in outsourced lab services, compensation, and lab supplies as we increase investment in our data licensing platform and for Corellia, our wholly owned subsidiary focused on target discovery.

Sales and Marketing

Sales and marketing expenses for the three months ended July 31, 2025 and 2024 were $1.9 million and $1.7 million, an increase of $176,000 or 10.5%. The increase was related to compensation expense to support the growth of our data license business.

General and Administrative

General and administrative expenses for the three months ended July 31, 2025 and 2024 were $2.6 million and $2.5 million, respectively, a slight increase of $43,000, or 1.7%. General and administrative expenses are primarily comprised of compensation, insurance, professional fees, IT and depreciation and amortization expenses.

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

For three months ended July 31, 2025, net cash provided by operating activities was $600,000. The cash provided by operating activities was supported by receivables conversion and normal working capital activity, partially offset by a quarterly net loss. For the three months ended July 31, 2024, net cash provided by operating activities was $311,000. The cash provided by operating activities was primarily due to income from operations offset by changes in our working capital accounts in the ordinary course of business.

Cash Flows from Investing Activities

Net cash used in investing activities for the quarter was approximately $46,000. This was the result of purchases of lab and computer equipment during the quarter. The cash used in investing activities for the three months ended July 31, 2024 was $0.

Cash Flows from Financing Activities

Net cash used in financing activities was $14,000 for the three months ended July 31, 2025 resulting from financing lease payments partially offset by proceeds received for stock options exercises. Net cash used in financing activities was $37,000 for the three months ended July 31, 2024, resulting from financing lease payments.

Critical Accounting Estimates and Policies

There have been no changes to our critical accounting policies during the three months ended July 31, 2025. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in “Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” as well as in our Condensed Consolidated Financial Statements and the footnotes thereto, each included in our 2025 Annual Report.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of July 31, 2025. Based on that assessment, our management, including our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of July 31, 2025 at the reasonable assurance level in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Further, management concluded that our condensed consolidated financial statements in this Report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with GAAP.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the fiscal quarter ended July 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such, or against any of our property.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, there have been no material changes with respect to those risk factors previously disclosed in our 2025 Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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
10.1
Employment Agreement between Champions Oncology, Inc. and Robert Brainin, effective as of July 16, 2025 (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed with the SEC on July 21, 2025)

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

CHAMPIONS ONCOLOGY, INC.
(Registrant)

Date: September 15, 2025	By:	/s/ Robert Brainin
Robert Brainin
Chief Executive Officer
(principal executive officer)

Date: September 15, 2025	By:	/s/ David Miller
David Miller
Chief Financial Officer
(principal financial and accounting officer)