Form 10-Q
period 2025-10-31
CHAMPIONS ONCOLOGY, INC.
filed 2025-12-15
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 31, 2025
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
 The number of shares of common stock of the Registrant outstanding as of December 11, 2025 was 13,886,326.

DOCUMENTS INCORPORATED BY REFERENCE - None

INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2025

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
CHAMPIONS ONCOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	October 31, 2025	April 30, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,516	$9,785
Accounts receivable, net	11,539	11,204
Prepaid expenses and other current assets	1,277	1,369

Total current assets	21,332	22,358

Operating lease right-of-use assets, net	4,348	5,080
Property and equipment, net	3,951	4,375
Other long-term assets	196	196
Goodwill	335	335

Total assets	$30,162	$32,344

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,993	$4,248
Accrued liabilities	2,188	2,556
Current portion of operating lease liabilities	1,525	1,471
Other current liability	97	135
Deferred revenue	12,338	15,443

Total current liabilities	22,141	23,853

Non-current operating lease liabilities	3,744	4,634
Other non-current liabilities	46	85

Total liabilities	$25,931	$28,572

Stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 14,006,659 and 13,897,503 shares issued; and 13,886,326 and 13,777,170 outstanding as of July 31, 2025 and April 30, 2025, respectively	14	14
Treasury stock, at cost	(708)	(708)
Additional paid-in capital	84,985	84,358
Accumulated deficit	(80,121)	(79,892)

Total stockholders’ equity attributable to Champions Oncology, Inc.	4,170	3,772

Noncontrolling interest	61	—

Total stockholders' equity	4,231	3,772

Total liabilities and stockholders’ equity	$30,162	$32,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024

Oncology revenue	$15,035	$13,489	$29,030	$27,550

Costs and operating expenses:
Cost of oncology revenue	7,262	7,428	15,257	14,500
Research and development	2,616	1,689	4,698	3,143
Sales and marketing	1,998	1,751	3,853	3,430
General and administrative	2,974	1,889	5,544	4,416
Loss on disposal of equipment	—	—	20	—

Total costs and operating expenses	14,850	12,757	29,372	25,489

Income (loss) from operations	185	732	(342)	2,061

Other income, net	70	7	145	11

Income (loss) before provision for income taxes	255	739	(197)	2,072
Provision for income taxes	18	11	33	31

Net income (loss)	$237	$728	$(230)	$2,041

Less: net loss attributable to noncontrolling interest	31	—	61	—

Net income (loss) attributable to Company's common shares	$268	$728	$(169)	$2,041

Net income (loss) per common share outstanding
basic	$0.02	$0.05	$(0.01)	$0.15
diluted	$0.02	$0.05	$(0.01)	$0.15

Weighted average common shares outstanding
basic	13,791,913	13,593,766	13,758,715	13,593,766
and diluted	14,457,837	14,016,953	13,758,715	14,029,666

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Dollars in Thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Non-Controlling Interest	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance April 30, 2025	13,897,503	$14	120,333	$(708)	$84,358	$—	$(79,892)	$3,772
Stock-based compensation	—	—	—	—	178	30	—	208
Issuance of common stock on exercise of stock options	11,251	—	—	—	24	—	—	24
Net loss	—	—	—	—	—	—	(466)	(466)
Balance July 31, 2025	13,908,754	$14	120,333	$(708)	$84,560	$30	$(80,358)	$3,538
Stock-based compensation	—	—	—	—	218	31	—	249
Issuance of common stock on exercise of stock options	97,905	—	—	—	207	—	—	207
Net income	—	—	—	—	—	—	237	237
Balance October 31, 2025	14,006,659	$14	120,333	$(708)	$84,985	61	$(80,121)	$4,231

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity/ (Deficiency)
	Shares	Amount	Shares	Amount
Balance April 30, 2024	13,714,099	$14	120,333	$(708)	$83,384	$(84,593)	$(1,903)
Stock-based compensation	—	—	—	—	258	—	258
Net income	—	—	—	—	—	1,313	1,313
Balance July 31, 2024	13,714,099	$14	120,333	$(708)	$83,642	$(83,280)	$(332)
Stock-based compensation	—	—	—	—	9	—	9
Issuance of common stock on exercise of stock options	105,137		—	—	276	—	276
Net income	—	—	—	—	—	728	728
Balance October 31, 2024	13,819,236	$14	120,333	(708)	$83,927	$(82,552)	$681

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Six Months Ended October 31,
	2025	2024
Operating activities:
Net (loss) income	$(230)	$2,041

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation	457	267
Depreciation and amortization expense	715	848
Loss on disposal of equipment	20	—
Gain on termination of operating lease	(9)	—
Operating lease right-of use assets	734	583
Allowance and estimated credit losses	(16)	(280)
Changes in operating assets and liabilities:
Accounts receivable	(319)	(664)
Prepaid expenses and other current assets	92	635
Accounts payable	1,722	(947)
Accrued liabilities	(367)	74
Operating lease liabilities	(829)	(655)
Deferred revenue	(3,105)	(1,874)

Net cash (used in) provided by operating activities	(1,135)	28

Investing activities:
Purchase of property and equipment	(288)	(94)

Net cash used in investing activities	(288)	(94)

Financing activities:
Proceeds from exercise of options	231	276
Finance lease payments	(77)	(74)

Net cash provided by financing activities	154	202

(Decrease) Increase in cash	(1,269)	136
Cash at beginning of period	9,785	2,618

Cash at end of period	$8,516	$2,754

Non-cash investing activities:
Equipment purchased in accounts payable	$23	$—

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

The Company has four operating subsidiaries: Champions Oncology (Israel), Limited, Champions Oncology U.K. Limited, Champions Oncology, S.R.L. (Italy), and Corellia A.I. Inc. ("Corellia"). For the three and six months ended October 31, 2025 and 2024, there were no revenues earned by these subsidiaries.

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

Note 2. Significant Accounting Policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements are disclosed in our 2025 Annual Report and there have been no changes to the Company's significant accounting policies during the six months ended October 31, 2025.

Liquidity

The Company's liquidity needs have typically arisen from the funding of its research and development programs and the launch of new products and services, working capital requirements, and other strategic initiatives. Historically, the Company has met these cash requirements through cash on hand, working capital management, and sales of products and services. In the past, the Company has also received proceeds from certain private placements and public offerings of our securities. For the six months ended October 31, 2025, the Company had a net loss of approximately $237,000, an accumulated deficit of approximately $80.1 million, negative working capital of $809,000 and cash of $8.5 million. Despite the negative working capital, we believe that our cash on hand, together with expected cash flows from operations, are adequate to fund operations through at least the next twelve months from the filing of this report. Should the Company be required to raise additional capital or seek to obtain financing, there can be no assurance that management would be successful in raising such capital or obtaining such financing on terms acceptable to us, if at all.

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

A reconciliation of net income (loss) and number of shares used in computing basic and diluted earnings per share was as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
(Dollars in Thousands)	2025	2024	2025	2024
Basic net income (loss) per share computation:
Net income (loss) attributable to common stockholders	$268	$728	$(169)	$2,041
Weighted Average common shares – basic	13,791,913	13,593,766	13,758,715	13,593,766
Basic net income (loss) per share	$0.02	$0.05	$(0.01)	$0.15

Diluted net income (loss) per share computation:
Net income (loss) attributable to common stockholders	$268	$728	$(169)	$2,041
Weighted Average common shares	13,791,913	13,593,766	13,758,715	13,593,766
Incremental shares from assumed exercise of stock options	665,924	423,187	—	435,900
Adjusted weighted average share – diluted	14,457,837	14,016,953	13,758,715	14,029,666

Diluted net income (loss) per share	$0.02	$0.05	$(0.01)	$0.15

The following table reflects the total potential common stock instruments outstanding at October 31, 2025 and 2024 including those that could have an effect on the future computation of dilution per common share, had their effect not been anti-dilutive.

	October 31,
	2025	2024
Total common stock equivalents	2,420,026	907,979

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

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Improvements to Tax Disclosures” (Topic 740). The new guidance is intended to enhance the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and the income taxes paid information disclosed. The ASU is effective retrospectively for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this ASU as of May 1, 2025 and it has been included in the required disclosures in our financial statements since.

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

Note 3. Accounts Receivable, Unbilled Services and Deferred Revenue
Accounts receivable and unbilled services were as follows (in thousands):

	October 31, 2025	April 30, 2025	May 1, 2024
Accounts receivable	$5,381	$6,835	$4,886
Unbilled services	7,171	5,398	5,941
Total accounts receivable and unbilled services	12,552	12,233	10,827
Less: Allowances for doubtful accounts and estimated credit losses	(1,013)	(1,029)	(1,301)
Total accounts receivable, net	$11,539	$11,204	$9,526

Allowances for doubtful accounts and estimated credit losses were as follows (in thousands):

Beginning balance April 30, 2025	$(1,029)
Plus: Provision for credit losses and doubtful accounts	(13)
Less: Reversal of provision for credit losses and doubtful accounts, net	29
Less: Reversal for amounts subsequently collected	—
Less: Write offs	—
Ending balance October 31, 2025	$(1,013)

Deferred revenue was as follows (in thousands):

	October 31, 2025	April 30, 2025	May 1, 2024
Deferred revenue	$12,338	$15,443	$12,094

Note 4. Revenue from Contracts with Customers

Oncology Revenue
The following table represents disaggregated revenue for the three and six months ended October 31, 2025 and 2024 (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Pharmacology services	$14,515	$12,498	$27,745	$25,567
TOS data license revenue	157	—	468	—
Other TOS revenue	363	991	817	1,983
Total oncology revenue	$15,035	$13,489	$29,030	$27,550
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

	October 31, 2025	April 30, 2025
Furniture and fixtures	$246	$246
Computer equipment and software	2,175	2,165
Capitalized software development costs	1,888	1,888
Laboratory equipment	11,655	11,323
Assets in progress	49	124
Leasehold improvements	317	317

Total property and equipment	16,330	16,063
Less: Accumulated depreciation and amortization	(12,379)	(11,688)

Property and equipment, net	$3,951	$4,375
Depreciation and amortization expense was $357,000 and $399,000 for the three months ended October 31, 2025 and 2024, respectively. Depreciation and amortization expense, excluding expense recorded under finance leases, was $318,000 and $362,000 for the three months ended October 31, 2025 and 2024, respectively.

Depreciation and amortization expense was $715,000 and $848,000 for the six months ended October 31, 2025 and 2024, respectively. Depreciation and amortization expense, excluding expense recorded under finance leases, was $638,000 and $774,000 for the six months ended October 31, 2025 and 2024, respectively.

As of October 31, 2025 and April 30, 2025, property, plant and equipment included gross assets held under finance leases of $1.0 million. Related depreciation expense was approximately $39,000 and $37,000 for the three months ended October 31, 2025 and 2024, respectively, and $77,000 and $74,000 for the six months ended October 31, 2025 and 2024, respectively.

During the three months ended July 31, 2025, the Company disposed of lab equipment with a cost of $44,000 and accumulated depreciation of $24,000 as of the disposal date, resulting in a loss on disposal of equipment recorded of $20,000. The Company did not dispose of any equipment during the three months ended October 31, 2025. During the three and six months ended October 31, 2024, the Company did not dispose of any equipment.

Finance Lease

During fiscal year 2023, the Company recognized a finance lease for laboratory equipment. This equipment was obtained as the result of a laboratory supplies purchase commitment with costs of approximately $368,000 at inception through June 2027. Cash payments for this lease are in the form of consideration for purchasing lab supplies under a purchase commitment agreement. The present value of the minimum future obligations of $368,000 was calculated based on an interest rate of 3.5%. Depreciation and amortization expense related to this finance lease was $19,000 and $18,000 for the three months ended October 31, 2025 and 2024, respectively, and $38,000 and $36,000, for the six months ended October 31, 2025 and 2024, respectively. Interest on the related finance lease liability was approximately $1,100 and $1,800 for the three months ended October 31, 2025 and 2024, respectively. Interest on the related finance lease liability was approximately $2,400 and $3,700 for the six months ended October 31, 2025 and 2024, respectively.

During fiscal year 2022, the Company recognized a finance lease for laboratory equipment. This equipment was obtained as the result of a laboratory supplies purchase commitment with costs of approximately $370,000 at inception through December 2025. Cash payments for this lease are in the form of consideration for purchasing lab supplies under a purchase commitment agreement. At the commencement of the commitment, the present value of the minimum future obligations of $370,000 was calculated based on an interest rate of 3.25%. Depreciation and amortization expense related to this finance lease was $20,000 and $19,000 for the three months ended October 31, 2025 and 2024, respectively, and $39,000 and $38,000, for six months ended October 31, 2025 and 2024, respectively. Interest on the related finance lease liability was less than $1,000 for the three and six months ended October 31, 2025. Interest on the related finance lease liability was less than $1,000 for the three months ended October 31, 2024 and approximately $1,900 for the six months ended October 31, 2024.

As noted above, the Company's financing leases are for laboratory equipment. The associated liabilities for these leases are classified on the condensed consolidated balance sheets within other current and other non-current liabilities. The weighted average remaining lease term of these leases is 1.40 years.

Financing lease assets (lab equipment) and lease liabilities related to our current financing leases are as follows (in thousands):

	October 31, 2025	April 30, 2025
Financing lease net asset	$143	$220
Current portion of financing lease liabilities	97	60
Non-current portion of financing lease liabilities	46	160

Future minimum lease payments due each fiscal year as follows (in thousands):

2026 (remaining)	$60
2027	80
2028	7
Total undiscounted liabilities	147
Less: Imputed interest	(4)
Present value of minimum lease payments	$143

Refer to Note 7, Leases, for information on operating leases.

Note 6. Stock-Based Payments

Stock-based compensation expense was recognized as follows (table in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
General and administrative	$191	$(95)	$339	$90
Sales and marketing	14	51	26	91
Research and development	32	3	64	7
Cost of oncology revenue	12	50	28	79
Total stock-based compensation expense	$249	$9	$457	$267

For the three and six months ended October 31, 2025, stock-based compensation expense for research and development includes approximately $31,000 and $61,000 respectively, for options granted by the Company's wholly-owned subsidiary, Corellia, to certain of its employees.

The Company has in place a 2021 Equity Incentive Plan and 2010 Equity Incentive Plan as well as the 2023 Global Equity Incentive Plan which is specific to Corellia (collectively, the "Plans"). In general, these Plans provide for stock-based compensation to the Company’s employees, directors and non-employees. The 2010 and 2021 Plans also provide for limits on the aggregate number of shares that may be granted, the term of grants and the strike price of option awards.

2021 Equity Incentive Plan
As part of the 2021 Annual Shareholders Meeting, shareholders approved the adoption of the 2021 Equity Incentive Plan (“2021 Equity Plan”). The purpose of the 2021 Equity Plan is to grant (i) Non-statutory Stock Options; (ii) Incentive Stock Options; (iii) Restricted Stock Awards; and/or (iv) Stock Appreciation Rights (collectively, stock-based compensation) to its employees, directors and non-employees. Total stock awards under the 2021 Equity Plan shall not exceed 2 million shares of common stock. Options and Stock Appreciation Rights expire no later than ten years from the date of grant and the awards vest as determined by the Company's Board of Directors. Options and Stock Appreciation Rights have a strike price not less than 100% of the fair market value of the common stock subject to the option or right at the date of grant. As of October 31, 2025, approximately 355,000 shares were available for issue under this plan.

2010 Equity Incentive Plan
On February 18, 2011, shareholders owning a majority of the issued and outstanding shares of the Company executed a written consent approving the 2010 Equity Incentive Plan (“2010 Equity Plan”). The purpose of the 2010 Equity Plan is to grant (i) Non-statutory Stock Options; (ii) Restricted Stock Awards; and (iii) Stock Appreciation Rights (collectively, stock-based compensation) to its employees, directors and non-employees. Total stock awards under the 2010 Equity Plan shall not exceed 30,000,000 shares of common stock. Options and Stock Appreciation Rights expire no later than ten years from the date of grant and the awards vest as determined by the Board. Options and Stock Appreciation Rights have a strike price not less than 100% of the fair market value of the common stock subject to the option or right at the date of grant. After February 2021, no more shares were available to be issued from this plan. As of October 31, 2025, approximately 787,000 options granted under the 2010 plan were still outstanding.

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

Stock Option Grants

Black-Scholes and Monte Carlo assumptions used to calculate the fair value of Champions options granted by the Company during the three and six months ended October 31, 2025 and 2024 were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Expected term in years	0	6	6	6
Risk-free interest rates	—%	3.58% - 3.77%	4.08% - 4.50%	3.58% - 4.48%
Volatility	—%	59.47% - 59.57%	55.65% - 62.00%	59.47% - 62.72%
Dividend yield	—%	—%	—%	—%

The weighted average fair value of stock options granted during the three months ended October 31, 2025 and 2024 was $0.00 and $2.48, respectively, noting that no options were granted during the three months ended October 31, 2025. The weighted average fair value of stock options granted during the six months ended October 31, 2025 and 2024 was $4.33 and $2.49, respectively.

Black-Scholes assumptions used to calculate the fair value of Corellia options granted by Corellia during the three and six months ended October 31, 2025 and 2024 were as follows:

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Expected term in years	0	0	6	0
Risk-free interest rates	—%	—%	4.15%	—%
Volatility	—%	—%	65%	—%
Dividend yield	—%	—%	—%	—%

The weighted average fair value of stock options granted during the six months ended October 31, 2025 was $1,364.00. There have been no Corellia stock options granted prior to the first quarter of fiscal 2026 and no options were granted during the three months ended October 31, 2025.

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

The Company’s stock options activity for the 2021 and 2010 equity incentive plans for the six months ended October 31, 2025 was as follows:

	Directors and Employees	Non- Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, April 30, 2025	1,642,351	36,331	1,678,682	$4.98	4.9	$4,434,000
Granted	874,000	—	874,000	7.39	9.7
Exercised	(109,156)	—	(109,156)	2.11
Forfeited	(15,125)	—	(15,125)	7.04
Canceled	(8,375)	—	(8,375)	7.13

Outstanding, October 31, 2025	2,383,695	36,331	2,420,026	$5.96	6.5	$3,726,000

Vested and expected to vest as of October 31, 2025	2,383,695	36,331	2,420,026	$5.96	6.5	$3,726,000

Exercisable as of October 31, 2025	1,458,663	5,625	1,464,288	$5.06	4.4	$3,476,000

The remaining unrecognized stock-based compensation expense at October 31, 2025 was $3.8 million. Of this amount, $1.2 million relates to time-based awards with a remaining weighted average recognition period of 3.61 years and $888,000 related to market based awards with a remaining average recognition period of 2.2 years. The remaining $1.7 million of unrecognized stock-based compensation expense relates to performance-based awards for which expense will only be recognized when it becomes probable that the Company will achieve such defined financial targets. As of October 31, 2025 , there were 430,000 options that have these performance-based vesting provisions and are subject to forfeiture, in whole or in part, if these performance conditions are not achieved. Management assesses, on an ongoing basis, the probability of whether the performance criteria will be achieved and, if it is deemed probable, stock-based compensation expense is recognized over the relevant performance period.

The stock options activity for the Corellia 2023 Global equity incentive plan for the six months ended October 31, 2025 was as follows:

	Directors and Employees	Non- Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, April 30, 2025	—	—	—	$—	0	$—
Granted	300	—	300	1,682.00	9.56

Outstanding, October 31, 2025	300	—	300	$1,682.00	9.56	$110,000

Vested and expected to vest as of October 31, 2025	300	—	300	$1,682.00	9.56	$110,000

Exercisable as of October 31, 2025	—	—	—	$—	—	$—

The remaining unrecognized stock-based compensation expense at October 31, 2025 was $348,000. This amount relates to time-based awards with a remaining weighted average recognition period of 2.55 years

Share Repurchase Program

On March 29, 2023, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $5.0 million of the Company’s common stock. The share repurchase program is designed in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The shares may be purchased from time to time in the open market, as permitted under applicable rules and regulations, at prevailing market prices. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The program does not obligate the Company to acquire a minimum number of shares. As of October 31, 2025, the Company had purchased 120,300 shares of its common stock, at an average price of $5.73 per share, totaling approximately $708,000 and leaving an available balance of approximately $4.3 million authorized by the Board for use in the program as of that date. The last purchase was made during fiscal year 2024.

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
Operating Leases
The Company currently leases certain office equipment and its office and laboratory facilities under non-cancelable operating leases. Rent expense for operating leases is recognized on a straight-line basis over the lease term from the lease commencement date through the scheduled expiration date. Rent expense totaled $454,000 for both the three months ended October 31, 2025 and 2024. Rent expense totaled $907,000 for both the six months ended October 31, 2025 and 2024. The Company considers its facilities adequate for its current operational needs.

The Company leases the following facilities:

•One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in November 2026. The Company recognized $19,000 of rent expense relative to this lease for both the three months ended October 31, 2025 and 2024. The Company recognized $38,000 of rent expense relative to this lease for both the six months ended October 31, 2025 and 2024.
•1330 Piccard Drive Suite 025, Rockville, MD 20850, which consists of laboratory and office space where the Company conducts operations related to its primary service offerings. The Company executed the original lease in January 2017. The lease was amended to expand the premises and extend the expiration date in March 2020 and again in December 2020. The operating commencement date was August 11, 2017. This lease expires in February 2029. The Company recognized $422,000 of rent expense relative to this lease for both the three months ended October 31, 2025 and 2024. The Company recognized $843,000 of rent expense relative to this lease for both the six months ended October 31, 2025 and 2024.
•VIA LEONE XIII, 14, Milan, Italy, which consists of laboratory and office space where the Company conducts operations related to its flow cytometry service offerings. The Company executed the lease in November 2022. The lease was set to expire October 31, 2028. During the three months ended October 31, 2025, the Company exercised its right to terminate the lease early. The lease will terminate April 30, 2026 and the Company will no longer utilize a physical site in Italy. As part of this lease modification, the Company recorded a reduction to its right of use asset related to this lease of $108,000. In addition, the Company recorded a reduction to the current and non-current portions of the related operating lease liabilities of $16,000 and $101,000, respectively. A gain on lease termination of $9,000 was recorded. The Company recognized $13,000 of rent expense relative to this lease for both the three months ended October 31, 2025 and 2024. The Company recognized $25,000 of rent expense relative to this lease for both the six months ended October 31, 2025 and 2024.

ROU assets and lease liabilities related to our current operating leases are as follows (in thousands):

	October 31, 2025	April 30, 2025
Operating lease right-of-use assets, net	$4,348	$5,080
Current portion of operating lease liabilities	1,525	1,471
Non-current portion of operating lease liabilities	3,744	4,634

As of October 31, 2025, the weighted average remaining operating lease term and the weighted average discount rate were 3.26 years and 5.83%, respectively. As of October 31, 2024, the weighted average remaining operating lease term and the weighted average discount rate were 4.24 years and 5.88%, respectively.

Future minimum lease payments due each fiscal year as follows (in thousands):

2026 (remaining)	$1,482
2027	2,869
2028	2,816
2029	2,364
Thereafter	—
Total undiscounted liabilities	9,531
Less: Imputed interest	(4,262)
Present value of minimum lease payments	$5,269

The composition of total lease cost for three and six months ended October 31, 2025 and 2024 were as follows (in thousands):

	Three Months Ended October 31,		Six Months Ended October 31,
	2025	2024	2025	2024
Operating lease costs	$445	$432	$885	$861

Financing lease costs:
Amortization of leased assets	39	37	77	74
Interest on lease liabilities	2	3	3	6

Total lease costs	$486	$472	$965	$941

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

Consulting Services

During the three months ended October 31, 2025 and 2024, the Company recognized $0 and $6,000, respectively, for consulting services provided by an affiliate of a Board member, unrelated to his duty as a Board member. During the six months ended October 31, 2025 and 2024, the Company recognized $0 and $15,000, respectively, for consulting services provided by an affiliate of a Board member, unrelated to his duty as a Board member.

Such amounts are included in general and administrative expenses in the accompanying condensed consolidated statements of operations. As of October 31, 2025, $0 was due to this related party.

Note 9. Commitments and Contingencies

Legal Matters

The Company is not currently party to any legal matters to its knowledge. The Company is not aware of any other matters that would have a material impact on the Company’s financial position or results of operations.

Royalties

The Company contracts with third-party vendors to license tumor samples for development into PDX models and use in our pharmacology TOS business. These types of arrangements have an upfront fee ranging from nil to $30,000 per tumor sample depending on the successful growth of the tumor model and ability to develop them into a sellable product. The upfront costs are expensed as incurred. In addition, under certain agreements, for a limited period of time, the Company is subject to royalty payments if the licensed tumor models are used for sale in our TOS business, ranging from 2% to 20% of the contract price after recouping certain initiation costs. Some of these arrangements also set forth an annual minimum royalty due regardless of tumor models used for sale. For the three months ended October 31, 2025 and 2024, we have recognized approximately $134,000 and $104,000, respectively, in expense related to these royalty arrangements. For the six months ended October 31, 2025 and 2024, we have recognized approximately $173,000 and $185,000, respectively, in expense related to these royalty arrangements.

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

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our cash on hand, working capital management, proceeds from certain private placements and public offerings of our securities, and sales of products and services. For the six months ended October 31, 2025 and 2024, the Company had a net loss of $230,000 and net income of $2.0 million, respectively. As of October 31, 2025, the Company had an accumulated deficit of approximately $80.1 million, negative working capital of $809,000 and cash of $8.5 million. For the six months ended October 31, 2025, the Company used cash flow in operations of approximately $1.1 million. Despite our negative working capital at this date and cash used in operations for the period, we believe that our cash on hand, together with expected cash flows from operations, are adequate to fund operations through at least December 2026. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

Operating Results

The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Three Months Ended October 31,
	2025	% of Revenue	2024	% of Revenue	% Change

Oncology revenue	$15,035	100.0%	$13,489	100.0%	11.5%

Costs and operating expenses:
Cost of oncology revenue	7,262	48.3	7,428	55.1	(2.2)
Research and development	2,616	17.4	1,689	12.5	54.9
Sales and marketing	1,998	13.3	1,751	13.0	14.1
General and administrative	2,974	19.8	1,889	14.0	57.4

Total costs and operating expenses	14,850	98.8	12,757	94.6	16.4
Income from operations	$185	1.2%	$732	5.4%	(74.7)%

	For the Six Months Ended October 31,
	2025	% of Revenue	2024	% of Revenue	% Change

Oncology revenue	$29,030	100.0%	$27,550	100.0%	5.4%

Costs and operating expenses:
Cost of oncology revenue	15,257	52.6	14,500	52.6	5.2
Research and development	4,698	16.2	3,143	11.4	49.5
Sales and marketing	3,853	13.3	3,430	12.5	12.3
General and administrative	5,544	19.1	4,416	16.0	25.5
Loss on disposal of equipment	20	0.1	—	—	100.0

Total costs and operating expenses	29,372	101.3	25,489	92.5	15.2
Income (loss) from operations	$(342)	(1.3)	$2,061	7.5%	(116.6)%

Oncology Revenue

Oncology revenue, primarily derived from research services, totaled $15.0 million for the three months ended October 31, 2025, compared to $13.5 million for the same period in 2024, an increase of $1.5 million or 11.5%. Oncology revenue, primarily derived from research services, totaled $29.0 million for the six months ended October 31, 2025, compared to $27.6 million for the same period in 2024, an increase of $1.5 million or 5.4%.

Our revenues are comprised of the following:

	Three Months Ended October 31,		Six Months Ended October 31,
(in 000s)	2025	2024	2025	2024
Pharmacology services	$14,515	$12,498	$27,745	$25,567
TOS license revenue	157	—	468	—
Other TOS revenue	363	991	817	1,983
Total oncology revenue	$15,035	$13,489	$29,030	$27,550

Pharmacology Services

•Revenue increased for both the three- and six-month periods ended October 31, 2025 compared to the same periods in 2024, primarily due to an improvement in the bookings-to-revenue conversion rate. Bookings, which represent the total value of signed statements of work, convert to revenue over time as the Company fulfills its contractual performance obligations. Fewer study cancellations during the current periods allowed a larger portion of previously contracted work to convert to revenue. Management did not identify any other individually material factors affecting the year-over-year change.

TOS Data License Revenue

•Revenue for both the three and six months ending October 31, 2025 resulted from the sale of data licenses. There was no data license revenue for the three or six months ended October 31, 2024.

Other TOS Revenue

•Other TOS Revenue includes additional services provided to the Company's pharmaceutical and biotechnology customers, specifically flow cytometry and SaaS provided via Lumin.
•Our flow cytometry services revenue decreased approximately $555,000 for the three months ended October 31, 2025, as compared to 2024, and $1.1 million for the six months ended October 31, 2025, as compared to 2024, due to a decline in clinical bookings and a de-emphasis on this business unit. The decrease in Other TOS Revenue was also a result of a decrease in our SaaS revenues for both the three and six month periods ending October 31, 2025 as compared with 2024.

Cost of Oncology Revenue

For the three months ended October 31, 2025, cost of oncology revenue decreased $166,000 or 2.2% to $7.3 million, as compared to $7.4 million in the prior year period. The decrease was primarily driven by lower outsourced lab service costs. For the six months ended October 31, 2025, cost of oncology revenue increased $757,000 or 5.2% to $15.3 million, as compared to $14.5 million in the prior year period. The increase resulted primarily from higher mice costs resulting from higher revenue and outsourced lab services, including radiolabeling work. Management anticipates that as this radiolabeling work transitions into Champions’ labs over the coming quarters it will result in an improvement in the overall cost structure which will reduce cost of oncology revenue.

 Research and Development

Research and development expense for the three months ended October 31, 2025 and 2024 were $2.6 million and $1.7 million, respectively, an increase of approximately $927,000 or 54.9%. Research and development expense for the six months ended October 31, 2025 and 2024 were $4.7 million and $3.1 million, respectively, an increase of approximately $1.6 million or 49.5%.

The significant components of research and development expense are comprised of the following:

	Three Months Ended October 31,		Six Months Ended October 31,
(in 000s)	2025	2024	2025	2024
Compensation	$839	$713	$1,652	$1,318
Laboratory Supplies	658	502	1,295	992
Mice Costs	81	179	100	278
Outside Services	768	93	1,216	151

Research and development expense increased for both the three- and six-month periods ended October 31, 2025 compared to the prior-year periods. The increases were primarily driven by higher outsourced laboratory service costs, increased compensation expense, and greater use of laboratory supplies as the Company expanded its investment in the development of its data licensing platform and in Corellia, the Company’s wholly owned subsidiary focused on target discovery. Management did not identify any other individually material factors contributing to the period-over-period changes.

Sales and Marketing

Sales and marketing expenses were $2.0 million for the three months ended October 31, 2025, compared to $1.8 million for the same period in 2024, an increase of $247,000 or 14.1%. For the six months ended October 31, 2025 sales and marketing expenses were $3.9 million, compared to $3.4 million for the prior year period, an increase of $423,000 or 12.3%. The increases for both the three and six month periods were primarily driven by higher compensation expense associated with expanding the commercial organization to support the growth of the Company’s data licensing business.

General and Administrative

General and administrative expenses for the three months ended October 31, 2025 and 2024 were $3.0 million and $1.9 million, respectively, an increase of $1.1 million, or 57.4%. General and administrative expenses for the six months ended October 31, 2025 and 2024 were $5.5 million and $4.4 million, respectively, an increase of $1.1 million, or 25.5%. General and administrative expenses are primarily comprised of compensation, insurance, professional fees, IT and depreciation and amortization expenses. The increase for both the three and six month periods was primarily the result of an increase in compensation related to executive leadership changes and IT infrastructure expenses to support our investment in our data business.

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

For the six months ended October 31, 2025, net cash used in operating activities was $1.1 million. The use of cash was primarily driven by a decrease in deferred revenue, which reflects lower upfront billings. For the six months ended October 31, 2024, net cash provided by operating activities was $28,000. The cash provided by operating activities was primarily due to income from operations offset by changes in our working capital accounts in the ordinary course of business.

Cash Flows from Investing Activities

Net cash used in investing activities for the six months ended October 31, 2025 and 2024 was approximately $288,000 and $94,000. Cash used in investing activities was for the purchases of lab and computer equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $154,000 for the six months ended October 31, 2025 resulting from proceeds received for stock options exercises, partially offset by financing lease payments. Net cash provided by financing activities was $202,000 for the six months ended October 31, 2024, resulting from proceeds received for stock options exercises, partially offset by financing lease payments.

Critical Accounting Estimates and Policies

There have been no changes to our critical accounting policies during the six months ended October 31, 2025. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in “Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” as well as in our Condensed Consolidated Financial Statements and the footnotes thereto, each included in our 2025 Annual Report.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of October 31, 2025. Based on that assessment, our management, including our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of October 31, 2025 at the reasonable assurance level in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Further, management concluded that our condensed consolidated financial statements in this Report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with GAAP.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the fiscal quarter ended October 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CHAMPIONS ONCOLOGY, INC.
(Registrant)

Date: December 15, 2025	By:	/s/ Robert Brainin
Robert Brainin
Chief Executive Officer
(principal executive officer)

Date: December 15, 2025	By:	/s/ David Miller
David Miller
Chief Financial Officer
(principal financial and accounting officer)