Form 10-Q
period 2026-01-31
CHAMPIONS ONCOLOGY, INC.
filed 2026-03-12
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2026
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
 The number of shares of common stock of the Registrant outstanding as of March 11, 2026 was 13,886,826.

DOCUMENTS INCORPORATED BY REFERENCE - None

INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
CHAMPIONS ONCOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	January 31, 2026	April 30, 2025
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,127	$9,785
Accounts receivable, net	12,067	11,204
Prepaid expenses and other current assets	991	1,369

Total current assets	20,185	22,358

Operating lease right-of-use assets, net	4,026	5,080
Property and equipment, net	3,705	4,375
Other long-term assets	196	196
Goodwill	335	335

Total assets	$28,447	$32,344

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,726	$4,248
Accrued liabilities	3,346	2,556
Current portion of operating lease liabilities	1,529	1,471
Other current liability	78	135
Deferred revenue	9,998	15,443

Total current liabilities	20,677	23,853

Non-current operating lease liabilities	3,365	4,634
Other non-current liabilities	27	85

Total liabilities	$24,069	$28,572

Stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 14,007,159 and 13,897,503 shares issued; and 13,886,826 and 13,777,170 outstanding as of January 31, 2026 and April 30, 2025, respectively	14	14
Treasury stock, at cost	(708)	(708)
Additional paid-in capital	85,377	84,358
Accumulated deficit	(80,400)	(79,892)

Total stockholders’ equity attributable to Champions Oncology, Inc.	4,283	3,772

Noncontrolling interest	95	—

Total stockholders' equity	4,378	3,772

Total liabilities and stockholders’ equity	$28,447	$32,344

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025

Oncology revenue	$16,559	$17,039	$45,590	$44,589

Costs and operating expenses:
Cost of oncology revenue	8,834	6,617	24,090	21,118
Research and development	2,271	1,719	6,969	4,862
Sales and marketing	2,666	1,806	6,520	5,236
General and administrative	2,975	2,398	8,519	6,813
Loss on disposal of equipment	89	—	110	—

Total costs and operating expenses	16,835	12,540	46,208	38,029

Income (loss) from operations	(276)	4,499	(618)	6,560

Other income, net	39	19	184	30

Income (loss) before provision for income taxes	(237)	4,518	(434)	6,590
Provision for income taxes	42	23	74	54

Net income (loss)	$(279)	$4,495	$(508)	$6,536

Net income (loss) per common share outstanding
basic	$(0.02)	$0.33	$(0.04)	$0.48
diluted	$(0.02)	$0.31	$(0.04)	$0.46

Weighted average common shares outstanding
basic	13,886,797	13,700,627	13,805,647	13,620,686
and diluted	13,886,797	14,364,904	13,805,647	14,132,712

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY)
(Dollars in Thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Non-Controlling Interest	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance April 30, 2025	13,897,503	$14	120,333	$(708)	$84,358	$—	$(79,892)	$3,772
Stock-based compensation	—	—	—	—	178	30	—	208
Issuance of common stock on exercise of stock options	11,251	—	—	—	24	—	—	24
Net loss	—	—	—	—	—	—	(466)	(466)
Balance July 31, 2025	13,908,754	$14	120,333	$(708)	$84,560	$30	$(80,358)	$3,538
Stock-based compensation	—	—	—	—	218	31	—	249
Issuance of common stock on exercise of stock options	97,905	—	—	—	207	—	—	207
Net income	—	—	—	—	—	—	237	237
Balance October 31, 2025	14,006,659	$14	120,333	$(708)	$84,985	61	$(80,121)	$4,231
Stock-based compensation	—	—	—	—	389	34	—	423
Issuance of common stock on exercise of stock options	500	—	—	—	3	—	—	3
Net loss	—	—	—	—	—	—	(279)	(279)
Balance January 31, 2026	14,007,159	$14	120,333	(708)	$85,377	95	$(80,400)	$4,378

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity/ (Deficiency)
	Shares	Amount	Shares	Amount
Balance April 30, 2024	13,714,099	$14	120,333	$(708)	$83,384	$(84,593)	$(1,903)
Stock-based compensation	—	—	—	—	258	—	258
Net income	—	—	—	—	—	1,313	1,313
Balance July 31, 2024	13,714,099	$14	120,333	$(708)	$83,642	$(83,280)	$(332)
Stock-based compensation	—	—	—	—	9	—	9
Issuance of common stock on exercise of stock options	105,137		—	—	276	—	276
Net income	—	—	—	—	—	728	728
Balance October 31, 2024	13,819,236	$14	120,333	$(708)	$83,927	$(82,552)	$681
Stock-based compensation	—	—	—	—	256	—	256
Issuance of common stock on exercise of stock options	6,667	—	—	—	37	—	37
Net income	—	—	—	—	—	4,495	4,495
Balance January 31, 2025	13,825,903	$14	120,333	(708)	$84,220	$(78,057)	$5,469

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Nine Months Ended January 31,
	2026	2025
Operating activities:
Net (loss) income	$(508)	$6,536

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Stock-based compensation	880	523
Depreciation and amortization expense	1,056	1,246
Loss on sale and disposal of equipment	110	—
Gain on termination of operating lease	(9)	—
Operating lease right-of use assets	1,055	881
Allowance and estimated credit losses	(46)	(320)
Changes in operating assets and liabilities:
Accounts receivable	(817)	(5,936)
Prepaid expenses and other current assets	379	782
Accounts payable	1,285	(1,135)
Accrued liabilities	790	106
Operating lease liabilities	(1,204)	(993)
Deferred revenue	(5,445)	(1,172)

Net cash (used in) provided by operating activities	(2,474)	518

Investing activities:
Purchase of property and equipment	(325)	(136)
Proceeds from sale of equipment	23	—

Net cash used in investing activities	(302)	(136)

Financing activities:
Proceeds from exercise of options	234	314
Finance lease payments	(116)	(112)

Net cash provided by financing activities	118	202

(Decrease) Increase in cash	(2,658)	584
Cash at beginning of period	9,785	2,618

Cash at end of period	$7,127	$3,202

Non-cash investing activities:
Equipment purchased in accounts payable	$195	$428

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

The Company has four operating subsidiaries: Champions Oncology (Israel), Limited, Champions Oncology U.K. Limited, Champions Oncology, S.R.L. (Italy), and Corellia A.I. Inc. ("Corellia"). For the three and nine months ended January 31, 2026 and 2025, there were no revenues earned by these subsidiaries.

The Company’s foreign subsidiaries' functional currency is the U.S. dollar. Transaction gains and losses are recognized in earnings. The Company is subject to foreign exchange rate fluctuations in connection with the Company’s international operations.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The Company operates in one reportable business segment. The condensed consolidated financial statements include the accounts of the Company and its subsidiaries in which it holds a controlling financial interest. Intercompany transactions and accounts have been eliminated. The Company's wholly owned subsidiary, Corellia, has issued equity‑classified stock options to certain of its employees. Stock‑based compensation expense is recognized over the requisite service period, with the corresponding equity recorded as non-controlling interest in the consolidated statement of stockholders' equity. Because the options are unexercised, they do not represent an actual ownership interest, and no portion of the Company's net income or loss is attributed to non-controlling interest until the options are exercised. Refer to Note 6.

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted. The April 30, 2025 condensed consolidated balance sheet in the accompanying interim condensed consolidated financial statements was derived from audited consolidated financial statements. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in the Company’s annual consolidated financial statements for the fiscal year ended April 30, 2025, as filed in the Company's Annual Report on Form 10-K with the SEC on July 23, 2025 (the "Annual Report"). In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the Annual Report. The results of operations for the interim periods are not necessarily indicative of the results of operations for a full fiscal year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note 2. Significant Accounting Policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements are disclosed in our 2025 Annual Report and there have been no changes to the Company's significant accounting policies during the nine months ended January 31, 2026.

Liquidity

The Company's liquidity needs have typically arisen from the funding of its research and development programs and the launch of new products and services, working capital requirements, and other strategic initiatives. Historically, the Company has met these cash requirements through cash on hand, working capital management, and sales of products and services. In the past, the Company has also received proceeds from certain private placements and public offerings of our securities. For the nine months ended January 31, 2026, the Company had a net loss of approximately $508,000, an accumulated deficit of approximately $80.4 million, negative working capital of $492,000 and cash of $7.1 million. Despite the negative working capital, we believe that our cash on hand, together with expected cash flows from operations, are adequate to fund operations through at least the next twelve months from the filing of this report. Should the Company be required to raise additional capital or seek to obtain financing, there can be no assurance that management would be successful in raising such capital or obtaining such financing on terms acceptable to us, if at all.

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

A reconciliation of net income (loss) and number of shares used in computing basic and diluted earnings per share was as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
(Dollars in Thousands)	2026	2025	2026	2025
Basic net income (loss) per share computation:
Net income (loss)	$(279)	$4,495	$(508)	$6,536
Weighted Average common shares – basic	13,886,797	13,700,627	13,805,647	13,620,686
Basic net income (loss) per share	$(0.02)	$0.33	$(0.04)	$0.48

Diluted net income (loss) per share computation:
Net income (loss)	$(279)	$4,495	$(508)	$6,536
Weighted Average common shares	13,886,797	13,700,627	13,805,647	13,620,686
Incremental shares from assumed exercise of stock options	—	664,277	—	512,026
Adjusted weighted average share – diluted	13,886,797	14,364,904	13,805,647	14,132,712

Diluted net income (loss) per share	$(0.02)	$0.31	$(0.04)	$0.46

The following table reflects the total potential common stock instruments outstanding at January 31, 2026 and 2025 including those that could have an effect on the future computation of dilution per common share, had their effect not been anti-dilutive.

	January 31,
	2026	2025
Total common stock equivalents	2,548,665	499,490

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

Note 3. Accounts Receivable, Unbilled Services and Deferred Revenue
Accounts receivable and unbilled services were as follows (in thousands):

	January 31, 2026	April 30, 2025	May 1, 2024
Accounts receivable	$6,896	$6,835	$4,886
Unbilled services	6,155	5,398	5,941
Total accounts receivable and unbilled services	13,051	12,233	10,827
Less: Allowances for doubtful accounts and estimated credit losses	(984)	(1,029)	(1,301)
Total accounts receivable, net	$12,067	$11,204	$9,526

Allowances for doubtful accounts and estimated credit losses were as follows (in thousands):

Beginning balance April 30, 2025	$(1,029)
Plus: Provision for credit losses and doubtful accounts	(13)
Less: Reversal of provision for credit losses and doubtful accounts, net	58
Less: Reversal for amounts subsequently collected	—
Less: Write offs	—
Ending balance January 31, 2026	$(984)

Deferred revenue was as follows (in thousands):

	January 31, 2026	April 30, 2025	May 1, 2024
Deferred revenue	$9,998	$15,443	$12,094

Note 4. Revenue from Contracts with Customers

Oncology Revenue
The following table represents disaggregated revenue for the three and nine months ended January 31, 2026 and 2025 (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Pharmacology services	$16,184	$11,670	$43,929	$37,237
TOS data license revenue	—	4,500	468	4,500
Other TOS revenue	375	869	1,193	2,852
Total oncology revenue	$16,559	$17,039	$45,590	$44,589
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

	January 31, 2026	April 30, 2025
Furniture and fixtures	$246	$246
Computer equipment and software	2,187	2,165
Capitalized software development costs	1,888	1,888
Laboratory equipment	11,386	11,323
Assets in progress	113	124
Leasehold improvements	361	317

Total property and equipment	16,181	16,063
Less: Accumulated depreciation and amortization	(12,476)	(11,688)

Property and equipment, net	$3,705	$4,375
Depreciation and amortization expense was $341,000 and $398,000 for the three months ended January 31, 2026 and 2025, respectively. Depreciation and amortization expense, excluding expense recorded under finance leases, was $302,000 and $360,000 for the three months ended January 31, 2026 and 2025, respectively.

Depreciation and amortization expense was $1.1 million and $1.2 million for the nine months ended January 31, 2026 and 2025, respectively. Depreciation and amortization expense, excluding expense recorded under finance leases, was $940,000 and $1.1 million for the nine months ended January 31, 2026 and 2025, respectively.

As of January 31, 2026 and April 30, 2025, property, plant and equipment included gross assets held under finance leases of $1.0 million. Related depreciation expense was approximately $39,000 and $38,000 for the three months ended January 31, 2026 and 2025, respectively, and $116,000 and $112,000 for the nine months ended January 31, 2026 and 2025, respectively.

During the three months ended January 31, 2026, the Company disposed of lab equipment with a cost of $358,000 and accumulated depreciation of $245,000, for proceeds of $23,000, resulting in a loss on sale and disposal of equipment of $90,000. During the nine months ended January 31, 2026, the Company disposed of lab equipment with a cost of $402,000 and accumulated depreciation of $269,000, for proceeds of $23,000, resulting in a loss on sale and disposal of equipment of $110,000. During the three and nine months ended January 31, 2025, the Company did not dispose of any equipment.

Finance Lease

During fiscal year 2023, the Company recognized a finance lease for laboratory equipment. This equipment was obtained as the result of a laboratory supplies purchase commitment with costs of approximately $368,000 at inception through June 2027. Cash payments for this lease are in the form of consideration for purchasing lab supplies under a purchase commitment agreement. The present value of the minimum future obligations of $368,000 was calculated based on an interest rate of 3.5%. Depreciation and amortization expense related to this finance lease was $19,000 and $18,400 for the three months ended January 31, 2026 and 2025, respectively, and $57,000 and $55,000, for the nine months ended January 31, 2026 and 2025, respectively. Interest on the related finance lease liability was approximately $1,000 and $1,600 for the three months ended January 31, 2026 and 2025, respectively. Interest on the related finance lease liability was approximately $3,400 and $5,300 for the nine months ended January 31, 2026 and 2025, respectively.

During fiscal year 2022, the Company recognized a finance lease for laboratory equipment. This equipment was obtained as the result of a laboratory supplies purchase commitment with costs of approximately $370,000 at inception through December 2025. Cash payments for this lease are in the form of consideration for purchasing lab supplies under a purchase commitment agreement. At the commencement of the commitment, the present value of the minimum future obligations of $370,000 was calculated based on an interest rate of 3.25%. Depreciation and amortization expense related to this finance lease was $20,000 and $19,300 for the three months ended January 31, 2026 and 2025, respectively, and $59,000 and $57,000, for nine months ended January 31, 2026 and 2025, respectively. Interest on the related finance lease liability was less than $100 and $700, respectively, for the three months ended January 31, 2026 and 2025. Interest on the related finance lease liability was less than $1,000 and $2,500, respectively, for the nine months ended January 31, 2026 and 2025.

As noted above, the Company's financing leases are for laboratory equipment. The associated liabilities for these leases are classified on the condensed consolidated balance sheets within other current and other non-current liabilities. The weighted average remaining lease term of these leases is 1.33 years.

Financing lease assets (lab equipment) and lease liabilities related to our current financing leases are as follows (in thousands):

	January 31, 2026	April 30, 2025
Financing lease net asset	$105	$220
Current portion of financing lease liabilities	78	60
Non-current portion of financing lease liabilities	27	160

Future minimum lease payments due each fiscal year as follows (in thousands):

2026 (remaining)	$20
2027	80
2028	7
Total undiscounted liabilities	107
Less: Imputed interest	(2)
Present value of minimum lease payments	$105

Refer to Note 7, Leases, for information on operating leases.

Note 6. Stock-Based Payments

Stock-based compensation expense was recognized as follows (table in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
General and administrative	$352	$209	$692	$299
Sales and marketing	20	31	45	122
Research and development	35	2	99	9
Cost of oncology revenue	16	14	44	93
Total stock-based compensation expense	$423	$256	$880	$523

For the three and nine months ended January 31, 2026, stock-based compensation expense for research and development includes approximately $34,000 and $95,000 respectively, for options granted by the Company's wholly-owned subsidiary, Corellia, to certain of its employees.

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

2021 Equity Incentive Plan
As part of the 2021 Annual Shareholders Meeting, shareholders approved the adoption of the 2021 Equity Incentive Plan (“2021 Equity Plan”). The purpose of the 2021 Equity Plan is to grant (i) Non-statutory Stock Options; (ii) Incentive Stock Options; (iii) Restricted Stock Awards; and/or (iv) Stock Appreciation Rights (collectively, stock-based compensation) to its employees, directors and non-employees. Total stock awards under the 2021 Equity Plan shall not exceed 2 million shares of common stock. Options and Stock Appreciation Rights expire no later than ten years from the date of grant and the awards vest as determined by the Company's Board of Directors. Options and Stock Appreciation Rights have a strike price not less than 100% of the fair market value of the common stock subject to the option or right at the date of grant. As of January 31, 2026, approximately 173,000 shares were available for issue under this plan.

2010 Equity Incentive Plan
On February 18, 2011, shareholders owning a majority of the issued and outstanding shares of the Company executed a written consent approving the 2010 Equity Incentive Plan (“2010 Equity Plan”). The purpose of the 2010 Equity Plan is to grant (i) Non-statutory Stock Options; (ii) Restricted Stock Awards; and (iii) Stock Appreciation Rights (collectively, stock-based compensation) to its employees, directors and non-employees. Total stock awards under the 2010 Equity Plan shall not exceed 30,000,000 shares of common stock. Options and Stock Appreciation Rights expire no later than ten years from the date of grant and the awards vest as determined by the Board. Options and Stock Appreciation Rights have a strike price not less than 100% of the fair market value of the common stock subject to the option or right at the date of grant. After February 2021, no more shares were available to be issued from this plan. As of January 31, 2026, approximately 734,000 options granted under the 2010 plan were still outstanding.

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

Stock Option Grants

Black-Scholes and Monte Carlo assumptions used to calculate the fair value of Champions options granted by the Company during the three and nine months ended January 31, 2026 and 2025 were as follows:

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Expected term in years	6	6	6	6
Risk-free interest rates	3.75% - 3.84%	4.09% - 4.34%	3.75% - 4.50%	3.58% - 4.48%
Volatility	54.94% - 56.31%	54.54% - 56.37%	54.94% - 62.00%	54.54% - 62.72%
Dividend yield	—%	—%	—%	—%

The weighted average fair value of stock options granted during the three months ended January 31, 2026 and 2025 was $3.54 and $2.64, respectively. The weighted average fair value of stock options granted during the nine months ended January 31, 2026 and 2025 was $4.16 and $2.58, respectively.

Black-Scholes assumptions used to calculate the fair value of Corellia options granted by Corellia during May 2025 were as follows:

	Nine Months Ended January 31,
	2026	2025
Expected term in years	6	0
Risk-free interest rates	4.15%	—%
Volatility	65%	—%
Dividend yield	—%	—%

The weighted average fair value of stock options granted during the nine months ended January 31, 2026 was $1,364. There have been no Corellia stock options granted prior to the first quarter of fiscal 2026 and no options were granted during the three months ended January 31, 2026.

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

The Company’s stock options activity for the 2021 and 2010 equity incentive plans for the nine months ended January 31, 2026 was as follows:

	Directors and Employees	Non- Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, April 30, 2025	1,642,351	36,331	1,678,682	$4.98	4.9	$4,434,000
Granted	1,103,972	—	1,103,972	7.17	9.5
Exercised	(109,656)	—	(109,656)	2.13
Forfeited	(58,625)	—	(58,625)	7.65
Canceled	(12,375)	—	(12,375)	7.26
Expired	(53,333)	—	(53,333)	11.96

Outstanding, January 31, 2026	2,512,334	36,331	2,548,665	$5.83	6.6	$4,556,000

Vested and expected to vest as of January 31, 2026	2,512,334	36,331	2,548,665	$5.83	6.6	$4,556,000

Exercisable as of January 31, 2026	1,426,449	7,500	1,433,949	$4.83	4.4	$4,000,000

The remaining unrecognized stock-based compensation expense at January 31, 2026 was $4.1 million. Of this amount, $1.5 million relates to time-based awards with a remaining weighted average recognition period of 3.05 years and $780,000 related to market based awards with a remaining weighted average recognition period of 2.0 years. The remaining $1.8 million of unrecognized stock-based compensation expense relates to performance-based awards for which expense will only be recognized when it becomes probable that the Company will achieve such defined financial targets. As of January 31, 2026, there were 465,000 options that have these performance-based vesting provisions and are subject to forfeiture, in whole or in part, if these performance conditions are not achieved. Management assesses, on an ongoing basis, the probability of whether the performance criteria will be achieved and, if it is deemed probable, stock-based compensation expense is recognized over the relevant performance period.

The stock options activity for the Corellia 2023 Global equity incentive plan for the nine months ended January 31, 2026 was as follows:

	Directors and Employees	Non- Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, April 30, 2025	—	—	—	$—	$—	$—
Granted	300	—	300	$1,682.00	9.30

Outstanding, January 31, 2026	300	—	300	$1,682.00	9.30	$110,000

Vested and expected to vest as of January 31, 2026	300	—	300	$1,682.00	9.30	$110,000

Exercisable as of January 31, 2026	—	—	—	$—	—	$—

The remaining unrecognized stock-based compensation expense at January 31, 2026 was $314,000. This amount relates to time-based awards with a remaining weighted average recognition period of 2.3 years

Share Repurchase Program

On March 29, 2023, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $5.0 million of the Company’s common stock. The share repurchase program is designed in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The shares may be purchased from time to time in the open market, as permitted under applicable rules and regulations, at prevailing market prices. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The program does not obligate the Company to acquire a minimum number of shares. As of January 31, 2026, the Company had purchased 120,300 shares of its common stock, at an average price of $5.73 per share, totaling approximately $708,000 and leaving an available balance of approximately $4.3 million authorized by the Board for use in the program as of that date. The last purchase was made during fiscal year 2024.

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
Operating Leases
The Company currently leases certain office equipment and its office and laboratory facilities under non-cancelable operating leases. Rent expense for operating leases is recognized on a straight-line basis over the lease term from the lease commencement date through the scheduled expiration date. Rent expense totaled $454,000 and $453,000, respectively, for the three months ended January 31, 2026 and 2025. Rent expense totaled $1.4 million for both the nine months ended January 31, 2026 and 2025. The Company considers its facilities adequate for its current operational needs.

The Company leases the following facilities:

•One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in November 2026. The Company recognized $19,000 and $17,000, respectively, of rent expense relative to this lease for the three months ended January 31, 2026 and 2025. The Company recognized $58,000 and $55,000, respectively, of rent expense relative to this lease for the nine months ended January 31, 2026 and 2025.
•1330 Piccard Drive Suite 025, Rockville, MD 20850, which consists of laboratory and office space where the Company conducts operations related to its primary service offerings. The Company executed the original lease in January 2017. The lease was amended to expand the premises and extend the expiration date in March 2020 and again in December 2020. The operating commencement date was August 11, 2017. This lease expires in February 2029. The Company recognized $422,000 of rent expense relative to this lease for both the three months ended January 31, 2026 and 2025. The Company recognized $1.3 million of rent expense relative to this lease for both the nine months ended January 31, 2026 and 2025.
•VIA LEONE XIII, 14, Milan, Italy, which consists of laboratory and office space where the Company conducts operations related to its flow cytometry service offerings. The Company executed the lease in November 2022. The lease was set to expire October 31, 2028. During the three months ended October 31, 2025, the Company exercised its right to terminate the lease early. The lease will terminate April 30, 2026 and the Company will no longer utilize a physical site in Italy. As part of this lease modification, during the three months ended October 31, 2025, the Company recorded a reduction to its right of use asset related to this lease of $108,000. Simultaneously, the Company recorded a reduction to the current and non-current portions of the related operating lease liabilities of $16,000 and $101,000, respectively. These reductions resulted in the recording of a gain on lease termination of $9,000. The Company recognized $12,000 and $13,000, respectively, of rent expense relative to this lease for both the three months ended January 31, 2026 and 2025. The Company recognized $38,000 of rent expense relative to this lease for both the nine months ended January 31, 2026 and 2025.

ROU assets and lease liabilities related to our current operating leases are as follows (in thousands):

	January 31, 2026	April 30, 2025
Operating lease right-of-use assets, net	$4,026	$5,080
Current portion of operating lease liabilities	1,529	1,471
Non-current portion of operating lease liabilities	3,365	4,634

As of January 31, 2026, the weighted average remaining operating lease term and the weighted average discount rate were 3.02 years and 5.82%, respectively. As of January 31, 2025, the weighted average remaining operating lease term and the weighted average discount rate were 4.00 years and 5.88%, respectively.

Future minimum lease payments due each fiscal year as follows (in thousands):

2026 (remaining)	$742
2027	2,869
2028	2,816
2029	2,364
Thereafter	—
Total undiscounted liabilities	8,791
Less: Imputed interest	(3,897)
Present value of minimum lease payments	$4,894

The composition of total lease cost for three and nine months ended January 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended January 31,		Nine Months Ended January 31,
	2026	2025	2026	2025
Operating lease costs	$446	$434	$1,331	$1,295

Financing lease costs:
Amortization of leased assets	39	38	116	112
Interest on lease liabilities	1	2	4	8

Total lease costs	$486	$474	$1,451	$1,415

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

Consulting Services

During the nine months ended January 31, 2026 and 2025, the Company recognized $0 and $12,000, respectively, for consulting services provided by an affiliate of a Board member, unrelated to his duty as a Board member. During both the three months ended January 31, 2026 and 2025, the Company recognized $0 for such services.

Such amounts, if applicable, are included in general and administrative expenses in the accompanying condensed consolidated statements of operations. As of January 31, 2026, $0 was due to this related party.

Note 9. Commitments and Contingencies

Legal Matters

The Company is not currently party to any legal matters to its knowledge. The Company is not aware of any other matters that would have a material impact on the Company’s financial position or results of operations.

Royalties

The Company contracts with third-party vendors to license tumor samples for development into PDX models and use in our pharmacology TOS business. These types of arrangements have an upfront fee ranging from nil to $30,000 per tumor sample depending on the successful growth of the tumor model and ability to develop them into a sellable product. The upfront costs are expensed as incurred. In addition, under certain agreements, for a limited period of time, the Company is subject to royalty payments if the licensed tumor models are used for sale in our TOS business, ranging from 2% to 20% of the contract price after recouping certain initiation costs. Some of these arrangements also set forth an annual minimum royalty due regardless of tumor models used for sale. For the three months ended January 31, 2026 and 2025, we have recognized approximately $199,000 and $117,000, respectively, in expense related to these royalty arrangements. For the nine months ended January 31, 2026 and 2025, we have recognized approximately $372,000 and $302,000, respectively, in expense related to these royalty arrangements.

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

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our cash on hand, working capital management, proceeds from certain private placements and public offerings of our securities, and sales of products and services. For the nine months ended January 31, 2026 and 2025, the Company had a net loss of $508,000 and net income of $6.5 million, respectively. As of January 31, 2026, the Company had an accumulated deficit of approximately $80.4 million, negative working capital of $492,000 and cash of $7.1 million. For the nine months ended January 31, 2026, the Company used cash flow in operations of approximately $2.5 million. Despite our negative working capital at this date and cash used in operations for the period, we believe that our cash on hand, together with expected cash flows from operations, are adequate to fund operations through at least March 2027. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

Operating Results

The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Three Months Ended January 31,
	2026	% of Revenue	2025	% of Revenue	% Change

Oncology revenue	$16,559	100.0%	$17,039	100.0%	(2.8)%

Costs and operating expenses:
Cost of oncology revenue	8,834	53.3	6,617	38.8	33.5
Research and development	2,271	13.7	1,719	10.1	32.1
Sales and marketing	2,666	16.1	1,806	10.6	47.6
General and administrative	2,975	18.0	2,398	14.1	24.1
Loss on sale and disposal of equipment	89	0.5	—	—	100.0

Total costs and operating expenses	16,835	101.6	12,540	73.6	34.3
Income from operations	$(276)	(1.6)%	$4,499	26.4%	(106.2)%

	For the Nine Months Ended January 31,
	2026	% of Revenue	2025	% of Revenue	% Change

Oncology revenue	$45,590	100.0%	$44,589	100.0%	2.2%

Costs and operating expenses:
Cost of oncology revenue	24,090	52.8	21,118	47.4	14.1
Research and development	6,969	15.3	4,862	10.9	43.3
Sales and marketing	6,520	14.3	5,236	11.7	24.5
General and administrative	8,519	18.7	6,813	15.3	25.0
Loss on sale and disposal of equipment	110	0.2	—	—	100.0

Total costs and operating expenses	46,208	101.3	38,029	85.2	21.5
Income (loss) from operations	$(618)	(1.3)	$6,560	14.7%	(109.4)%

Oncology Revenue

Oncology revenue, primarily derived from research services, totaled $16.6 million for the three months ended January 31, 2026, compared to $17.0 million for the same period in 2025, a decrease of $480,000 or 2.8%. Oncology revenue, primarily derived from research services, totaled $45.6 million for the nine months ended January 31, 2026, compared to $44.6 million for the same period in 2025, an increase of $1.0 million or 2.2%.

Our revenues are comprised of the following:

	Three Months Ended January 31,		Nine Months Ended January 31,
(in 000s)	2026	2025	2026	2025
Pharmacology services	$16,184	$11,670	$43,929	$37,237
TOS license revenue	—	4,500	468	4,500
Other TOS revenue	375	869	1,193	2,852
Total oncology revenue	$16,559	$17,039	$45,590	$44,589

Pharmacology Services

•Pharmacology services revenue increased for both the three- and nine- month periods ended January 31, 2026 compared to the same periods in 2025. The increase reflects modest improvement in bookings and conversion of previously booked studies into revenue, as well as the timing of study completion during the quarter. Bookings represent the total value of signed statements of work and convert to revenue over time as the Company fulfills its contractual performance obligations. The level of study activity reaching completion during a given quarter can vary depending on the timing and progress of individual studies.

TOS Data License Revenue

•Revenue from TOS data licenses was $0 for the three months ended January 31, 2026, compared to $4.5 million for the same period in 2025. The prior-year amount reflects the recognition of a single data license transaction during that period. For the nine months ended January 31, 2026, TOS data license revenue totaled $0.5 million, compared to $4.5 million for the same period in 2025.

Other TOS Revenue

•Other TOS Revenue includes additional services provided to the Company's pharmaceutical and biotechnology customers, including flow cytometry and SaaS offerings provided through Lumin which are not part of the Company's current strategic focus.
•Other TOS revenue decreased for both the three- and nine-month periods ended January 31, 2026 compared to the same periods in 2025. Flow cytometry services revenue decreased approximately $0.5 million for the three months ended January 31, 2026 and $1.6 million for the nine months ended January 31, 2026 compared to the same periods in 2025, primarily due to lower clinical bookings and a strategic de-emphasis on this part of our business. The decrease in Other TOS revenue also reflects lower SaaS revenue during the current periods.

Cost of Oncology Revenue

Cost of oncology revenue increased $2.2 million or 33.5% to $8.8 million for the three months ended January 31, 2026, as compared to $6.6 million in the prior year period. For the nine months ended January 31, 2026, cost of oncology revenue increased $3.0 million or 14.1% to $24.1 million, as compared to $21.1 million in the prior year period. The increases for both periods were primarily attributable to outsourced laboratory services, including more than $2.0 million of radiolabeling work performed by third-party laboratories during the current quarter. Management expects that as this radiolabeling work transitions into Champions’ laboratories over the coming quarters, the Company will benefit from a more favorable cost structure.

 Research and Development

Research and development expense for the three months ended January 31, 2026 and 2025 were $2.3 million and $1.7 million, respectively, an increase of approximately $552,000 or 32.1%. Research and development expense for the nine months ended January 31, 2026 and 2025 were $7.0 million and $4.9 million, respectively, an increase of approximately $2.1 million or 43.3%.

The significant components of research and development expense are comprised of the following:

	Three Months Ended January 31,		Nine Months Ended January 31,
(in 000s)	2026	2025	2026	2025
Compensation	$940	$700	$2,600	$2,000
Laboratory Supplies	400	570	1,700	1,500
Mice Costs	70	180	260	560
Outside Services	700	70	1,900	143

Research and development expense increased for both the three- and nine-month periods ended January 31, 2026 compared to the prior-year periods. The increases were primarily driven by higher outsourced laboratory service costs, including sequencing work performed by third-party providers to support the development of the Company’s data licensing platform, as well as increased compensation expenses associated with these initiatives.

Sales and Marketing

Sales and marketing expenses were $2.7 million for the three months ended January 31, 2026, compared to $1.8 million for the same period in 2025, an increase of $860,000 or 47.6%. For the nine months ended January 31, 2026 sales and marketing expenses were $6.5 million, compared to $5.2 million for the prior year period, an increase of $1.3 million or 24.5%. The increases for both periods were primarily driven by higher compensation expense associated with the expansion of the Company’s commercial organization, including personnel supporting both the Company’s core research services business and its data licensing initiatives. Sales and marketing expenses are expected to remain elevated as the Company continues to invest in commercial capabilities to support these growth initiatives.

General and Administrative

General and administrative expenses were $3.0 million for the three months ended January 31, 2026, compared to $2.4 million for the same period in 2025, an increase of $577,000, or 24.1%. For the nine months ended January 31, 2026, general and administrative expenses were $8.5 million compared to $6.8 million for the same period in 2025 , an increase of $1.7 million, or 25.0%. General and administrative expenses primarily consist of compensation, insurance, professional fees, IT infrastructure, and depreciation and amortization. The increases for both periods were primarily attributable to higher compensation expenses associated with executive leadership changes and increased IT infrastructure costs supporting the Company’s investment in its data business.

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

For the nine months ended January 31, 2026, net cash used in operating activities was $2.5 million. The use of cash was primarily driven by a decrease in deferred revenue, which reflects lower upfront billings. For the nine months ended January 31, 2025, net cash provided by operating activities was $518,000. The cash provided by operating activities was primarily due to income from operations offset by changes in our working capital accounts in the ordinary course of business.

Cash Flows from Investing Activities

Net cash used in investing activities for the nine months ended January 31, 2026 and 2025 was approximately $302,000 and $136,000. Cash used in investing activities was for the purchases of lab and computer equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $118,000 for the nine months ended January 31, 2026 resulting from proceeds received for stock option exercises, partially offset by financing lease payments. Net cash provided by financing activities was $202,000 for the nine months ended January 31, 2025, resulting from proceeds received for stock option exercises, partially offset by financing lease payments.

Critical Accounting Estimates and Policies

There have been no changes to our critical accounting policies during the nine months ended January 31, 2026. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in “Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” as well as in our Condensed Consolidated Financial Statements and the footnotes thereto, each included in our 2025 Annual Report.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of January 31, 2026. Based on that assessment, our management, including our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of January 31, 2026 at the reasonable assurance level in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Further, management concluded that our condensed consolidated financial statements in this Report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with GAAP.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the fiscal quarter ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

CHAMPIONS ONCOLOGY, INC.
(Registrant)

Date: March 12, 2026	By:	/s/ Robert Brainin
Robert Brainin
Chief Executive Officer
(principal executive officer)

Date: March 12, 2026	By:	/s/ David Miller
David Miller
Chief Financial Officer
(principal financial and accounting officer)