Form 10-K
period 2026-04-30
CHAMPIONS ONCOLOGY, INC.
filed 2026-07-27
CIK 771856

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 30, 2026
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The approximate aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of October 31, 2025 was $28.6 million based on the closing price of the Registrant’s common stock as quoted on the Nasdaq Capital Market as of that date.

The number of shares of common stock of the Registrant outstanding as of July 23, 2026 was 13,893,569.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, are incorporated by reference into Part III of this Form 10-K.

INDEX TO FORM 10-K
FOR THE YEAR ENDED APRIL 30, 2026

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

We regularly evaluate strategic options to create additional value from our drug discovery business, which may include, but are not limited to, potential spin-out transactions, licensing opportunities, or capital raises.

Our sales and marketing efforts are dependent on a dedicated sales force of approximately 45 professionals that sell our services directly to pharmaceutical and biotechnology companies. Our research services team is focused on identifying and selling studies to new customers as well as increasing our revenue from our existing customer base. We spend significant resources in informing our customers and reaching out to new contacts within companies that we currently serve. These efforts are aimed at moving our customers along the adoption curve for our research platforms, thereby increasing the number of studies and the average study size. Our success in these efforts is demonstrated by the growing number of customers who have continued to increase their annual spend on our services over the years.

For the fiscal year ended April 30, 2026, revenues from our products and services totaled approximately $59.4 million, an increase of approximately 4% from the previous year.

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
•Adding new experimental technologies: The fields of oncology research and drug development are evolving rapidly. To keep up with new approaches, we continuously add new technologies to platform. We are currently investing in developing additional proprietary pharmacology platforms aimed at enhancing the scientific output and driving innovation in the oncology research sector. This includes expanding our capabilities to support the evaluation of radiopharmaceutical therapies through our preclinical research platforms. We are also investing in the development of sophisticated analytical platforms which allow scientists to derive deeper insights when using our pharmacology platforms. Once these experimental technologies are established they are made available to our research and development and target discovery teams.
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

Drug Discovery and Development: Our Drug Discovery and Development business places us in a good position of also competing against the same customers of our Research Services and/or SaaS businesses: the global biopharmaceutical industry. The global oncology drug market was estimated to exceed $286 billion in 2026 with continued projected growth. Competition in this industry is strong and based significantly on scientific and technological forces, which rely solely on the effectiveness of therapeutics designed to treat cancer. The Company faces significant competition from other biopharmaceutical companies in the United States and abroad. The competitors have a wide range of strategic and operational approaches. Our business strategy is to work with differentiated therapeutic targets and research areas. However, given the intense degree of privacy from our competitors, we cannot guarantee that others within the industry are not also working on these targets. Further, some competitors will operate with no laboratory or experimental operations, while others will have varying degrees of laboratory space and experimental capabilities. There can be no assurance that developments by other companies will not render experimental platforms obsolete or non-competitive or that we will be able to keep pace with the technological or product developments of our competitors. These companies, as well as academic institutions, governmental agencies, and private research organizations also compete with us in recruiting and retaining highly qualified scientific, technical and professional personnel and consultants.

Research and Development

For the fiscal years ended April 30, 2026 and 2025, we spent approximately $9.1 million and $6.8 million, respectively, to further develop our platforms. We continue to expand our TumorBank via the inclusion of tumor tissue and implanted models through research collaborations and relationships with hospitals and academic institutions. Our research and development efforts were focused on increasing our understanding of our TumorGraft models, their clinical predictability, improving growth and tumor take rates, and other biological and molecular characteristics of the models. We are investing in developing additional proprietary pharmacology platforms aimed at enhancing the scientific output and driving innovation in the oncology research sector.

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

Human Capital Resources

As of July 15, 2026, we had 214 full-time employees, including 103 with doctoral or other advanced degrees. Of our workforce, 149 employees are engaged in research and development and laboratory operations, 45 employees are engaged in sales and marketing, and 20 employees are engaged in finance, IT, and administration.

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

For the fiscal year ended April 30, 2026, the Company had a net loss of approximately $1.2 million, an accumulated deficit of approximately $81.1 million, and a cash balance of $4.9 million. The Company used cash in operations of approximately $4.5 million for the twelve months ending April 30, 2026. We believe that our cash on hand, together with expected cash flows from operations, are adequate to fund our operations through at least August 2027.

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

We have goodwill on our balance sheet. If the future growth and operating results of our business are not as strong as anticipated and/or our market capitalization declines, this could result in an impairment of our goodwill. To the extent any future impairment occurs, the carrying value of our assets will be written down to an implied fair value and an impairment charge will be made to our income from continuing operations. Such an impairment charge could materially and adversely affect our operating results.

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

We may issue additional shares of common stock, which will reduce shareholders’ percentage ownership and may dilute per share value. Our certificate of incorporation authorizes the issuance of 200,000,000 shares of common stock. As of July 23, 2026, we had 14,013,902 shares of common stock issued and 13,893,569 outstanding. The future issuance of all or part of the remaining authorized common stock would result in substantial dilution in the percentage of the common stock held by existing shareholders. The issuance of common stock for future services, acquisitions, or other corporate actions may have the effect of diluting the value of the shares held by existing shareholders, and might have an adverse effect on any market for our common stock.

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

Collectively, our officers, our directors and four significant stockholders own or exercise voting and investment control of approximately 71% of our outstanding common stock as of July 23, 2026. As a result, investors may be prevented from affecting matters involving our company, including:
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

Our Chairman of the Board of Directors resides in Israel and we have several customers with their operations located in Israel, and, therefore, our leadership continuity and results may be adversely affected by political, economic, and military instability in Israel.

One of our wholly owned subsidiaries is based in Israel. While we do not have a physical facility located in Israel, our Chairman of the Board of Directors resides there and we have several customers whose operations are based there. Accordingly, political, economic, and military conditions in Israel may directly affect our business. Since the establishment of the modern State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our business, results of operations, and leadership continuity.

Any armed conflicts, war, terrorist activities, or political instability in the region and the consequences thereof, such as our customers' ability to conduct operations and pay their suppliers of goods and services (such as our company), could adversely affect business conditions and could harm our results of operations.

It is currently not possible to predict the duration or severity of the ongoing wars with Iran and its proxies, or its effects on our business, operations, and financial conditions. The ongoing wars could disrupt our customers' business and operations. While we have not experienced any disruptions that have materially impacted our business or results of operations, there can be no assurances that further unforeseen events will not have a material adverse effect on us or our operations in the future.

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

Governance

    Our Board of Directors oversees our risk management process. The Audit Committee, by way of Board delegation, retains oversight of the Company’s cybersecurity risks. The senior leadership team, including our Chief Financial Officer and Chief Executive Officer, provides periodic reports to our Board, as applicable. Our Director of Information Technology Strategy and Operations is responsible for leading the assessment and management of cybersecurity threats and periodically updating the Audit Committee as needed.

    To date, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition.

Item 2. Properties

The Company currently leases its office and laboratory facilities under non-cancelable operating leases. Rent expense for operating leases is recognized on a straight-line basis over the lease term from the lease commencement date through the scheduled expiration date. Rent expenses totaled $1.8 million for the years ended April 30, 2026 and 2025. The Company considers its facilities adequate for its current operational needs.

The Company leases the following facilities:

•One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in November 2026. The Company recognized $78,000 and $75,000 of rental costs relative to this lease for fiscal 2026 and 2025, respectively.
•1330 Piccard Drive, Suite 025, Rockville, MD 20850, which consists of laboratory and office space where the Company conducts operations related to its primary service offerings. The lease expires February 28, 2029. The Company recognized $1.7 million of rental costs relative to this lease for each of fiscal 2026 and 2025.
•VIA LEONE XIII, 14, Milan, Italy, which consists of laboratory and office space where the Company conducts operations related to its flow cytometry service offerings. The lease was set to expire October 31, 2028, however, the Company terminated the lease effective April 30, 2026. The Company recognized $50,000 of rental costs in Italy for each of fiscal 2026 and 2025.

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

Approximate Number of Holders of Common Stock

As of July 23, 2026 there were approximately 1,900 record holders of the Company’s common stock.

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

Recent Sales by the Company of Unregistered Securities

None.

Repurchases of Securities

On March 29, 2023, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $5.0 million of the Company’s common stock. The share repurchase program is designed in accordance with Rule 10b-18 of the Exchange Act. The shares may be purchased from time to time in the open market, as permitted under applicable rules and regulations, at prevailing market prices. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The program does not obligate the Company to acquire a minimum number of shares. As of April 30, 2026, the Company had purchased approximately 120,300 shares of its common stock, at an average price of $5.73 per share, totaling approximately $708,000 and leaving an available balance of approximately $4.3 million authorized by the Board for use in the program as of that date. The Company did not purchase any shares of its common stock during the fiscal years ended April 30, 2026 or 2025.

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

We regularly evaluate strategic options to create additional value from our drug discovery business, which may include, but are not limited to, potential spin-out transactions, licensing opportunities, or capital raises.

Results of Operations

The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Years Ended April 30,
	2026	% of Revenue	2025	% of Revenue	% Change

Oncology revenue	$59,425	100.0%	$56,944	100.0%	4.4%

Costs and operating expenses:
Cost of oncology revenue	30,900	52.0	28,389	49.9	8.8
Research and development	9,084	15.3	6,825	12.0	33.1
Sales and marketing	9,318	15.7	7,545	13.2	23.5
General and administrative	11,152	18.8	9,339	16.4	19.4
Loss on disposal of equipment	111	0.2	293	0.5	(62.1)

Total costs and operating expenses	60,565	102.0	52,391	92.0	15.6

Income (loss) from operations	(1,140)	(2.0)	4,553	8.0	(125.0)

Oncology Revenue

Oncology revenue, which is primarily derived from research services, was $59.4 million and $56.9 million, for the years ended April 30, 2026 and 2025, respectively, an increase of $2.5 million, or 4.4%.

Our revenues are comprised of the following:

	For the Years Ended April 30,
(in 000s)	2026	2025
Pharmacology services	$57,133	$48,585
TOS data license revenue	764	4,676
Other TOS revenue	1,528	3,683
Total oncology revenue	$59,425	$56,944

Pharmacology Services

•Pharmacology services revenue increased for the year ended April 30, 2026 compared to the prior year. The increase was primarily driven by improved conversion of previously booked studies into revenue, including studies that had been expected to convert in the prior fiscal year but were delayed into fiscal 2026. The timing and progress of study activity can impact the period in which bookings convert to revenue.

TOS Data License Revenue

•TOS data license revenue decreased for the year ended April 30, 2026 compared to the prior year. Fiscal 2025 revenue primarily reflected a significant data license transaction with a single customer, while fiscal 2026 revenue was generated from multiple, smaller customer contracts. Although fiscal 2026 did not include a comparable large transaction, the Company expanded its data licensing customer base during the year.

Other TOS Revenue

•Other TOS revenue includes additional clinical services provided to the Company's pharmaceutical and biotechnology customers specifically for flow cytometry and SaaS provided via Lumin. Other TOS revenue decreased for the year ended April 30, 2026 compared to the prior year, primarily due to lower flow cytometry revenue as the Company strategically shifted its focus and investment away from this area of the business.

Cost of Oncology Revenue

Cost of oncology revenue was $30.9 million and $28.4 million for the years ended April 30, 2026 and 2025, respectively, an increase of $2.5 million or 8.8%. The increase was primarily driven by higher outsourced laboratory costs associated with the expansion of our radiopharmacology services. During fiscal 2026, we transitioned these capabilities in-house, which we expect will reduce our reliance on outsourced laboratory services and associated costs for fiscal 2027.

 Research and Development

Research and development expense was $9.1 million and $6.8 million for the years ended April 30, 2026 and 2025, respectively, an increase of $2.3 million or 33.1%.

The significant components of research and development expense were comprised of the following:

	Years Ended April 30,
(in 000s)	2026	2025
Compensation	$3,400	$2,800
Laboratory Supplies	2,400	2,000
Mice Costs	130	550
Outside Services	2,270	590

Research and development expense increased $2.3 million, or 33.1% for the year ended April 30, 2026 compared to the prior year. The increase was primarily driven by increased investment in the Company's data platform, including higher sequencing and laboratory costs, as well as higher compensation expenses associated with these initiatives.

Sales and Marketing

Sales and marketing expense increased $1.8 million or 23.5% for the year ended April 30, 2026 compared to the prior year. The increase was primarily driven by higher compensation costs associated with the expansion of the Company's commercial organization, including personnel supporting both its pharmacology services and data licensing businesses.

General and Administrative

General and administrative expense increased $1.8 million, or 19.4% for the year ended April 30, 2026 compared to the prior year. The increase was primarily driven by higher information technology costs, stock-based compensation and compensation-related expenses, including costs associated with changes in executive leadership.

Loss on Disposal of Equipment

Loss on disposal of equipment was $111,000 and $293,000 for the years ended April 30, 2026 and 2025, respectively, a decrease of $182,000 or 62%. For both years ended April 30, 2026 and 2025, the losses resulted from the disposal of equipment which could no longer be utilized and had a net book value, or carrying value on the balance sheet, as of the disposal date.

Other Income, net

Other income, net, was $211,000 and $73,000 for the years ended April 30, 2026 and 2025, respectively. The increase was primarily attributable to higher interest income.

Income Taxes, net

For the years ended April 30, 2026 and 2025, the Company recognized income tax expense of $246,000 and an income tax benefit of $75,000, respectively. For the year ended April 30, 2026, income tax expense of $246,000 is mainly attributable to U.S. state income taxes due to net operating loss limitations and taxable income earned in Israel and Italy relating to transfer pricing. For the year ended April 30, 2025, the income tax benefit of $75,000 is related to the same items as indicated for the year ending 2026, net of a $181,000 reversal of an uncertain tax liability in Israel.

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our cash on hand, working capital management, proceeds from certain private placements and public offerings of our securities and sales of products and services. For the years ended April 30, 2026 and 2025, the Company had a net loss of approximately $1.2 million and net income of approximately $4.7 million, respectively. As of April 30, 2026, the Company had an accumulated deficit of approximately $81.1 million, negative working capital of $703,000 and cash of $4.9 million. For the twelve months ended April 30, 2026, the Company used cash flow from operations of approximately $4.5 million. Despite our negative working capital at this date and use of cash from operations, we believe that our cash on hand, together with expected cash flows from operations, are adequate to fund operations through at least August 2027. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

Net cash used in operating activities was $4.5 million for the year ended April 30, 2026 compared to net cash provided by operating activities of $7.4 million for the year ended April 30, 2025. The decrease was primarily driven by a $6.6 million decrease in deferred revenue, compared to a $3.3 million increase in the prior year. The decrease in deferred revenue was primarily attributable to lower bookings and the timing of customer billings and study activity. Cash flow from operations was also impacted by the net loss in fiscal 2026 and an increase in accounts receivable, partially offset by an increase in accounts payable.

Cash Flows from Investing Activities

Net cash used in investing activities was $540,000 and $389,000 for the years ended April 30, 2026 and 2025, respectively. The cash used was for the investment in lab and computer equipment which, in fiscal 2026, was partially offset by proceeds from the sale of certain equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $99,000 for the year ended April 30, 2026. Net cash provided by financing activities was $170,000 for the year ended April 30, 2025. Cash flows provided by financing activities in both 2026 and 2025 was generated from the proceeds of stock option exercises offset by financing lease payments.

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

Revenue Recognition

The Company accounts for revenue under the Financial Accounting Standards Board's ("FASB") Accounting Standards Codification ("ASC") 606, Revenue from Contracts with Customers. In accordance with ("ASC 606"), revenue is recognized when, or as, a customer obtains control of promised services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Improvements to Tax Disclosures” (Topic 740). The new guidance is intended to enhance the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and the income taxes paid information disclosed. The ASU is effective retrospectively for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this ASU as of May 1, 2025, and it has been included in the required disclosures in our financial statements since.

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

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Management's Report on Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Principal Executive Officer (our Chief Executive Officer) and Principal Financial Officer (our Chief Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2026, the end of our fiscal year covered by this Annual Report. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or person performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2026, our Chief Executive Officer and Chief Financial Officer have concluded that, as of April 30, 2026, our disclosure controls and procedures are effective.

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

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was effective as of April 30, 2026, the end of the fiscal year covered by this Annual Report.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the quarter ended April 30, 2026, that materially affected, or were reasonably likely to materially affect the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained in our 2026 Proxy Statement and such information is incorporated herein by this reference.

Item 11. Executive Compensation

The information required by this Item will be contained in our 2026 Proxy Statement and such information is incorporated herein by this reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be contained in our 2026 Proxy Statement and such information is incorporated herein by this reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be contained in our 2026 Proxy Statement and such information is incorporated herein by this reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be contained in our 2026 Proxy Statement and such information is incorporated herein by this reference.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Champions Oncology, Inc. and Subsidiaries (the “Company”) as of April 30, 2026 and 2025, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company as of April 30, 2026 and 2025, and the consolidated results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ EisnerAmper LLP

We have served as the Company’s auditor since 2015.

EISNERAMPER LLP
Iselin, New Jersey
July 27, 2026

CHAMPIONS ONCOLOGY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF APRIL 30
(In Thousands except for shares)

	2026	2025
ASSETS
Current assets:
Cash	$4,872	$9,785
Accounts receivable, net	13,178	11,204
Prepaid expenses and other current assets	1,169	1,369

Total current assets	19,219	22,358

Operating lease right-of-use assets, net	3,697	5,080
Property and equipment, net	3,526	4,375
Other long term assets	212	196
Goodwill	335	335

Total assets	$26,989	$32,344

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,903	$4,248
Accrued liabilities	2,592	2,556
Current portion of operating lease liabilities	1,520	1,471
Other current liabilities	79	135
Deferred revenue	8,828	15,443

Total current liabilities	19,922	23,853

Non-current portion operating lease liabilities	2,992	4,634
Other non-current liabilities	7	85

Total liabilities	$22,921	$28,572

Stockholders' equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 14,007,159 and 13,897,503 shares issued; and 13,886,826 and 13,777,170 shares outstanding at April 30, 2026 and 2025, respectively	14	14
Treasury Stock, at cost	(708)	(708)
Additional paid-in capital	85,700	84,358
Accumulated deficit	(81,067)	(79,892)

Total stockholders’ equity attributable to Champions Oncology, Inc.	3,939	3,772

Noncontrolling interest	129	—

Total stockholders' equity	4,068	3,772

Total liabilities and stockholders' equity	$26,989	32,344

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands Except Share and Per Share Amounts)

	Year Ended April 30,
	2026	2025
Oncology revenue	$59,425	$56,944

Costs and operating expenses:
Cost of oncology revenue	30,900	28,389
Research and development	9,084	6,825
Sales and marketing	9,318	7,545
General and administrative	11,152	9,339
Loss on disposal of equipment	111	293

Total costs and operating expenses	60,565	52,391

Income (loss) from operations	(1,140)	4,553

Other income:
Other income, net	211	73

Income (loss) before income tax expense	(929)	4,626
Provision (benefit) for income tax	246	(75)

Net income (loss)	$(1,175)	$4,701

Net income (loss) per common share outstanding
basic	$(0.08)	$0.34
diluted	$(0.08)	$0.33

Weighted average common shares outstanding
basic	13,832,385	13,659,786
diluted	13,832,385	14,266,781

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(In Thousands except for shares)

								Total Stockholders' Equity (Deficiency)
	Common Stock		Treasury Stock		Additional Paid-in Capital	Non-Controlling Interest	Accumulated Deficit
	Shares	Amount	Shares	Amount
Balance, April 30, 2024	13,714,099	$14	120,333	$(708)	$83,384	$—	$(84,593)	$(1,903)
Stock-based compensation expense	—	—	—	—	654	—	—	654
Issuance of common stock on exercise of stock options	183,404	—	—	—	320	—	—	320
Net income	—	—	—	—	—	—	4,701	4,701

Balance, April 30, 2025	13,897,503	$14	120,333	$(708)	$84,358	$—	$(79,892)	$3,772
Stock-based compensation expense	—	—	—	—	1,108	129	—	1,237
Issuance of common stock on exercise of stock options	109,656	—	—	—	234	—	—	234
Net loss	—	—	—	—	—	—	(1,175)	(1,175)

Balance, April 30, 2026	14,007,159	$14	120,333	$(708)	$85,700	$129	$(81,067)	$4,068

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Year Ended April 30,
	2026	2025
Operating activities:
Net income (loss)	$(1,175)	$4,701

Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation expense	1,237	654
Depreciation and amortization expense	1,377	1,640
Loss on sale and disposal of equipment	111	293
Decrease in uncertain tax position	—	(181)
Operating lease right-of-use assets	1,383	1,172
Gain on termination of operating lease	(9)	—
Allowance and estimated credit losses	28	(272)

Changes in operating assets and liabilities:
Accounts receivable	(2,002)	(1,436)
Prepaid expenses and other current assets	200	144
Other long term assets	(16)	—
Accounts payable	2,558	(1,749)
Accrued liabilities	37	395
Operating lease liabilities	(1,586)	(1,324)
Deferred revenue	(6,615)	3,349

Net cash provided by (used in) operating activities	(4,472)	7,386

Investing activities:
Purchase of property and equipment	(564)	(389)
Proceeds from sale of equipment	24	—

Net cash used in investing activities	(540)	(389)

Financing activities:
Proceeds from exercise of options	234	320
Finance lease payments	(135)	(150)

Net cash provided by financing activities	99	170

Increase (decrease) in cash	(4,913)	7,167
Cash, beginning of year	9,785	2,618

Cash, end of year	$4,872	$9,785

Non-cash investing activities:
Equipment purchased in accounts payable	98	197

The accompanying notes are an integral part of these Consolidated Financial Statements.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Basis of Presentation

Background

Champions Oncology, Inc. ("we", "our", or the “Company”), is engaged in drug discovery and development through data-driven research strategies and innovative pharmacology, biomarker and data platforms. The Company’s TumorGraft Technology Platform ("the "Platform”), a comprehensive bank (the "Bank") of unique, well characterized "Patient Derived XenoGrafts" (PDX) models, is an approach to personalizing cancer care based upon the implantation of human tumors in immune-deficient mice. The Company provides a technology platform to pharmaceutical and biotechnology companies using proprietary TumorGraft studies, which the Company believes may be predictive of how drugs may perform in clinical settings. Utilizing the Platform, the Company offers multiple services to pharmaceutical and biotechnology companies seeking personalized approaches to drug development. By performing studies to predict the efficacy of oncology drugs, our Platform is designed to facilitate drug discovery with lower costs and increased speed of drug development as well as increased adoption of existing drugs.

The Company has four operating subsidiaries: Champions Oncology (Israel), Limited, Champions Biotechnology U.K., Limited, Champions Oncology S.R.L., and Corellia AI, Inc. For the years ended April 30, 2026 and 2025, there were no revenues earned by these subsidiaries.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company operates in one reportable business segment.

The Company's wholly owned subsidiary, Corellia, has issued equity‑classified stock options to certain of its employees. Stock‑based compensation expense is recognized over the requisite service period, with the corresponding equity recorded as non-controlling interest in the consolidated statements of stockholders' equity. Because the options are unexercised, they do not represent an actual ownership interest, and no portion of the Company's net income or loss is attributed to non-controlling interest until the options are exercised. Refer to Note 8.

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

Cash and Cash Equivalents

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company considers only those investments which are highly liquid, readily convertible to cash, and with original maturities of three months or less to be cash equivalents. As of April 30, 2026 and 2025, the Company had cash balances of $4.9 million and $9.8 million, respectively, and no cash equivalents. The Company maintains its cash balances in three major financial institutions which exceed federally insured limits. The Company regularly monitors the financial stability of these financial institutions and believes that it is not exposed to any significant credit risk in its cash. If any liquidity and/or financial stability concerns arise with respect to banks and financial institutions, either nationally or in specific regions, the Company's ability to access cash or enter into new financing arrangements may be threatened, which could have a material adverse effect on its business, financial condition and results of operations.

Liquidity

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our cash on hand, working capital management, proceeds from certain private placements and public offerings of our securities, and sales of products and services. For the year ended April 30, 2026, the Company had a net loss of approximately $1.2 million, an accumulated deficit of approximately $81.1 million, negative working capital of approximately $703,000 and cash of $4.9 million. Despite the negative working capital, we believe that our cash on hand, together with expected cash flows from operations, are adequate to fund operations through at least August 2027. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. The Company has no assets or liabilities that are measured at fair value on a recurring and/or non-recurring basis during the years ended April 30, 2026 and 2025.

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

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impairment of Long-Lived Assets

Impairment losses are to be recognized when the carrying amount of a long-lived asset is not recoverable or exceeds its fair value.  The Company evaluates its long-lived assets for impairment whenever events or changes in circumstances indicate that a carrying value may not be recoverable.  The Company uses estimates of future cash flows over the remaining useful life of a long- lived asset or asset group to determine the recoverability of the asset.  These estimates only include the net cash flows directly associated with, and that are expected to arise as a direct result of, the use and eventual disposition of the asset or asset group.  The Company did not recognize any impairment losses for the Company’s long-lived assets for the years ended April 30, 2026 and 2025 . Refer to Note 4, "Property and Equipment".

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

Judgments regarding the existence of impairment indicators are based on legal factors, market conditions and operational performance of the businesses.  Future events, including but not limited to continued declines in economic activity, loss of contracts or a significant number of customers, or a rapid increase in costs or capital expenditures, could cause the Company to conclude that impairment indicators exist and that goodwill is impaired. For the years ended April 30, 2026 and 2025, the Company's annual assessment did not result in any impairment indicators.

Cost of Oncology Revenue

Cost of oncology revenue consists of direct costs related to laboratory supplies, mice purchases, and maintenance costs for studies completed internally as well as charges from Contract Research Organizations for studies handled externally. Indirect costs include salaries and other payroll related costs of compensation for personnel directly engaged in providing Translational Oncology Solutions ("TOS") products and services. All costs of performing studies in-house are expensed as incurred. All costs of performing studies from external sources are expensed when incurred.

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

Earnings Per Share

Basic net income or loss per share is computed by dividing the net income or loss for the period by the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share is computed by dividing the net income for the period by the weighted-average number of shares of common stock plus dilutive potential common stock considered outstanding during the period. Such dilutive shares consist of incremental shares that would be issued upon exercise of the Company’s common stock options using the treasury method. Dilutive earnings per share is not presented when it would be antidilutive to do so.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Stock-based Payments

The Company generally recognizes expense for stock-based payments based on the fair value of awards on the date of grant.  The Company primarily uses the Black-Scholes option pricing model to estimate fair value. If awards contain market-based vesting conditions, a Monte Carlo simulation model is used to estimate fair value.  The Black-Scholes option valuation model was developed for use in estimating the fair value of short-traded options that have no vesting restrictions and are fully transferable.  The Monte Carlo simulation model is a generally accepted valuation technique that incorporates multiple potential future stock price paths and is particularly appropriate for awards with market-based performance conditions, as it captures the probability of achieving the applicable market condition over the expected term of the award.

Both valuation models require the Company to estimate certain key assumptions such as expected life, volatility, risk free interest rates and dividend yield, as applicable, to determine the grant date fair value of stock-based awards.  These assumptions are based on historical information and management judgment.  The risk-free interest rate used is based on the United States treasury security rate with a term consistent with the expected term of the award at the time of the grant. Since the Company has limited option exercise history, it has generally elected to estimate the expected life of an award based upon the Securities and Exchange Commission-approved “simplified method” noted under the provisions of Staff Accounting Bulletin No. 107 with the continued use of this method extended under the provisions of Staff Accounting Bulletin No. 110.  Estimated volatility is based upon the historical volatility of the Company's common stock.  The Company does not anticipate paying a dividend, and therefore, no expected dividend yield was used. For awards valued using the Monte Carlo simulation model, the valuation also incorporates the probability of achieving the applicable market condition and, where applicable, the correlation of the Company's stock price with the relevant market index or peer group. Forfeitures are accounted for as they occur.

The Company expenses stock-based payments over the period that the awards are expected to vest.  The Company expenses modification charges in the period of modification and, if required, over the remaining period the awards are expected to vest.

Income Taxes

Deferred income taxes have been provided to show the effect of temporary differences between the recognition of expenses for financial and income tax reporting purposes and between the tax basis of assets and liabilities, and their reported amounts in the consolidated financial statements. In assessing the realizability of deferred tax assets, the Company assesses the likelihood that deferred tax assets will be recovered through tax planning strategies or from future taxable income, and to the extent that recovery is not likely or there is insufficient operating history, a valuation allowance is established. The Company adjusts the valuation allowance in the period management determines it is more likely than not that net deferred tax assets will or will not be realized. Changes in valuation allowances from period to period are included in the tax provision in the period of change. As of April 30, 2026 and 2025, the Company provided a valuation allowance for all net deferred tax assets, as recovery is not more likely than not based on an insufficient history of earnings.

The Company reflects tax benefits only if it is more likely than not that the Company will be able to sustain the tax position, based on its technical merits. If a tax benefit meets this criterion, it is measured and recognized based on the largest amount of benefit that is cumulatively greater than 50% likely to be realized. As of April 30, 2026 and 2025, the Company did not record any liabilities related to uncertain tax positions. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company did not accrue any interest or penalties in the Company’s consolidated statements of operations for the years ended April 30, 2026 and 2025.

For the years ended April 30, 2026 and 2025, the Company recognized income tax expense of $246,000 and an income tax benefit of $75,000, respectively. For the year ended April 30, 2026, income tax expense of $246,000 is mainly attributable to U.S. state income taxes due to net operating loss limitations and taxable income earned in Israel and Italy relating to transfer pricing. For the year ended April 30, 2025, the income tax benefit of $75,000 is related to the same items as indicated for the year ending 2026, net of a $181,000 reversal of an uncertain tax liability in Israel.

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

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Accounts Receivables, Unbilled Services and Deferred Revenue

In general, billings and payments are established by contractual provisions including predetermined payment schedules, which may or may not correspond to the timing of the transfer of control of the Company's services under the contract. In general, the Company's intention in its invoicing (payment terms) is to maintain cash neutrality over the life of the contract, with terms generally being 30-90 days. Upfront payments, when they occur, are intended to cover certain expenses the Company incurs at the beginning of the contract. Neither the Company nor its customers view such upfront payments and contracted payment schedules as a means of financing. Unbilled services primarily arise when the revenue recognized exceeds

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the amount billed to the customer. Such situations occur due to divergences between revenue recognition and the invoicing milestones which are based on predetermined payment terms. Unbilled services are classified as a component of accounts receivable on the balance sheet.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Improvements to Tax Disclosures” (Topic 740). The new guidance is intended to enhance the transparency and decision usefulness of income tax disclosures through changes to the rate reconciliation and the income taxes paid information disclosed. The ASU is effective retrospectively for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this ASU, retrospectively, as of May 1, 2025 and it has been included in the required disclosures in the Company's financial statements.

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

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3. Accounts Receivable, Unbilled Services and Deferred Revenue

Accounts receivable and unbilled services were as follows (in thousands):

	April 30, 2026	April 30, 2025	April 30, 2024

Accounts receivable	$6,707	$6,835	$4,886
Unbilled services	7,528	5,398	5,941
Total accounts receivable and unbilled services	14,235	12,233	10,827
Less: allowance for estimated credit losses	(1,057)	(1,029)	(1,301)
Total accounts receivable, net	$13,178	$11,204	$9,526

Allowances for doubtful accounts and estimated credit losses were as follows (in thousands):

Beginning balance April 30, 2024	$1,301
Plus: Provision for credit losses and doubtful accounts	64
Less: Reversal of provision for credit losses and doubtful accounts, net	(209)
Less: Reversal for amounts subsequently collected	(71)
Less: Write offs	(56)
Balance April 30, 2025	$1,029
Plus: Provision for credit losses and doubtful accounts	86
Less: Reversal of provision for credit losses and doubtful accounts, net	(58)
Ending balance April 30, 2026	$1,057

Deferred revenue was as follows (in thousands):

Beginning balance April 30, 2024	$12,094
Additions:	29,973
Revenue Recognized	(26,624)
Balance April 30, 2025	$15,443
Additions:	24,102
Revenue Recognized	(30,717)
Balance April 30, 2026	$8,828

Deferred revenue is shown as a current liability on the Company's consolidated balance sheet.

Note 4. Property and Equipment

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Property and equipment consisted of the following (in thousands):

	April 30,
	2026	2025
Furniture and fixtures	$246	$246
Computer equipment and software	2,248	2,165
Laboratory equipment	11,465	11,323
Capitalized software development costs	1,888	1,888
Assets in progress	210	124
Leasehold improvements	361	317

Total property and equipment	16,418	16,063
Less: Accumulated depreciation and amortization	(12,892)	(11,688)

Property and equipment, net	$3,526	$4,375

    Depreciation and amortization expense was $1.4 million and $1.6 million for the years ended April 30, 2026 and 2025, respectively. Depreciation and amortization expense, excluding expense recorded under finance leases, was $1.2 million and $1.5 million for the years ended April 30, 2026 and 2025, respectively.

    As of April 30, 2026 and 2025, property, plant and equipment included gross assets held under finance leases of $1.0 million, respectively. Related depreciation expense for these assets was approximately $135,000 and $150,000 for the years ended April 30, 2026 and 2025, respectively.

During the year ended April 30, 2026, the Company sold and disposed of lab equipment with a cost of $307,000 and accumulated depreciation of $172,000, for proceeds of $24,000, resulting in a loss on sale and disposal of equipment recorded of $111,000. During the year ended April 30, 2025, the Company disposed of lab equipment with a cost of $636,000 and accumulated depreciation of $343,000 as of the disposal date, resulting in a loss on disposal of equipment recorded of $293,000.

Finance Lease

During fiscal 2022, the Company recognized a finance lease for laboratory equipment. This equipment was obtained as the result of a laboratory supplies purchase commitment with costs of approximately $370,000 at inception through December 2025. Cash payments for this lease were in the form of consideration for purchasing lab supplies under a purchase commitment agreement. The present value of the minimum future obligations of $370,000 was calculated based on an interest rate of 3.25%. Depreciation and amortization expense related to this finance lease was $59,000 and $77,000 for the years ended April 30, 2026 and 2025, respectively. Interest on the related finance lease liability was approximately $600 and $3,000 for the years ended April 30, 2026 and 2025, respectively.

During fiscal 2023, the Company recognized a finance lease for laboratory equipment. This equipment was obtained as the result of a laboratory supplies purchase commitment with costs of approximately $368,000 at inception through May 2027. Cash payments for this lease are in the form of consideration for purchasing lab supplies under a purchase commitment agreement. The present value of the minimum future obligations of $368,000 was calculated based on an interest rate of 3.5%. Depreciation and amortization expense related to this finance lease was $76,000 and $73,000 for the years ended April 30, 2026 and 2025, respectively. Interest on the related finance lease liability was approximately $4,000 and $7,000 for the years ended April 30, 2026 and 2025, respectively.

As noted above, the Company's financing leases are for laboratory equipment. The associated liabilities for these leases are classified on the consolidated balance sheets within other current and other non-current liabilities. The weighted average remaining lease term of these leases is 1.08 years.

Financing lease assets (lab equipment) and lease liabilities related to our current financing leases are as follows (in thousands):

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	April 30, 2026	April 30, 2025
Financing lease net asset	$85	$220
Current portion of financing lease liabilities	79	135
Non-current portion of financing lease liabilities	7	85

Future minimum lease payments due each fiscal year as follows (in thousands):

2027	$80
2028	7
Thereafter	—
Total undiscounted liabilities	87
Less: Imputed interest	(2)
Present value of minimum lease payments	$85

Note 5. Revenue from Contracts with Customers

Oncology Revenue

The following table represents disaggregated revenue for the twelve months ended April 30, 2026 and 2025:

	Year Ended April 30,
	2026	2025
Pharmacology services	$57,133	$48,585
TOS data license revenue	764	4,676
Other TOS revenue	1,528	3,683
Total oncology revenue	$59,425	$56,944
TOS data license revenue represents revenue from the sale of a license to access certain of the Company's PDX data. Other TOS revenue represents additional services provided to the Company's pharmaceutical and biotechnology customers, specifically flow cytometry services and software-as-a-service ("SaaS") provided via our Lumin Bioinformatics software.

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

Note 6. Significant Customers

For the year ended April 30, 2026, one of our customers accounted for 10% or more of our total revenue, at 24%. For the year ended April 30, 2025, the same customer accounted for 10% or more of our total revenue, at 13%, and an additional customer accounted for 10% of our total revenue.

As of April 30, 2026, our significant customer also accounted for 25% of our total net accounts receivable balance.

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

Royalties

The Company contracts with third-party vendors to license tumor samples for development into PDX models and use in our TOS business. These types of arrangements have an upfront fee ranging from approximately nil to $30,000 per tumor sample depending on the successful growth of the tumor model and ability to develop them into a sellable product. The upfront costs are expensed as incurred. In addition, under certain agreements, for a limited period of time, the Company is subject to royalty payments if the licensed tumor models are used for sale in our TOS business, ranging from 2% to 20% of the contract price after recouping certain initiation costs. Some of these arrangements also set forth an annual minimum royalty due regardless of tumor models used for sale. For the years ended April 30, 2026 and 2025, the Company has recognized approximately $594,000 and $462,000 in expense related to these royalty arrangements, respectively. Royalty expense is included in cost of oncology revenue in the accompanying consolidated statements of operations.

Note 8. Stock-based Payments

Stock-based compensation in the amount of $1.2 million and $654,000 was recognized for years ended April 30, 2026 and 2025, respectively. Stock-based compensation costs were recorded as follows (in thousands):

	Year Ended April 30,
	2026	2025
General and administrative	$969	$414
Sales and marketing	78	125
Research and development	134	10
TOS cost of sales	56	105

Total stock-based compensation expense	$1,237	$654

For the twelve months ended April 30, 2026, stock-based compensation expense for research and development includes approximately $129,000, for options granted by the Company's wholly-owned subsidiary, Corellia, to certain of its employees.

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

2021 Equity Incentive Plan

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As part of the 2021 Annual Shareholders Meeting, shareholders approved the adoption of the 2021 Equity Incentive Plan (“2021 Equity Plan”). The purpose of the 2021 Equity Plan is to grant (i) Non-statutory Stock Options; (ii) Incentive Stock Options; (iii) Restricted Stock Awards; and/or (iv) Stock Appreciation Rights (collectively, stock-based compensation) to its employees, directors and non-employees. Total stock awards under the 2021 Equity Plan shall not exceed 2 million shares of common stock. Options and Stock Appreciation Rights expire no later than ten years from the date of grant and the awards vest as determined by the Board of Directors (the "Board") or Chief Executive Officer. Options and Stock Appreciation Rights have a strike price not less than 100% of the fair market value of the common stock subject to the option or right at the date of grant. As of April 30, 2026, approximately 80,000 shares were left to issue under this plan and 1.9 million options granted under the 2021 plan were outstanding.

2010 Equity Incentive Plan

On February 18, 2011, shareholders owning a majority of the issued and outstanding shares of the Company executed a written consent approving the 2010 Equity Incentive Plan (“2010 Equity Plan”). The purpose of the 2010 Equity Plan is to grant (i) Non-statutory Stock Options; (ii) Restricted Stock Awards; and (iii) Stock Appreciation Rights (collectively, stock-based compensation) to its employees, directors and non-employees. Total stock awards under the 2010 Equity Plan shall not exceed 30,000,000 shares of common stock. Options and Stock Appreciation Rights expire no later than ten years from the date of grant and the awards vest as determined by the Board. Options and Stock Appreciation Rights have a strike price not less than 100% of the fair market value of the common stock subject to the option or right at the date of grant. After February 2021, no more shares were available to be issued from this plan. As of April 30, 2026, approximately 732,000 options granted under the 2010 plan were still outstanding.

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

Stock Option Grants

Black-Scholes and Monte Carlo assumptions used to calculate the fair value of Champions options granted by the Company during the years ended April 30, 2026 and 2025 were as follows:

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Year Ended April 30,
	2026	2025
Expected term in years	6	6
Risk-free interest rates	3.6% - 4.5%	3.6% - 4.5%
Volatility	53% - 62%	54% - 63%
Dividend yield	—%	—%

The weighted average fair value at grant date of stock options granted during the years ended April 30, 2026 and 2025, was $4.10 and $2.86, respectively.

Black-Scholes assumptions used to calculate the fair value of Corellia options granted by Corellia during May 2025 were as follows:

	Year Ended April 30,
	2026	2025
Expected term in years	6	0
Risk-free interest rates	4.15%	—%
Volatility	65%	—%
Dividend yield	—%	—%

The weighted average fair value at grant date of stock options granted during year ended April 30, 2026 was $1,364. There have been no Corellia stock options granted prior to or since the first quarter of fiscal 2026 and no options were granted during the year ended April 30, 2025.

The Company’s stock options activity and related information as of and for the years ended April 30, 2026 and 2025 is as follows:

	Directors and Employees	Non- Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, May 1, 2025	1,671,182	7,500	1,678,682	$4.98	4.9	$4,434,000
Granted	1,205,272	—	1,205,272	$7.08	9.3	$—
Exercised	(109,656)	—	(109,656)	$2.13
Canceled	(14,875)	—	(14,875)	$7.23
Forfeited	(66,270)	—	(66,270)	$7.53
Expired	(53,333)	—	(53,333)	$11.96

Outstanding, April 30, 2026	2,632,320	7,500	2,639,820	$5.84	6.4	$2,673,000

Vested and expected to vest as of April 30, 2026	2,632,320	7,500	2,639,820	$5.84	6.4	$2,673,000

Exercisable as of April 30, 2026	1,462,450	7,500	1,469,950	$4.86	4.0	$2,618,000

The remaining unrecognized stock-based compensation expense at April 30, 2026 was $4.1 million. Of this amount, $2.1 million is expected to be recognized over weighted-average periods ranging from 1.8 to 2.58 years. The remaining

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$2.0 million relates to awards with performance-based conditions that are not currently considered probable of achievement and will be recognized only if and when the applicable performance conditions become probable. As of April 30, 2026, there were 490,000 options that have these performance-based vesting provisions and are subject to forfeiture, in whole or in part, if these performance conditions are not achieved. Management assesses, on an ongoing basis, the probability of whether the performance criteria will be achieved and, if it is deemed probable, stock-based compensation expense is recognized over the relevant performance period.

The stock options activity for the Corellia 2023 Global equity incentive plan for the year ended April 30, 2026 was as follows:

	Directors and Employees	Non- Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, April 30, 2025	—	—	—	$—	—	$—
Granted	300	—	300	$1,682.00	9.06	$110,000

Outstanding, April 30, 2026	300	—	300	$1,682.00	9.06	$110,000

Vested and expected to vest as of April 30, 2026	300	—	300	$1,682.00	9.06	$110,000

Exercisable as of April 30, 2026	—	—	—	$—	—	$—

The remaining unrecognized stock-based compensation expense at April 30, 2026 was $281,000. This amount relates to time-based awards with a remaining weighted average recognition period of 2.06 years

Share Repurchase Program

On March 29, 2023, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $5.0 million of the Company’s common stock. The share repurchase program is designed in accordance with Rule 10b-18 of the Exchange Act. The shares may be purchased from time to time in the open market, as permitted under applicable rules and regulations, at prevailing market prices. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The program does not obligate the Company to acquire a minimum number of shares. As of April 30, 2026, the Company had purchased approximately 120,300 shares of its common stock, at an average price of $5.73 per share, totaling approximately $708,000 and leaving an available balance of approximately $4.3 million authorized by the Board for use in the program as of that date. The Company did not purchase any shares of its common stock during the year ended April 30, 2026.

Note 9. Provision for (Benefit from) Income Taxes

The following table presents the components of income (loss) before income taxes and the related income tax expense (benefit) (in thousands):

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended April 30,
	2026	2025
Income / (loss) before income taxes:
U.S. operations	$(1,164)	$4,426
Italy operations	145	116
Israel operations	90	84
Total income / (loss) before income taxes	(929)	4,626

Income tax expense / (benefit):
Current:
U.S. federal	$—	$—
U.S. state and local (a)	158	20
Italy	44	34
Israel	44	(129)
Total current income tax expense / (benefit)	246	(75)
Deferred:
U.S. federal	$—	$—
U.S. state and local (a)	—	—
Italy	—	—
Israel	—	—
Total deferred income tax expense / (benefit)	—	—

Total income tax expense / (benefit)	$246	$(75)

(a) Taxes in California, Connecticut, Pennsylvania, and New York City make up the majority of the current U.S. state and local income tax.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income taxes paid (net of refunds received) related to continuing operations are presented on a cash basis and were as follows (in thousands):

	For the Year Ended April 30,
	2026	2025
Jurisdiction:
U.S. federal	$—	$—
U.S. state and local:
California	106	—
New York City	37	—
Pennsylvania	14	—
Connecticut	24	—
Italy	36	31
Israel	25	12
Total income taxes paid (net of refunds received)	242	43

The expected tax expense / (benefit) based on the United States statutory federal tax rate is reconciled with actual tax expense / (benefit) as follows (in thousands):

	Year Ended April 30,
	2026		2025
Expected U.S. federal statutory income tax	$(195)	21.0%	$972	21.0%
U.S. state and local income taxes, net of federal benefit (b)	125	(13.4)%	16	0.3%
Foreign tax effects:
Italy:
Statutory tax rate differences	14	(1.5)%	8	0.2%
Nondeductible expenses	—	—%	1	—%
Israel:
Statutory tax rate differences	2	(0.2)%	2	—%
Uncertain tax position change	—	—%	(181)	(3.9)%
Return to provision adjustment	23	(2.5)%	32	0.7%
Change in U.S. federal valuation allowance	126	(13.6)%	(3,097)	(66.9)%
Nontaxable or nondeductible items:
Incentive stock compensation (deduction) / inclusion	(18)	1.9%	88	1.9%
Meals and entertainment	19	(2.0)%	17	0.4%
Other adjustments:
Global intangible low-taxed income inclusion	59	(6.4)%	60	1.3%
Adjustments to deferred tax assets	91	(9.8)%	2,007	43.4%
Income tax expense / (benefit)	$246	(26.5)%	$(75)	(1.6)%

(b) Taxes in California, Connecticut, Pennsylvania, and New York City make up the majority of the effect of the U.S. state and local tax category.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities as of April 30, 2026 and 2025 consist of the following (in thousands):

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	As of April 30,
	2026	2025
Deferred tax assets:
Net operating loss carryforwards	$10,962	$8,248
Capitalized research and development costs	3,454	3,712
Right of use liability	1,150	1,461
Deferred revenue	315	1,271
Stock-based compensation	1,371	1,212
Allowance for doubtful accounts and credit losses	269	234
Accrued liabilities	153	128
Total deferred tax assets before valuation allowance	17,674	16,266
Less: Valuation allowance	(16,364)	(14,838)
Total deferred tax assets after valuation allowance	1,310	1,428
Deferred tax liabilities:
Right of use asset	(943)	(1,212)
Fixed assets	(367)	(216)
Total deferred tax liabilities	(1,310)	(1,428)
Net deferred tax asset (liability)	$—	$—

Management has evaluated the available evidence about future tax planning strategies, taxable income, and other possible sources of realization of deferred tax assets and has established a full valuation allowance against its net deferred tax assets as of April 30, 2026 and 2025. For the years ended April 30, 2026 and 2025, the Company recorded a valuation allowance of $16.3 million and $14.8 million, respectively. The net increase in the valuation allowance of $1.5 million during the fiscal year ended April 30, 2026, was mainly due to increases in the deferred tax assets related to the net operating loss carryforward, net of decreases for other timing differences. The net increase of $1.5 million related to the U.S. federal and state/local jurisdictions of $0.1 million and $1.4 million, respectively. The valuation allowance related to the state/local jurisdictions increased mainly due to changes in the blended state statutory tax rate due to changes in state apportionment percentages.

The net decrease in the valuation allowance of $3.3 million during the fiscal year ended April 30, 2025, was mainly due to decreases in the deferred tax assets related to the net operating loss carryforward, stock-based compensation, and capitalized research expenses. The net decrease of $3.3 million related to the U.S. federal and state/local jurisdictions of $3.1 million and $200,000, respectively. Management continues to assess the realizability of the deferred tax assets at each interim and annual balance sheet date based upon actual and forecasted operating results.

As of April 30, 2026 and 2025, the Company’s estimated U.S. net operating loss carry-forwards were approximately $41.0 million and $35.1 million, respectively. Net operating losses generated prior to May 1, 2018 have a 20-year carryforward and will begin expiring in 2034 for federal and 2031 for state and local tax purposes. Losses generated in the fiscal years since the year ended April 30, 2019 may be carried forward indefinitely. A valuation allowance has been recorded against all of the deferred tax assets related to the loss carryforwards.

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

The Company files income tax returns in various jurisdictions with varying statutes of limitations. As of April 30, 2026, the earliest tax year still subject to examination for state purposes is fiscal 2022. The Company’s tax years for periods ending April 30, 2014 and forward are subject to examination by the United States and certain states due to the carry-forward of unutilized net operating losses. In Israel, tax returns remain open to review by the Israel Tax Authority (ITA) for four years from the end of the tax year in which the return was filed. The Company's tax years for periods ending April 30, 2020 and forward are subject to examination by the ITA.

The Company intends to indefinitely reinvest the earnings of its foreign subsidiaries and, therefore, has not recognized deferred taxes on the related outside basis differences.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of the Company’s uncertain tax positions for years ended April 30, 2026 and 2025 is as follows (in thousands):

	Year Ended April 30,
	2026	2025
Balance at beginning of year	$—	$181
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	—
Reductions for tax positions of prior years	—	—
Settlements	—	—
Reductions due to lapse of statute of limitations	—	(181)

Balance at end of year	$—	$—

As of May 1, 2024, the above amount of $181,000 was included in other long-term liabilities.

Note 10. Earnings Per Share
A reconciliation of net income and number of shares used in computing basic and diluted earnings per share was as follows:

	Year Ended April 30,
	2026	2025
Basic and diluted net income (loss) per share computation (dollars in thousands):
Net income (loss) attributable to common stockholders	$(1,175)	$4,701
Weighted Average common shares - basic and diluted	13,832,385	13,659,786
Basic net income (loss) per share	$(0.08)	$0.34

Diluted income (loss) per share computation
Net income (loss) attributable to common stockholders	$(1,175)	$4,701
Weighted Average common shares	13,832,385	13,659,786
Incremental shares from assumed exercise of stock options	—	606,995
Adjusted weighted average share – diluted	13,832,385	14,266,781

Diluted net income (loss) per share	$(0.08)	$0.33

The following table reflects the total potential stock-based instruments outstanding at April 30, 2026 and 2025 that could have an effect on the future computation of dilution per common share. These figures were not included in the above calculation as, to do so, would be antidilutive:

	Year Ended April 30,
	2026	2025
Stock options	2,639,820	126,353

Total common stock equivalents	2,639,820	126,353

Note 11. Related Party Transactions

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Related party transactions include transactions between the Company and its shareholders, management, or affiliates.  The following transactions were in the normal course of operations and were measured at the exchange amount, which is the amount of consideration established and agreed to by the parties.

Consulting Services

For fiscal years ended April 30, 2026 and 2025, the Company paid a member of its Board of Directors $0 and $12,000, respectively for consulting services unrelated to his duties as a board member. All of the amounts paid to this related party have been recognized in expense in the period the services were performed within general and administrative expenses in the accompanying consolidated statements of operations.

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

Operating Leases

The Company currently leases certain office equipment and its office and laboratory facilities under non-cancelable operating leases. Rent expense for operating leases is recognized on a straight-line basis over the lease term from the lease commencement date through the scheduled expiration date. Rent expenses totaled $1.8 million for the years ended April 30, 2026 and 2025.

The Company leases the following facilities:

•One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in November 2026. The Company recognized $78,000 and $75,000 of rent expense relative to this lease for fiscal 2026 and 2025, respectively.
•1330 Piccard Drive Suite 025, Rockville, MD 20850, which consists of laboratory and office space where the Company conducts operations related to its primary service offerings. The Company executed the original lease in January 2017 and the operating commencement date was August 11, 2017. The lease was amended to expand the premises and extend the expiration date in March 2020 and again in December 2020. This lease expires in February 2029. The Company recognized $1.7 million of rent expense for both fiscal 2026 and 2025.
•VIA LEONE XIII, 14, Milan, Italy, which consists of laboratory and office space where the Company conducted operations related to its flow cytometry service offerings. The Company executed the lease in November 2022. The lease was set to expire October 31, 2028. During the three months ended October 31, 2025, the Company exercised its right to terminate the lease early. The lease terminated April 30, 2026 and the Company is not currently utilizing a physical site in Italy. As part of this lease modification, the Company recorded a reduction to its right of use asset related to this lease of $108,000 during the year ended April 30, 2026. The Company also recorded a reduction to the current and non-current portions of the related operating lease liabilities of $16,000 and $101,000, respectively, during the year. These reductions resulted in the recording of a gain on lease termination of $9,000. The Company recognized $50,000 of rent expense associated with this lease in Italy for both fiscal 2026 and 2025.

ROU assets and lease liabilities related to the Company's current operating leases are as follows (in thousands):

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	April 30, 2026	April 30, 2025
Operating lease right-of-use assets, net	3,697	5,080
Current portion of operating lease liabilities	1,520	1,471
Non-current portion of operating lease liabilities	2,992	4,634

As of April 30, 2026, the weighted average remaining operating lease term and the weighted average discount rate were  2.79 years and 5.82%, respectively. As of April 30, 2025, the weighted average remaining operating lease term and the weighted average discount rate were 3.75 years and 5.89%, respectively.

Future minimum lease payments for operating leases due each fiscal year are as follows (in thousands):

2027	$2,869
2028	2,816
2029	2,364
Thereafter	—
Total undiscounted liabilities	8,049
Less: Imputed interest	(3,537)
Present value of minimum lease payments	$4,512

The composition of total lease cost for the years ended April 30, 2026 and 2025 were as follows (in thousands):

	Year Ended April 30,
	2026	2025
Operating lease costs	$1,778	$1,730

Financing lease costs:
Amortization of leased assets	135	150
Interest on lease liabilities	5	10

Total lease costs	$1,918	$1,890

Refer to Note 4, Property and Equipment, for more information on financing leases.

Note 13. Subsequent Events

On June 5, 2026, subsequent to the 2026 fiscal year-end balance sheet date, the Company executed an amendment to its existing operating lease for its office and lab space located in Rockville, MD , extending the lease term through March 31, 2037. The amendment will be accounted for as a lease modification in accordance with ASC 842 in the first quarter of fiscal 2027.

Based on its preliminary assessment, the Company expects the lease modification to increase its operating lease right-of-use assets and its operating lease liabilities by approximately $6.3 million. The amendment is also expected to increases the Company's future contractual minimum lease payment obligations by approximately $16.9 million over the remaining lease term through March 31, 2037. These amounts are preliminary and may change upon completion of the Company's detailed lease accounting analysis.

CHAMPIONS ONCOLOGY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHAMPIONS ONCOLOGY, INC.

July 27, 2026	/s/ ROBERT BRAININ
Robert Brainin
Chief Executive Officer
(principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ROBERT BRAININ	Chief Executive Officer and Director	July 27, 2026
Robert Brainin	(principal executive officer)

/s/ DAVID MILLER	Chief Financial Officer	July 27, 2026
David Miller	(principal financial and accounting officer)

/s/ RONNIE MORRIS	Director,	July 27, 2026
Ronnie Morris	Chairman of the Board of Directors

/s/ JOEL ACKERMAN	Director	July 27, 2026
Joel Ackerman

/s/ DAVID SIDRANSKY	Director	July 27, 2026
David Sidransky

/s/ SCOTT R. TOBIN	Director	July 27, 2026
Scott R. Tobin

/s/ DANIEL MENDELSON	Director	July 27, 2026
Daniel Mendelson

/s/ BRIAN ALEXANDER	Director	July 27, 2026
Brian Alexander

Exhibit Index

Exhibit No.

3.1	Amended and Restated Articles of Incorporation (incorporated by reference to Appendix A to the Company’s Information Statement on Schedule 14C filed March 7, 2011)

3.1.1	Certificate of Amendment to Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3(i) to the Company’s Current Report on Form 8-K filed April 28, 2015)

3.2	Amended and Restated Bylaws, as amended (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 9, 2017)

4.1	Description of Registered Securities (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed July 28, 2020)

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