Form 10-Q
period 2026-07-31
CHAMPIONS ONCOLOGY, INC.
filed 2026-09-11
CIK 771856

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 31, 2026
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
 The number of shares of common stock of the Registrant outstanding as of September 9, 2026 was 13,918,569.

DOCUMENTS INCORPORATED BY REFERENCE - None

INDEX TO FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2026

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements
CHAMPIONS ONCOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	July 31, 2026	April 30, 2026
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,358	$4,872
Accounts receivable, net	13,602	13,178
Prepaid expenses and other current assets	1,332	1,169

Total current assets	19,292	19,219

Operating lease right-of-use assets, net	9,675	3,697
Property and equipment, net	3,787	3,526
Other long-term assets	201	212
Goodwill	335	335

Total assets	$33,290	$26,989

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,632	$6,903
Accrued liabilities	2,676	2,592
Current portion of operating lease liabilities	635	1,520
Other current liability	234	79
Deferred revenue	9,552	8,828

Total current liabilities	18,729	19,922

Non-current operating lease liabilities	9,886	2,992
Other non-current liabilities	215	7

Total liabilities	$28,830	$22,921

Stockholders’ equity:
Common stock, $.001 par value; 200,000,000 shares authorized; 14,038,902 and 14,007,159 shares issued; and 13,918,569 and 13,886,826 outstanding as of July 31, 2026 and April 30, 2026, respectively	14	14
Treasury stock, at cost	(708)	(708)
Additional paid-in capital	86,080	85,700
Accumulated deficit	(81,493)	(81,067)

Total stockholders’ equity attributable to Champions Oncology, Inc.	3,893	3,939

Non-controlling interest	567	129

Total stockholders' equity	4,460	4,068

Total liabilities and stockholders’ equity	$33,290	$26,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except Per Share Amounts)

	Three Months Ended July 31,
	2026	2025

Oncology revenue	$15,232	$13,995

Costs and operating expenses:
Cost of oncology revenue	7,534	7,995
Research and development	2,344	2,082
Sales and marketing	3,090	1,855
General and administrative	2,673	2,570
Loss on disposal of equipment	—	20

Total costs and operating expenses	15,641	14,522

Loss from operations	(409)	(527)

Other income (expense), net	(6)	75

Loss before provision for income taxes	(415)	(452)
Provision for income taxes	11	14

Net loss	$(426)	$(466)

Net loss per common share outstanding
basic	$(0.03)	$(0.03)

Weighted average common shares outstanding
basic	13,897,535	13,788,414

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Dollars in Thousands)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Non-Controlling Interest	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance April 30, 2026	14,007,159	$14	120,333	$(708)	$85,700	$129	$(81,067)	$4,068
Stock-based compensation	—	—	—	—	328	438	—	766
Issuance of common stock on exercise of stock options	31,743	—	—	—	52	—	—	52
Net loss	—	—	—	—	—	—	(426)	(426)
Balance July 31, 2026	14,038,902	$14	120,333	$(708)	$86,080	$567	$(81,493)	$4,460

	Common Stock		Treasury Stock		Additional Paid-in Capital	Non-Controlling Interest	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balance April 30, 2025	13,897,503	$14	120,333	$(708)	$84,358	$—	$(79,892)	$3,772
Stock-based compensation	—	—	—	—	178	30	—	208
Issuance of common stock on exercise of stock options	11,251	—	—	—	24		—	$24
Net loss	—	—	—	—	—	—	(466)	(466)
Balance July 31, 2025	13,908,754	$14	120,333	$(708)	$84,560	$30	$(80,358)	$3,538

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHAMPIONS ONCOLOGY, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)

	Three Months Ended July 31,
	2026	2025
Operating activities:
Net loss	$(426)	$(466)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Stock-based compensation	766	208
Depreciation and amortization expense	314	358
Loss on disposal of equipment	—	20
Operating lease right-of use assets	268	310
Non-cash interest	17	—
Allowance and estimated credit losses	(10)	(29)
Changes in operating assets and liabilities:
Accounts receivable	(414)	1,759
Prepaid expenses and other current assets	(163)	154
Other long term assets	11	—
Accounts payable	(1,425)	411
Accrued liabilities	83	(755)
Operating lease liabilities	(237)	(356)
Deferred revenue	724	(1,014)

Net cash (used in) provided by operating activities	(492)	600

Investing activities:
Purchase of property and equipment	(55)	(46)

Net cash used in investing activities	(55)	(46)

Financing activities:
Proceeds from exercise of options	52	24
Finance lease payments	(19)	(38)

Net cash provided by (used in) financing activities	33	(14)

(Decrease) Increase in cash	(514)	540
Cash at beginning of period	4,872	9,785

Cash at end of period	$4,358	$10,325

Non-cash investing and financing activities:
Right-of-use assets obtained in exchange for operating lease liabilities	$6,246	$—
Equipment acquired under vendor financing arrangements	$412	$—
Additional equipment purchased in accounts payable	$125	$286

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

The Company has four operating subsidiaries: Champions Oncology (Israel), Limited, Champions Oncology U.K. Limited, Champions Oncology, S.R.L. (Italy), and Corellia A.I. Inc. ("Corellia"). For the three months ended July 31, 2026 and 2025, there were no revenues earned by these subsidiaries.

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

These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission, or the SEC. Certain information related to the Company’s organization, significant accounting policies and footnote disclosures normally included in financial statements prepared in accordance with GAAP has been condensed or omitted. The April 30, 2026 condensed consolidated balance sheet in the accompanying interim condensed consolidated financial statements was derived from audited consolidated financial statements. The accounting policies followed in the preparation of these unaudited condensed consolidated financial statements are consistent with those followed in the Company’s annual consolidated financial statements for the fiscal year ended April 30, 2026, as filed in the Company's Annual Report on Form 10-K with the SEC on July 27, 2026 (the "Annual Report"). In the opinion of management, these unaudited condensed consolidated financial statements contain all material adjustments necessary to fairly state our financial position, results of operations and cash flows for the periods presented and the presentations and disclosures herein are adequate when read in conjunction with the Annual Report. The results of operations for the interim periods are not necessarily indicative of the results of operations for a full fiscal year.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note 2. Significant Accounting Policies

The significant accounting policies used in the preparation of these condensed consolidated financial statements are disclosed in our 2026 Annual Report and there have been no changes to the Company's significant accounting policies during the three months ended July 31, 2026.

Liquidity

The Company's liquidity needs have typically arisen from the funding of its research and development programs and the launch of new products and services, working capital requirements, and other strategic initiatives. Historically, the Company has met these cash requirements through cash on hand, working capital management, and sales of products and services. In the past, the Company has also received proceeds from certain private placements and public offerings of our securities. For the three months ended July 31, 2026, the Company had a net loss of approximately $426,000, an accumulated deficit of approximately $81.5 million, working capital of $563,000 and cash of $4.4 million. The Company believes that its cash on hand, together with expected cash flows from operations, are adequate to fund operations through at least the next twelve months from the filing of this report. Should the Company be required to raise additional capital or seek to obtain financing, there can be no assurance that management would be successful in raising such capital or obtaining such financing on terms acceptable to us, if at all.

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

As of July 31, 2026 and 2025, all of the Company's potential common stock is considered anti-dilutive.

The following table reflects the total potential share-based instruments outstanding at July 31, 2026 and 2025 including those that could have an effect on the future computation of dilution per common share, had their effect not been anti-dilutive.

	July 31,
	2026	2025
Total common stock equivalents - stock options	2,613,440	2,531,806

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

Data License Revenue

The Company also enters into contracts to provide access to certain PDX model data via a license agreement with payments based on a fixed-fee arrangement. The Company's current data licenses contain a single performance obligation of delivering access to the licensed data. The Company recognizes this data license revenue at a point in time when the performance obligation is satisfied by delivery of the access to the data.

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

Recently Issued Accounting Pronouncements

In November 2024 and January 2025, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures" (Subtopic 220-40) "Disaggregation of Income Statement Expenses" and ASU 2025-01 "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures" (Subtopic 220-40): Clarifying the Effective Date". The new guidance is intended to enhance transparency and disclosures by requiring public business entities to disclose additional information about specific expense categories in the notes to financial statements at interim and annual reporting periods. The ASU is effective for the first annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The Company is in the process of evaluating the impact that the adoption of this ASU will have on its financial statements and related disclosures, which is not expected to be material.

Note 3. Accounts Receivable, Unbilled Services and Deferred Revenue
Accounts receivable and unbilled services were as follows (in thousands):

	July 31, 2026	April 30, 2026	May 1, 2025
Accounts receivable	$6,425	$6,707	$6,835
Unbilled services	8,224	7,528	5,398
Total accounts receivable and unbilled services	14,649	14,235	12,233
Less: Allowances for doubtful accounts and estimated credit losses	(1,047)	(1,057)	(1,029)
Total accounts receivable, net	$13,602	$13,178	$11,204

Allowances for doubtful accounts and estimated credit losses were as follows (in thousands):

Beginning balance April 30, 2026	$1,057
Plus: Provision for credit losses and doubtful accounts	$—
Less: Reversal of provision for credit losses and doubtful accounts, net	$(10)
Less: Reversal for amounts subsequently collected	$—
Less: Write offs	$—
Ending balance July 31, 2026	$1,047

Deferred revenue was as follows (in thousands):

Beginning balance April 30, 2026	$8,828
Additions:	$7,523
Revenue Recognized:	$(6,799)
Ending balance July 31, 2026	$9,552

Note 4. Revenue from Contracts with Customers

Oncology Revenue
The following table represents disaggregated revenue for the three months ended July 31, 2026 and 2025 (in thousands):

	Three Months Ended July 31,
	2026	2025
Pharmacology services	$14,156	$13,230
TOS data license revenue	893	311
Other TOS revenue	183	454
Total oncology revenue	$15,232	$13,995
Translational Oncology Solutions ("TOS") license revenue represents revenue from the sale of a data license to access certain of the Company's PDX data. Other TOS revenue represents additional services provided to the Company's pharmaceutical and biotechnology customers, specifically flow cytometry services and software-as-a-service ("SaaS") provided via our Lumin Bioinformatics software ("Lumin").

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

	July 31, 2026	April 30, 2026
Furniture and fixtures	$246	$246
Computer equipment and software	2,248	2,248
Capitalized software development costs	1,888	1,888
Laboratory equipment	12,132	11,465
Assets in progress	116	210
Leasehold improvements	361	361

Total property and equipment	16,991	16,418
Less: Accumulated depreciation and amortization	(13,204)	(12,892)

Property and equipment, net	$3,787	$3,526
Depreciation and amortization expense was $314,000 and $358,000 for the three months ended July 31, 2026 and 2025, respectively. Depreciation and amortization expense, excluding expense recorded under finance leases, was $295,000 and $320,000 for the three months ended July 31, 2026 and 2025, respectively.

As of July 31, 2026 and April 30, 2026, property, plant and equipment included gross assets held under finance leases of $1.0 million. Related depreciation expense was approximately $19,000 and $38,000 for the three months ended July 31, 2026 and 2025.

During the three months ended July 31, 2025, the Company disposed of lab equipment with a cost of $44,000 and accumulated depreciation of $24,000, resulting in a loss on disposal of equipment of $20,000. During the three months ended July 31, 2026, the Company did not dispose of any equipment.

Equipment Financing Arrangements

During the three months ended July 31, 2026, the Company received and placed into service laboratory equipment acquired under a vendor-financed purchase arrangement. The equipment is payable in 36 monthly installments through December 2028. The present value of the contractual payments, or cash-equivalent acquisition cost, was approximately $464,000 and was calculated using an imputed interest rate of 8.75%, resulting in an initial debt discount of approximately $65,000. Approximately $5,000 of qualifying interest incurred while the equipment was being prepared for its intended use was capitalized, resulting in an initial depreciable basis of approximately $469,000. As of July 31, 2026, the net equipment financing liability was approximately $383,000, of which approximately $168,000 and $215,000 were classified within other current liabilities and other non-current liabilities, respectively. In addition, approximately $29,000 of amounts previously invoiced by the vendor remained outstanding and were included in accounts payable. No depreciation expense related to the equipment was recognized during the three months ended July 31, 2026 as depreciation commences in the month following the equipment's July 24, 2026 placed-in-service date under the Company's depreciation convention.

During fiscal year 2023, the Company recognized a finance lease for laboratory equipment. This equipment was obtained as the result of a laboratory supplies purchase commitment with costs of approximately $368,000 at inception through June 2027. Cash payments for this lease are in the form of consideration for purchasing lab supplies under a purchase commitment agreement. The present value of the minimum future obligations of $368,000 was calculated based on an interest rate of 3.5%. Depreciation and amortization expense related to this finance lease was $19,000 for both the three months ended July 31, 2026 and 2025, respectively. Interest on the related finance lease liability was less than $1,000 and approximately $1,300 for the three months ended July 31, 2026 and 2025, respectively.

During fiscal year 2022, the Company recognized a finance lease for laboratory equipment. This equipment was obtained as the result of a laboratory supplies purchase commitment with costs of approximately $370,000 at inception through December 2025. Cash payments for this lease were in the form of consideration for purchasing lab supplies under a purchase commitment agreement. At the commencement of the commitment, the present value of the minimum future obligations of $370,000 was calculated based on an interest rate of 3.25%. Depreciation and amortization expense related to this finance lease was $0 and $19,000 for the three months ended July 31, 2026 and 2025, respectively. Interest on the related finance lease liability was $0 and less than $1,000, respectively, for the three months ended July 31, 2026 and 2025. This lease concluded during fiscal 2026.

As noted above, the Company's vendor-financed purchase arrangement and finance leases relate to laboratory equipment. The associated financing obligations are classified on the condensed consolidated balance sheets within other current liabilities and other non-current liabilities, as applicable. The weighted-average remaining lease term of the Company's finance lease and vendor-financed purchase arrangement is 0.83 years and 2.42 years, respectively.

Laboratory equipment assets and related financing obligations are as follows (in thousands):

	July 31, 2026	April 30, 2026
Finance lease equipment, net	$66	$85
Vendor-financed equipment, net	$469	$—

Current portion of financing lease liabilities	$66	$79
Current equipment financing liability	$168	$—
Total current equipment financing arrangements	$234	$79

Non-current portion of financing lease liabilities	$—	$7
Non-current equipment financing liability	$215	$—
Total non-current equipment financing arrangements	$215	$7

Future minimum lease payments related to the Company's finance leases due each fiscal year as follows (in thousands):

2027 remaining	$67
Thereafter	—
Total undiscounted liabilities	67
Less: Imputed interest	(1)
Present value of minimum lease payments	$66

Refer to Note 7, Leases, for information on operating leases.

Future payments under the Company's vendor-financed equipment purchase arrangement as of July 31, 2026 were as follows (in thousands):

Total remaining vendor payments	$455
Less: amounts included in accounts payable	(29)
Less: unamortized discount	(43)
Present value equipment financing liability	$383

Note 6. Stock-Based Payments

Stock-based compensation expense was recognized as follows (table in thousands):

	Three Months Ended July 31,
	2026	2025
General and administrative	$271	$148
Sales and marketing	44	12
Research and development	439	32
Cost of oncology revenue	12	16
Total stock-based compensation expense	$766	$208

For the three months ended July 31, 2026 and 2025, stock-based compensation expense for research and development includes approximately $438,000 and $30,000 respectively, for options granted by the Company's wholly-owned subsidiary, Corellia, to certain of its employees.

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

2021 Equity Incentive Plan
As part of the 2021 Annual Shareholders Meeting, shareholders approved the adoption of the 2021 Equity Incentive Plan (“2021 Equity Plan”). The purpose of the 2021 Equity Plan is to grant (i) Non-statutory Stock Options; (ii) Incentive Stock Options; (iii) Restricted Stock Awards; and/or (iv) Stock Appreciation Rights (collectively, stock-based compensation) to its employees, directors and non-employees. Total stock awards under the 2021 Equity Plan shall not exceed 2 million shares of common stock. Options and Stock Appreciation Rights expire no later than ten years from the date of grant and the awards vest as determined by the Company's Board of Directors. Options and Stock Appreciation Rights have a strike price not less than 100% of the fair market value of the common stock subject to the option or right at the date of grant. As of July 31, 2026, approximately 46,000 shares were available for issue under this plan.

2010 Equity Incentive Plan
On February 18, 2011, shareholders owning a majority of the issued and outstanding shares of the Company executed a written consent approving the 2010 Equity Incentive Plan (“2010 Equity Plan”). The purpose of the 2010 Equity Plan is to grant (i) Non-statutory Stock Options; (ii) Restricted Stock Awards; and (iii) Stock Appreciation Rights (collectively, stock-based compensation) to its employees, directors and non-employees. Total stock awards under the 2010 Equity Plan shall not exceed 30 million shares of common stock. Options and Stock Appreciation Rights expire no later than ten years from the date of grant and the awards vest as determined by the Board. Options and Stock Appreciation Rights have a strike price not less than 100% of the fair market value of the common stock subject to the option or right at the date of grant. After February 2021, no more shares were available to be issued from this plan. As of July 31, 2026, approximately 707,000 options granted under the 2010 plan were still outstanding.

2023 Global Equity Incentive Plan
As part of the establishment of Corellia, the subsidiary's Board of Directors approved the adoption of the 2023 Global Equity Incentive Plan ("the Plan"). The purpose of the Plan is to grant (i) Non-statutory Stock Options; (ii) Incentive Stock Options; and/or (iii) Restricted Stock Awards (collectively, stock-based compensation) to its employees, directors and non-employees. Options expire no later than ten years from the date of grant. Options awards vest as follows, unless otherwise determined by the subsidiary's Board or Plan Administrator: either one hundred percent (100%) of the options grant vest on the vesting commencement date (and in the absence of such determination, of the date on which such Options were granted) or twenty-five percent (25%) of the options grant vest on the first anniversary of the vesting commencement date and six and one-quarter percent (6.25%) of the options grant vest at the end of each subsequent three-month period thereafter over the course of the following three (3) years.

Stock Option Grants

Black-Scholes and Monte Carlo assumptions used to calculate the fair value of Champions options granted by the Company during the three months ended July 31, 2026 and 2025 were as follows:

	Three Months Ended July 31,
	2026	2025
Expected term in years	6	6
Risk-free interest rates	4.32%	4.08% - 4.50%
Volatility	53.30%	55.65% - 62.00%
Dividend yield	—%	—%

The weighted average fair value of stock options granted during the three months ended July 31, 2026 and 2025 was $3.19 and $4.33, respectively.

Black-Scholes assumptions used to calculate the fair value of Corellia options granted by Corellia during the three months ended July 31, 2026 and 2025 were as follows:

	Three Months Ended July 31,
	2026	2025
Expected term in years	6	6
Risk-free interest rates	4.09%	4.15%
Volatility	65%	65%
Dividend yield	—%	—%

The weighted average fair value of stock options granted during the three months ended July 31, 2026 and 2025 was $1,613 and $1,364, respectively.

Due to the absence of an active market for Corellia's common stock, Corellia utilized methodologies in accordance with the framework of the American Institute of Certified Public Accountants Technical Practice Aid, Valuation of Privately-Held Company Equity Securities Issued as Compensation, to estimate the fair value of its common stock. In determining the exercise prices for stock options granted, Corellia has considered the estimated fair value of the common stock as of the measurement date. The estimated fair value of the common stock has been determined at each grant date based upon a variety of factors, including the illiquid nature of the common stock. Among other factors are Corellia's financial position and historical financial performance, the status of technological developments within its research, the composition and ability of the current research and management team, an evaluation or benchmark of the Company’s competition and the current business climate in the marketplace. Significant changes to the key assumptions underlying the factors used could result in different fair values of common stock at each valuation date.

The Company’s stock options activity for the 2021 and 2010 equity incentive plans for the three months ended July 31, 2026 was as follows:

	Directors and Employees	Non- Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, April 30, 2026	2,632,320	7,500	2,639,820	$5.84	6.4	$2,673,000
Granted	62,500	—	62,500	5.78	9.96 years
Exercised	(31,743)	—	(31,743)	2.69
Forfeited	—	—	—	—
Canceled	(57,137)	—	(57,137)	6.58
Expired	—	—	—	—

Outstanding, July 31, 2026	2,605,940	7,500	2,613,440	$5.86	6.4	$1,970,000

Vested and expected to vest as of July 31, 2026	2,605,940	7,500	2,613,440	$5.86	6.4	$1,970,000

Exercisable as of July 31, 2026	1,480,794	7,500	1,488,294	$5.00	4.4	$1,967,000

The remaining unrecognized stock-based compensation expense at July 31, 2026 was $3.9 million. Of this amount, approximately $600,000 is expected to be recognized over a weighted-average period of 1.50 years for market-based options and $1.4 million is expected to be recognized over a weighted-average period of 2.63 years for time-based awards. The remaining $1.9 million relates to awards with performance-based conditions that are not currently considered probable of achievement and will be recognized only if and when the applicable performance conditions become probable. As of July 31, 2026, there were 490,000 options that have these performance-based vesting provisions and are subject to forfeiture, in whole or in part, if these performance conditions are not achieved. Management assesses, on an ongoing basis, the probability of whether the performance criteria will be achieved and, if it is deemed probable, stock-based compensation expense is recognized over the relevant performance period.

The stock options activity for the Corellia 2023 Global equity incentive plan for the three months ended July 31, 2026 was as follows:

	Directors and Employees	Total	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding, April 30, 2026	300	300	$1,682.00	9.06	$110,000
Granted	250	250	2,047.00	9.80

Outstanding, July 31, 2026	550	550	$1,847.91	9.26	$325,000

Vested and expected to vest as of July 31, 2026	550	550	$1,847.91	9.26	$325,000

Exercisable as of July 31, 2026	400	400	$1,910.13	9.43	$212,000

The remaining unrecognized stock-based compensation expense at July 31, 2026 was $246,000. This amount relates to time-based awards with a remaining weighted average recognition period of 1.8 years.

Share Repurchase Program

On March 29, 2023, the Board of Directors approved a share repurchase program authorizing the Company to purchase up to an aggregate of $5.0 million of the Company’s common stock. The share repurchase program is designed in accordance with Rule 10b-18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The shares may be purchased from time to time in the open market, as permitted under applicable rules and regulations, at prevailing market prices. The timing and amount of repurchases will depend on market conditions, share price, applicable legal requirements and other factors. The program does not obligate the Company to acquire a minimum number of shares. As of July 31, 2026, the Company had purchased 120,300 shares of its common stock, at an average price of $5.73 per share, totaling approximately $708,000 and leaving an available balance of approximately $4.3 million authorized by the Board for use in the program as of that date. The last purchase was made during fiscal year 2024.

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
Operating Leases
The Company currently leases certain office equipment and its office and laboratory facilities under non-cancelable operating leases. Rent expense for operating leases is recognized on a straight-line basis over the lease term from the lease commencement date through the scheduled expiration date. Rent expense totaled $457,000 and $453,000, respectively, for the three months ended July 31, 2026 and 2025. The Company considers its facilities adequate for its current operational needs.

The Company leases the following facilities:

•One University Plaza, Suite 307, Hackensack, New Jersey 07601, which, since November 2011, serves as the Company’s corporate headquarters. The lease expires in November 2026. The Company recognized $20,000 and $19,000, respectively, of rent expense relative to this lease for the three months ended July 31, 2026 and 2025.
•1330 Piccard Drive Suite 025, Rockville, MD 20850, which consists of laboratory and office space where the Company conducts operations related to its primary service offerings. The Company executed the original lease in January 2017. The operating commencement date was August 11, 2017. The lease was amended to expand the premises and extend the expiration date in March 2020 and again in December 2020. In June 2026, the lease was amended once again to extend the expiration date from February 2029 to March 2037. As a result of this amendment, the Company recognized an additional operating ROU asset and related operating lease liability of $6.3 million during the three months ended July 31, 2026. The Company recognized $437,000 and $422,000 of rent expense relative to this lease for the three months ended July 31, 2026 and 2025, respectively.
•VIA LEONE XIII, 14, Milan, Italy, which consisted of laboratory and office space where the Company conducted operations related to its flow cytometry service offerings. During fiscal 2026, the Company exercised its right to terminate the lease early on April 30, 2026 and the Company no longer utilizes a physical site in Italy. The Company recognized $0 and $13,000, respectively, of rent expense relative to this lease for both the three months ended July 31, 2026 and 2025.

ROU assets and lease liabilities related to our current operating leases are as follows (in thousands):

	July 31, 2026	April 30, 2026
Operating lease right-of-use assets, net	$9,675	$3,697
Current portion of operating lease liabilities	635	1,520
Non-current portion of operating lease liabilities	9,886	2,992

As of July 31, 2026, the weighted average remaining operating lease term and the weighted average discount rate were 10.60 years and 8.75%, respectively. As of July 31, 2025, the weighted average remaining operating lease term and the weighted average discount rate were 3.51 years and 5.89%, respectively.

Future minimum lease payments due each fiscal year as follows (in thousands):

2027 (remaining)	$2,243
2028	2,966
2029	2,740
2030	1,990
2031	3,087
Thereafter	19,311
Total undiscounted liabilities	32,337
Less: Imputed interest	(22,086)
Present value of minimum lease payments	$10,251

The composition of the total lease cost for three months ended July 31, 2026 and 2025 were as follows (in thousands):

	Three Months Ended July 31,
	2026	2025
Operating lease costs	$411	$441

Financing lease costs:
Amortization of leased assets	19	38
Interest on lease liabilities	1	2

Total lease costs	$431	$481

Refer to Note 5, Property and Equipment, for information on financing leases.

Note 8. Related Party Transactions

Related party transactions include transactions between the Company and its shareholders, management, or affiliates.  If applicable, any transactions to be performed in the normal course of operations would be measured and recorded at the exchange amount, which is the amount of consideration established and agreed to by the parties. There have been no transactions, such as consulting services, for which the Company has recognized expenses for the three months ended July 31, 2026 and 2025.

Note 9. Commitments and Contingencies

Legal Matters

The Company is not currently party to any legal matters to its knowledge. The Company is not aware of any other matters that would have a material impact on the Company’s financial position or results of operations.

Royalties

The Company contracts with third-party vendors to license tumor samples for development into PDX models and use in our pharmacology TOS business. These types of arrangements have an upfront fee ranging from nil to $30,000 per tumor sample depending on the successful growth of the tumor model and ability to develop them into a sellable product. The upfront costs are expensed as incurred. In addition, under certain agreements, for a limited period of time, the Company is subject to royalty payments if the licensed tumor models are used for sale in our TOS business, ranging from 2% to 20% of the contract price after recouping certain initiation costs. Some of these arrangements also set forth an annual minimum royalty due regardless of tumor models used for sale. For the three months ended July 31, 2026 and 2025, we have recognized approximately $226,000 and $39,000, respectively, in expense related to these royalty arrangements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our historical results of operations and our liquidity and capital resources should be read in conjunction with the condensed consolidated financial statements and related notes that appear elsewhere in this Report and our 2026 Annual Report.

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

Forward-looking statements speak only as of the date the statements are made. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, those described in “Risk Factors” in Part I, Item 1A of our 2026 Annual Report, as updated in our subsequent reports filed with the SEC, including any updates found in Part II, Item 1A of this or other reports on Form 10-Q, if any. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

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

Liquidity and Capital Resources

Our liquidity needs have typically arisen from the funding of our research and development programs and the launch of new products, working capital requirements, and other strategic initiatives. In the past, we have met these cash requirements through our cash on hand, working capital management, proceeds from certain private placements and public offerings of our securities, and sales of products and services. For the three months ended July 31, 2026 and 2025, the Company had net losses of $426,000 and $466,000, respectively. As of July 31, 2026, the Company had an accumulated deficit of approximately $81.5 million, working capital of $563,000 and cash of $4.4 million. For the three months ended July 31, 2026, the Company used cash flow in operations of approximately $492,000. Despite our cash used in operations for the period, we believe that our cash on hand, together with expected cash flows from operations, are adequate to fund operations through at least September 2027. Should the Company be required to raise additional capital, there can be no assurance that management would be successful in raising such capital on terms acceptable to us, if at all.

Operating Results

The following table summarizes our operating results for the periods presented below (dollars in thousands):

	For the Three Months Ended July 31,
	2026	% of Revenue	2025	% of Revenue	% Change

Oncology revenue	$15,232	100.0%	$13,995	100.0%	8.8%

Costs and operating expenses:
Cost of oncology revenue	7,534	49.5	7,995	57.1	(5.8)
Research and development	2,344	15.4	2,082	14.9	12.6
Sales and marketing	3,090	20.3	1,855	13.3	66.6
General and administrative	2,673	17.5	2,570	18.4	4.0
Loss on sale and disposal of equipment	—	—	20	0.1	(100.0)

Total costs and operating expenses	15,641	102.7	14,522	103.8	7.7
Loss from operations	$(409)	(2.7)%	$(527)	(3.8)%	(22.4)%

Oncology Revenue

Oncology revenue, primarily derived from research services, totaled $15.2 million for the three months ended July 31, 2026, compared to $14.0 million for the same period in 2025, an increase of $1.2 million or 8.8%.

Our revenues are comprised of the following:

	Three Months Ended July 31,
(in 000s)	2026	2025
Pharmacology services	$14,156	$13,230
TOS data license revenue	893	311
Other TOS revenue	183	454
Total oncology revenue	$15,232	$13,995

Pharmacology Services

•Pharmacology services revenue increased for the three-month period ended July 31, 2026 compared to the same period in 2025, primarily due to increased sales and improved conversion rates, with a greater proportion of contracted work converting to revenue.

TOS Data License Revenue

•Data license revenue increased to $893,000 for the three-month period ended July 31, 2026, compared to $311,000 in the same period in 2025, reflecting increased commercial activity around our data offerings. We continue to see a growing pipeline of opportunities as we expand our commercial efforts and customer engagement in this area.

Other TOS Revenue

•Other TOS Revenue includes additional services provided to the Company's pharmaceutical and biotechnology customers, including flow cytometry and SaaS offerings provided through Lumin which are not part of the Company's current strategic focus.
•Other TOS revenue decreased for the three-month period ended July 31, 2026 compared to the same period in 2025, primarily due to lower flow cytometry and Lumin SaaS revenue as the Company continued to shift its strategic focus and investment away from these areas of the business.

Cost of Oncology Revenue

Cost of oncology revenue decreased $461,000 or 5.8% to $7.5 million for the three months ended July 31, 2026, as compared to $8.0 million in the prior year period. The decrease was primarily attributable to lower outsourced laboratory service costs, including radiolabeling work performed by third-party laboratories, partially offset by higher royalty costs associated with the increase in revenue.

 Research and Development

Research and development expense for the three months ended July 31, 2026 and 2025 were $2.3 million and $2.1 million, respectively, an increase of approximately $262,000 or 12.6%. The increase was primarily attributable to higher share-based compensation expense related to Corellia, our wholly owned subsidiary focused on target discovery.

The significant components of research and development expense are comprised of the following:

	Three Months Ended July 31,
(in 000s)	2026	2025
Compensation	$1,315	$875
Laboratory Supplies	352	637
Mice Costs	48	19
Outside Services	324	448

Sales and Marketing

Sales and marketing expenses were $3.1 million for the three months ended July 31, 2026, compared to $1.9 million for the same period in 2025, an increase of $1.2 million or 66.6%. The increase was primarily driven by higher compensation expense associated with the expansion of the Company’s commercial organization, including personnel supporting both the Company’s core research services business and its data licensing initiatives. Sales and marketing expenses are expected to remain elevated as the Company continues to invest in commercial capabilities to support these growth initiatives.

General and Administrative

General and administrative expenses were $2.7 million for the three months ended July 31, 2026, compared to $2.6 million for the same period in 2025, an increase of $103,000, or 4.0%. General and administrative expenses primarily consist of compensation, insurance, professional fees, IT infrastructure, and depreciation and amortization. The increase was primarily attributable to higher compensation expenses associated with executive leadership changes made in the second quarter of fiscal 2026 offset by a decrease in IT infrastructure costs.

Cash Flows

The following discussion relates to the major components of our cash flows:

Cash Flows from Operating Activities

For the three months ended July 31, 2026, net cash used in operating activities was $492,000. The use of cash was primarily driven by the net loss for the quarter. For the three months ended July 31, 2025, net cash provided by operating activities was $600,000. The cash provided by operating activities in the prior year period was supported by receivables conversion and normal working capital activity, partially offset by a quarterly net loss.

Cash Flows from Investing Activities

Net cash used in investing activities for the three months ended July 31, 2026 and 2025 was approximately $55,000 and $46,000. Cash used in investing activities was for the purchases of lab and computer equipment.

Cash Flows from Financing Activities

Net cash provided by financing activities was $33,000 for the three months ended July 31, 2026 resulting from proceeds received for stock option exercises, partially offset by financing lease payments. Net cash used in financing activities was $14,000 for the three months ended July 31, 2025, resulting from financing lease payments.

Critical Accounting Estimates and Policies

There have been no changes to our critical accounting policies during the three months ended July 31, 2026. Critical accounting policies and the significant estimates made in accordance with such policies are regularly discussed with our Audit Committee. Those policies are discussed under “Critical Accounting Policies” in “Part II. Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” as well as in our Condensed Consolidated Financial Statements and the footnotes thereto, each included in our 2026 Annual Report.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of July 31, 2026. Based on that assessment, our management, including our Chief Executive Officer and our Chief Financial Officer, have concluded that our disclosure controls and procedures were effective as of July 31, 2026 at the reasonable assurance level in ensuring that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure. Further, management concluded that our condensed consolidated financial statements in this Report present fairly, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with GAAP.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting occurred during the fiscal quarter ended July 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such, or against any of our property.

Item 1A. Risk Factors

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Report, there have been no material changes with respect to those risk factors previously disclosed in our 2026 Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

CHAMPIONS ONCOLOGY, INC.
(Registrant)

Date: September 11, 2026	By:	/s/ Robert Brainin
Robert Brainin
Chief Executive Officer
(principal executive officer)

Date: September 11, 2026	By:	/s/ David Miller
David Miller
Chief Financial Officer
(principal financial and accounting officer)